Form 10-Q
period 2006-03-31
Affinion Group, Inc.
filed 2006-05-15
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 333-133895

AFFINION GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	16-1732152
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification number)

100 Connecticut Avenue

Norwalk, CT 06850

(Address, including zip code, of

principal executive offices)

(203) 956-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 15, 2006 was 100.

i

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

(In millions, except share amounts and par value)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$84.7	$113.4
Restricted cash	26.3	28.2
Investments	0.4	0.4
Receivables (net of allowance for doubtful accounts of $2.9 and $2.8 in 2006 and 2005, respectively)	75.0	61.5
Receivables from related parties	18.3	13.7
Profit-sharing receivables from insurance carriers	61.7	62.7
Prepaid commissions	57.5	40.7
Deferred income taxes	9.0	—
Other current assets	36.6	38.6

Total current assets	369.5	359.2
Property and equipment, net	102.2	107.7
Contract rights and list fees, net	5.7	1.8
Goodwill	360.9	366.2
Other intangibles, net	1,227.6	1,317.8
Other non-current assets	48.5	47.3

Total assets	$2,114.4	$2,200.0

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$20.3	$20.4
Accounts payable and accrued expenses	263.5	276.5
Payables to related parties	4.5	3.1
Deferred revenue	214.2	148.6
Deferred income taxes	—	2.5
Income taxes payable	2.0	0.8

Total current liabilities	504.5	451.9
Long-term debt	1,450.7	1,470.6
Deferred income taxes	29.9	27.8
Deferred revenue	13.4	7.6
Other long-term liabilities	6.0	8.1

Total liabilities	2,004.5	1,966.0

Minority interests	0.3	0.1

Stockholder’s Equity:
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	372.1	372.1
Accumulated deficit	(262.6)	(136.3)
Accumulated other comprehensive income/(loss)	0.1	(1.9)

Total equity	109.6	233.9

Total liabilities and stockholder’s equity	$2,114.4	$2,200.0

See notes to the unaudited condensed consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In millions)

	THE COMPANY	THE PREDECESSOR
	For the Three Months Ended March, 31 2006	For the Three Months Ended March 31, 2005
Net Revenues	$245.9	$337.5

Expenses:
Marketing and commissions	134.1	168.1
Operating costs	75.3	106.4
General and administrative	29.0	32.1
Gain on sale of assets	—	(0.6)
Depreciation and amortization	101.7	10.4

Total Expenses	340.1	316.4

Income/(Loss) from Operations	(94.2)	21.1
Interest income	1.2	0.5
Interest expense	(34.1)	(0.3)
Other expense, net	—	(0.1)

Income/(Loss) Before Income Taxes and Minority Interests	(127.1)	21.2
Provision for/(benefit from) income taxes	(0.9)	8.0
Minority interests, net of tax	0.1	0.1

Net Income/(Loss)	$(126.3)	$13.1

See notes to the unaudited condensed consolidated and combined financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDER’S EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In millions)

	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance, January 1, 2006	$372.1	$(136.3)	$(1.9)	$233.9

Net loss	—	(126.3)	—	(126.3)
Currency translation adjustment	—	—	2.0	2.0

Total comprehensive loss				(124.3)

Balance, March 31, 2006	$372.1	$(262.6)	$0.1	$109.6

See notes to the unaudited condensed consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In millions)

	THE COMPANY	THE PREDECESSOR
	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Operating Activities
Net income/(loss)	$(126.3)	$13.1
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	101.7	10.4
Amortization of debt discount and financing costs	4.4	—
Gain on sale of assets	—	(0.6)
Loss on disposal of property and equipment	—	1.7
Loss on mark-to-market of Cendant stock	—	0.1
Deferred income taxes	(4.1)	(18.9)
Net change in assets and liabilities:
Receivables	(12.8)	7.8
Receivables from related parties	(4.6)	—
Profit-sharing receivables from insurance carriers	1.1	(11.6)
Prepaid commissions	(16.8)	2.9
Other current assets	2.2	(3.3)
Deferred acquisition costs	—	2.1
Contract rights and list fees	(4.1)	(0.6)
Other non-current assets	(5.3)	1.0
Accounts payable and accrued expenses	(13.8)	(5.2)
Payable to related parties	1.4	—
Deferred revenue	71.1	(22.3)
Income taxes receivable and payable	1.1	3.2
Other long-term liabilities	(2.1)	—
Minority interests and other, net	0.3	—

Net cash used in operating activities	(6.6)	(20.2)

Investing Activities
Capital expenditures	(4.4)	(5.6)
Restricted cash	2.0	(0.7)

Net cash used in investing activities	(2.4)	(6.3)

Financing Activities
Principal payments on borrowings	(20.1)	(0.2)
Payment for Cendant credit agreement	—	(20.0)
Decrease in advances to Cendant, net	—	62.4

Net cash provided by/(used in) financing activities	(20.1)	42.2

Effect of changes in exchange rates on cash and cash equivalents	0.4	(0.8)

Net increase/(decrease) in cash and cash equivalents	(28.7)	14.9

Cash and cash equivalents, beginning of period	113.4	22.5

Cash and Cash Equivalents, End of Period	$84.7	$37.4

Supplemental Disclosure of Cash Flow Information:
Interest payments	$26.3	$0.2

Income tax payments	$—	$7.3

See notes to the unaudited condensed consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation— On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), the Company’s parent company, and a warrant (fair value of $16.7 million) that is exercisable into 7.5% of the common equity of Affinion Holdings upon the earlier of four years or the achievement by Apollo of certain investment return hurdles and $38.1 million of transaction related costs. Pursuant to the purchase agreement, Affinion acquired all of the outstanding capital stock and membership interests of the Predecessor, as well as substantially all of the Predecessor’s assets and liabilities.

The Predecessor was a combined reporting entity that was comprised of the assets and liabilities used in managing and operating the marketing services businesses of Cendant. The entities that comprise the Predecessor included Affinion Group, LLC (formerly known as Cendant Marketing Group, LLC) (“AGLLC”), Affinion Membership Services Holdings Subsidiary LLC (formerly known as Cendant Membership Services Holdings Subsidiary LLC), Trilegiant Corporation (“Trilegiant”), TRL Group, Inc. (“TRL Group”), Affinion Benefits Group, Inc. (formerly known as Progeny Marketing Innovations Inc.), Affinion International Holdings Limited (formerly known as Cendant International Holdings Limited) (“AIH” or “Cims”), Affinion Loyalty Group, Inc. (formerly known as Trilegiant Loyalty Solutions, Inc.) (“TLS”), Cendant Travel, Inc. (“CTI”) and related companies. All of the entities that comprise the Predecessor were acquired by Apollo on October 17, 2005.

Business Description—The Company is a leading affinity marketer of membership, insurance and package programs and services to consumers. The Company markets its programs and services through affinity partnerships with financial and non-financial institutions and directly to consumers using a variety of media including direct mail, online marketing, in-branch marketing, telemarketing and other marketing methods. The Company utilizes the customer bases and brand names of its affinity partners to market membership and insurance programs to its customers. The Company’s programs provide its members with i) access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement; ii) insurance programs such as accidental death and dismemberment, hospital accident protection and hospital indemnity protection and iii) personal protection benefits and services such as credit monitoring and identity theft protection services. In addition to the Company’s affinity direct marketing business, it also administers points-based loyalty programs on behalf of its affinity partners. The Company markets programs to affinity partners under the Trilegiant, Progeny Marketing Innovations, Cims and Trilegiant Loyalty Solutions service marks and are separated into four business segments as follows:

•	Membership Operations—designs, implements and markets membership programs to customers of its affinity partners in North America and provides travel agency services primarily to its membership customers.

•	Insurance and Package Operations—markets accidental death and dismemberment and other insurance policies to customers of its affinity partners in North America and designs and provides package enhancement programs primarily to financial institutions, which, in turn, market or provide these programs to their customers.

•	International Operations—markets membership programs and package enhancement programs to customers of its affinity partners outside North America.

•	Loyalty Operations—administers points-based loyalty programs and provides enhancement benefits to credit card issuers.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of the Company, while the accompanying unaudited condensed combined financial statements include the accounts and transactions of the Predecessor. In presenting these condensed financial statements, management makes estimates and assumptions that affect reported amounts of assets and liabilities and related disclosures, and disclosure of contingent assets and liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates, by their nature, are based on judgments and available information at the time. As such, actual results could differ from those estimates. In management’s opinion, the unaudited condensed consolidated and combined condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.

The accompanying condensed consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by generally accepted accounting principles in the United States have been condensed or omitted; however, they do include such notes and financial information sufficient so as to make the interim information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2005, and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and the combined financial statements of the Predecessor as of December 31, 2004, and for the periods from January 1, 2005 to October 16, 2005, and for years ended December 31, 2004 and 2003, each as included in our initial registration statement on Form S-4 filed with the SEC on May 8, 2006 (the “Registration Statement”).

2. INTANGIBLE ASSETS

As disclosed in Note 1, on October 17, 2005, Cendant completed the sale of the Predecessor to the Company pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The allocations of purchase price are based on preliminary estimates of the fair value of assets acquired and liabilities assumed, including post-closing relationships with Cendant, available information and management assumptions, which will be revised based upon final fair value calculations generally using an independent third party appraiser and the resolution of purchase price adjustments pursuant to the purchase agreement. Any final adjustments, which may be significant, could change the allocations of purchase price and could result in a change to information disclosed.

Intangible assets consisted of:

	March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Currency Translation and Other	Net Carrying Amount
Amortizing intangible assets:
Member relationships	$760.0	$(96.8)	$0.1	$663.3
Affinity relationships	539.0	(63.3)	1.1	476.8
Proprietary databases and systems	52.0	(7.9)	—	44.1
Trademarks/Tradenames	25.0	(0.9)	0.1	24.2
Patents and technology	20.0	(0.8)	—	19.2

	$1,396.0	$(169.7)	$1.3	$1,227.6

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Currency Translation and Other	Net Carrying Amount
Amortizing intangible assets:
Member relationships	$760.0	$(43.9)	$(0.2)	$715.9
Affinity relationships	539.0	(28.0)	(1.6)	509.4
Proprietary databases and systems	52.0	(3.6)	—	48.4
Trademarks/Tradenames	25.0	(0.4)	(0.1)	24.5
Patents and technology	20.0	(0.4)	—	19.6

	$1,396.0	$(76.3)	$(1.9)	$1,317.8

The changes in the carrying amount of goodwill are as follows:

	Balance at January 1, 2006	Change in Deferred Tax Asset Valuation Allowance	Balance at March 31, 2006
Membership operations	$233.0	$—	$233.0
Insurance and package operations	93.1	—	93.1
International operations	13.6	(5.3)	8.3
Loyalty operations	26.5	—	26.5

Total Company	$366.2	$(5.3)	$360.9

Amortization expense relating to intangible assets was as follows:

	The Company	The Predecessor
	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Member relationships	$52.7	$0.3
Affinity relationships	33.7	0.3
Proprietary databases and systems	4.3	—
Trademarks/Tradenames	0.4	—
Patents and technology	0.5	0.2

Total	$91.6	$0.8

Based on the Company’s amortizable intangible assets as of March 31, 2006, the Company expects related amortization expense for the remainder of 2006 and the next four succeeding fiscal years to be approximately $252.3 million, $246.7 million, $188.6 million, $139.3 million, and $115.7 million, respectively.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	March 31, 2006	December 31, 2005
Accounts payable	$58.5	$75.8
Accrued product costs	51.2	68.0
Accrued payroll and related costs	31.2	28.9
Accrued interest	30.4	21.9
Accrued legal and professional fees	21.9	19.0
Accrued commissions	9.9	9.4
Accrued sales tax	4.5	4.1
Other	55.9	49.4

Total	$263.5	$276.5

Employee retention bonuses totaling $14.7 million granted in connection with the Apollo Transactions are being accrued and recognized ratably as compensation expense by the Company through the future contractual payment dates since these payments are contingent upon the employee being in the employ of the Company at the payment date. Such compensation expense included in general and administrative expenses for three months ended March 31, 2006 was $4.6 million. Certain employees have elected to receive their bonus amounts in stock of Affinion Holdings. Should the employee terminate prior to the payment date, the Company will reverse the amount accrued through the termination date and pay the amount to Cendant as additional purchase price pursuant to the purchase agreement dated July 26, 2005.

4. LONG-TERM DEBT

Long-term debt consisted of:

	March 31, 2006	December 31, 2005
Term loan due 2012	$820.0	$840.0
10.125% senior notes due 2013, net of unamortized discount with an effective interest rate of 10.375%	266.6	266.4
Senior subordinated bridge loan facility	383.6	383.6
Capital lease obligations	0.8	1.0

Total debt	1,471.0	1,491.0
Less: current portion of long-term debt	(20.3)	(20.4)

Long-term debt	$1,450.7	$1,470.6

On April 26, 2006 the Company issued $355.5 million aggregate principal amount of 11.5% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under its $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. (See Note 11—Subsequent Events).

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

On May 3, 2006 the Company issued an additional $34.0 million aggregate principal amount of 10 1/8% senior notes due 2013 (the “Senior Notes”) at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under its Bridge Loan, plus accrued interest, and to pay fees and expenses associated with such issuance. (See Note 11—Subsequent Events).

It is the intention of the Company’s management to make a voluntary $20.0 million principal prepayment of the term loan on May 15, 2006. (See Note 11—Subsequent Events).

5. INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2005 was 37.8%. This rate differed form the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit.

The Company’s effective income tax rate for the three months ended March 31, 2006 was 0.7%. This rate differs from the U.S. statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, and valuation allowances required with respect to the increase in certain net deferred tax assets. Additionally, valuation allowances relating to certain state net deferred tax assets of approximately $1.5 million were reversed in the period.

Valuation allowances of approximately $5.3 million were reversed relating to net operating losses of certain foreign subsidiaries. These valuation allowances were established at the acquisition date in purchase accounting and reduce goodwill recorded at that time.

The reversal of the valuation allowances is based on the Company’s expectation that it is more likely than not the related net deferred tax assets will be realized.

The Predecessor, excluding TRL Group and AIH as noted below, was included in the consolidated federal income tax return and unitary and consolidated state income tax returns in jurisdictions where required filed by Cendant. The income taxes payable or receivable associated with the consolidated federal and unitary or consolidated state income tax returns mentioned above were included in advances to Cendant, net on the Predecessor’s combined balance sheets. The provision for income taxes on the Predecessor’s combined statements of operations was computed as if the Predecessor filed its federal and state income tax returns on a stand-alone basis. Since Cendant maintained less than an 80% ownership interest in TRL Group as of March 31, 2005, TRL Group was not included in Cendant’s consolidated federal and state income tax returns and filed separate tax returns for tax periods including March 31, 2005.

In addition to the foreign tax restructuring discussed below, AIH and its subsidiaries filed income tax returns in countries in which they operated. Income taxes payable/receivable reflected on the Predecessor’s combined balance sheets were directly due to/from taxing jurisdictions and are separate from Cendant’s consolidated or unitary filings.

In March 2005, Cendant implemented a foreign tax restructuring and changed its assertion under APB No. 23, “Accounting for Income Taxes – Special Areas,” with respect to AIH’s foreign subsidiaries. As a result of no longer being permanently reinvested, the Predecessor recorded a tax charge of approximately $28.5 million in 2005 related to certain previously unrecorded deferred tax liabilities consistent with Cendant’s change in assertion. This charge was offset by a tax benefit resulting from the establishment of deferred tax assets during the first quarter of 2005 for the difference between the tax and book basis of the net-assets of foreign subsidiaries. The Company also utilized Cendant net operating loss carryforwards related to the current U.S. tax liabilities established in connection with the AIH foreign tax restructuring. For periods subsequent to the restructuring, the operations of the AIH foreign subsidiaries, with the exception of South Africa and Spain, are including in included in the consolidated federal income tax return and unitary and consolidated state income tax returns in jurisdictions where required filed by Cendant and by the Company.

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes for potential amounts that may result therefrom. The resolution of tax matters could have a material impact on the Company’s effective tax rate and results of operations. Any income tax liabilities relating to periods prior to October 17, 2005 are indemnified by Cendant.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

6. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. The Company and its affiliate are also parties to a number of class action lawsuits, each of which alleges violations of certain federal and/ or state consumer protection statutes. In addition, the Company has received inquiries from numerous state attorneys’ general relating to the marketing of its membership programs.

In April 2002, the Predecessor filed and served a complaint against American Bankers Insurance Company of Florida and certain affiliates (“Fortis”) relating to Fortis’ breach of the parties’ exclusive agreement to jointly market insurance programs underwritten by Fortis. Fortis counterclaimed alleging breach of contract, breach of fiduciary duty, fraudulent inducement and breach of covenant of good faith and fair dealing. In May 2005, the Chancery Court of Tennessee found a total judgment in the amount of $16.5 million, including prejudgment interest, in favor of the Predecessor and a total judgment in the amount of $75.8 million, including prejudgment interest, in favor of Fortis. The Company believes that, among other things, damages in the amount of $42.6 million were improperly awarded to Fortis under the final judgment; and accordingly, on December 13, 2005, filed a notice of appeal. As a result of the verdict and final judgment entered, a charge of $73.7 million was recorded in the Predecessor’s 2004 combined statements of operations. As part of the Apollo Transactions, Cendant retained this liability. The Company will be indemnified for all losses with respect to this matter.

From 2001 through early 2005, the Florida State Attorney General (“Florida AG”) investigated whether the Predecessor’s sales practices were fully in compliance with Florida’s laws and regulations. On March 7, 2005, the Predecessor entered into a settlement agreement with the Florida AG’s office. Pursuant to this settlement, the Predecessor agreed to pay $0.4 million to the Florida AG’s office to cover the state’s cost of the investigation. The Predecessor also agreed, among other things, to make refunds to Florida consumers who complained to the Florida AG’s office during the course of the investigation and for a period of six months thereafter and to make certain disclosures in connection with the marketing to Florida consumers.

Beginning in November 2003, the Predecessor received inquiries from numerous state attorneys general relating to the marketing of its membership programs. In July 2005, the Attorneys General of California and Connecticut filed suit against the Predecessor, and the Attorney General of Maine filed a notice of its intention to sue (collectively, the “AG Matters”), alleging that deceptive marketing practices were used in connection with the offering of membership services. The complaints seek restitution, civil penalties and orders permanently barring the Company from engaging in the alleged practices. The Company may face similar suits from the other states’ attorneys generals that inquired as to the Company’s membership programs. The Company is currently in settlement discussions with certain of these states’ attorneys generals.

The Company is also a party to a number of lawsuits which were brought against it or its affiliates, each of which alleges to be a class action in nature and each of which alleges that the Company violated certain federal or state consumer protection statutes (certain of which are described below). The Company intends to vigorously defend itself against these lawsuits.

On August 9, 2005, a class action suit (the “August 2005 Suit”) was filed against TRL Group in the U.S. District Court for the Northern District of California, San Francisco Division. The claim asserts violations of the Electronic Funds Transfer Act and various California consumer protection statutes. On October 10, 2005, the complaint was amended to add additional claims, an additional named plaintiff and Cendant as a co-defendant. The suit seeks unspecified actual damages, statutory damages, attorneys’ fees, costs and injunctive relief.

On January 28, 2005, a class action complaint (the “January 2005 Suit”) was filed against The Bon, Inc., FACS Group, Inc., and Trilegiant in the Superior Court of Washington, Spokane County. The claim asserts violations of various consumer protection statutes. The Company filed a motion to compel arbitration, which was denied by the court. The Company appealed the court’s decision, and the case has been stayed until the appellate court has ruled on the motion to compel arbitration.

On November 12, 2002, a class action complaint (the “November 2002 Class Action”) was filed against Sears, Roebuck & Co., Sears National Bank, Cendant Membership Services, Inc., and Allstate Insurance Company in the Circuit Court of Alabama for Greene County alleging, among other things, breach of contract, unjust enrichment, breach of duty of good faith and fair dealing and violations of the Illinois consumer fraud and

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

deceptive practices act. The case was removed to the U.S. District Court for the Northern District of Alabama but was remanded to the Circuit Court of Alabama for Greene County.

On January 24, 2002, a class action complaint (the “January 2002 Class Action”) was filed against Trilegiant in the U.S. District Court for the Northern District of Alabama Western Division (the “Alabama Court”) alleging that Trilegiant violated the Credit Repair Organizations Act (“CROA”) in connection with its Creditline product. On November 18, 2005, the court preliminarily approved the terms of a class-wide settlement of this case. Pursuant to the terms of the settlement, Trilegiant has provided notice to the class members via first class mail advising them of the terms of the settlement. All class members will release their claims against Trilegiant under the settlement. All class members wanting to receive benefits under the settlement were required to return a claim form post-marked by February 16, 2006 and had the option of choosing a no-cost annual membership in one of three membership programs offered by Trilegiant. In lieu of a membership program, class members could elect to receive a cash payment. The total cash payments that Trilegiant has offered to make to the class is capped at $0.5 million. On March 13, 2006 the Alabama Court signed the final order approving the terms of the settlement. The judgment became final on April 12, 2006.

On November 15, 2001, a class action complaint (the “2001 Class Action”) was filed in Madison County, Illinois against Trilegiant alleging violations of state consumer protection statutes in connection with the sale of certain membership programs. Motions to dismiss were denied and certification of a class of consumers has been granted; the exact size of the certified class is not known at this time.

The Company believes that it has adequately accrued for the above matters, or for matters not requiring accrual believes that it will not have a material adverse effect on results of financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and/or it has valid defenses in these matters, unfavorable resolution could occur, which could have a material adverse effect on financial condition, results of operations or cash flows.

Subject to certain limitations, Cendant has agreed to indemnify the Company for actual losses, damages, liabilities, claims, costs and expenses and taxes incurred in connection with certain of the matters described above. See Note 8 – Related Party Transactions for a summary of the terms of the indemnification agreements.

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies the other party for breaches of representations and warranties. Cendant maintained certain insurance coverage which mitigated exposure to the Predecessor for certain indemnifications provided to third parties under these agreements and for certain agreements, Cendant provided guarantees on behalf of the Predecessor. The agreements also generally require the Company to indemnify the other party for damages arising out of the actions or omissions of the Company’s agents or subcontractors. In these cases, the Company generally enters into agreements with such parties pursuant to which such parties are required to indemnify the Company for any damages incurred by the Company due to the actions or omissions of such parties. The Company is not able to develop an estimate of the maximum potential amount of future payments to be made under these indemnifications and guarantees as the triggering events are not subject to predictability.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is, and its Predecessor was, required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. Cendant had previously guaranteed the surety bonds issued on behalf of the Predecessor. As of March 31, 2006, the Company provided guarantees for surety bonds totaling approximately $9.7 million and issued letters of credit totaling $1.8 million.

7. STOCK-BASED COMPENSATION

Company Program

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “Plan”). The Plan allows Affinion Holdings to grant nonqualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to its directors, employees and consultants. Affinion Holdings is authorized to grant up to 2.1 million shares of its common

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

stock under the Plan. Options granted under the Plan have an exercise price no less than the fair market value of a share of stock on the date of grant. Stock awards shall have a purchase price as determined by the compensation committee and evidenced by an award agreement accompanying the grant. After closing the Apollo Transactions on October 17, 2005, Affinion Holdings granted approximately 1.5 million stock options to employees and directors. As of March 31, 2006, the total number of options available for grant in the future totaled 0.1 million. The restricted shares are subject to five year “cliff” vesting. One-half of the options granted are subject to vesting ratably over five years and the remaining options are subject to vesting upon the satisfaction of specified performance targets, or, if earlier, the eighth anniversary of the grant dates.

Three tranches of options (“A”, “B” and “C”) were granted to employees at the estimated fair value at the date of issuance, with the following terms:

Tranche
	A	B	C
Strike price	$ 10.00	$10.00	$ 10.00
Vesting	Ratable over 5 years	100% after 8 years*	100% after 8 years*
Term of Option	10 years	10 years	10 years

*	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

A summary of option activity is presented below (number of options in thousands):

	Tranche
	A	B	C
Outstanding at January 1, 2006	764	382	382
Granted	195	98	98
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at March 31, 2006	959	480	480

Exercisable at March 31, 2006	—	—	—

Weighted average remaining contractual term (years)	9.6	9.6	9.6
Weighted average grant date fair value per option	$5.00	$5.96	$6.12

Based on the estimated fair values of options granted, stock compensation expense for the three months ended March 31, 2006 totaled $0.4 million.

As of March 31, 2006, there was $9.8 million of unrecognized compensation cost related to the remaining vesting period of options under the Plan. This cost will be recorded in future periods as stock compensation expense over a weighted average period of approximately 6.2 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding.

	Tranche
	A	B	C
Expected volatility	43%	47%	48%
Expected term (years)	6.50	8.43	8.72
Risk-free interest rate	4.40%	4.46%	4.46%
Dividend yield	0%	0%	0%

Additionally, in connection with the Apollo Transactions, the Chief Executive Officer was granted 50,000 shares of restricted stock of Affinion Holdings at a purchase price of $0.01 per share. This award vests 100% after five years of service or earlier upon a change of control of the Company. The fair value of this award is estimated to be $0.5 million, based upon a $10.00 fair value per share of Affinion Holdings. This award amount is being amortized to stock compensation expense over the five year vesting period, resulting in expense during the three months ended March 31, 2006 of $0.02 million.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

Cendant Programs

Cendant granted stock options, stock appreciation rights, restricted shares and restricted stock units to employees of the Predecessor. The compensation expense associated with such grants under such programs was $1.2 million for the three months ended March 31, 2005.

8. RELATED PARTY TRANSACTIONS

Post-Closing Relationships with Cendant

Cendant has agreed to indemnify the Company, Affinion Holdings and the Company’s affiliates (collectively the “indemnified parties”) for breaches of representations, warranties and covenants made by Cendant, as well as for other specified matters, certain of which are described below. Affinion Holdings and the Company have agreed to indemnify Cendant for breaches of representations, warranties and covenants made in the purchase agreement, as well as for certain other specified matters. Generally, all parties’ indemnification obligations with respect to breaches of representations and warranties (except with respect to the matters described below) (i) are subject to a $0.1 million occurrence threshold, (ii) are not effective until the aggregate amount of losses suffered by the indemnified party exceeds $15.0 million (and then only for the amount of losses exceeding $15.0 million) and (iii) are limited to $275.1 million of recovery. Generally, subject to certain exceptions of greater duration, the parties’ indemnification obligations with respect to representations and warranties will survive until April 15, 2007 with indemnification obligations related to covenants surviving until the applicable covenant has been fully performed.

In connection with the purchase agreement, Cendant agreed to specific indemnification obligations with respect to the matters described below.

Excluded Litigation. Cendant has agreed to fully indemnify the indemnified parties with respect to any pending or future litigation, arbitration, or other proceeding relating to the facts and circumstances of Fortis and the accounting irregularities in the former CUC International, Inc. announced on April 15, 1998.

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of AGLLC or AIH and (3) constitute a breach or violation of its compliance with law representations and warranties, (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or AIH and (c) the August 2005 Suit and the January 2002 Class Action.

Cendant, Affinion Holdings and the Company have agreed that losses up to $15 million incurred with respect to these matters will be borne solely by the Company and losses in excess of $15 million will be shared by the parties in accordance with agreed upon allocations. The Company has the right at all times to control litigation related to shared losses and Cendant has consultation rights with respect to such litigation.

Other Litigation. Cendant has agreed to indemnify the Company for specified amounts with respect to losses incurred in connection with the 2001 Class Action. Until September 30, 2006, Cendant has the right to control and settle this litigation, subject to certain consultation and other specified limitations. Following September 30, 2006, the Company has the right to control and settle this litigation, subject to certain consultation and other specified limitations.

Cendant has agreed to indemnify the Company for specified amounts with respect to losses incurred in connection with the AG Matters. The Company has the right to control and settle this litigation at all times, subject to certain consultation and other specified limitations.

The Company will retain all liability with respect to the November 2002 Class Action and will not be indemnified by Cendant for losses related thereto.

In connection with the Apollo Transactions, the Company entered into a master transition services agreement with certain subsidiaries of Cendant, pursuant to which the Cendant subsidiaries will provide certain services to the Company at cost for different periods of time generally not exceeding two years from the closing of the Apollo Transactions. These services include financial systems support, treasury function services, information technology and telecommunications services, including help desk services. The expense for such services was $0.8 million for the three months ended March 31, 2006 and is included in operating costs in the accompanying condensed consolidated statement of operations.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

The Company also entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The expense for such services was $0.2 million for the three months ended March 31, 2006 and is included in operating costs in the accompanying condensed consolidated statement of operations. The revenue for such services was $0.2 million for the three months ended March 31, 2006 and is included in net revenues in the accompanying condensed consolidated statement of operations.

In connection with the Apollo Transactions, the Company has granted to Cendant a non-exclusive license to its portfolio of patents relating to online award redemption programs through December 31, 2006. The license includes the exclusive right to enforce patents against third parties within the field of i) online sales, marketing and distribution of travel services and products and ii) servicing certain airlines. Cendant will pay royalty fees for the exclusive right totaling $11.25 million payable in quarterly installments of $2.25 million that began in November 2005 and ends in November 2006. The total amount included in net revenues in the accompanying condensed consolidated statement of operations for such services was $2.3 million for the three months ended March 31, 2006.

Historically, the Company had arrangements with Cendant and its subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operations support (travel agency support and software licensing) and profit sharing arrangements related to the marketing of certain insurance programs. In connection with the closing the transactions, these agreements were terminated and the Company entered into new agreements with Cendant and its subsidiaries that require the parties to provide services similar to those provided prior to the Apollo Transactions. The expense for such services was $0.1 million for the three months ended March 31, 2006 and is included in operating costs in the accompanying condensed consolidated statement of operations.

The new marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for our membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either i) a fee for each call transferred, ii) a bounty payment for each user that enrolls in one of the Company’s membership programs or iii) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense for such services was $2.2 million for the three months ended March 31, 2006 and is included in marketing and commission expense in the accompanying condensed consolidated statement of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire in December 31, 2009. The total amount included in net revenues in the accompanying condensed consolidated statement of operations for such services was $2.8 million for the three months ended March 31, 2006. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special purpose, bankruptcy remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sublicenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company entered into a platform services agreement with Travel Distribution Services Group, Inc. (“TDS”), a subsidiary of Cendant, under which it has the option to use the to-be-developed Orbitz travel membership club platform, if and when developed by TDS, to obtain services related to such platform for the Company’s travel membership clubs by paying TDS a fee per itinerary. The agreement will expire on December 31, 2010 if the Company elects to use such platform by December 31, 2007. However, it will expire on December 31, 2007 if TDS has not developed such platform or the Company has elected not to use such platform by such date. There were no expenses related to the agreement for the three months ended March 31, 2006.

The Company entered into an agreement pursuant to which it agreed to exclusively use the global distribution system (“GDS”), an on-line booking system, of Galileo, a subsidiary of Cendant, to make air, hotel or car rental bookings. Pursuant to this agreement, the Company will pay Galileo GDS a flat fee that decreases in each year during the term of the agreement and in addition Galileo will reimburse the Company revenues based on the number of bookings at a flat fee. The agreement will expire on December, 31, 2011, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The expense for services related to the agreement was $0.8 million for the three months ended March 31, 2006 and is included in operating costs in the accompanying condensed consolidated statement of operations. The net revenues based on bookings were $0.8 million for the three months ended March 31, 2006.

The Company entered into an agreement which identifies Avis and Budget (each a subsidiary of Cendant) as the primary preferred providers of car rental services to its customers (subject to certain exceptions). The Company will receive commissions and royalty fees on certain qualifying rentals. The agreement will expire on December 31, 2007, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The total amount included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0.2 million for the three months ended March 31, 2006.

Cims entered into an agreement pursuant to which it agreed to continue to use RCI Europe as its exclusive provider of travel services for the benefit of Cims members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI will have a right of first refusal to offer travel services in other countries where Cims members are located. Cims will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement will expire ten years from its effective date, subject to either party’s right to terminate the agreement on or after the third anniversary of its effective date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expense for such services was $0.4 million for the three months ended March 31, 2006 and is included in general and administrative expense in the accompanying condensed consolidated statement of operations.

Pursuant to an asset purchase agreement dated January 1, 2005, entered into by CTI and its subsidiary, Travel Advantages Services, Inc. (“TAS”), CTI sold and transferred substantially all of the assets and liabilities of CTI to TAS. In connection with such agreement, the Company also entered into a transition services agreement with TDS. In connection with the closing of the Apollo Transactions, the Company entered into an Amended and Restated Transition Services Agreement, pursuant to which it will provide certain information technology related services to TDS and CTI until December 31, 2006. These services will be provided by the Company at cost. There were no revenues related to the agreement for the three months ended March 31, 2006.

The Company entered into agreements pursuant to which it will continue to have profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of our subsidiaries market certain insurance programs and Fairtide provides reinsurance for the related insurance policies which are provided by a third-party insurer. Pursuant to these agreements, Fairtide will pay the Company 40-50% of the net profits that it receives on the net premiums under such insurance policies. These agreements will expire on December 31, 2006, or earlier as the parties agree or when Fairtide’s related reinsurance agreements with the related third-party insurer expire. The total amount included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0.1 million for the three months ended March 31, 2006.

The Company earns referral fees for hotel stays and travel packages. The amount included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0.1 million for the three months ended March 31, 2006.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

Predecessor Related Party Agreements with Cendant

Corporate Related Functions—The Predecessor was allocated general corporate overhead expenses from Cendant for corporate-related functions, as well as directly attributable expenses. Cendant allocated corporate overhead based on a percentage of forecasted revenues and allocated other expenses that directly benefited the Predecessor based on actual utilization of the services. The Predecessor believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for management to estimate for all historical periods presented, the actual level of expenses that might have been incurred had the Predecessor been operating as an independent company. Corporate expense allocations include executive management, finance, legal, insurance, information technology, telecommunications, call centers and real estate usage. Allocated overhead expenses as well as direct charges for the corporate-related functions totaled approximately $10.8 million, for the three months ended three months ended March 31, 2005.

Loyalty Programs—TLS administered loyalty programs for several of Cendant’s subsidiaries. The agreements provided for set-up fees, quarterly program management fees and program development fees. TLS earned loyalty revenues under these programs totaling $3.5 million for the three months ended March 31, 2005 that are included in net revenues in the accompanying condensed combined statement of operations.

Marketing Programs—The Predecessor marketed membership programs to customers of certain Cendant subsidiaries and franchisees. The Predecessor incurred fees paid to the Cendant subsidiaries based on i) the number of telephonic and online opportunities transferred to the Predecessor and the number of successful solicitations resulting from the transfers, or ii) a percentage of the membership revenues earned by Predecessor resulting from the successful solicitations transferred. The fees paid totaled $1.2 million for the three months ended March 31, 2005 and are included in marketing and commissions expense in the accompanying condensed combined statement of operations.

Travel Programs—CTI provided travel reservation services to certain Cendant subsidiaries’ customers and earned service fees totaling $0.6 million for the three months ended March 31, 2005 that are included in net revenues in the accompanying condensed combined statement of operations. Service fees earned were generally based on a fee per travel item booked reduced for cancellations and are included in net revenues on the accompanying condensed combined statement of operations. CTI’s fulfillment and other operational support activities were provided by Cendant. Fulfillment fees charged to the Predecessor totaled $0.3 million for the three months ended March 31, 2005 and are included in operating costs in the accompanying condensed combined statement of operations.

The Predecessor earned commissions from several of Cendant’s subsidiaries for the booking of car rentals on behalf of the travelers that the Predecessor services. Commissions earned were based on a percentage of the car rental revenues earned by the Cendant subsidiaries. Commissions earned totaled $0.4 million for the three months ended March 31, 2005 and are included in net revenues in the accompanying condensed combined statement of operations.

Other Services—The Predecessor provided road and tow services to a Cendant subsidiary’s customers and earned fees totaling $0.3 million for the three months ended March 31, 2005. The road and tow fees are included in net revenues on the accompanying condensed combined statement of operations. The Predecessor insured certain membership program benefits through third party insurance companies and a subsidiary of Cendant provided reinsurance for such programs. The differential between claims experience and reinsurance premiums was shared between the Predecessor and the Cendant subsidiary. Profit-sharing revenue totaled approximately $0.2 million for the three months ended March 31, 2005 and is included in net revenues in the accompanying condensed combined statement of operations.

The Predecessor also provides list processing services to certain Cendant subsidiaries. List processing fees were de minimis for three months ended March 31, 2005 and are included in net revenues on the accompanying condensed combined statement of operations.

Apollo Agreements

Apollo entered into a consulting agreement with the Company effective October 17, 2005 for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2 million for these services commencing in 2006. The amount expensed related to this consulting agreement for the three months ended March 31, 2006 was $0.5 million and is included in general and administrative expenses in the accompanying

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

9. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as income from operations before depreciation and amortization. The presentation of segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Company

Three Months Ended March 31, 2006

	Membership Operations	Insurance and Package Operations	International Operations	Loyalty Operations	Corporate	Eliminations	Total Company
Net Revenues (a)	$108.0	$89.0	$33.2	$17.3	$—	$(1.6)	$245.9
Segment EBITDA	(20.0)	24.0	(0.1)	4.6	(1.0)	—	7.5

The Predecessor

Three Months Ended March 31, 2005

	Membership Operations	Insurance and Package Operations	International Operations	Loyalty Operations	Elimination	Total Predecessor
Net Revenues (a)	$183.8	$90.9	$53.1	$12.3	$(2.6)	$337.5
Segment EBITDA	0.2	21.9	6.7	2.7	—	31.5

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

Provided below is a reconciliation of segment EBITDA to income/(loss) from operations:

	The Company	The Predecessor
	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Segment EBITDA	$7.5	$31.5
Less depreciation and amortization	101.7	10.4

Income/(loss) from operations	$(94.2)	$21.1

10. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating and combining financial information presents the combined guarantor subsidiaries and the combined non-guarantor subsidiaries as defined in the indenture governing the Senior Notes. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from any of the guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2006

(In millions)

	The Company
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$64.6	$20.1	$84.7
Restricted cash	22.2	4.1	26.3
Investments	0.4	—	0.4
Receivables, net	43.1	31.9	75.0
Receivables from related parties	18.3	—	18.3
Profit-sharing receivables from insurance carriers	61.7	—	61.7
Prepaid commissions	52.3	5.2	57.5
Deferred income taxes	—	9.0	9.0
Other current assets	29.2	7.4	36.6

Total current assets	291.8	77.7	369.5
Property and equipment, net	94.7	7.5	102.2
Contract rights and list fees, net	5.7	—	5.7
Goodwill	352.5	8.4	360.9
Other intangibles, net	1,139.0	88.6	1,227.6
Other non-current assets	42.9	5.6	48.5

Total assets	$1,926.6	$187.8	$2,114.4

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$20.3	$—	$20.3
Accounts payable and accrued expenses	223.1	40.4	263.5
Payables to related parties	2.2	2.3	4.5
Deferred revenue	200.3	13.9	214.2
Income taxes payable	1.0	1.0	2.0

Total current liabilities	446.9	57.6	504.5
Long-term debt	1,450.7	—	1,450.7
Deferred income taxes	1.1	28.8	29.9
Deferred revenue	10.5	2.9	13.4
Other long-term liabilities	5.2	0.8	6.0

Total liabilities	1,914.4	90.1	2,004.5
Minority interests	—	0.3	0.3
Stockholder’s Equity	12.2	97.4	109.6

Total liabilities and stockholder’s equity	$1,926.6	$187.8	$2,114.4

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(In millions)

	The Company
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$93.4	$20.0	$113.4
Restricted cash	22.1	6.1	28.2
Investments	0.4	—	0.4
Receivables, net	37.2	24.3	61.5
Receivables from related parties	13.6	0.1	13.7
Profit-sharing receivables from insurance carriers	62.7	—	62.7
Prepaid commissions	37.7	3.0	40.7
Other current assets	29.9	8.7	38.6

Total current assets	297.0	62.2	359.2
Property and equipment, net	99.5	8.2	107.7
Contract rights and list fees, net	1.8	—	1.8
Goodwill	352.5	13.7	366.2
Other intangibles, net	1,224.6	93.2	1,317.8
Other non-current assets	42.4	4.9	47.3

Total assets	$2,017.8	$182.2	$2,200.0

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$20.4	$—	$20.4
Accounts payable and accrued expenses	234.5	42.0	276.5
Payables to related parties	2.5	0.6	3.1
Deferred revenue	141.5	7.1	148.6
Deferred income taxes	0.2	2.3	2.5
Income taxes payable	0.3	0.5	0.8

Total current liabilities	399.4	52.5	451.9
Long-term debt	1,470.6	—	1,470.6
Deferred income taxes	1.3	26.5	27.8
Deferred revenue	6.2	1.4	7.6
Other long-term liabilities	7.1	1.0	8.1

Total liabilities	1,884.6	81.4	1,966.0
Minority interests	—	0.1	0.1
Stockholder’s Equity	133.2	100.7	233.9

Total liabilities and stockholder’s equity	$2,017.8	$182.2	$2,200.0

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In millions)

	The Company
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Net Revenues	$212.7	$33.2	$245.9
Expenses:
Marketing and commissions	126.1	8.0	134.1
Operating costs	54.0	21.3	75.3
General and administrative	24.9	4.1	29.0
Depreciation and amortization	94.7	7.0	101.7

Total expenses	299.7	40.4	340.1

Loss from Operations	(87.0)	(7.2)	(94.2)
Interest income	1.0	0.2	1.2
Interest expense	(34.0)	(0.1)	(34.1)

Loss Before Income Taxes and Minority Interests	(120.0)	(7.1)	(127.1)
Provision for/(benefit from) income taxes	1.0	(1.9)	(0.9)
Minority interests, net of tax	—	0.1	0.1

Net Loss	$(121.0)	$(5.3)	$(126.3)

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

UNAUDITED CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In millions)

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Net Revenues	$284.5	$53.0	$337.5

Expenses:
Marketing and commissions	154.3	13.8	168.1
Operating costs	79.6	26.8	106.4
General and administrative	26.4	5.7	32.1
Gain on sale of assets	(0.6)	—	(0.6)
Depreciation and amortization	8.9	1.5	10.4

Total expenses	268.6	47.8	316.4

Income from Operations	15.9	5.2	21.1
Interest income	0.2	0.3	0.5
Interest expense	(0.3)	—	(0.3)
Other income, net	(0.1)	—	(0.1)

Income Before Income Taxes	15.7	5.5	21.2
Provision for income taxes	5.8	2.2	8.0
Minority interests, net of tax	—	0.1	0.1

Net Income	$9.9	$3.2	$13.1

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In millions)

	The Company
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating Activities
Net loss	$(121.0)	$(5.3)	$(126.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94.7	7.0	101.7
Amortization of debt discount and financing costs	4.4	—	4.4
Deferred income taxes	(0.3)	(3.8)	(4.1)
Net change in assets and liabilities:
Receivables	(6.9)	(5.9)	(12.8)
Receivables from related parties	(5.1)	0.5	(4.6)
Profit-sharing receivables from insurance carriers	1.1	—	1.1
Prepaid commissions	(14.6)	(2.2)	(16.8)
Other current assets	0.5	1.7	2.2
Contract rights and list fees	(4.1)	—	(4.1)
Other non-current assets	(4.8)	(0.5)	(5.3)
Accounts payable and accrued expenses	(11.5)	(2.3)	(13.8)
Payables to related parties	1.1	0.3	1.4
Deferred revenue	63.2	7.9	71.1
Income taxes receivable and payable	0.7	0.4	1.1
Other long-term liabilities	(1.9)	(0.2)	(2.1)
Minority interests and other, net	0.1	0.2	0.3

Net cash used in operating activities	(4.4)	(2.2)	(6.6)

Investing Activities
Capital expenditures	(4.2)	(0.2)	(4.4)
Restricted cash	(0.1)	2.1	2.0

Net cash provided by/(used in) investing activities	(4.3)	1.9	(2.4)

Financing Activities
Principal payments on borrowings	(20.1)	—	(20.1)

Net cash provided by/(used in) financing activities	(20.1)	—	(20.1)

Effect of changes in exchange rates on cash and cash equivalents	—	0.4	0.4

Net increase/(decrease) in cash and cash equivalents	(28.8)	0.1	(28.7)
Cash and cash equivalents, beginning of period	93.4	20.0	113.4

Cash and Cash Equivalents, End of Period	$64.6	$20.1	$84.7

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

UNAUDITED CONDENSED COMBINING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In millions)

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Operating Activities
Net income	$9.9	$3.2	$13.1
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	8.9	1.5	10.4
Gain on sale of assets	(0.6)	—	(0.6)
Loss on disposal of property and equipment	1.6	0.1	1.7
Loss on mark-to-market of Cendant stock	0.1	—	0.1
Deferred income taxes	16.8	(35.7)	(18.9)
Net change in assets and liabilities:
Receivables	1.6	6.2	7.8
Profit-sharing receivables from insurance carriers	(11.6)	—	(11.6)
Prepaid commissions	2.7	0.2	2.9
Other current assets	(2.3)	(1.0)	(3.3)
Deferred acquisition costs	2.1	—	2.1
Contract rights and list fees	(0.6)	—	(0.6)
Other non-current assets	0.1	0.9	1.0
Accounts payable and accrued expenses	(3.2)	(2.0)	(5.2)
Deferred revenue	(20.4)	(1.9)	(22.3)
Income taxes receivable and payable	1.5	1.7	3.2
Minority interests and other, net	—	—	—

Net cash provided by/(used in) operating activities	6.6	(26.8)	(20.2)

Investing Activities
Capital expenditures	(5.0)	(0.6)	(5.6)
Restricted cash	(0.7)	—	(0.7)

Net cash used in investing activities	(5.7)	(0.6)	(6.3)

Financing Activities
Principal payments on borrowings	(0.2)	—	(0.2)
Payment for Cendant credit agreement	(20.0)	—	(20.0)
Decrease / (increase) in advances to Cendant, net	19.8	42.6	62.4

Net cash provided by/(used in) financing activities	(0.4)	42.6	42.2

Effect of changes in exchange rates on cash and cash equivalents	—	(0.8)	(0.8)

Net increase in cash and cash equivalents	0.5	14.4	14.9
Cash and cash equivalents, beginning of period	4.4	18.1	22.5

Cash and Cash Equivalents, End of Period	$4.9	$32.5	$37.4

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS – (Continued)

11. SUBSEQUENT EVENTS

As discussed in Note 4—Long-Term Debt, on April 26, 2006, the Company issued $355.5 million aggregate principal amount of its Senior Subordinated Notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under its Bridge Loan, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance.

The interest on the Senior Subordinated Notes is payable semi-annually. The Company may redeem some or all of the Senior Subordinated Notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the indenture governing the Senior Subordinated Notes. In addition, on or before October 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the Senior Subordinated Notes initially issued remain outstanding immediately after such redemption. The Senior Subordinated Notes are unsecured obligations of the Company. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Company’s $960 million senior secured credit facility (the “Affinion Credit Facility”), the Senior Notes and the Bridge Loan as discussed in Note 10–Guarantor/Non-Guarantor Supplemental Financial Information. The Senior Subordinated Notes contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

Also as discussed in Note 4—Long-Term Debt, on May 3, 2006 the Company issued an additional $34.0 million aggregate principal amount of the Senior Notes at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under its Bridge Loan, plus accrued interest, and to pay fees and expenses associated with such issuance. These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005, and, together with the $270.0 million of Senior Notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. The aggregate principal amount of all Senior Notes as of May 3, 2006 was $304.0 million.

On May 15, 2006 the Company expects to use available cash on hand to prepay on a voluntary basis, $20.0 million principal amount under the Affinion Credit Facility.

****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report is prepared by Affinion Group, Inc. Unless otherwise indicated or the context otherwise requires, in this Report (i) all references to “Affinion,” the “Company,” “we,” “our” and “us” refer to Affinion Group, Inc. and its subsidiaries on a consolidated basis after giving effect to the consummation of the Transactions (as discussed under “The Transactions” below), but for periods prior to the consummation of the Transactions, refer to the historical operations of the Predecessor.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements as of December 31, 2005, and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and our combined financial statements as of December 31, 2004, and for the periods from January 1, 2005 to October 16, 2005, and for years ended December 31, 2004 and 2003, included in our initial registration statement on Form S-4 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2006 (the “Registration Statement”) and with the unaudited condensed consolidated and combined financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Disclosure Regarding Forward-Looking Statements

Our disclosure and analysis in this Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section of our Registration Statement and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited condensed consolidated and combined financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2006 and 2005. This analysis is presented on both a consolidated and combined basis and on an operating segment basis.

•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for three months ended March 31, 2006 and 2005 and our financial condition as of March 31, 2006, as well as a discussion of our liquidity and capital resources.

•	Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition we refer you to our consolidated financial statements as of December 31, 2005, and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and our combined financial statements as of December 31, 2004, and for the periods from January 1, 2005 to October 16, 2005, and for years ended December 31, 2004 and 2003, included in our Registration Statement, for a summary of our significant accounting policies.

Overview

Description of Business

We are a leading affinity direct marketer of value-added membership, insurance and package enhancement programs and services to consumers, with over 30 years of experience. We currently offer our programs and services worldwide through approximately 4,500 affinity partners. We utilize the brand names, customer contacts and billing vehicles of our affinity partners to market a broad portfolio of 25 core programs in approximately 200 configurations. We market to consumers using direct mail, online marketing, in-branch marketing, telemarketing and other marketing methods. Our programs provide our members and end-customers with access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement; insurance programs such as accidental death and dismemberment, hospital accident protection and hospital indemnity protection, and personal protection benefits and services such as credit monitoring and identity-theft resolution services. In addition, we have a growing loyalty solutions operation which administers points-based loyalty programs. We market our programs under the Trilegiant, Progeny Marketing Innovations, Cims and Trilegiant Loyalty Solutions service marks.

We currently operate in four operating segments:

•	Membership Operations — designs, implements, and markets membership programs to customers of our affinity partners in North America and provides travel agency services primarily to our membership customers.

•	Insurance and Package Operations — markets accidental death and dismemberment insurance (“AD&D”) and other insurance programs to customers of our affinity partners in North America and designs and provides package enhancement programs primarily to financial institutions in North America, who, in turn, market or provide these programs to their customers.

•	International Operations — markets membership programs and package enhancement programs to customers of our affinity partners outside North America.

•	Loyalty Operations — administers points-based loyalty programs and provides enhancement benefits to credit card issuers.

These operations use both retail and wholesale arrangements. In our subscription-based retail arrangements, we incur marketing expenses to acquire new customers for our membership, insurance and package enhancement programs with the objective of building highly profitable and predictable recurring future revenue streams and cash flows. In our membership and package enhancement operations, these marketing costs are expensed when the campaign is launched, while in our insurance operations these costs through the date of the Transactions (as defined under “The Transactions” below) were capitalized and amortized over twelve years in proportion to the revenue expected to be earned from those campaigns. For periods following the closing of the Transactions, we have changed our accounting policy so that these insurance marketing costs are expensed when the costs are incurred as the campaign is launched similar to our membership and package operations. This change will eliminate the historical differences between the actual cash marketing spend and the marketing costs expensed in a period.

Our membership programs are offered under a variety of terms and conditions. Members are usually offered incentives (e.g. free credit reports or other premiums) and one to three month risk-free trial periods to encourage them to use the benefits of membership before they are billed. We do not recognize any revenue during the trial period and expense the cost of all incentives and program benefits and servicing costs as incurred.

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership operations may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In late 2003, we began to expand the types of memberships that we offer to include memberships under monthly payment programs. In the first three months of 2006, approximately 62% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships remain under the billing terms in which they were originated. As we replace annual memberships with monthly memberships we receive less cash at the beginning of the membership term and, therefore, have lower deferred revenue resulting in temporarily higher segment EBITDA (as discussed under Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures below) than cash flows from operations. We believe that once monthly memberships, as a percentage of all members within the membership base, reach a constant level, segment EBITDA and cash flows from operations will be more closely aligned.

We utilize the brand names, customer contacts and billing vehicles (credit or debit card, checking account, mortgage or other type of billing arrangement) of our affinity partners in our marketing campaigns. We generally compensate our affinity partners either with commissions based on revenues we receive from members (which we expense in proportion to the revenue we recognize) or up-front marketing payments, commonly referred to as bounties (which we expense when incurred). The commission rates which we pay to our affinity partners differ depending on the arrangement we have with the particular affinity partner and the type of media which we utilize in the marketing campaign. For example, marketing campaigns which utilize direct mail and online programs generally have lower commission rates than other marketing media we use. As a result of recent changes in affinity partner arrangements and the use of more direct mail and online media in our new marketing campaigns, our commission rates have decreased.

In our insurance operations, we serve as an agent and third-party administrator for the marketing of AD&D and other insurance programs. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying condensed consolidated and combined balance sheets and any changes in estimated profit sharing are periodically recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying condensed consolidated and combined financial statements.

Our wholesale arrangements involve us providing services to our affinity partners to support programs for their customers. Our affinity partners are typically responsible for customer acquisition, retention and collection and typically pay us one-time implementation fees and ongoing monthly service fees based on the number of members enrolled in these programs. Implementation fees are recognized over the contract period while monthly service fees are recognized in the month earned. Wholesale revenues also include revenues from transactional activities associated with our programs such as the sales of additional credit reports and discount shopping and travel purchases by members. The revenues from such transactional activities are recognized in the month earned.

To increase the flexibility of our business model, we have made significant progress by transitioning our operations from a highly fixed-cost structure to a more variable structure by combining similar functions and processes, consolidating facilities and outsourcing a significant portion of our call center and other back-office processing. This added flexibility should better enable us to redeploy our marketing capital globally across our operations to maximize returns.

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

As a leader in the affinity direct marketing industry, we are competing with many other organizations, including certain of our affinity partners, to obtain a share of the customers’ business. As affinity direct marketers, we derive our leads from customer contacts, which our competitors seek access to, and must generate sufficient earnings per lead for our affinity partners to compete effectively.

We compete with companies of varying size, financial strength and availability of resources. Our competitors include financial institutions, insurance companies, consumer goods companies, internet companies and others as well as other direct marketers offering similar programs. Some of our competitors are larger than we are, with more resources, financial and otherwise.

We expect this competitive environment to continue in the foreseeable future.

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our affinity partner base. In the past few years, a number of our existing financial institution affinity partners have been acquired by, or merged with, other financial institutions. Several recent examples include Bank of America Corporation and Fleet Boston Financial Corporation, JPMorgan Chase & Co. and Bank One Corporation, and Washington Mutual, Inc. and Providian Financial. As we generally have relationships with either the acquirer, the target or, as in most cases, both the acquirer and the target, this industry consolidation has not, to date, had a material long-term impact on either our marketing opportunities or our margins, but has created delays in new program launches while the merging institutions focus on consolidating their internal operations.

In certain circumstances, our financial affinity partners have sought to develop and market their own in-house programs, most notably programs that are analogous to our credit monitoring and identity-theft resolution services. As we have sought to maintain our market share and to continue these programs with our partners, in some circumstances we have shifted from a retail marketing arrangement to a wholesale arrangement. As a result, this trend has caused some margin compression for us, most notably in the inbound telemarketing channel, and has accelerated the shift from retail to wholesale arrangements for our credit monitoring and identity-theft resolution services.

Internationally, our package programs have been primarily offered by some of the largest financial institutions in Europe, as well as the world. As these banks attempt to increase their own net revenues and margins, we have experienced significant price reductions from what we had previously been able to charge these institutions for our programs when our agreements come up for renewal. We expect this pricing pressure on our international package offerings to continue in the near-term and that it will cause our income from operations and segment EBITDA for the year ended 2006 to be lower as compared to the year ended 2005.

Regulatory Environment

We are subject to federal and state regulation as well as regulation by foreign authorities in other jurisdictions. Certain regulations that govern our operations include: federal, state and foreign marketing laws; federal, state and foreign privacy laws; and federal, state and foreign insurance and consumer protection regulations. Federal regulations are primarily enforced by the FTC and the FCC. State regulations are primarily enforced by individual state attorneys general. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

These regulations primarily impact the means we use to market our programs, which can reduce the conversion rates of our solicitation efforts, and impact our ability to obtain updated information from our members and end-customers and, in our insurance operations, limit our ability to implement pricing changes.

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and state attorney general investigations involving our business practices which also increase our costs of doing business.

Seasonality

Historically, seasonality has not had a significant impact on our business. Our revenues are more affected by the timing of marketing programs which can change from year to year depending on the opportunities available and pursued.

Business History

General. Our business started with our North American membership operations in 1973. Over a decade later we expanded our business to include North American insurance and package operations. In 1988, we acquired a loyalty solutions and enhancement programs business and in the early 1990s, we expanded our membership and package operations internationally. During these periods, the various operations within the combined financial statements operated independently and were subject to certain non-compete agreements between them which limited their access to new channels, affinity partners, products and markets.

In 2004, we terminated the non-compete agreements described above and streamlined our organizational structure to integrate these historically separately managed operations. Accordingly, our North American membership, insurance, package and loyalty operations came under common management beginning in the first quarter of 2004 and the North American management team assumed responsibility for our international operations in late 2004 and oversight of the travel agency in the first quarter of 2005.

Integration and the 2005 Reorganization. In February 2004, we began integrating the North American membership and insurance and package operations. The organizational structures of the two operations were realigned to combine departments and eliminate redundant functions. We reorganized the sales forces to be more aligned with the needs of our affinity partners and have a unified and comprehensive approach to the North American market. We also combined our marketing and procurement efforts to take advantage of the larger scale of the combined businesses. During 2004 and continuing in 2005, as part of this initial integration effort, we incurred approximately $7.4 million of severance and other restructuring costs which have resulted in approximately $9.7 million of annual ongoing cost savings.

In 2005, we developed reorganization plans for our international and North American travel agency operations based on our successful earlier integration efforts, including facility consolidation, outsourcing of our call center and other back office functions as well as eliminating redundant functions and centralizing oversight for common processes (the “2005 Reorganization”). During 2005 we incurred $8.1 million of costs as part of the 2005 Reorganization and during 2006 we expect to incur an additional $2.1 million of costs as part of the 2005 Reorganization and to generate approximately $11.0 million of annual cost savings. We intend to review opportunities for further rationalization of all of our operations.

The Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), our parent company, and a warrant (fair value of $16.7 million) that is exercisable into 7.5% of the common equity of Affinion Holdings upon the earlier of four years or the achievement by Apollo of certain investment return hurdles and $38.1 million of transaction related costs. On October 14, 2005, the Predecessor acquired all of the outstanding shares of common stock of TRL Group, Inc. (“TRL Group”) not owned by the Predecessor for approximately $15.7 million and the credit agreement provided by Cendant to TRL Group was terminated. Pursuant to the purchase agreement, we acquired all of the outstanding capital stock and membership interests of the Predecessor, as well as substantially all of the Predecessor’s assets and liabilities. Certain assets and liabilities of the Predecessor were retained by Cendant pursuant to the purchase agreement.

Results of Operations

Supplemental Data

The following table provides data for selected business segments

	Three Months Ended March 31,
	2006	2005
Membership Operations:
Retail
Average Members (000’s)	9,631	11,462
% Monthly Members	33.0%	24.2%
% Annual Members	67.0%	75.8%
Annualized Net Revenue Per Average Member	$65.88	$56.55
Wholesale
Average Members (1) (000’s)	3,724	3,899
Portion for service formerly retail	1,720	1,421
Retail including wholesale formerly retail	11,351	12,883
Insurance and Package Operations:
Insurance
Average Basic Insured (000’s)	26,170	27,784
Average Supplemental Insured (000’s)	5,632	5,987
Annualized Net Revenue per Supplemental Insured	$43.64	$41.44
Package
Average Members (000’s)	7,124	7,709
Annualized Net Revenue Per Average Member	$13.60	$13.65
International Operations:
Package
Average Members (000’s)	16,804	16,115
Annualized Net Revenue Per Average Package Member	$6.68	$9.42
Other Retail Membership
Average Members (000’s)	2,312	2,860
Annualized Net Revenue Per Average Member	$20.33	$20.02
New Retail Membership (2)
Average members (000’s)	41	—
Annualize Net Revenue Per Average Member	$71.20	—

(1)   Includes 1,719,822 and 1,420,682 average members for the three months ended 2006 and 2005, respectively, related to wholesale programs historically offered under retail arrangements.

In late 2002, our membership operations changed its strategic focus to overall profitability and generating higher revenue from each member rather than the size of our member base. This has resulted in lower average members offset by higher average revenues per member at lower commission rates and lower variable cost and higher contribution per member.

Wholesale members include members where we typically receive a monthly service fee to support programs offered by our partners. Certain programs historically offered as retail arrangements have switched to wholesale arrangements with lower annualized price points and no commission expense.

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the affinity partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage. Average annualized net revenue per insured has increased primarily due to the introduction of higher-priced programs and higher levels of AD&D insurance coverage.

(2)  As a result of initiating retail marketing in our international operations, during the second quarter of 2005 the Company began tracking retail joins in a manner consistent with our membership operations.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table summarizes our consolidated results of operations for the three months ended March 31, 2006 and our historical combined results of operations for the three months ended March 31, 2005:

	Company	Predecessor	Increase/ (Decrease) Related to the Transactions
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005		Increase/ (Decrease) Other
	(in millions)
Net revenues	$245.9	$337.5	$(87.0)	$(4.6)

Expenses:
Marketing and commissions	134.1	168.1	(24.1)	(9.9)
Operating costs	75.3	106.4	(15.8)	(15.3)
General and administrative	29.0	32.1	4.6	(7.7)
Gain on sale of assets	—	(0.6)	—	0.6
Depreciation and amortization	101.7	10.4	92.7	(1.4)

Total expenses	340.1	316.4	57.4	(33.7)

Income/(loss) from operations	(94.2)	21.1	(144.4)	29.1
Interest income	1.2	0.5	—	0.7
Interest expense	(34.1)	(0.3)	34.1	(0.3)
Other income, net	—	(0.1)	—	0.1

Income/(loss) before income taxes and minority interests	(127.1)	21.2	(178.5)	30.2
Provision for (benefit from) income taxes	(0.9)	8.0	(21.2)	12.3
Minority interests, net of tax	0.1	0.1	—	—

Net income/(loss)	$(126.3)	$13.1	$(157.3)	$17.9

Overview of Operating Results for the Three Months Ended March 31, 2006

The following is an overview of major changes affecting our operating results for the three months ended March 31, 2006:

Purchase accounting adjustments made in the Transactions had a significant impact on our results of operations for the three months ended March 31, 2006 following the Transactions. These entries, which are non-cash in nature, reduced net revenues by $87.0 million and income from operations by $144.4 million. Because deferred revenues were reduced in purchase accounting, net revenues recognized for periods following the Transactions will be less than they otherwise would have been. Also, we recorded a liability in purchase accounting for the fair value of servicing our members existing at the date of the Transactions for which no revenue will be recognized in the future. Because the liability recorded in purchase accounting will be used to offset future servicing costs for such members, our operating costs will be lower for periods following the Transactions than they otherwise would have been. Also, because prepaid commissions were reduced in purchase accounting, marketing and commissions expense for periods following the Transactions will be less than they otherwise would have been. The effect of these purchase accounting adjustments on the Company’s historical consolidated results of operations for the three months ended March 31, 2006 was to reduce net revenues by $87.0 million, marketing and commissions expense by $21.7 million, and operating costs expense by $15.8 million. Marketing and commissions expense also decreased by approximately $2.4 million related to the amortization of capitalized insurance contract rights and list fees whose fair value is now included in other intangibles, net. Amortization of existing insurance contract rights and list fees as of the consummation of the Transactions is reflected as amortization expense for the three months ended March 31, 2006. Additionally, the Company recorded $92.7 million incremental depreciation and amortization expense which negatively affected results of operations.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following section provides an overview of our consolidated results of operations for the three months ended March 31, 2006 as compared to our combined results of operations for the three months ended March 31, 2005.

Net Revenues. During the three months ended March 31, 2006, the Company reported net revenues of $245.9 million, a decrease of $91.6 million, or 27.1% as compared to net revenues of $337.5 million in the comparable 2005 period. Approximately $87.0 million of the decrease was due to a non-cash reduction in deferred revenue recorded as part of purchase accounting related to the Transactions in 2005. Net revenues will continue to be affected in 2006 and 2007 by the reduction in deferred revenue recorded in purchase accounting. Net revenues excluding the impact of the Transactions decreased by $4.6 million primarily due to a decrease in International net revenues of $6.9 million due to lower package revenues resulting from contract renewal renegotiations with certain affinity partners, $3.3 million from the impact of the strengthening of the U.S. dollar and $1.5 million from the loss of certain Payment Card Protection membership programs. These decreases were partially offset by increased Loyalty revenues of $3.7 million primarily from new programs introduced toward the end of 2005 along with $2.3 million of royalty revenue received from the licensing of a patent to Cendant.

Marketing and Commission Expense. Marketing and commission expense decreased by $34.0 million, or 20.2%, to $134.1 million for the three months ended March 31, 2006 from $168.1 million for the three months ended March 31, 2005. Approximately $21.7 million of the decrease was the result of a reduction in marketing commissions related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues. Another $2.1 million of the reduction was attributable to the adjustment to conform the Predecessor’s accounting for deferred acquisition costs of the Insurance operations to our policy of expensing such costs as incurred. The Predecessor capitalized and amortized these deferred acquisition costs over a 12 year period in proportion to the related insurance revenue. The $2.1 million reduction represents the net impact of the acquisition costs incurred during the three months ended March 31, 2006 exceeding the Predecessor’s amortization expense related to such costs for the three months ended March 31, 2005. Capitalized contract rights and list fees in our Insurance business were previously amortized by the Predecessor in marketing expense. As part of the Transactions, existing contract rights and list fees were recorded as intangible assets and amortized to amortization expense. The amount amortized to marketing expense for the three months ended March 31, 2005 was $2.4 million. In addition, overall new marketing spend decreased by approximately $2.5 million from the three months ended March 31, 2005 primarily due to the timing of various programs.

Operating Costs. Operating costs decreased by $31.1 million, or 29.2%, to $75.3 million for the three months ended March 31, 2006 from $106.4 million for the three months ended March 31, 2005. Approximately $15.8 million of this decrease was the result of an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions, along with a reduction in travel agency operating costs of $4.3 million, reduced costs from centralizing our international information technology functions and terminating various support contracts as we returned to managing these functions internally and a reduction of $1.9 million due to the strengthening of the U.S. Dollar.

General and Administrative Expense. General and administrative expense decreased by $3.1 million, or 9.7%, to $29.0 million for the three months ended March 31, 2006 from $32.1 million for the three months ended March 31, 2005. The decrease was primarily the result of the absence in the current period of litigation and settlement costs from the Fortis litigation matter which burdened the three months ended March 31, 2005 by $3.3 million. In our membership business, the three months ended March 31, 2005 included charges of $1.5 million related to the disposition of a facility and general corporate overhead allocations of $2.3 million, both of which were absent from the three months ended March 31, 2006. Partially offsetting these decreases was a $4.6 million charge related to accrued management retention bonuses as a result of the Transactions.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $91.3 million for the three months ended March 31, 2006 to $101.7 million from $10.4 million for the three months ended March 31, 2005 primarily due to $91.6 million in amortization expense from the fair value estimates of intangible assets resulting from the Transactions. This amortization expense is based upon a preliminary allocation of values to intangible assets and is amortized over lives ranging from 3 years to 15 years, primarily on an accelerated basis.

Interest Expense. Interest expense increased by $33.8 million to $34.1 million for the three months ended March 31, 2006 from $0.3 million for the three months ended March 31, 2005 primarily due to $34.1 million of interest expense from the various debt issues entered into from the Transactions.

Provision for/(benefit from) Income Taxes. The provision for/(benefit from) income taxes decreased by $8.9 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. For the three months ended March 31, 2006 our effective tax rate as applied to pre-tax losses was significantly lower than our statutory tax rate primarily due to deferred tax valuation allowances reflected in our tax benefit. For the three months ended March 31, 2005 our effective rate did not include any deferred tax valuation allowances and, therefore, our effective tax rate as applied to pre-tax income was slightly higher than our statutory rate primarily due to the effects of state income taxes, net of federal benefit.

Operating Segment Results

Net revenues and segment EBITDA by operating segment are as follows:

	Three Months Ended March 31,
	Net Revenues				Segment EBITDA (1)
	2006	2005	Increase/ (Decrease) Related to the Transactions	Other Increase/ (Decrease)	2006	2005	Increase/ (Decrease) Related to the Transactions	Other Increase/ (Decrease)
	(in millions)
Membership operations	$108.0	$183.8	$(77.7)	$1.9	$(20.0)	$0.2	$(49.1)	$28.9
Insurance and package operations	89.0	90.9	(0.4)	(1.5)	24.0	21.9	2.0	0.1
International operations	33.2	53.1	(8.3)	(11.6)	(0.1)	6.7	(4.0)	(2.8)
Loyalty operations	17.3	12.3	(0.6)	5.6	4.6	2.7	(0.6)	2.5
Corporate	—	—	—	—	(1.0)	—	—	(1.0)
Eliminations	(1.6)	(2.6)	—	1.0	—	—	—	—

Total	$245.9	$337.5	$(87.0)	$(4.6)	7.5	31.5	(51.7)	27.7

Less: Depreciation and amortization					101.7	10.4	92.7	(1.4)

Income/(loss) from operations					$(94.2)	$21.1	$(144.4)	$29.1

(1)	See Covenant Compliance – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures below and Note 9 to the unaudited condensed consolidated and combined financial statements for a discussion on segment EBITDA.

Membership Operations. Membership net revenues decreased by $75.8 million, or 41.2%, to $108.0 million for the three months ended March 31, 2006 as compared to $183.8 million for the three months ended March 31, 2005. The decrease was primarily attributable to a $77.7 million non-cash decrease in net revenues related to a reduction in deferred revenue recorded in purchase accounting from the Transactions.

Membership EBITDA decreased by $20.2 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. EBITDA for the three months ended March 31, 2006 was negatively affected by a $77.7 million reduction in revenue recognized related to a deferred revenue adjustment recorded in purchase accounting, offset by a reduction in commissions expense of $18.0 million related to prepaid commissions adjustment also recorded in purchase accounting. EBITDA for the three months ended March 31, 2006 was positively affected by $15.2 million related to the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting. The decrease in marketing spend primarily from the timing of return programs and reduced costs from the automated processing of credit reports generated positive EBITDA for the three months ended March 31, 2006 of $9.4 million and $3.3 million, respectively. The shift in memberships from Full Money Back annual to monthly resulted in additional net revenue recognized and lower commissions expense in the current period generating additional EBITDA of $4.4 million. Travel agency costs were reduced by approximately $4.3 million for the three months ended March 31, 2006 primarily due to a $1.1 million decrease from the outsourcing of services and reduced call volumes along with the absence in 2006 of a one time fee paid to Cendant of $1.8 million in the three months ended March 31, 2005.

Insurance and Package Operations. Insurance and package net revenues decreased $1.9 million, or 2.1%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily due to a reduction in insureds and a $0.4 million decrease in net revenues related to a reduction in deferred revenue recorded as part of purchase accounting from the Transactions.

Insurance and package EBITDA increased by $2.1 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This was predominantly due to $2.1 million of lower acquisition costs of the Insurance operations attributable to the adjustment to conform the Predecessor’s accounting for deferred acquisition costs to our policy of expensing such costs as incurred. The Predecessor capitalized and amortized deferred acquisition costs over a 12 year period in proportion to the related insurance revenue. The $2.1 million reduction represents the net impact of the acquisition costs incurred during the first three months of 2006 exceeding the Predecessor’s amortization expense related to such costs for the first three months of 2005. In addition, capitalized contract rights and list fees were previously amortized by the Predecessor in marketing expense. As part of the Transactions, existing contract rights and list fees were recorded as intangible assets and as such amortized in amortization expense. The amount amortized to marketing expense during the three months ended March 31, 2005 was $2.4 million. General and administrative expenses were lower for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily due to the absence of litigation and settlement costs from the Fortis matter which burdened the 2005 period by $3.3 million. Additional marketing costs incurred during the three months ended March 31, 2006 reduced EBITDA by approximately $6.5 million.

International Operations. International net revenues decreased by $19.9 million, or 37.5%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decline was primarily due to a $8.3 million non-cash reduction in deferred revenues as a result of purchase accounting adjustments from the Transactions, lower international package revenues resulting from contract renewal renegotiations with certain significant affinity partners of $6.9 million, the loss of certain Payment Card Protection membership programs of $1.5 million, and the negative impact from the strengthening of the U.S. dollar of $3.3 million.

International EBITDA decreased by $6.8 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease was primarily due to a $4.0 million reduction in deferred revenues net of commissions and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of purchase accounting adjustments, and a $6.6 million reduction from the contract renewal renegotiations described above that were partially offset by a $3.0 million reduction in operating costs from centralizing our international information technology functions and the termination of various support contracts as we returned to managing these functions internally, and $0.6 million in savings from the 2005 restructuring program.

Loyalty Operations. Revenues from Loyalty operations increased by $5.0 million for the three months ended March 31, 2006, or 40.7%, as compared to the three months ended March 31, 2005. Approximately $3.7 million of the increase was the result of new loyalty programs introduced toward the end of 2005 with an additional $2.3 million of royalty revenue received from the licensing of a patent to Cendant. This was partially offset by a $0.6 million reduction related to a deferred revenue adjustment recorded in purchase accounting from the Transactions.

Loyalty EBITDA increased by $1.9 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, primarily as a result of the royalties received from the licensing of a patent to Cendant.

Financial Condition, Liquidity and Capital Resources

Financial Condition –March 31, 2006 and December 31, 2005

	(in millions)
	March 31, 2006	December 31, 2005	Increase/ (Decrease) Change
Total assets	$2,114.4	$2,200.0	$(85.6)
Total liabilities	2,004.5	1,966.0	38.5
Total stockholder’s equity	109.6	233.9	(124.3)

Total assets decreased by approximately $85.6 million primarily due to (a) intangible assets amortization of $91.6 million (the intangible assets were acquired as a result of the Transactions, (b) a decrease in cash and cash equivalents of $28.7 million (see “Liquidity and Capital Resources – Cash Flows”) and (c) a decrease in property and equipment of $5.5 million due to current depreciation exceeding capital expenditures. These decreases were partially offset by (a) an increase in trade accounts receivable of $13.5 million due to timing of receipts, (b) an increase of $4.6 million in receivables from related parties resulting from certain tax payments that were made on behalf of Cendant (these payments were refunded to us by Cendant in April, 2006) and (c) an increase in prepaid commissions of $16.8 million resulting from the increase in deferred revenue discussed below.

Total liabilities increased by $38.5 million due to the increase in deferred revenue of $71.4 million, offset by a $20.0 million voluntary prepayment of the term loan on March 17, 2006 and a $13.0 million reduction in accounts payable and accrued expenses. As a result of the purchase accounting valuation in relation to the Transactions, the deferred revenue balance at the time of the Transactions was reduced as was the related prepaid commission. As new members join our annual membership programs and existing members renew their annual memberships, deferred revenue and prepaid commissions will increase. The decrease in accounts payable and accrued expenses was primarily due to the reduction of the liability established in purchase accounting for the estimated cost to service members who were enrolled in our programs at the date of the Transactions but will not result in future revenue. The service liability reduction of $15.8 million was offset by an increase in accounts payable and accrued expenses of $2.8 million due to timing of vendor and employee payments.

Total stockholder’s equity decreased approximately $124.3 million primarily due to a net loss of $126.3 million.

Liquidity and Capital Resources

Cash Flows – Three months Ended March 31, 2006 and 2005

At March 31, 2006, we had $84.7 million of cash and cash equivalents on hand, an increase of $47.3 million from $37.4 million at March 31, 2005. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	The Company	The Predecessor
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Change
	(in millions)
Cash provided by (used in):
Operating activities	$(6.6)	$(20.2)	$13.6
Investing activities	(2.4)	(6.3)	3.9
Financing activities	(20.1)	42.2	(62.3)
Effects of exchange rate changes	0.4	(0.8)	1.2

Net change in cash and cash equivalents	$(28.7)	$14.9	$(43.6)

Operating Activities. During the three months ended March 31, 2006, we generated $13.6 million more cash from operating activities in comparison to the three months ended March 31, 2005. Income from operations, excluding the non-cash impacts of purchase accounting, increased by $24.5 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 (see “Results of Operations”). Improved working capital management also increased cash flow from operating activities. This increase was offset by increased interest payments. Due to the substantial indebtedness incurred in connection with the Transactions, we have increased our interest payment commitments (see “Contractual Obligations and Commitments”).

Investing Activities. We used $3.9 million less cash in investing activities during the first quarter 2006 as compared with the same period in 2005. Our restricted cash requirements in the international operations were $2.1 million less in the first quarter 2006 as compared to the first quarter 2005. We also used $1.2 million less cash for capital expenditures in 2006 as compared to 2005.

Financing Activities. We generated $62.3 million less cash from financing activities during 2006 compared with 2005. During the first quarter 2006, we made a $20 million voluntary prepayment of the term loan while in the first quarter 2005 we repaid $20 million of borrowings under a Cendant agreement. During the first quarter 2005, we received $62.4 million in advances from Cendant. At March 31, 2006, we have $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million letters of credit).

Sources of Liquidity

Our primary sources of liquidity are cash on hand and cash generated from operations and debt financing activities. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the substantial indebtedness incurred in connection with the Transactions.

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt, which will significantly increase our interest expense in future periods. As of March 31, 2006, we have $1.5 billion in indebtedness. Payments required to service this indebtedness will substantially increase our liquidity requirements as compared to prior periods.

As part of the Transactions, we (a) issued $270 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860 million ($20 million principal payment was made in the fourth quarter of 2005 and a $20 million principal payment was made on March 17, 2006) and a revolving credit facility in an aggregate amount of up to $100 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At March 31, 2006, in addition to the outstanding senior notes, we had $820 million outstanding under the term loan facility, $383.6 million outstanding under the senior subordinated bridge loan facility and $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million letters of credit).

Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. The senior secured credit facility also generally requires us to prepay borrowings under the term loan with proceeds from asset dispositions, excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future. The remaining balance of the term loan is due and payable in full in 2012. The revolving credit facility is available until 2011. Our credit facility, our senior subordinated bridge loan facility and the senior notes are guaranteed by certain of our subsidiaries.

Our senior subordinated bridge loan facility has since been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006 we issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the agreement governing the senior subordinated notes. In addition, on or before October 15, 2008, we may redeem up to 35% of the aggregate principal amount of our senior subordinated notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of our senior subordinated notes initially issued remain outstanding immediately after such redemption. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries of the Company that guarantee our $960.0 million senior secured credit facility, senior notes, and the bridge loan facility. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of senior notes at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under our senior subordinated bridge loan facility, plus accrued interest, and to pay fees and expenses associated with such issuance. These senior notes were issued as additional notes under the senior notes indenture dated October 17, 2005, and, together with the $270.0 million of senior notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. As of May 15, 2006, the aggregate principal amount outstanding of our senior notes is $304.0 million.

Covenant Compliance

Our credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.45 to 1.0 at March 31, 2006. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to adjusted EBITDA, as defined) must be less than 7.5 to 1.0 at March 31, 2006. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our senior notes indenture, credit facility, and senior subordinated notes indenture. Under our indenture governing the senior notes and our indenture governing the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness so long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, our cash flow allowed us to make two voluntary $20 million principal prepayments of the term loan on November 17, 2005 and March 17, 2006. We expect to make an additional $20.0 million prepayment on May 15, 2006 and we may elect to make additional prepayments if it is beneficial to do so.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Segment EBITDA consists of income from operations before depreciation and amortization. Segment EBITDA is the measure management uses to evaluate segment performance and we present segment EBITDA to enhance your understanding of our operating performance. We use segment EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that segment EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as segment EBITDA further adjusted to exclude non-cash and unusual items and other adjustments permitted in our debt agreements to test the permissibility of certain types of transactions, including debt incurrence. We believe that the inclusion of the adjustments to segment EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain non-cash items and unusual items. However, segment EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP, and our segment EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our segment EBITDA and Adjusted EBITDA as alternatives to operating or net income determined in accordance with U.S. GAAP, as indicators of our operating performance or as alternatives to cash flows from operating activities determined in accordance with U.S. GAAP, or as indicators of cash flows, or as a measure of liquidity.

Set forth below is a reconciliation of our net income/(loss) for the twelve months ended March 31, 2006 to segment EBITDA and Adjusted EBITDA as required by our credit facility agreement.

	The Predecessor	The Company	Total
	For the Period April 1, 2005 to October 16, 2005	For the Period October 17, 2005 to March 31, 2006	Twelve Months Ended March 31, 2006
		(in millions)
Net income/(loss)	$37.0	$(262.6)	$(225.6)
Interest (income)/expense, net	(1.2)	63.5	62.3
Provision for/(benefit from) income taxes	20.9	(0.9)	20.0
Minority interests, net of tax	(0.1)	0.2	0.1
Other (income)/expense, net	(6.0)	—	(6.0)
Depreciation and amortization	21.9	186.2	208.1

Segment EBITDA	$72.5	$(13.6)	58.9

Effect of the Transactions, reorganizations and non-recurring gains (a)			151.8
Certain legal costs (b)			15.9
Net cost savings (c)			27.0
Other, net (d)			10.8

Adjusted EBITDA			$264.4

Interest coverage ratio(e)			1.99
Consolidated leverage ratio(f)			5.24

(a)    Effect of the Transactions, reorganizations and non-recurring gains—eliminates the effects of the Transactions, prior business reorganizations and non-recurring gains.

(b)    Certain legal costs—represents legal costs for certain litigation matters.

(c)    Net cost savings—represents: (i) the elimination of general corporate overhead allocations from Cendant and historical long-term incentive compensation charges, net of estimated incremental stand-alone costs, (ii) the inclusion of anticipated cost savings from the 2005 Reorganization in the amount of $9 million for the twelve months ended March 31, 2006 and (iii) the elimination of costs associated with facilities closure and severance incurred in 2005.

(d)    Other, net—represents: (i) net changes in other reserves in 2005, (ii) changing the Predecessor’s historical accounting policy for insurance program marketing costs to our policy of expensing such costs as incurred, (iii) changes in contractual arrangements between us and Cendant as if such contractual terms were in place for all periods presented, (iv) and the elimination of certain non-recurring costs.

(e)    The interest coverage ratio is defined in our senior secured credit facilities (adjusted EBITDA, as defined, to interest expense, as defined).

(f)    The consolidated leverage ratio is defined in our senior secured credit facilities (total debt, as defined, to adjusted EBITDA, as defined).

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at March 31, 2006, including a $20.0 million voluntary prepayment of the term loan on May 15, 2006, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the firm commitments with operating cash flow generated in the normal course of business and availability under the $100 million revolving credit portion of our new credit facility.

	April 1 to Dec. 31, 2006	2007	2008	2009	2010	2011 and thereafter	Total
	(in millions)
Term loan due 2012	$20.0	$—	$—	$—	$—	$800.0	$820.0
Senior subordinated bridge loan facility(1)	—	—	—	—	—	383.6	383.6
10.125% senior notes due 2013	—	—	—	—	—	270.0	270.0
Interest payments	120.0	140.3	140.3	140.3	140.3	363.9	1,045.1
Other purchase commitments(2)	28.1	21.5	12.3	11.7	11.5	21.4	106.5
Operating lease commitments	10.1	11.7	10.5	7.7	6.2	14.2	60.4
Management retention payments (3)	4.6	—	—	—	—	—	4.6
Capital lease obligations	0.3	0.2	0.2	0.2	—	—	0.9

Total firm commitments and outstanding debt	$183.1	$173.7	$163.3	$159.9	$158.0	$1,853.1	$2,691.1

(1)    The senior subordinated bridge loan facility was refinanced in two separate offerings: $355.5 million of our 11.5% senior subordinated notes effective April 26, 2006 maturing on October 15, 2015, and $34.0 million of our senior notes effective May 3, 2006 maturing on October 15, 2013. As a result of the refinancing and our intended voluntary $20.0 million prepayment of the term loan on May 15, 2006, ongoing interest payments would be as follows: $135.4 million (2006), $137.0 million (2007), $137.0 million (2008), $137.0 million (2009), $137.0 million (2010) and $415.9 million (2011 and thereafter) for a total of $1,099.3 million.

(2)    Represents commitments under purchase agreements for marketing and membership program support services.

(3)    In the event payments are not made to management, any unpaid amounts will be treated as a purchase price adjustment and reimbursed to Cendant.

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, other guarantees associated with the 2004 Events, surety bonds and letters of credit, due to the fact that at this time we can not determine either the amount or timing of payments related to these contingent obligations. In addition, we refer you to our audited consolidated financial statements as of December 31, 2005, and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and our combined financial statements as of December 31, 2004, and for the periods from January 1, 2005 to October 16, 2005, and for years ended December 31, 2004 and 2003, included in our Registration Statement, for a summary of our significant accounting policies.

Critical Accounting Policies

In presenting our condensed consolidated and combined financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, valuation of goodwill and intangible assets, and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our condensed consolidated and combined financial statements were the most appropriate at the time. In addition, we refer you to our audited consolidated financial statements as of December 31, 2005, and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and our combined financial statements as of December 31, 2004, and for the periods from January 1, 2005 to October 16, 2005, and for years ended December 31, 2004 and 2003 included in our Registration Statement for a summary of our significant accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Following is a description of the risk management policies and those of our Predecessor.

Foreign Currency Risk

The Predecessor used foreign currency forward contracts to manage exposure to changes in foreign currency exchange rates associated with its foreign currency denominated payables, receivables and forecasted earnings of foreign subsidiaries. The Predecessor primarily hedged its foreign currency exposure to the British pound and Euro. The majority of forward contracts utilized did not qualify for hedge accounting treatment under Financial Accounting Standard Board Statement No. 133. The fluctuations in the value of these forward contracts did, however, largely offset the impact of changes in the value of the underlying risk that they were intended to economically hedge. The impact of these forward contracts was not material to the Predecessor’s results of operations or financial position. We currently do not utilize foreign currency forward contracts as the Company considers its foreign currency risk not material.

Interest Rate Swap

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap was $300 million at March 31, 2006 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. The purpose of the swap is to maintain our fixed/variable ratio within policy guidelines. The interest rate swap is recorded at fair value either as an asset or liability. Changes in the fair value of the swap is not designated as a hedging instrument and therefore recognized currently in earnings in the accompanying condensed consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2006.

	2006	2007	2008	2009	2010	2011 and Thereafter	Total	Fair Value At March 31, 2006
	(in millions)
Fixed rate debt (c)	—	—	—	—	—	$653.6	$653.6	$650.0
Average interest rate	12.44%	11.33%	11.33%	11.33%	11.33%
Variable rate debt (c)	$20.0	—	—	—	$—	$800.0	$820.0	$820.0
Average interest rate (a)	7.50%	7.50%	7.50%	750%	7.50%
Variable to fixed -
Interest rate swap (b)								$(2.3)
Average pay rate	4.81%	4.84%	4.86%	4.93%	4.97%
Average receive rate	4.99%	5.18%	5.14%	5.20%	5.27%

(a)	Average interest rate is based on rates in effect at March 31, 2006

(b)	The fair value of the interest rate swap is included in other current assets at March 31, 2006

(c)      The variable rate senior subordinated bridge loan facility of $383.6 million at March 31, 2006 was refinanced in two separate offerings: $355.5 million of our fixed rate 10 1/8% senior subordinated notes effective April 26, 2006 maturing on October 15, 2015, and $34.0 million of our fixed rate 11 1/2% senior notes effective May 3, 2006 maturing on October 15, 2013.

Neither we nor our Predecessor used derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject the Company and its Predecessor to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2006, there were no significant concentrations of credit risk. Receivables and profit share receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Control and Procedures. The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures (“Disclosure Controls”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Disclosure Controls are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, the Company’s disclosure controls and procedures are effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or our “internal controls over financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1a.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Registration Statement.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Purchase Agreement, dated as of July 26, 2005, by and among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.), as amended by Amendment No. 1 thereto, dated as of October 17, 2005, among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.) (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

3.1	Amended and Restated Certificate of Incorporation of Affinion Group, Inc. filed in the State of Delaware on September 27, 2005 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

3.2	By-laws of Affinion Group, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

4.1	Indenture, dated as of October 17, 2005 governing the 10 1/8% Senior Notes due 2013, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

4.2	Indenture, dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

4.3	Registration Rights Agreement, dated as of October 17, 2005, among Affinion Group, Inc., a Delaware corporation, Credit Suisse Securities First Boston LLC, Deutsche Bank Securities LLC, Banc of America Securities LLC, BNP Paribas Securities Corp and the guarantors listed on Schedule B attached thereto trustee (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

4.4	Registration Rights Agreement, dated as of April 26, 2006, among Affinion Group, Inc., a Delaware corporation, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities LLC, Banc of America Securities LLC, BNP Paribas Securities Corp and the guarantors listed on Schedule B attached thereto (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

4.5	Registration Rights Agreement, dated as of May 3, 2006, among Affinion Group, Inc., a Delaware corporation, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities LLC, Banc of America Securities LLC, BNP Paribas Securities Corp and the guarantors listed on Schedule B attached thereto (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

4.6	Form of 10 1/8% Senior Note due 2013 (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006 and included in the Indenture filed as Exhibit 4.1 to our Registration Statement on Form S-4 (File No. 333-13395) as filed with the SEC on May 8, 2006).

4.7	Form of 11 1/2% Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006 and included in the Indenture filed as Exhibit 4.2 to our Registration Statement on Form S-4 (File No. 333-13395) as filed with the SEC on May 8, 2006).

10.1	Credit Agreement, dated as of October 17, 2005, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, the Lenders from time to time party hereto, Credit Suisse, Cayman Islands Branch, as administrative agent for the Lenders, Deutsche Bank Securities Inc., as syndication agent and Bank of America, N.A. and BNP Paribas Securities Corp., as documentation agents (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.2

Senior Subordinated Bridge Loan Agreement, dated as of October 17, 2005, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, the Lenders from time to time party hereto, Credit Suisse, Cayman Islands Branch, as administrative agent for the Lenders, Deutsche Bank Securities Inc., as syndication agent and Banc of America Bridge and BNP Paribas Securities Corp., as documentation agents (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.3	Guarantee and Collateral Agreement, dated and effective as of October 17, 2005, among Affinion Group Holdings, Inc., Affinion Group, Inc., each Subsidiary of the Borrower identified therein and Credit Suisse, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.4	Management Investor Rights Agreement, dated as of October 17, 2005 among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group Holdings, LLC, a Delaware limited liability company, and the holders that are parties thereto (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.5	Consulting Agreement, dated as of October 17, 2005, between Affinion Group, Inc., a Delaware corporation, and Apollo Management V, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.6	Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated as of October 17, 2005 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.7	Restricted Stock Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.8

Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and

Nathaniel J. Lipman (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.9

Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and

Optionee (with Optionee signatories being Rooney, Rauscher, Rusin, Siegel, among others) (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.10	Option Agreement, dated as of January 2, 2006, between Affinion Group Holdings, Inc. and Maureen E. O’Connell (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.11	Retention Letter Agreement by and between Officer and Cendant Marketing Services Division as amended through June 28, 2005 (assumed by Affinion Group, Inc.) (as modified by the Subscription Agreement, dated as of October 17, 2005) (with Officer signatories being Lipman, Rauscher, Rusin, Siegel, among others) (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.12

Retention Letter Agreement by and between Robert Rooney and Cendant Marketing Services

Division as amended through June 28, 2005 (assumed by Affinion Group, Inc.) (as modified by the Subscription Agreement, dated as of October 17, 2005) (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.13	Severance Agreement, dated May 29, 2002, by and between Todd H. Siegel and Trilegiant Corporation (assumed by Affinion Group, Inc.) (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.14	Severance Agreement, dated November 9, 2004, by and between Thomas J. Rusin and Trilegiant Corporation (assumed by Affinion Group. Inc.) (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.15	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Investor (with Investor signatories being Rooney, Rauscher, Rusin, Siegel, among others) (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.16	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.17	Subscription Agreement, dated as of January 2, 2006, between Affinion Group Holdings, Inc. and Maureen E. O’Connell (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.18	Supplemental Bonus Letter by and between Officer and Cendant Marketing Services Division dated September 28, 2005 (assumed by Affinion Group, Inc.) (with Officer signatories being Lipman, Rooney, Raucher, Rusin, Siegel, among others) (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.19	Employment Agreement, dated as of October 17, 2005, between Affinion Group, Inc., and Nathaniel J. Lipman (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.20	Employment Agreement, dated as of June 15, 2005, by and between Affinion Group, LLC (f/k/a Cendant Marketing Group LLC), Affinion International Holdings Limited (f/k/a Cendant International Holdings Limited), and Robert Rooney (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.21	Employment Agreement, dated as of September 10, 2002, by and between Trilegiant Corporation and Michael Rauscher (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.22	Employment Agreement, dated as of December 1, 2005, by and between Affinion Group, Inc. and Maureen E. O’Connell (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

10.23	Patent License Agreement, dated as of October 17, 2005, between CD Intellectual Property Holdings, LLC, a Delaware corporation and Trilegiant Loyalty Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-4 (File No. 333-133895) as filed with the SEC on May 8, 2006).

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.

Date: May 15, 2006	By:	/s/ Maureen E. O’Connell
Maureen E. O’Connell, Executive Vice President
and Chief Financial Officer