Form 10-Q
period 2006-06-30
Affinion Group, Inc.
filed 2006-08-14
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 14, 2006 was 100.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(In millions, except share amounts and par value)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$81.8	$113.4
Restricted cash	28.3	28.2
Investments	0.4	0.4
Receivables (net of allowance for doubtful accounts of $2.7 and $2.8 in 2006 and 2005, respectively)	72.7	61.5
Receivables from related parties	17.2	13.7
Profit-sharing receivables from insurance carriers	50.2	62.7
Prepaid commissions	68.8	40.7
Deferred income taxes	9.7	—
Other current assets	39.0	38.6

Total current assets	368.1	359.2
Property and equipment, net	99.6	107.7
Contract rights and list fees, net	7.2	1.8
Goodwill	356.0	366.2
Other intangibles, net	1,139.5	1,317.8
Other non-current assets	59.0	47.3

Total assets	$2,029.4	$2,200.0

Liabilities and Stockholder’s Equity (Deficiency)
Current liabilities:
Current portion of long-term debt	$60.3	$20.4
Accounts payable and accrued expenses	259.5	276.5
Payables to related parties	4.4	3.1
Deferred revenue	263.4	148.6
Deferred income taxes	—	2.5
Income taxes payable	1.2	0.8

Total current liabilities	588.8	451.9
Long-term debt	1,392.9	1,470.6
Deferred income taxes	28.5	27.8
Deferred revenue	28.1	7.6
Other long-term liabilities	5.8	8.1

Total liabilities	2,044.1	1,966.0

Minority interests	0.4	0.1

Stockholder’s Equity (Deficiency):
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	372.1	372.1
Accumulated deficit	(392.6)	(136.3)
Accumulated other comprehensive income/(loss)	5.4	(1.9)

Total stockholder’s equity (deficiency)	(15.1)	233.9

Total liabilities and stockholder’s equity (deficiency)	$2,029.4	$2,200.0

See notes to the unaudited condensed consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

(In millions)

	The Company		The Predecessor
	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net Revenues	$264.3	$510.2	$333.7	$671.2

Expenses:
Marketing and commissions	139.5	273.6	167.9	336.0
Operating costs	81.9	157.2	97.0	203.4
General and administrative	26.4	55.4	29.5	61.6
Gain on sale of assets	—	—	(3.6)	(4.2)
Depreciation and amortization	106.5	208.2	10.4	20.8

Total Expenses	354.3	694.4	301.2	617.6

Income/(Loss) from Operations	(90.0)	(184.2)	32.5	53.6
Interest income	1.7	2.9	0.6	1.1
Interest expense	(40.3)	(74.4)	(0.1)	(0.4)
Other expense, net	—	—	—	(0.1)

Income/(Loss) Before Income Taxes and Minority Interests	(128.6)	(255.7)	33.0	54.2
Provision for income taxes	1.3	0.4	13.3	21.3
Minority interests, net of tax	0.1	0.2	0.1	0.2

Net Income/(Loss)	$(130.0)	$(256.3)	$19.6	$32.7

See notes to the unaudited condensed consolidated and combined financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDER’S EQUITY/(DEFICIENCY) FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In millions)

	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance, January 1, 2006	$372.1	$(136.3)	$(1.9)	$233.9

Net loss	—	(256.3)	—	(256.3)
Currency translation adjustment	—	—	7.3	7.3
Total comprehensive loss				(249.0)

Balance, June 30, 2006	$372.1	$(392.6)	$5.4	$(15.1)

See notes to the unaudited condensed consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In millions)

	The Company	The Predecessor
	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
Operating Activities
Net income/(loss)	$(256.3)	$32.7
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	208.2	20.8
Amortization of debt discount and financing costs	12.9	—
Gain on sale of assets	—	(4.2)
Loss on disposal of property and equipment	—	1.5
Deferred income taxes	(7.3)	(1.7)
Net change in assets and liabilities:
Restricted cash	(1.7)	0.2
Receivables	(8.0)	14.2
Receivables from related parties	(3.5)	—
Profit-sharing receivables from insurance carriers	12.5	(1.7)
Prepaid commissions	(27.6)	11.1
Other current assets	0.3	1.7
Deferred acquisition costs	—	0.7
Contract rights and list fees	(5.7)	(0.8)
Other non-current assets	(12.9)	3.4
Accounts payable and accrued expenses	(20.4)	(2.0)
Payable to related parties	1.3	—
Deferred revenue	134.0	(48.2)
Income taxes receivable and payable	0.3	0.3
Other long-term liabilities	(2.4)	(0.1)
Minority interests and other, net	0.4	1.9

Net cash provided by operating activities	24.1	29.8

Investing Activities
Capital expenditures	(11.1)	(14.7)
Restricted cash	2.1	—

Net cash used in investing activities	(9.0)	(14.7)

Financing Activities
Principal payments on borrowings	(423.9)	(0.3)
Payment for Cendant credit agreement	—	(30.0)
Decrease in advances to Cendant, net	—	22.3
Deferred financing costs	(10.7)	—
Proceeds from borrowings	385.7	—

Net cash used in financing activities	(48.9)	(8.0)

Effect of changes in exchange rates on cash and cash equivalents	2.2	(2.2)

Net increase/(decrease) in cash and cash equivalents	(31.6)	4.9

Cash and cash equivalents, beginning of period	113.4	22.5

Cash and Cash Equivalents, End of Period	$81.8	$27.4

Supplemental Disclosure of Cash Flow Information:
Interest payments	$67.5	$0.3

Income tax payments	$4.9	$19.5

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

Business Description—The Company is a leading affinity marketer of membership, insurance and package programs and services to consumers. The Company markets its programs and services through affinity partnerships with financial and non-financial institutions and directly to consumers using a variety of media including direct mail, online marketing, in-branch marketing, telemarketing and other marketing methods. The Company utilizes the customer bases and brand names of its affinity partners to market membership and insurance programs to its customers. The Company’s programs provide its members with i) access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement; ii) insurance programs such as accidental death and dismemberment, hospital accident protection and hospital indemnity protection and iii) personal protection benefits and services such as credit monitoring and identity theft protection services. In addition to the Company’s affinity direct marketing business, it also administers points-based loyalty programs on behalf of its affinity partners. The Company markets programs to affinity partners under the Trilegiant, Affinion Benefits Group, Cims and Affinion Loyalty Group service marks and are separated into four business segments as follows:

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

The accompanying condensed consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by generally accepted accounting principles in the United States have been condensed or omitted; however, they do include such notes and financial information sufficient so as to make the interim information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2005, and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and the combined financial statements of the Predecessor as of December 31, 2004, and for the periods from January 1, 2005 to October 16, 2005, and for the years ended December 31, 2004 and 2003, each as included in Amendment No. 4 to our registration statement on Form S-4 (File No. 333-133895) filed with, and declared effective by, the SEC on August 11, 2006 (the “Registration Statement”).

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes. FIN 48 also requires increased disclosure with respect to the uncertainty in income taxes. The Company will adopt the provisions of FIN 48 on January 1, 2007, as required, and is currently evaluating the impact of such adoption on its financial statements.

2. INTANGIBLE ASSETS

As disclosed in Note 1, on October 17, 2005, Cendant completed the sale of the Predecessor to the Company pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The allocations of purchase price are based on preliminary estimates of the fair value of assets acquired and liabilities assumed, including post-closing relationships with Cendant, available information and management assumptions, which will be revised based upon final fair value calculations and the resolution of purchase price adjustments pursuant to the purchase agreement. Any final adjustments, which may be significant, could change the allocations of purchase price and could result in a change to information disclosed.

Intangible assets consisted of:

	June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Currency Translation and Other	Net Carrying Amount
Amortizing intangible assets:
Member relationships	$760.0	$(149.5)	$0.3	$610.8
Affinity relationships	539.0	(95.6)	2.4	445.8
Proprietary databases and systems	52.0	(12.2)	—	39.8
Trademarks/Tradenames	25.0	(1.2)	0.2	24.0
Patents and technology	25.0	(5.9)	—	19.1

	$1,401.0	$(264.4)	$2.9	$1,139.5

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Currency Translation and Other	Net Carrying Amount
Amortizing intangible assets:
Member relationships	$760.0	$(43.9)	$(0.2)	$715.9
Affinity relationships	539.0	(28.0)	(1.6)	509.4
Proprietary databases and systems	52.0	(3.6)	—	48.4
Trademarks/Tradenames	25.0	(0.4)	(0.1)	24.5
Patents and technology	20.0	(0.4)	—	19.6

	$1,396.0	$(76.3)	$(1.9)	$1,317.8

The changes in the carrying amount of goodwill are as follows:

	Balance at January 1, 2006	Change in Deferred Tax Asset Valuation Allowance	Allocation to Intangible Assets	Currency Translation Impact	Balance at June 30, 2006
Membership operations	$233.0	$—	$—	$—	$233.0
Insurance and package operations	93.1	—	—	—	93.1
International operations	13.6	(5.4)	—	0.2	8.4
Loyalty operations	26.5	—	(5.0)	—	21.5

Total Company	$366.2	$(5.4)	$(5.0)	$0.2	$356.0

Amortization expense relating to intangible assets was as follows:

	The Company		The Predecessor
	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Member relationships	$52.9	$105.6	$0.3	$0.6
Affinity relationships	33.9	67.6	0.4	0.7
Proprietary databases and systems	4.3	8.6	—	—
Trademarks/Tradenames	0.4	0.8	—	—
Patents and technology	5.0	5.5	0.1	0.3

Total	$96.5	$188.1	$0.8	$1.6

Based on the Company’s amortizable intangible assets as of June 30, 2006, the Company expects related amortization expense for the remainder of 2006 and the next four succeeding fiscal years to be approximately $160.3 million, $246.7 million, $188.6 million, $139.3 million, and $115.7 million, respectively.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	June 30, 2006	December 31, 2005
Accounts payable	$68.3	$75.8
Accrued product costs	44.5	68.0
Accrued payroll and related costs	33.2	28.9
Accrued interest	22.3	21.9
Accrued legal and professional fees	21.8	19.0
Accrued commissions	9.7	9.4
Accrued sales tax	6.0	4.1
Other	53.7	49.4

Total	$259.5	$276.5

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

Employee retention bonuses totaling $14.7 million granted in connection with the Apollo Transactions are being accrued and recognized ratably as compensation expense by the Company through the future contractual payment dates since these payments are contingent upon the employee being in the employ of the Company at the payment date. Such compensation expense included in general and administrative expenses for three and six months ended June 30, 2006 was $3.1 million and $7.7 million, respectively. Certain employees have elected to receive their bonus amounts in stock of Affinion Holdings. Should the employee terminate prior to the payment date, the Company will reverse the amount accrued through the termination date and pay the amount to Cendant as additional purchase price pursuant to the purchase agreement dated July 26, 2005.

4. LONG-TERM DEBT

Long-term debt consisted of:

	June 30, 2006	December 31, 2005
Term loan due 2012	$800.0	$840.0
11.50% senior subordinated notes, net of unamortized discount with an effective interest rate of 11.75%	350.6	—
10.125% senior notes due 2013, net with an effective interest rate of 10.285%	301.9	266.4
Senior subordinated bridge loan facility	—	383.6
Capital lease obligations	0.7	1.0

Total debt	1,453.2	1,491.0
Less: current portion of long-term debt	(60.3)	(20.4)

Long-term debt	$1,392.9	$1,470.6

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under its $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance.

The interest on the Senior Subordinated Notes is payable semi-annually. The Company may redeem some or all of the Senior Subordinated Notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the indenture governing the Senior Subordinated Notes. In addition, on or before October 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the Senior Subordinated Notes initially issued remain outstanding immediately after such redemption. The Senior Subordinated Notes are unsecured obligations of the Company. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Company’s $960 million senior secured credit facility (the “Affinion Credit Facility”) and the Senior Notes (as defined below) as discussed in Note 10-Guarantor/Non-Gurantor Supplemental Financial Information. The Senior Subordinated Notes contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

On May 3, 2006 the Company issued an additional $34.0 million aggregate principal amount of 10 1/8 senior notes due 2013 (the “Senior Notes”) at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under its Bridge Loan, plus accrued interest, and to pay fees and expenses associated with such issuance. These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005, and, together with the $270.0 million of Senior Notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. The aggregate principal amount of all Senior Notes as of May 3, 2006 was $304.0 million.

The Company made a voluntary $20.0 million principal prepayment of the term loan on May 15, 2006.

On August 14, 2006, the Company expects to use available cash on hand to prepay on a voluntary basis, $20.0 million principal amount on the term loan under the Affinion Credit Facility.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

The Company has classified an additional $40.0 million of the term loan as current portion of long-term debt as it intends to make additional voluntary prepayments within the twelve month period commencing July 1, 2006.

5. INCOME TAXES

The Company’s effective income tax rate for the three and six months ended June 30, 2006 was 1.0% and 0.2%, respectively. This rate differs from the U.S. statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, and valuation allowances required with respect to the increase in certain net deferred tax assets. Additionally, with respect to the six months ended June 30, 2006, valuation allowances relating to certain state net deferred tax assets of approximately $1.5 million were reversed in the period.

During the first three months of 2006, valuation allowances of approximately $5.4 million were reversed relating to net operating losses of certain foreign subsidiaries. These valuation allowances were established at the acquisition date in purchase accounting and increased goodwill recorded at that time. The reversal of the valuation allowances is based on the Company’s expectation that it is more likely than not the related net deferred tax assets will be realized. There were no reversals of valuation allowances in the three months ended June 30, 2006.

The Company’s effective income tax rate for the three and six months ended June 30, 2005 was 40.3%, and 39.3%, respectively. This rate differed form the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit.

The Predecessor, excluding TRL Group and AIH as noted below, was included in the consolidated federal income tax return and unitary and consolidated state income tax returns in jurisdictions where required filed by Cendant. The income taxes payable or receivable associated with the consolidated federal and unitary or consolidated state income tax returns mentioned above were included in advances to Cendant, net on the Predecessor’s combined balance sheets. The provision for income taxes on the Predecessor’s combined statements of operations was computed as if the Predecessor filed its federal and state income tax returns on a stand-alone basis. Since Cendant maintained less than an 80% ownership interest in TRL Group as of June 30, 2005, TRL Group was not included in Cendant’s consolidated federal and state income tax returns and filed separate tax returns for tax periods including June 30, 2005.

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

On August 9, 2005, a class action suit (the “August 2005 Suit”) was filed against Trilegiant in the U.S. District Court for the Northern District of California, San Francisco Division. The claim asserts violations of the Electronic Funds Transfer Act and various California consumer protection statutes. The suit seeks unspecified actual damages, statutory damages, attorneys’ fees, costs and injunctive relief.

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

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

On November 12, 2002, a class action complaint (the “November 2002 Class Action”) was filed against Sears, Roebuck & Co., Sears National Bank, Cendant Membership Services, Inc., and Allstate Insurance Company in the Circuit Court of Alabama for Greene County alleging, among other things, breach of contract, unjust enrichment, breach of duty of good faith and fair dealing and violations of the Illinois consumer fraud and deceptive practices act. The case was removed to the U.S. District Court for the Northern District of Alabama but was remanded to the Circuit Court of Alabama for Greene County.

On January 24, 2002, a class action complaint (the “January 2002 Class Action”) was filed against Trilegiant in the U.S. District Court for the Northern District of Alabama Western Division (the “Alabama Court”) alleging that Trilegiant violated the Credit Repair Organizations Act (“CROA”) in connection with its Creditline product. On November 18, 2005, the court preliminarily approved the terms of a class-wide settlement of this case. Pursuant to the terms of the settlement, Trilegiant has provided notice to the class members via first class mail advising them of the terms of the settlement. All class members have released their claims against Trilegiant under the settlement. All class members wanting to receive benefits under the settlement were required to return a claim form post-marked by February 16, 2006 and had the option of choosing a no-cost annual membership in one of three membership programs offered by Trilegiant. In lieu of a membership program, class members could elect to receive a cash payment. The total cash payments that Trilegiant has offered to make to the class is capped at $0.5 million. On March 13, 2006 the Alabama Court signed the final order approving the terms of the settlement. The judgment became final on April 12, 2006.

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

The Company believes that the amount accrued for the above matters is adequate (see Note 3—Accounts Payable and Accrued Expenses—Accrued Legal and Professional Fees), and the reasonably possible loss beyond the amounts accrued will not have a material adverse effect on its financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material adverse effect on financial condition, results of operations or cash flows.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is, and its Predecessor was, required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. Cendant had previously guaranteed the surety bonds issued on behalf of the Predecessor. As of June 30, 2006, the Company provided guarantees for surety bonds totaling approximately $9.7 million and issued letters of credit totaling $1.8 million.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

7. STOCK-BASED COMPENSATION

Company Program

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “Plan”). The Plan allows Affinion Holdings to grant nonqualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to its directors, employees and consultants. Affinion Holdings is authorized to grant up to 2.1 million shares of its common stock under the Plan. Options granted under the Plan have an exercise price no less than the fair market value of a share of stock on the date of grant. Stock awards shall have a purchase price as determined by the compensation committee and evidenced by an award agreement accompanying the grant. After closing the Apollo Transactions on October 17, 2005, Affinion Holdings granted approximately 1.5 million stock options to employees and directors. As of June 30, 2006, the total number of options available for grant in the future totaled 0.2 million. One-half of the options granted are subject to vesting ratably over five years and the remaining options are subject to vesting upon the satisfaction of specified performance targets, or, if earlier, the eighth anniversary of the grant dates.

Three tranches of options (“A”, “B” and “C”) were granted to employees at the estimated fair value at the date of issuance, with the following terms:

Tranche
	A	B	C
Strike price	$ 10.00	$ 10.00	$ 10.00
Vesting	Ratable over 5 years	100% after 8 years*	100% after 8 years*
Term of Option	10 years	10 years	10 years

*	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

A summary of option activity is presented below (number of options in thousands):

	Tranche
	A	B	C
Outstanding at January 1, 2006	764	382	382
Granted	208	105	105
Exercised	—	—	—
Forfeited or expired	(19)	(9)	(9)

Outstanding at June 30, 2006	953	478	478

Exercisable at June 30, 2006	—	—	—

Weighted average remaining contractual term (years)	9.3	9.3	9.3
Weighted average grant date fair value per option	$5.00	$5.96	$6.12

Based on the estimated fair values of options granted, stock compensation expense for the three and six months ended June 30, 2006 totaled $0.4 million and $0.8 million, respectively.

As of June 30, 2006, there was $9.4 million of unrecognized compensation cost related to the remaining vesting period of options under the Plan. This cost will be recorded in future periods as stock compensation expense over a weighted average period of approximately 5.6 years.

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

Additionally, in connection with the Apollo Transactions, the Chief Executive Officer was granted 50,000 shares of restricted stock of Affinion Holdings at a purchase price of $0.01 per share. This award vests 100% after five years of service or earlier upon a change of control of the Company. The fair value of this award is estimated to be $0.5 million, based upon a $10.00 fair value per share of Affinion Holdings. This award amount is being amortized to stock compensation expense over the five year vesting period, resulting in expense during the three and six months ended June 30, 2006 of $0.03 million and $0.05 million, respectively.

Cendant Programs

Cendant granted stock options, stock appreciation rights, restricted shares and restricted stock units to employees of the Predecessor. The compensation expense associated with such grants under such programs was $1.2 million and $2.3 million for the three and six months ended June 30, 2005, respectively.

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

As publicly announced, as part of a plan to split into four independent companies, Cendant has (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) signed a definitive agreement to sell its travel services business (“Travelport”) to a third party. Cendant will continue as a publicly traded company which will own its vehicle rental business (“Avis/Budget,” together with Wyndham, Realogy and Travelport, the “Cendant Entities”) and Travelport until the sale of Travelport is consummated. Subject to certain exceptions, Wyndham and Realogy (and Travelport if the sale of Travelport has not been consummated) have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to us described above and other liabilities to us in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default.

In connection with the Apollo Transactions, the Company entered into a master transition services agreement with certain subsidiaries of Cendant, pursuant to which the Cendant subsidiaries will provide certain services to the Company at cost for different periods of time generally not exceeding two years from the closing of the Apollo Transactions. These services include financial systems support, treasury function services, information technology and telecommunications services, including help desk services. The expense for such services was $0.8 million and $1.7 million for the three and six months ended June 30, 2006, respectively, and is included in operating costs in the accompanying condensed consolidated statement of operations.

The Company also entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The expense for such services was $0.2 million and $0.6 million for the three and six months ended June 30, 2006, respectively, and is included in operating costs in the accompanying condensed consolidated statement of operations. The revenue for such services was $0.2 million and $0.6 million for the three and six months ended June 30, 2006, respectively, and is included in net revenues in the accompanying condensed consolidated statement of operations.

In connection with the Apollo Transactions, the Company has granted to Cendant a non-exclusive license to its portfolio of patents relating to online award redemption programs through December 31, 2006. The license includes the exclusive right to enforce patents against third parties within the field of i) online sales, marketing and distribution of travel services and products and ii) servicing certain airlines. Cendant will pay royalty fees for the exclusive right totaling $11.25 million payable in quarterly installments of $2.25 million that began in November 2005 and ends in November 2006. The total amount included in net revenues in the accompanying condensed consolidated statement of operations for such services was $2.3 million and $4.7 million for the three and six months ended June 30, 2006, respectively.

Historically, the Company had arrangements with Cendant and its subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operations support (travel agency support and software licensing) and profit sharing arrangements related to the marketing of certain insurance programs. In connection with the closing the transactions, these agreements were terminated and the Company entered into new agreements with Cendant and its subsidiaries that require the parties to provide services similar to those provided prior to the Apollo Transactions. The expense for such services was $0.4 million and $0.8 million for the three and six months ended June 30, 2006, respectively, and is included in operating costs in the accompanying condensed consolidated statement of operations.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

The new marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for our membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either i) a fee for each call transferred, ii) a bounty payment for each user that enrolls in one of the Company’s membership programs or iii) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense for such services was $2.2 million and $5.7 million for the three and six months ended June 30, 2006, respectively, and is included in marketing and commission expense in the accompanying condensed consolidated statement of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire in December 31, 2009. The total amounts included in net revenues in the accompanying condensed consolidated statement of operations for such services was $2.8 million and $5.7 million for the three and six months ended June 30, 2006, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special purpose, bankruptcy remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sublicenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company entered into a platform services agreement with Travel Distribution Services Group, Inc. (“TDS”), a subsidiary of Cendant, under which it has the option to use the to-be-developed Orbitz travel membership club platform, if and when developed by TDS, to obtain services related to such platform for the Company’s travel membership clubs by paying TDS a fee per itinerary. The agreement will expire on December 31, 2010 if the Company elects to use such platform by December 31, 2007. However, it will expire on December 31, 2007 if TDS has not developed such platform or the Company has elected not to use such platform by such date. The total amounts included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0 and $0.3 million for the three and six months ended June 30, 2006, respectively.

The Company entered into a fulfillment and supplier relations services agreement with TDS, to use the TDS travel agent tool for booking multiple packages such as airfare and hotel. Pursuant to this agreement, the Company pays TDS a flat fee each year during the term of the agreement and the Company earns referral fees based on the number of travel related segments booked. The agreement will expire on December 31, 2010. The total amounts included in operating expense in the accompanying condensed statement of operations for such services was $0.6 million and $1.1 million for the three and six months ended June 30, 2006, respectively. The amount included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0.1 million and $0.4 million for the three and six months ended June 30, 2006, respectively.

The Company entered into an agreement pursuant to which it agreed to exclusively use the global distribution system (“GDS”), an on-line booking system, of Galileo, a subsidiary of Cendant, to make air, hotel or car rental bookings. Pursuant to this agreement, the Company will pay Galileo GDS a flat fee that decreases in each year

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

during the term of the agreement and in addition Galileo will reimburse the Company revenues based on the number of bookings at a flat fee. The agreement will expire on December, 31, 2011, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The expenses for services related to the agreement was $0.8 million and $1.7 million for the three and six months ended June 30, 2006 and is included in operating costs in the accompanying condensed consolidated statement of operations. The total amounts included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0.8 million and $1.5 million for the three and six months ended June 30, 2006, respectively.

The Company entered into an agreement which identifies Avis and Budget (each a subsidiary of Cendant) as the primary preferred providers of car rental services to its customers (subject to certain exceptions). The Company will receive commissions and royalty fees on certain qualifying rentals. The agreement will expire on December 31, 2007, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The total amounts included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0.2 million and $0.4 million for the three and six months ended June 30, 2006, respectively.

Cims entered into an agreement pursuant to which it agreed to continue to use RCI Europe as its exclusive provider of travel services for the benefit of Cims members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI will have a right of first refusal to offer travel services in other countries where Cims members are located. Cims will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement will expire ten years from its effective date, subject to either party’s right to terminate the agreement on or after the third anniversary of its effective date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expenses for such services was $0.4 million and $0.9 million for the three and six months ended June 30, 2006, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statement of operations.

Pursuant to an asset purchase agreement dated January 1, 2005, entered into by CTI and its subsidiary, Travel Advantages Services, Inc. (“TAS”), CTI sold and transferred substantially all of the assets and liabilities of CTI to TAS. In connection with such agreement, the Company also entered into a transition services agreement with TDS. In connection with the closing of the Apollo Transactions, the Company entered into an Amended and Restated Transition Services Agreement, pursuant to which it will provide certain information technology related services to TDS and CTI until December 31, 2006. These services will be provided by the Company at cost. There were no revenues related to the agreement for the three and six months ended June 30, 2006.

The Company entered into agreements pursuant to which it will continue to have profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of our subsidiaries market certain insurance programs and Fairtide provides reinsurance for the related insurance policies which are provided by a third-party insurer. Pursuant to these agreements, Fairtide will pay the Company 40-50% of the net profits that it receives on the net premiums under such insurance policies. These agreements will expire on December 31, 2006, or earlier as the parties agree or when Fairtide’s related reinsurance agreements with the related third-party insurer expire. The total amounts included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively.

Predecessor Related Party Agreements with Cendant

Corporate Related Functions—The Predecessor was allocated general corporate overhead expenses from Cendant for corporate-related functions, as well as directly attributable expenses. Cendant allocated corporate overhead based on a percentage of forecasted revenues and allocated other expenses that directly benefited the Predecessor based on actual utilization of the services. The Predecessor believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for management to estimate for all historical periods presented, the actual level of expenses that might have been incurred had the Predecessor been operating as an independent company. Corporate expense allocations include executive management, finance, legal, insurance, information technology, telecommunications, call centers and real estate

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

usage. Allocated overhead expenses as well as direct charges for the corporate-related functions totaled approximately $8.1 million and $18.9 million, for the three and six months ended June 30, 2005.

Loyalty Programs—TLS administered loyalty programs for several of Cendant’s subsidiaries. The agreements provided for set-up fees, quarterly program management fees and program development fees. TLS earned loyalty revenues under these programs totaling $3.7 million and $7.2 million for the three and six months ended June 30, 2005, respectively, that are included in net revenues in the accompanying condensed combined statement of operations.

Marketing Programs—The Predecessor marketed membership programs to customers of certain Cendant subsidiaries and franchisees. The Predecessor incurred fees paid to the Cendant subsidiaries based on i) the number of telephonic and online opportunities transferred to the Predecessor and the number of successful solicitations resulting from the transfers, or ii) a percentage of the membership revenues earned by Predecessor resulting from the successful solicitations transferred. The fees paid totaled $2.4 million and $3.6 million for the three and six months ended June 30, 2005, respectively, and are included in marketing and commissions expense in the accompanying condensed combined statement of operations.

Travel Programs—CTI provided travel reservation services to certain Cendant subsidiaries’ customers and earned service fees totaling $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively, that are included in net revenues in the accompanying condensed combined statement of operations. Service fees earned were generally based on a fee per travel item booked reduced for cancellations and are included in net revenues on the accompanying condensed combined statement of operations. CTI’s fulfillment and other operational support activities were provided by Cendant. Fulfillment fees charged to the Predecessor totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2005, respectively, and are included in operating costs in the accompanying condensed combined statement of operations.

The Predecessor earned commissions from several of Cendant’s subsidiaries for the booking of car rentals on behalf of the travelers that the Predecessor services. Commissions earned were based on a percentage of the car rental revenues earned by the Cendant subsidiaries. Commissions earned totaled $0.2 million and $0.6 million for the three and six months ended June 30, 2005, respectively, and are included in net revenues in the accompanying condensed combined statement of operations.

Other Services—The Predecessor provided road and tow services to a Cendant subsidiary’s customers and earned fees totaling $0.3 million for the three and six months ended June 30, 2005. The road and tow fees are included in net revenues on the accompanying condensed combined statement of operations. The Predecessor insured certain membership program benefits through third party insurance companies and a subsidiary of Cendant provided reinsurance for such programs. The differential between claims experience and reinsurance premiums was shared between the Predecessor and the Cendant subsidiary. Profit-sharing revenue totaled approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2005, respectively, and is included in net revenues in the accompanying condensed combined statement of operations.

The Predecessor also provides list processing services to certain Cendant subsidiaries. List processing fees were de minimis for the three and six months ended June 30, 2005 and are included in net revenues on the accompanying condensed combined statement of operations.

Apollo Agreements

Apollo entered into a consulting agreement with the Company effective October 17, 2005 for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2 million for these services commencing in 2006. The amounts expensed related to this consulting agreement for the three and six months ended June 30, 2006 was $0.5 million and $1.0 million, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

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

The Company

Three Months Ended June 30, 2006

	Membership Operations	Insurance and Package Operations	International Operations	Loyalty Operations	Corporate	Eliminations	Total Company
Net Revenues (a)	$117.9	$90.9	$39.2	$18.0	$—	$(1.7)	$264.3
Segment EBITDA	(16.3)	28.9	(1.0)	5.8	(0.9)	—	16.5

The Company

Six Months Ended June 30, 2006

	Membership Operations	Insurance and Package Operations	International Operations	Loyalty Operations	Corporate	Eliminations	Total Company
Net Revenues (a)	$225.9	$179.9	$72.4	$35.3	$—	$(3.3)	$510.2
Segment EBITDA	(36.3)	52.9	(1.1)	10.4	(1.9)	—	24.0

The Predecessor

Three Months Ended June 30, 2005

	Membership Operations	Insurance and Package Operations	International Operations	Loyalty Operations	Eliminations	Total Predecessor
Net Revenues (a)	$187.1	$90.5	$44.6	$13.6	$(2.1)	$333.7
Segment EBITDA	12.9	25.7	1.3	3.0	—	42.9

The Predecessor

Six Months Ended June 30, 2005

	Membership Operations	Insurance and Package Operations	International Operations	Loyalty Operations	Eliminations	Total Predecessor
Net Revenues (a)	$370.9	$181.4	$97.7	$25.9	$(4.7)	$671.2
Segment EBITDA	13.1	47.6	8.0	5.7	—	74.4

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

Provided below is a reconciliation of Segment EBITDA to income/(loss) from operations:

	The Company		The Predecessor
	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Segment EBITDA	$16.5	$24.0	$42.9	$74.4
Less depreciation and amortization	106.5	208.2	10.4	20.8

Income/(loss) from operations	$(90.0)	$(184.2)	$32.5	$53.6

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

10. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating and combining financial information presents the combined guarantor subsidiaries and the combined non-guarantor subsidiaries as defined in the indenture governing the Senior Notes. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from any of its subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(In millions)

	The Company
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$56.7	$25.1	$81.8
Restricted cash	24.7	3.6	28.3
Investments	0.4	—	0.4
Receivables, net	41.0	31.7	72.7
Receivables from related parties	17.1	0.1	17.2
Profit-sharing receivables from insurance carriers	50.2	—	50.2
Prepaid commissions	62.6	6.2	68.8
Deferred income taxes	(0.2)	9.9	9.7
Other current assets	31.3	7.7	39.0

Total current assets	283.8	84.3	368.1
Property and equipment, net	92.3	7.3	99.6
Contract rights and list fees, net	7.2	—	7.2
Goodwill	347.5	8.5	356.0
Other intangibles, net	1,053.7	85.8	1,139.5
Other non-current assets	52.6	6.4	59.0

Total assets	$1,837.1	$192.3	$2,029.4

Liabilities and Stockholder’s Equity/(Deficiency)
Current liabilities:
Current portion of long-term debt	$60.3	$—	$60.3
Accounts payable and accrued expenses	213.9	45.6	259.5
Payables to related parties	1.9	2.5	4.4
Deferred revenue	246.4	17.0	263.4
Income taxes payable	1.1	0.1	1.2

Total current liabilities	523.6	65.2	588.8
Long-term debt	1,392.9	—	1,392.9
Deferred income taxes	3.0	25.5	28.5
Deferred revenue	24.2	3.9	28.1
Other long-term liabilities	5.1	0.7	5.8

Total liabilities	1,948.8	95.3	2,044.1
Minority interests	—	0.4	0.4
Stockholder’s equity/(deficiency)	(111.7)	96.6	(15.1)

Total liabilities and stockholder’s equity/(deficiency)	$1,837.1	$192.3	$2,029.4

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

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(In millions)

	The Company
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net Revenues	$225.1	$39.2	$264.3
Expenses:
Marketing and commissions	126.9	12.6	139.5
Operating costs	58.1	23.8	81.9
General and administrative	22.7	3.7	26.4
Depreciation and amortization	99.3	7.2	106.5

Total expenses	307.0	47.3	354.3

Loss from Operations	(81.9)	(8.1)	(90.0)
Interest income	1.3	0.4	1.7
Interest expense	(39.9)	(0.4)	(40.3)

Loss Before Income Taxes and Minority Interests	(120.5)	(8.1)	(128.6)
Provision for/(benefit from) income taxes	3.5	(2.2)	1.3
Minority interests, net of tax	—	0.1	0.1

Net Loss	$(124.0)	$(6.0)	$(130.0)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In millions)

	The Company
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net Revenues	$437.8	$72.4	$510.2
Expenses:
Marketing and commissions	253.0	20.6	273.6
Operating costs	112.1	45.1	157.2
General and administrative	47.6	7.8	55.4
Depreciation and amortization	194.0	14.2	208.2

Total expenses	606.7	87.7	694.4

Loss from Operations	(168.9)	(15.3)	(184.2)
Interest income	2.3	0.6	2.9
Interest expense	(73.9)	(0.5)	(74.4)

Loss Before Income Taxes and Minority Interests	(240.5)	(15.2)	(255.7)
Provision for/(benefit from) income taxes	4.5	(4.1)	0.4
Minority interests, net of tax	—	0.2	0.2

Net Loss	$(245.0)	$(11.3)	$(256.3)

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

UNAUDITED CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(In millions)

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Net Revenues	$289.0	$44.7	$333.7

Expenses:
Marketing and commissions	153.7	14.2	167.9
Operating costs	73.1	23.9	97.0
General and administrative	24.2	5.3	29.5
Gain on sale of assets	(3.6)	—	(3.6)
Depreciation and amortization	8.9	1.5	10.4

Total expenses	256.3	44.9	301.2

Income/(Loss) from Operations	32.7	(0.2)	32.5
Interest income	0.3	0.3	0.6
Interest expense	(0.1)	—	(0.1)

Income Before Income Taxes and Minority Interests	32.9	0.1	33.0
Provision for income taxes	12.1	1.2	13.3
Minority interests, net of tax	—	0.1	0.1

Net Income/(Loss)	$20.8	$(1.2)	$19.6

UNAUDITED CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(In millions)

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Net Revenues	$573.5	$97.7	$671.2

Expenses:
Marketing and commissions	308.0	28.0	336.0
Operating costs	152.7	50.7	203.4
General and administrative	50.6	11.0	61.6
Gain on sale of assets	(4.2)	—	(4.2)
Depreciation and amortization	17.8	3.0	20.8

Total expenses	524.9	92.7	617.6

Income from Operations	48.6	5.0	53.6
Interest income	0.5	0.6	1.1
Interest expense	(0.4)	—	(0.4)
Other income, net	(0.1)	—	(0.1)

Income Before Income Taxes and Minority Interests	48.6	5.6	54.2
Provision for income taxes	17.9	3.4	21.3
Minority interests, net of tax	—	0.2	0.2

Net Income	$30.7	$2.0	$32.7

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In millions)

	The Company
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating Activities
Net loss	$(245.0)	$(11.3)	$(256.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	194.0	14.2	208.2
Amortization of debt discount and financing costs	12.9	—	12.9
Deferred income taxes	1.7	(9.0)	(7.3)
Net change in assets and liabilities:
Restricted cash	(2.5)	0.8	(1.7)
Receivables	(4.8)	(3.2)	(8.0)
Receivables from related parties	(4.3)	0.8	(3.5)
Profit-sharing receivables from insurance carriers	12.5	—	12.5
Prepaid commissions	(24.9)	(2.7)	(27.6)
Other current assets	(1.6)	1.9	0.3
Contract rights and list fees	(5.7)	—	(5.7)
Other non-current assets	(12.1)	(0.8)	(12.9)
Accounts payable and accrued expenses	(20.6)	0.2	(20.4)
Payables to related parties	1.4	(0.1)	1.3
Deferred revenue	123.0	11.0	134.0
Income taxes receivable and payable	0.8	(0.5)	0.3
Other long-term liabilities	(2.1)	(0.3)	(2.4)
Minority interests and other, net	0.2	0.2	0.4

Net cash provided by operating activities	22.9	1.2	24.1

Investing Activities
Capital expenditures	(10.7)	(0.4)	(11.1)
Restricted cash	—	2.1	2.1

Net cash provided by/(used in) in investing activities	(10.7)	1.7	(9.0)

Financing Activities
Principal payments on borrowings	(423.9)	—	(423.9)
Deferred financing cost	(10.7)	—	(10.7)
Proceeds from borrowings	385.7	—	385.7

Net cash used in financing activities	(48.9)	—	(48.9)

Effect of changes in exchange rates on cash and cash equivalents	—	2.2	2.2

Net increase/(decrease) in cash and cash equivalents	(36.7)	5.1	(31.6)
Cash and cash equivalents, beginning of period	93.4	20.0	113.4

Cash and Cash Equivalents, End of Period	$56.7	$25.1	$81.8

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

UNAUDITED CONDENSED COMBINING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(In millions)

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Operating Activities
Net income	$30.7	$2.0	$32.7
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	17.8	3.0	20.8
Gain on sale of assets	(4.2)	—	(4.2)
Loss on disposal of property and equipment	1.4	0.1	1.5
Deferred income taxes	31.4	(33.1)	(1.7)
Net change in assets and liabilities:
Restricted cash	0.6	(0.4)	0.2
Receivables	—	14.2	14.2
Profit-sharing receivables from insurance carriers	(1.7)	—	(1.7)
Prepaid commissions	10.0	1.1	11.1
Other current assets	(0.2)	1.9	1.7
Deferred acquisition costs	0.7	—	0.7
Contract rights and list fees	(0.8)	—	(0.8)
Other non-current assets	—	3.4	3.4
Accounts payable and accrued expenses	2.5	(4.5)	(2.0)
Deferred revenue	(46.0)	(2.2)	(48.2)
Income taxes receivable and payable	6.8	(6.5)	0.3
Other long-term liabilities	(0.1)	—	(0.1)
Minority interests and other, net	0.3	1.6	1.9

Net cash provided by/(used in) operating activities	49.2	(19.4)	29.8

Investing Activities
Capital expenditures	(13.4)	(1.3)	(14.7)

Net cash used in investing activities	(13.4)	(1.3)	(14.7)

Financing Activities
Principal payments on borrowings	(0.3)	—	(0.3)
Payment for Cendant credit agreement	(30.0)	—	(30.0)
Decrease / (increase) in advances to Cendant, net	(2.3)	24.6	22.3

Net cash provided by/(used in) financing activities	(32.6)	24.6	(8.0)

Effect of changes in exchange rates on cash and cash equivalents	—	(2.2)	(2.2)

Net increase in cash and cash equivalents	3.2	1.7	4.9
Cash and cash equivalents, beginning of period	4.4	18.1	22.5

Cash and Cash Equivalents, End of Period	$7.6	$19.8	$27.4

****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements as of December 31, 2005, and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and our combined financial statements as of December 31, 2004, and for the periods from January 1, 2005 to October 16, 2005, and for the years ended December 31, 2004 and 2003, included in Amendment No. 4 to our registration statement on Form S-4 (File No. 333-133895) filed with, and declared effective by, the U.S. Securities and Exchange Commission (the “SEC”) on August 11, 2006 (the “Registration Statement”) and with the unaudited condensed consolidated and combined financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited condensed consolidated and combined financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2006 and 2005. This analysis is presented on both a consolidated and combined basis and on an operating segment basis.

•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for six months ended June 30, 2006 and 2005 and our financial condition as of June 30, 2006, as well as a discussion of our liquidity and capital resources.

•	Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition we refer you to our consolidated financial statements as of December 31, 2005, and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and our combined financial statements as of December 31, 2004, and for the periods from January 1, 2005 to October 16, 2005, and for years ended December 31, 2004 and 2003, included in Amendment No. 4 to our Registration Statement which was filed with, and declared effective by, the SEC on August 11, 2006, for a summary of our significant accounting policies.

Overview

Description of Business

We are a leading affinity direct marketer of value-added membership, insurance and package enhancement programs and services to consumers, with over 30 years of experience. We currently offer our programs and services worldwide through approximately 4,500 affinity partners. We utilize the brand names, customer contacts and billing vehicles of our affinity partners to market a broad portfolio of 25 core programs in approximately 200 configurations. We market to consumers using direct mail, online marketing, in-branch marketing, telemarketing and other marketing methods. Our programs provide our members and end-customers with access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement; insurance programs such as accidental death and dismemberment, hospital accident protection and hospital indemnity protection, and personal protection benefits and services such as credit monitoring and identity-theft resolution services. In addition, we have a growing loyalty solutions operation which administers points-based loyalty programs. We market our programs under the Affinion, Trilegiant, Affinion Benefits Group, Cims and Affinion Loyalty Group service marks.

We currently operate in four operating segments:

•	Membership Operations—designs, implements, and markets membership programs to customers of our affinity partners in North America and provides travel agency services primarily to our membership customers.

•	Insurance and Package Operations—markets accidental death and dismemberment insurance (“AD&D”) and other insurance programs to customers of our affinity partners in North America and designs and provides package enhancement programs primarily to financial institutions in North America, who, in turn, market or provide these programs to their customers.

•	International Operations—markets membership programs and package enhancement programs to customers of our affinity partners outside North America.

•	Loyalty Operations—administers points-based loyalty programs and provides enhancement benefits to credit card issuers.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership operations may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In late 2003, we began to expand the types of memberships that we offer to include memberships under monthly payment programs. In the first six months of 2006, approximately 64% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships remain under the billing terms in which they were originated. As we replace annual memberships with monthly memberships we receive less cash at the beginning of the membership term and, therefore, have lower deferred revenue resulting in temporarily higher Segment EBITDA (as discussed under “Financial Condition, Liquidity and Capital Resources—Covenant Compliance—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below) than cash flows from operations. We believe that once monthly memberships, as a percentage of all members within the membership base, reach a constant level, Segment EBITDA and cash flows from operations will be more closely aligned.

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

In our insurance operations, we serve as an agent and third-party administrator for the marketing of AD&D and other insurance programs. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying condensed consolidated balance sheets and any changes in estimated profit sharing are periodically recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying condensed consolidated and combined financial statements.

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

Integration and the 2005 Reorganization. In February 2004, we began integrating the North American membership and insurance and package operations. The organizational structures of the two operations were realigned to combine departments and eliminate redundant functions. We reorganized the sales forces to be more aligned with the needs of our affinity partners and have a unified and comprehensive approach to the North American market. We also combined our marketing and procurement efforts to take advantage of the larger scale of the combined businesses. During 2004 and continuing in 2005, as part of this initial integration effort, we incurred approximately $7.4 million of severance and other restructuring costs recorded primarily in general and administrative expense on the consolidated and combined statements of operations. These severance and other restructuring costs have resulted in approximately $9.7 million of annual ongoing cost savings, a portion of which was realized in 2004 with the majority realized in 2005.

In 2005, we developed reorganization plans for our international and North American travel agency operations based on our successful earlier integration efforts, including facility consolidation, outsourcing of our call center and other back office functions as well as eliminating redundant functions and centralizing oversight for common processes (the “2005 Reorganization”). During 2005 we incurred $8.1 million of costs as part of the 2005 Reorganization and during 2006 we expect to incur an additional $2.1 million of costs as part of the 2005 Reorganization and recorded primarily in general and administrative expense on the consolidated and combined statements of operations. As a result, we have generated, or expect to generate approximately $11.0 million of annual cost savings, a portion of which was realized in 2005 with the majority realized in 2006. We anticipate no offsetting increases in expenses or decreases in revenues at this time as a result of these initiatives. We intend to review opportunities for further rationalization of all of our operations.

The Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), our parent company, and a warrant (fair value of $16.7 million) that is exercisable into 7.5% of the common equity of Affinion Holdings, subject to customary anti-dilution adjustments and $38.1 million of transaction related costs. On October 14, 2005, the Predecessor acquired all of the outstanding shares of common stock of TRL Group, Inc. (“TRL Group”) not owned by the Predecessor for approximately $15.7 million and the credit agreement provided by Cendant to TRL Group was terminated. Pursuant to the purchase agreement, we acquired all of the outstanding capital stock and membership interests of the Predecessor, as well as substantially all of the Predecessor’s assets and liabilities. Certain assets and liabilities of the Predecessor were retained by Cendant pursuant to the purchase agreement.

The warrant will be exercisable on or after October 17, 2009 (or earlier, if Apollo achieves certain returns on its investment). The warrant is not currently exercisable and is not expected to become exercisable within 60 days. On March 20, 2006, the exercise price of the warrant was $10.50, which reflects a $10 per share purchase price paid by Affinion Group, LLC for shares of Affinion Holdings’ common stock in connection with the Transactions, and a 5% quarterly increase. The exercise price will be increased by 5% on every three month anniversary of the closing date of the Transactions, subject to certain adjustments, and will be multiplied by 2.18 if certain dividends or distributions are made on Affinion Holdings’ common stock.

The preferred stock entitles its holder to receive dividends of 8.5% per annum (payable, at Affinion Holdings’ option, either in cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Affinion Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. The preferred stock is redeemable at Affinion Holdings’ option at any time, subject to the applicable terms of our debt instruments and applicable laws.

As part of the Transactions, we made a special tax election referred to as a “338(h)(10) election” with respect to the target companies. Under the 338(h)(10) election, the target companies were deemed to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization will increase, which will reduce our cash taxes in the future and thus, further enhance our free cash flow generation.

Results of Operations

Supplemental Data

The following table provides data for selected business segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Membership Operations:
Retail
Average Members (1) (000’s)	9,272	11,093	9,361	11,278
% Monthly Members	34.3%	28.5%	33.4%	26.3%
% Annual Members	65.7%	71.5%	66.6%	73.7%
Annualized Net Revenue Per Average Member (2)	$64.73	$59.10	$65.56	$57.80
Wholesale
Average Members (1) (3) (000’s)	3,969	3,727	3,937	3,813
Portion for service formerly retail	2,046	1,472	1,973	1,446
Retail including wholesale formerly retail	11,317	12,565	11,334	12,724
Insurance and Package Operations:
Insurance
Average Basic Insured (1) (000’s)	27,829	29,389	28,113	29,464
Average Supplemental Insured (000’s)	5,353	5,531	5,330	5,596
Annualized Net Revenue per Supplemental Insured (2)	$48.13	$44.54	$47.22	$44.10
Package
Average Members (1) (000’s)	6,943	7,601	7,033	7,655
Annualized Net Revenue Per Average Member (2)	$13.70	$13.83	$13.65	$13.74
International Operations:
Package
Average Members (1) (000’s)	16,896	20,035	17,413	19,839
Annualized Net Revenue Per Average Package Member (2)	$6.95	$6.22	$6.59	$6.96
Other Retail Membership
Average Members (1) (000’s)	2,361	2,732	2,335	2,703
Annualized Net Revenue Per Average Member (2)	$21.46	$18.83	$20.91	$20.13
New Retail Membership (4)
Average Members (1) (000’s)	71	—	56	—
Annualized Net Revenue Per Average Member (2)	$81.10	—	$77.46	—

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period (i.e. quarter or full year). A member’s or insured’s, as applicable, count is removed in the period in which he has cancelled.

(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period (i.e. quarter or full year) and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, his revenues are no longer recognized in the calculation.

(3)	Includes 2,046,000 and 1,472,000 average members for the three months ended June 30, 2006 and 2005, respectively, and 1,973,000 and 1,446,000 average members for the six months ended June 30, 2006 and 2005, respectively, related to wholesale programs historically offered under retail arrangements.

(4)	As a result of initiating retail marketing in our international operations, during the second quarter of 2005 we began tracking retail joins in a manner consistent with our membership operations.

In late 2002, our membership operations changed its strategic focus to overall profitability and generating higher revenue from each member rather than the size of our member base. This has resulted in lower average members offset by higher average revenues per member at lower commission rates and lower variable cost and higher contribution per member. Following a competitive analysis of the marketplace, we recognized that our products were priced below similar products offered in the marketplace. Additionally, we recognized that there were opportunities to further optimize marketing campaigns that had the effect of acquiring less members but nonetheless such members were more profitable in the aggregate. By raising prices and marketing more efficiently, we were able to increase our revenues even though less aggregate members joined our programs. For example, 100 consumers joining a product with a $100 annual fee is likely to generate more revenue than 120 consumers joining a product with a $75 annual fee. Accordingly, by increasing the prices for our products and engaging in marketing campaigns that were designed to achieve a greater return on marketing investment, we were able to increase our revenues even though the aggregate number of members in our base declined.

Wholesale members include members where we typically receive a monthly service fee to support programs offered by our partners. Certain programs historically offered as retail arrangements have switched to wholesale arrangements with lower annualized price points and no commission expense.

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the affinity partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage. Average supplemental members have decreased primarily due to reductions in new marketing spend. Average annualized net revenue per insured has increased primarily due to the introduction of higher-priced programs and higher levels of AD&D insurance coverage.

Domestic package members have declined primarily due to certain client terminations partly offset by increases in net revenue per average member due to the introduction of higher priced programs.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table summarizes our consolidated results of operations for the three months ended June 30, 2006 and our historical combined results of operations for the three months ended June 30, 2005:

	Company	Predecessor	Increase/ (Decrease) Related to the Transactions	Increase/ (Decrease) Other
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(in millions)
Net revenues	$264.3	$333.7	$(66.3)	$(3.1)

Expenses:
Marketing and commissions	139.5	167.9	(20.4)	(8.0)
Operating costs	81.9	97.0	(10.3)	(4.8)
General and administrative	26.4	29.5	3.1	(6.2)
Gain on sale of assets	—	(3.6)	—	3.6
Depreciation and amortization	106.5	10.4	97.7	(1.6)

Total expenses	354.3	301.2	70.1	(17.0)

Income/(loss) from operations	(90.0)	32.5	(136.4)	13.9
Interest income	1.7	0.6	—	1.1
Interest expense	(40.3)	(0.1)	39.8	0.4
Other income, net	—	—	—	—

Income/(loss) before income taxes and minority interests	(128.6)	33.0	(176.2)	14.6
Provision for (benefit from) income taxes	1.3	13.3	(17.0)	5.0
Minority interests, net of tax	0.1	0.1	—	—

Net income/(loss)	$(130.0)	$19.6	$(159.2)	$9.6

Overview of Operating Results for the Three Months Ended June 30, 2006

The following is an overview of major changes affecting our operating results for the three months ended June 30, 2006.

Purchase accounting adjustments made in the Transactions had a significant impact on our results of operations for the three months ended June 30, 2006. These entries, which are non-cash in nature, reduced net revenues by $66.3 million and income from operations by $136.4 million. Because deferred revenues were reduced in purchase accounting, net revenues recognized for periods following the Transactions will be less than they otherwise would have been. Also, we recorded a liability in purchase accounting for the fair value of servicing our members existing at the date of the Transactions for which no revenue will be recognized in the future. Because the liability recorded in purchase accounting will be used to offset future servicing costs for such members, our operating costs will be lower for periods following the Transactions than they otherwise would have been. Also, because prepaid commissions were reduced in purchase accounting, marketing and commissions expense for periods following the

Transactions will be less than they otherwise would have been. The effect of these purchase accounting adjustments on our historical consolidated results of operations for the three months ended June 30, 2006 was to reduce net revenues by $66.3 million, marketing and commissions expense by $18.2 million, and operating costs expense by $10.3 million. Marketing and commissions expense also decreased by approximately $2.2 million related to the amortization of capitalized insurance contract rights and list fees whose fair value is now included in other intangibles, net. Amortization of existing insurance contract rights and list fees as of the consummation of the Transactions is reflected as amortization expense for the three months ended June 30, 2006. We recorded $97.7 million incremental amortization expense which negatively affected results of operations.

Effective July 5, 2006, our executive vice president and chief financial officer, Maureen O’Connell, announced that she was leaving the company at the end of September 2006 and entered into a separation agreement with us. In connection with Ms. O’Connell’s severance, Ms. O’Connell will receive, among other things, a severance payment of $360,000, less applicable withholding taxes, which will be payable in two equal installments on October 2, 2006 and April 2, 2007. Further, Ms. O’Connell’s 25,000 shares of Holdings’ common stock will be repurchased for $250,000.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2006 as compared to our combined results of operations for the three months ended June 30, 2005.

Net Revenues. During the three months ended June 30, 2006, we reported net revenues of $264.3 million, a decrease of $69.4 million, or 20.8% as compared to net revenues of $333.7 million in the comparable 2005 period. Approximately $66.3 million of the decrease was due to a non-cash reduction in deferred revenue recorded as part of purchase accounting related to the Transactions in 2005. Net revenues will continue to be affected in 2006 and 2007 by the reduction in deferred revenue recorded in purchase accounting. Net revenues excluding the impact of the Transactions decreased by $3.1 million resulting from a $9.8 million decrease in our Membership business primarily due to lower retail membership levels partially offset by higher net revenue per average member, partially offset by increased Loyalty revenues of $4.9 million primarily due to $3.9 million from new programs introduced toward the end of 2005.

Marketing and Commission Expense. Marketing and commission expense decreased by $28.4 million, or 16.9%, to $139.5 million for the three months ended June 30, 2006 from $167.9 million for the three months ended June 30, 2005. Approximately $18.2 million of the decrease was the result of a reduction in commissions related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues. Capitalized contract rights and list fees in our Insurance business were previously amortized by the Predecessor in marketing expense. As part of the Transactions, existing contract rights and list fees were recorded as intangible assets and amortized to amortization expense. The amount amortized to marketing expense for the three months ended June 30, 2005 was $2.2 million. In addition, overall new marketing spend decreased by approximately $5.3 million from the three months ended June 30, 2005 primarily due to the timing of various marketing campaigns. Marketing and commission expense further decreased due to lower average commission rates in our membership business.

Operating Costs. Operating costs decreased by $15.1 million, or 15.6%, to $81.9 million for the three months ended June 30, 2006 from $97.0 million for the three months ended June 30, 2005. Approximately $10.3 million of this decrease was the result of an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions, along with lower costs of $2.8 million from the automated processing of credit reports in our Membership business and $1.2 million of reduced costs from centralizing our international information technology functions and terminating various support contracts as we returned to managing these functions internally.

General and Administrative Expense. General and administrative expense decreased by $3.1 million, or 10.5%, to $26.4 million for the three months ended June 30, 2006 from $29.5 million for the three months ended June 30, 2005. The decrease was primarily the result of the absence in the current period of litigation and settlement costs from the Fortis litigation matter which burdened the three months ended June 30, 2005 by $1.4 million. In our membership business, the three months ended June 30, 2005 included charges of $0.8 million related to the disposition of facilities and general corporate overhead allocations of $2.8 million, both of which were absent from the three months ended June 30, 2006. Partially offsetting these decreases was a $3.1 million charge related to accrued management retention bonuses as a result of the Transactions.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $96.1 million for the three months ended June 30, 2006 to $106.5 million from $10.4 million for the three months ended June 30, 2005 primarily due to $96.5 million in amortization expense from the fair value estimates of intangible assets resulting from the Transactions. This amortization expense is based upon a preliminary allocation of values to intangible assets and is amortized over lives ranging from 3 years to 15 years, primarily on an accelerated basis.

Interest Expense. Interest expense increased by $40.2 million to $40.3 million for the three months ended June 30, 2006 from $0.1 million for the three months ended June 30, 2005 primarily due to $39.8 million of interest expense from the various debt issuances entered into in connection with the Transactions.

Provision for/(benefit from) Income Taxes. As part of the Transactions, we made a special tax election referred to as a “338(h)(10) election” with respect to the target companies. Under the 338(h)(10) election, the target companies were deemed to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization will increase, which will reduce our cash taxes in the future and thus, further enhance our free cash flow generation. The provision for/(benefit from) income taxes decreased by $12.0 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. For the three months ended June 30, 2006 our effective tax rate of 1.0% as applied to pre-tax losses was significantly lower than our statutory tax rate of 35.0% primarily due to deferred tax valuation allowances reflected in our tax benefit. We recorded these valuation allowances as a result of our belief that the benefit of certain net deferred tax assets generated during the current period would not be realized. For the three months ended June 30, 2005 our effective rate of 40.3% did not include any deferred tax valuation allowances and, therefore, our effective tax rate as applied to pre-tax income was slightly higher than our statutory rate of 35.0% primarily due to the effects of state income taxes, net of federal benefit.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues				Segment EBITDA (1)
	2006	2005	Increase/ (Decrease) Related to the Transactions	Other Increase/ (Decrease)	2006	2005	Increase/ (Decrease) Related to the Transactions	Other Increase/ (Decrease)
	(in millions)
Membership operations	$117.9	$187.1	$(59.4)	$(9.8)	$(16.3)	$12.9	$(37.2)	$8.0
Insurance and package operations	90.9	90.5	(0.4)	0.8	28.9	25.7	1.8	1.4
International operations	39.2	44.6	(6.0)	0.6	(1.0)	1.3	(2.8)	0.5
Loyalty operations	18.0	13.6	(0.5)	4.9	5.8	3.0	(0.5)	3.3
Corporate	—	—	—	—	(0.9)	—	—	(0.9)
Eliminations	(1.7)	(2.1)	—	0.4	—	—	—	—

Total	$264.3	$333.7	$(66.3)	$(3.1)	16.5	42.9	(38.7)	12.3

Less: Depreciation and amortization					106.5	10.4	97.7	(1.6)

Income/(loss) from operations					$(90.0)	$32.5	$(136.4)	$13.9

(1)	See Covenant Compliance – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures below and Note 9 to the unaudited condensed consolidated and combined financial statements for a discussion on Segment EBITDA.

Membership Operations. Membership net revenues decreased by $69.2 million, or 37.0%, to $117.9 million for the three months ended June 30, 2006 as compared to $187.1 million for the three months ended June 30, 2005. The decrease was primarily attributable to a $59.4 million non-cash decrease in net revenues related to a reduction in deferred revenue recorded in purchase accounting from the Transactions. Other decreases in revenue are primarily attributable to lower retail membership levels partially offset by higher net revenue per average member.

Segment EBITDA decreased by $29.2 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Segment EBITDA for the three months ended June 30, 2006 was negatively affected by a $59.4 million reduction in revenue recognized related to a deferred revenue adjustment recorded in purchase accounting, offset by a reduction in commissions expense of $15.3 million related to prepaid commissions adjustment also recorded in purchase accounting. Segment EBITDA for the three months ended June 30, 2006 was positively affected by $9.9 million related to the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting. The decrease in marketing spend and reduced costs from the automated processing of credit reports increased Segment EBITDA for the three months ended June 30, 2006 of $5.2 million and $2.8 million, respectively. Travel agency costs were reduced by approximately $1.5 million for the three months ended June 30, 2006 primarily from the outsourcing of services and reduced call volumes. Accrued management bonuses as a result of the Transaction reduced Segment EBITDA by $3.1 million.

Insurance and Package Operations. Insurance and package net revenues increased $0.4 million, or 0.4%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 primarily due to an increase in insureds partially offset by a $0.4 million decrease in net revenues related to a reduction in deferred revenue recorded as part of purchase accounting from the Transactions.

Segment EBITDA increased by $3.2 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Capitalized contract rights and list fees were previously amortized by the Predecessor in marketing expense. As part of the Transactions, existing contract rights and list fees were recorded as intangible assets and as such amortized in amortization expense. The amount amortized to marketing expense during the three months ended June 30, 2005 was $2.2 million, thus increasing Segment EBITDA in the three month period ended June 30, 2006. General and administrative expenses were lower for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 primarily due to the absence of litigation and settlement costs from the Fortis matter which burdened the 2005 period by $1.4 million and lower payroll related costs of $1.5 million. These positives were partially offset by the absence of a $3.6 million gain on sale of assets recorded in the three month period ended June 30, 2005 resulting from a deferred payment on the sale of the Long Term Preferred Care commission rights as part of the 2004 Events.

International Operations. International net revenues decreased by $5.4 million, or 12.1%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decline was primarily due to a $6.0 million non-cash reduction in deferred revenues as a result of purchase accounting adjustments from the Transactions, partially offset by increased revenue from new program introductions.

Segment EBITDA decreased by $2.3 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease was primarily due to a $2.8 million reduction in deferred revenues net of commissions and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of purchase accounting adjustments, and a $2.7 million reduction from the contract renewal renegotiations and new program launches that were partially offset by a $1.2 million reduction in operating costs from centralizing our international information technology functions and the termination of various support contracts as we returned to managing these functions internally, and $2.3 million in savings from the 2005 restructuring program.

Loyalty Operations. Revenues from Loyalty operations increased by $4.4 million for the three months ended June 30, 2006, or 32.4%, as compared to the three months ended June 30, 2005. Approximately $3.9 million of the increase was the result of new loyalty programs introduced toward the end of 2005 with an additional $2.3 million of royalty revenue received from the licensing of a patent to Cendant. This was partially offset by a $0.5 million reduction related to a deferred revenue adjustment recorded in purchase accounting from the Transactions.

Segment EBITDA increased by $2.8 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, primarily as a result of the royalties received from the licensing of a patent to Cendant and contributions from new program introductions partially offset by the deferred revenue adjustment which reduced Segment EBITDA by $0.5 million.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table summarizes our consolidated results of operations for the six months ended June 30, 2006 and our historical combined results of operations for the six months ended June 30, 2005:

	Company	Predecessor	Increase/ (Decrease) Related to the Transactions	Increase/ (Decrease) Other
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(in millions)
Net revenues	$510.2	$671.2	$(153.3)	$(7.7)

Expenses:
Marketing and commissions	273.6	336.0	(44.5)	(17.9)
Operating costs	157.2	203.4	(26.1)	(20.1)
General and administrative	55.4	61.6	7.7	(13.9)
Gain on sale of assets	—	(4.2)	—	4.2
Depreciation and amortization	208.2	20.8	190.4	(3.0)

Total expenses	694.4	617.6	127.5	(50.7)

Income/(loss) from operations	(184.2)	53.6	(280.8)	43.0
Interest income	2.9	1.1	—	1.8
Interest expense	(74.4)	(0.4)	73.9	0.1
Other income, net	—	(0.1)	—	0.1

Income/(loss) before income taxes and minority interests	(255.7)	54.2	(354.7)	44.8
Provision for (benefit from) income taxes	0.4	21.3	(38.2)	17.3
Minority interests, net of tax	0.2	0.2	—	—

Net income/(loss)	$(256.3)	$32.7	$(316.5)	$27.5

Overview of Operating Results for the Six Months Ended June 30, 2006

The following is an overview of major changes affecting our operating results for the six months ended June 30, 2006:

Purchase accounting adjustments made in the Transactions had a significant impact on our results of operations for the six months ended June 30, 2006. These entries, which are non-cash in nature, reduced net revenues by $153.3 million and income from operations by $280.8 million. Because deferred revenues were reduced in purchase accounting, net revenues recognized for periods following the Transactions will be less than they otherwise would have been. Also, we recorded a liability in purchase accounting for the fair value of servicing our members existing at the date of the Transactions for which no revenue will be recognized in the future. Because the liability recorded in purchase accounting will be used to offset future servicing costs for such members, our operating costs will be lower for periods following the Transactions than they otherwise would have been. Also, because prepaid commissions were reduced in purchase accounting, marketing and commissions expense for periods following the Transactions will be less than they otherwise would have been. The effect of these purchase accounting adjustments on the Company’s historical consolidated results of operations for the six months ended June 30, 2006 was to reduce net revenues by $153.3 million, marketing and commissions expense by $39.9 million, and operating costs expense by $26.1 million. Marketing and commissions expense also decreased by approximately $4.6 million related to the amortization of capitalized insurance contract rights and list fees whose fair value is now included in other intangibles, net. Amortization of existing insurance contract rights and list fees as of the consummation of the Transactions is reflected as amortization expense for the six months ended June 30, 2006. We recorded $190.4 million incremental depreciation and amortization expense which negatively affected results of operations.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2006 as compared to our combined results of operations for the six months ended June 30, 2005.

Net Revenues. During the six months ended June 30, 2006, the Company reported net revenues of $510.2 million, a decrease of $161.0 million, or 24.0% as compared to net revenues of $671.2 million in the comparable 2005 period. Approximately $153.3 million of the decrease was due to a non-cash reduction in deferred revenue recorded as part of purchase accounting related to the Transactions in 2005. Net revenues will continue to be affected in 2006 and 2007 by the reduction in deferred revenue recorded in purchase accounting. Net revenues excluding the impact of the Transactions decreased by $7.7 million primarily due to a decrease in International net revenues of $11.0 million due to lower package revenues resulting from contract renewal renegotiations with certain affinity partners of $8.4 million and $3.7 million from the impact of the strengthening of the U.S. dollar along with a decrease of $7.9 million in our membership business primarily due to lower member volumes. These decreases were partially offset by increased Loyalty revenues of $7.6 million primarily from new programs introduced toward the end of 2005 along with $4.7 million of royalty revenue received from the licensing of a patent to Cendant.

Marketing and Commission Expense. Marketing and commission expense decreased by $62.4 million, or 18.6%, to $273.6 million for the six months ended June 30, 2006 from $336.0 million for the six months ended June 30, 2005. Approximately $39.9 million of the decrease was the result of a reduction in marketing commissions related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues. Capitalized contract rights and list fees in our Insurance business were previously amortized by the Predecessor in marketing expense. As part of the Transactions, existing contract rights and list fees were recorded as intangible assets and amortized to amortization expense. The amount amortized to marketing expense for the six months ended June 30, 2005 was $4.6 million. In addition, overall new marketing spend decreased by approximately $7.8 million from the six months ended June 30, 2005 primarily due to the timing of various marketing campaigns and a reduction in employee related costs of approximately $2.6 million. Marketing and commission expense further decreased due to lower average commission rates in our membership business.

Operating Costs. Operating costs decreased by $46.2 million, or 22.7%, to $157.2 million for the six months ended June 30, 2006 from $203.4 million for the six months ended June 30, 2005. Approximately $26.1 million of this decrease was the result of an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions, lower costs of $7.6 million primarily from the automated processing of credit reports in our Membership business, a reduction in travel agency operating costs of $5.8 million, reduced costs of $4.3 million from centralizing our international information technology functions and terminating various support contracts as we returned to managing these functions internally, and a reduction of $2.0 million due to the strengthening of the U.S. dollar.

General and Administrative Expense. General and administrative expense decreased by $6.2 million, or 10.1%, to $55.4 million for the six months ended June 30, 2006 from $61.6 million for the six months ended June 30, 2005. The decrease was primarily the result of the absence in the current period of litigation and settlement costs from the Fortis litigation matter which burdened the six months ended June 30, 2005 by $4.7 million. In our membership business, the six months ended June 30, 2005 included charges of $2.3 million related to the disposition of facilities and general corporate overhead allocations of $5.1 million, both of which were absent from the six months ended June 30, 2006. Partially offsetting these decreases was a $7.7 million charge related to accrued management retention bonuses as a result of the Transactions.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $187.4 million for the six months ended June 30, 2006 to $208.2 million from $20.8 million for the six months ended June 30, 2005 primarily due to $188.1 million in amortization expense from the fair value estimates of intangible assets resulting from the Transactions. This amortization expense is based upon a preliminary allocation of values to intangible assets and is amortized over lives ranging from 3 years to 15 years, primarily on an accelerated basis.

Interest Expense. Interest expense increased by $74.0 million to $74.4 million for the six months ended June 30, 2006 from $0.4 million for the six months ended June 30, 2005 primarily due to $73.9 million of interest expense from the various debt issues entered into from the Transactions.

Provision for/(benefit from) Income Taxes. As part of the Transactions, we made a special tax election referred to as a “338(h)(10) election” with respect to the target companies. Under the 338(h)(10) election, the target companies were deemed to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization will increase, which will reduce our cash taxes in the future and thus, further enhance our free cash flow generation. The provision for/(benefit from) income taxes decreased by $20.9 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. For the six months ended June 30, 2006 our effective tax rate of 0.2% as applied to pre-tax losses was significantly lower than our statutory tax rate of 35% primarily due to deferred tax valuation allowances reflected in our tax benefit. We recorded these valuation allowances as a result of our belief that the benefit of certain net deferred tax assets generated during the current period would not be realized. For the six months ended June 30, 2005 our effective tax rate of 39.3% did not include any deferred tax valuation allowances and, therefore, our effective tax rate as applied to pre-tax income was slightly higher than our statutory rate of 35.0% primarily due to the effects of state income taxes, net of federal benefit.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues				Segment EBITDA (1)
	2006	2005	Increase/ (Decrease) Related to the Transactions	Other Increase/ (Decrease)	2006	2005	Increase/ (Decrease) Related to the Transactions	Other Increase/ (Decrease)
	(in millions)
Membership operations	$225.9	$370.9	$(137.1)	$(7.9)	$(36.3)	$13.1	$(86.3)	$36.9
Insurance and package operations	179.9	181.4	(0.8)	(0.7)	52.9	47.6	3.8	1.5
International operations	72.4	97.7	(14.3)	(11.0)	(1.1)	8.0	(6.8)	(2.3)
Loyalty operations	35.3	25.9	(1.1)	10.5	10.4	5.7	(1.1)	5.8
Corporate	—	—	—	—	(1.9)	—	—	(1.9)
Eliminations	(3.3)	(4.7)	—	1.4	—	—	—	—

Total	$510.2	$671.2	$(153.3)	$(7.7)	24.0	74.4	(90.4)	40.0

Less: Depreciation and amortization					208.2	20.8	190.4	(3.0)

Income/(loss) from operations					$(184.2)	$53.6	$(280.8)	$43.0

(1)	See Covenant Compliance – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures below and Note 9 to the unaudited condensed consolidated and combined financial statements for a discussion on Segment EBITDA.

Membership Operations. Membership net revenues decreased by $145.0 million, or 39.1%, to $225.9 million for the six months ended June 30, 2006 as compared to $370.9 million for the six months ended June 30, 2005. The decrease was primarily attributable to a $137.1 million non-cash decrease in net revenues related to a reduction in deferred revenue recorded in purchase accounting from the Transactions along with a decrease due to lower member volumes.

Segment EBITDA decreased by $49.4 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Segment EBITDA for the six months ended June 30, 2006 was negatively affected by a $137.1 million reduction in revenue recognized related to a deferred revenue adjustment recorded in purchase accounting, offset by a reduction in commissions expense of $33.3 million related to prepaid commissions adjustment also recorded in purchase accounting. Segment EBITDA for the six months ended June 30, 2006 was positively affected by $25.1 million related to the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting. The decrease in marketing spend and reduced costs from the automated processing of credit reports increased Segment EBITDA for the six months ended June 30, 2006 of $14.7 million and $6.1 million, respectively. Travel agency costs were reduced by approximately $5.8 million for the six months ended June 30, 2006 primarily from the outsourcing of services and reduced call volumes of $4.0 million and the absence in 2006 of a one time fee paid to Cendant of $1.8 million in the six months ended June 30, 2005. A reduction in average commission rates further benefitted Segment EBITDA by approximately $3.9 million. In addition, the six month period ended June 30, 2005 included charges of $2.3 million related to the disposition of facilities and general corporate overhead allocations of $5.1 million both of which were absent from the six months period ended June 30, 2006. These positive effects were partially offset by a $7.7 million charge related to accrued management bonuses as a result of the Transactions.

Insurance and Package Operations. Insurance and package net revenues decreased $1.5 million, or 0.8%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 primarily due to a reduction in package members and a $0.8 million decrease in net revenues related to a reduction in deferred revenue recorded as part of purchase accounting from the Transactions.

Segment EBITDA increased by $5.3 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Capitalized contract rights and list fees were previously amortized by the Predecessor in marketing expense. As part of the Transactions, existing contract rights and list fees were recorded as intangible assets and as such amortized in amortization expense. The amount amortized to marketing expense during the six months ended June 30, 2005 was $4.6 million. General and administrative expenses were lower for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 primarily due to the absence of litigation and settlement costs from the Fortis matter which burdened the 2005 period by $4.7 million along with lower payroll related costs of $2.6 million. Additional marketing costs incurred during the six months ended June 30, 2006 reduced Segment EBITDA by approximately $4.2 million along with the absence of a $4.2 million gain on sale of assets recorded in the six months ended June 30, 2005 period resulting from a deferred payment on the Long Term Preferred Care commission rights sold as part of the 2004 Events.

International Operations. International net revenues decreased by $25.3 million, or 25.9%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decline was primarily due to a $14.3 million non-cash reduction in deferred revenues as a result of purchase accounting adjustments from the Transactions, lower international package revenues resulting from contract renewal renegotiations with certain significant affinity partners of $8.4 million and the negative impact from the strengthening of the U.S. dollar of $3.7 million.

Segment EBITDA decreased by $9.1 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease was primarily due to a $6.8 million reduction in deferred revenues net of commissions and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of purchase accounting adjustments, and a $7.9 million reduction from the contract renewal renegotiations described above that were partially offset by a $4.3 million reduction in operating costs from centralizing our international information technology functions and the termination of various support contracts as we returned to managing these functions internally, and $3.0 million in savings from the 2005 restructuring program.

Loyalty Operations. Revenues from Loyalty operations increased by $9.4 million for the six months ended June 30, 2006, or 36.3%, as compared to the six months ended June 30, 2005. Approximately $7.6 million of the increase was the result of new loyalty programs introduced toward the end of 2005 with an additional $4.8 million of royalty revenue received from the licensing of a patent to Cendant. This was partially offset by a $1.1 million reduction related to a deferred revenue adjustment recorded in purchase accounting from the Transactions.

Segment EBITDA increased by $4.7 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily as a result of the royalties received from the licensing of a patent to Cendant. Contributions from new programs were partially offset by deferred revenue adjustment which reduced Segment EBITDA by $1.1 million.

Financial Condition, Liquidity and Capital Resources

Financial Condition - June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005	Increase/ (Decrease) Change
	(in millions)
Total assets	$2,029.4	$2,200.0	$(170.6)
Total liabilities	2,044.1	1,966.0	78.1
Total stockholder’s equity/deficiency	(15.1)	233.9	(249.0)

Total assets decreased approximately $170.6 million due to (i) intangible assets amortization of $188.1 million (the intangible assets were acquired as a result of the Transactions – see Note 1 to our Consolidated Financial Statements), (ii) decrease in cash and cash equivalents of $31.6 million (see “Liquidity and Capital Resources – Cash Flows”), (iii) decrease in profit share receivable from insurance carriers of $12.5 million as a result of payments received and (iv) a decrease in property and equipment of $8.1 million due to current depreciation exceeding capital expenditures. These decreases were partially offset by (i) increase in trade accounts receivable of $11.2 million due to timing of receipts, (ii) increase of $3.5 million in receivables from related parties also due to timing of receipts and (iii) increase in prepaid commissions resulting from the increase in deferred revenue discussed below.

Total liabilities increased $78.1 million due to the increase in deferred revenue of $135.3 million offset by $40.0 million of voluntary prepayments of the term loan and a $17.0 million reduction in accounts payable and accrued expenses. As a result of the purchase accounting valuation in relation to the Transactions, the deferred revenue balance at acquisition was reduced as was the related prepaid commission. As new members join our annual membership programs and existing members renew their annual memberships, deferred revenue and prepaid commissions will increase. The decrease in accounts payable and accrued expenses was due to the reduction of the liability established in purchase accounting for the estimated cost to service members who were enrolled in our programs at the date of the Transactions but will not result in future revenue. The service liability reduction of $26.1 million was offset by an increase in accounts payable and accrued expenses of $9.1 million due to timing of vendor and employee payments.

Total Stockholder’s equity decreased approximately $249.0 million primarily due to a net loss of $256.3 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand and cash generated through operating and financing activities. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the substantial indebtedness incurred in connection with the Transactions. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months.

Cash Flows – Six Months Ended June 30, 2006 and 2005

At June 30, 2006, we had $81.8 million of cash and cash equivalents on hand, an increase of $54.4 million from $27.4 million at June 30, 2005. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	The Company	The Predecessor
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Change
	(in millions)
Cash provided by (used in):
Operating activities	$24.1	$29.8	$(5.7)
Investing activities	(9.0)	(14.7)	5.7
Financing activities	(48.9)	(8.0)	(40.9)
Effects of exchange rate changes	2.2	(2.2)	4.4

Net change in cash and cash equivalents	$(31.6)	$4.9	(36.5)

Operating Activities

During the six months ended June 30, 2006, we generated $5.7 million less cash from operating activities in comparison with the same period in 2005. Income from operations, excluding the non-cash impacts of purchase accounting, increased $43.0 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 (see “Results of Operations”). As monthly memberships begin to reach a stable level as a percentage of all active members within the membership base, the change in deferred revenue net of prepaid commissions (before purchase accounting impacts) has significantly decreased resulting in increased cash flow from operations of approximately $24 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was offset by increased interest payments of $67.2 million. Due to the substantial indebtedness incurred in connection with the Transactions, we have increased our interest payment commitments (see “Contractual Obligations and Commitments”).

Investing Activities

We used $5.7 million less cash in investing activities during the six months ended June 30, 2006 as compared with the same period in 2005. Our restricted cash requirements in the international operations were $2.1 million less in 2006 as compared to 2005. We also used $3.6 million less cash for capital expenditures in 2006 as compared to 2005.

Financing Activities

We generated $40.9 million less cash from financing activities during 2006 compared with 2005. During the six months ended June 30, 2006, we made $40 million in voluntary prepayments of the term loan while during the same period in 2005 we repaid $30 million in borrowings under a Cendant credit agreement. During the first six months of 2005, we received $22.3 million in advances from Cendant. In connection with the refinancing of our senior subordinated bridge loan with the proceeds from the offering of senior subordinated notes and additional senior notes (see “Credit Facilities and Long-Term Debt”) we incurred $10.7 million of financing costs. At June 30, 2006, we have $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million letters of credit). See Note 4 to the Unaudited Consolidated and Combined Financial Statements.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt, which will significantly increase our interest expense in future periods. As of June 30, 2006, we had $1.5 billion in indebtedness. Payments required to service this indebtedness will substantially increase our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $60 million in principal prepayments that we made as of June 30, 2006) and a revolving credit facility in an aggregate amount of up to $100 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At June 30, 2006, we had $301.9 million outstanding under the senior notes, $800.0 million outstanding under the term loan facility, $350.6 million outstanding under the senior subordinated notes and $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million letters of credit).

Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. Borrowings under the term loan are due and payable in quarterly installments of approximately $2.2 million per quarter beginning in the first quarter of 2006. The senior secured credit facility also generally requires us to prepay borrowings under the term loan with proceeds from asset dispositions, excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future. The remaining balance of the term loan is due and payable in full in 2012. The revolving credit facility is available until 2011. The term loan provides, at our option, for interest rates of a) adjusted LIBOR plus 2.75% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.75%. The revolving credit facility provides, at our option, for interest rates of adjusted LIBOR plus 2.75% or ABR plus 1.75% subject to downward adjustment based on our senior secured bank leverage ratio, as set forth in the agreement governing the revolving credit facility.

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

On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of senior notes at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under our senior subordinated bridge loan facility, plus accrued interest, and to pay fees and expenses associated with such issuance. These senior notes were issued as additional notes under the senior notes indenture dated October 17, 2005, and, together with the $270.0 million of senior notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. As of August 14, 2006, the aggregate principal amount outstanding of our senior notes is $304.0 million.

Covenant Compliance

Our credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.45 to 1.0 at June 30, 2006. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 7.5 to 1.0 at June 30, 2006. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our senior notes indenture, credit facility, and senior subordinated notes indenture. Under our indenture governing the senior notes and our indenture governing the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness so long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, our cash flow allowed us to make four voluntary $20 million principal prepayments of the term loan on November 17, 2005, March 17, 2006, May 15, 2006 and August 14, 2006. The Company has classified an additional $40.0 million of the term loan as current portion of long-term debt as it intends to make additional voluntary prepayments within the twelve month period commencing July 1, 2006.

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

Set forth below is a reconciliation of our net income/(loss) for the twelve months ended June 30, 2006 to Segment EBITDA and Adjusted EBITDA as required by our credit facility agreement.

	The Predecessor	The Company	Total
	For the Period July 1, 2005 to October 16, 2005	For the Period October 17, 2005 to June 30, 2006	Twelve Months Ended June 30, 2006
		(in millions)
Net income/(loss)	$17.4	$(392.6)	$(375.2)
Interest (income)/expense, net	(0.7)	102.1	101.4
Provision for/(benefit from) income taxes	7.7	0.4	8.1
Minority interests, net of tax	(0.2)	0.3	0.1
Other (income)/expense, net	(6.0)	—	(6.0)
Depreciation and amortization	11.5	292.7	304.2

Segment EBITDA	$29.7	$2.9	32.6

Effect of the Transactions, reorganizations and non-recurring gains (a)			194.1
Certain legal costs (b)			13.2
Net cost savings (c)			18.4
Other, net (d)			10.8

Adjusted EBITDA			$269.1

Interest coverage ratio(e)			2.01
Consolidated leverage ratio(f)			5.12

(a)	Effect of the Transactions, reorganizations and non-recurring gains—eliminates the effects of the Transactions, prior business reorganizations and non-recurring gains.

(b)	Certain legal costs—represents legal costs for certain litigation matters.

(c)	Net cost savings—represents: (i) the elimination of general corporate overhead allocations from Cendant and historical long-term incentive compensation charges, net of estimated incremental stand-alone costs, (ii) the inclusion of anticipated cost savings from the 2005 Reorganization in the amount of $9 million for the twelve months ended June 30, 2006 and (iii) the elimination of costs associated with facilities closure and severance incurred in 2005.

(d)	Other, net—represents: (i) net changes in other reserves in 2005, (ii) changing the Predecessor’s historical accounting policy for insurance program marketing costs to our policy of expensing such costs as incurred, (iii) changes in contractual arrangements between us and Cendant as if such contractual terms were in place for all periods presented, (iv) and the elimination of certain non-recurring costs.

(e)	The interest coverage ratio is defined in our senior secured credit facilities (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.45 to 1.0 at June 30, 2006.

(f)	The consolidated leverage ratio is defined in our senior secured credit facilities (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 7.5 to 1.0 at June 30, 2006.

Historically we relied on certain operational resources of Cendant (including tax advisory services, treasury/cash management, risk management, internal audit functions, employee benefits and business insurance). Historically we were allocated general corporate overhead from Cendant ($15.3 million in 2002, $13.2 million in 2003 and $13.7 million in 2004) which costs are reflected in the audited combined financial statements included elsewhere herein. The Predecessor believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for management to estimate for all historical periods presented, the actual level of expenses that might have been incurred had the Predecessor been operating as an independent company. However, we believe that these general corporate overhead allocations costs do not represent our on-going costs of doing business as a stand-alone entity following the Transactions based on our current operating model. For purposes of computing Adjusted EBITDA, we eliminated the historical cost allocations and included management’s estimate of incremental stand-alone costs of $2.5 million. The stand-alone costs estimate does not necessarily reflect what stand-alone cost would have been for the Predecessor in prior periods. In computing Adjusted EBITDA for all periods prior to the Transactions we have used the $2.5 million stand-alone cost estimate as required by the credit agreement and the indentures. This assessment of stand-alone costs following the Transactions is based on preliminary estimates and we may incur costs in excess of those we currently anticipate. In addition, our employees have historically participated in certain long-term incentive programs sponsored by Cendant and TRL Group. Compensation expense related to the Cendant and TRL Group long-term incentive programs totaled $4.8 million in 2002, $9.3 million in 2003 and $12.0 million in 2004.

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

Interest Rate Swap

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap was $300 million at June 30, 2006 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. The purpose of the swap is to maintain our fixed/variable ratio within policy guidelines. The interest rate swap is recorded at fair value either as an asset or liability. Changes in the fair value of the swap is not designated as a hedging instrument and therefore recognized currently in earnings in the accompanying condensed consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2006.

	2006	2007	2008	2009	2010	2011 and Thereafter	Total	Fair Value At June 30, 2006
	(in millions)
Fixed rate debt (c)	—	—	—	—	—	$659.5	$659.5	$652.4
Average interest rate	11.04%	11.04%	11.04%	11.04%	11.04%
Variable rate debt	$40.0	$20.0	—	—	—	$740.0	$800.0	$800.0
Average interest rate (a)	7.92%	7.92%	7.92%	7.92%	7.92%
Variable to fixed-interest rate swap (b)								$(4.7)
Average pay rate	4.91%	4.84%	4.86%	4.93%	4.97%
Average receive rate	5.54%	5.53%	5.45%	5.52%	5.58%

(a)	Average interest rate is based on rates in effect at June 30, 2006

(b)	The fair value of the interest rate swap is included in other assets at June 30, 2006

(c)	The variable rate senior subordinated bridge loan facility of $383.6 million was refinanced in two separate offerings: $355.5 million of our fixed rate 11 1/2% senior subordinated notes effective April 26, 2006 maturing on October 15, 2015, and $34.0 million of our fixed rate 10 1/8% senior notes effective May 3, 2006 maturing on October 15, 2013.

Neither we nor our Predecessor used derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject the Company and its Predecessor to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2006, there were no significant concentrations of credit risk. Receivables and profit share receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or our “internal controls over financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding the foregoing, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1a.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Registration Statement.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.24	Separation Agreement, dated as of July 5, 2006, between Affinion Group, Inc., Affinion Group Holdings, Inc. and Maureen E. O’Connell (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 333-133895) as filed with the SEC on July 11, 2006).

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.

Date: August 14, 2006	By:	/s/ Maureen E. O’Connell
Maureen E. O’Connell, Executive Vice President and Chief Financial Officer