Form 10-Q
period 2006-09-30
Affinion Group, Inc.
filed 2006-11-14
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Yes   ☒     No   ☐

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 14, 2006 was 100.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(In millions, except share amounts and par value)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$111.3	$113.4
Restricted cash	29.9	28.2
Investments	0.3	0.4
Receivables (net of allowance for doubtful accounts of $3.3 and $2.8, respectively)	73.8	61.5
Receivables from related parties	15.9	13.7
Profit-sharing receivables from insurance carriers	59.9	62.7
Prepaid commissions	74.6	40.7
Deferred income taxes	10.8	—
Other current assets	33.4	38.6

Total current assets	409.9	359.2
Property and equipment, net	97.2	107.7
Contract rights and list fees, net	8.1	1.8
Goodwill	315.4	366.2
Other intangibles, net	1,073.4	1,317.8
Other non-current assets	49.9	47.3

Total assets	$1,953.9	$2,200.0

Liabilities and Stockholder’s Equity (Deficiency)
Current liabilities:
Current portion of long-term debt	$75.2	$20.4
Accounts payable and accrued expenses	282.9	276.5
Payables to related parties	5.3	3.1
Deferred revenue	280.9	148.6
Deferred income taxes	—	2.5
Income taxes payable	—	0.8

Total current liabilities	644.3	451.9
Long-term debt	1,358.1	1,470.6
Deferred income taxes	29.5	27.8
Deferred revenue	17.9	7.6
Other long-term liabilities	16.8	8.1

Total liabilities	2,066.6	1,966.0

Minority interests	0.5	0.1

Commitments and contingencies (Note 6)
Stockholder’s Equity (Deficiency)
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	372.1	372.1
Accumulated deficit	(491.3)	(136.3)
Accumulated other comprehensive income (loss)	6.0	(1.9)

Total stockholder’s equity (deficiency)	(113.2)	233.9

Total liabilities and stockholder’s equity (deficiency)	$1,953.9	$2,200.0

See notes to the unaudited condensed consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

(In millions)

	The Company		The Predecessor
	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net Revenues	$291.4	$801.6	$340.7	$1,011.9
Expenses:
Marketing and commissions	138.6	412.2	153.1	489.1
Operating costs	81.4	238.6	97.9	301.3
General and administrative	26.4	81.8	30.4	92.0
Gain on sale of assets	—	—	(0.5)	(4.7)
Depreciation and amortization	106.7	314.9	9.6	30.4

Total Expenses	353.1	1,047.5	290.5	908.1

Income (Loss) from Operations	(61.7)	(245.9)	50.2	103.8
Interest income	1.4	4.3	0.6	1.7
Interest expense	(39.3)	(113.7)	(0.1)	(0.5)
Other income (expense), net	(0.1)	(0.1)	6.0	5.9

Income (Loss) Before Income Taxes and Minority Interests	(99.7)	(355.4)	56.7	110.9
Income tax provision (benefit)	(1.1)	(0.7)	18.7	40.0
Minority interests, net of tax	0.1	0.3	(0.2)	—

Net Income (Loss)	$(98.7)	$(355.0)	$38.2	$70.9

See notes to the unaudited condensed consolidated and combined financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDER’S EQUITY (DEFICIENCY) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In millions)

	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance, January 1, 2006	$372.1	$(136.3)	$(1.9)	$233.9

Net loss	—	(355.0)	—	(355.0)
Currency translation adjustment	—	—	7.9	7.9

Total comprehensive loss				(347.1)

Balance, September 30, 2006	$372.1	$(491.3)	$6.0	$(113.2)

See notes to the unaudited condensed consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In millions)

	The Company	The Predecessor
	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
Operating Activities
Net income (loss)	$(355.0)	$70.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	314.9	30.4
Unrealized gain on interest rate swap	(1.5)	—
Amortization of debt discount and issuance costs	14.4	—
Gain on sale of assets	—	(4.7)
Loss on disposal of property and equipment	—	1.9
Unrealized loss on Cendant Stock	—	0.1
Amortization of favorable and unfavorable contracts	2.6	—
Deferred income taxes	(7.5)	26.0
Net change in assets and liabilities:
Restricted cash	(3.4)	(12.7)
Receivables	(9.0)	15.9
Receivables from related parties	(2.2)	—
Profit-sharing receivables from insurance carriers	8.6	(15.5)
Prepaid commissions	(41.5)	22.9
Other current assets	5.5	16.4
Deferred acquisition costs	—	1.5
Contract rights and list fees	(6.9)	(0.6)
Other non-current assets	(4.2)	4.7
Accounts payable and accrued expenses	2.3	(12.7)
Payable to related parties	1.9	—
Deferred revenue	165.2	(71.3)
Income taxes receivable and payable	(1.0)	4.3
Other long-term liabilities	(2.7)	(0.2)
Minority interests and other, net	0.5	0.3

Net cash provided by operating activities	81.0	77.6

Investing Activities
Capital expenditures	(18.4)	(22.5)
Restricted cash	2.1	0.2

Net cash used in investing activities	(16.3)	(22.3)

Financing Activities
Principal payments on borrowings	(444.0)	(0.5)
Payment for Cendant credit agreement	—	(30.0)
Decrease in advances to Cendant, net	—	35.0
Debt issuance costs	(10.9)	—
Proceeds from borrowings	385.7	—

Net cash used in financing activities	(69.2)	4.5

Effect of changes in exchange rates on cash and cash equivalents	2.4	(2.2)

Net increase (decrease) in cash and cash equivalents	(2.1)	57.6

Cash and cash equivalents, beginning of period	113.4	22.5

Cash and Cash Equivalents, End of Period	$111.3	$80.1

Supplemental Disclosure of Cash Flow Information:
Interest payments	$83.4	$0.3
Income tax payments	$6.3	$22.9

See notes to the unaudited condensed consolidated and combined financial statements

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation — On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), the Company’s parent company, and a warrant (fair value of $16.7 million) that is exercisable into 7.5% of the common equity of Affinion Holdings upon the earlier of four years or the achievement by Apollo of certain investment return hurdles, and $38.1 million of transaction related costs. Pursuant to the purchase agreement, Affinion acquired all of the outstanding capital stock and membership interests of the Predecessor, as well as substantially all of the Predecessor’s assets and liabilities.

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

Business Description —The Company is a leading affinity marketer of membership, insurance and package programs and services to consumers. The Company markets its programs and services through affinity partnerships with financial and non-financial institutions and directly to consumers using a variety of media including direct mail, online marketing, in-branch marketing, telemarketing and other marketing methods. The Company utilizes the customer bases and brand names of its affinity partners to market membership and insurance programs to its customers. The Company’s programs provide its members with i) access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement; ii) insurance programs such as accidental death and dismemberment, hospital accident protection and hospital indemnity protection and iii) personal protection benefits and services such as credit monitoring and identity theft protection services. In addition to the Company’s affinity direct marketing business, it also administers points-based loyalty programs on behalf of its affinity partners. The Company markets programs to affinity partners under the Trilegiant, Affinion Benefits Group, Cims and Affinion Loyalty Group service marks and are separated into four business segments as follows:

•	Membership Operations —designs, implements and markets membership programs to customers of its affinity partners in North America and provides travel agency services primarily to its membership customers.

•	Insurance and Package Operations —markets accidental death and dismemberment and other insurance products to customers of its affinity partners in North America and designs and provides package enhancement programs primarily to financial institutions, which, in turn, market or provide these programs to their customers.

•	International Operations —markets membership programs and package enhancement programs to customers of its affinity partners outside North America.

•	Loyalty Operations —administers points-based loyalty programs and provides enhancement benefits to credit card issuers.

The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of the Company, while the accompanying unaudited condensed combined financial statements include the accounts and transactions of the Predecessor. In presenting these condensed financial statements, management makes estimates and assumptions that affect reported amounts of assets and liabilities and related disclosures, and disclosure of contingent assets and liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates, by their nature, are based on judgments and available information at the time. As such, actual results could differ from those estimates. In management’s opinion, the unaudited condensed consolidated and combined financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.

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

Reclassifications

Certain restricted cash amounts primarily related to the Company’s insurance-related product programs have been reclassified in the statement of cash flows for the period ended September 30, 2005 from investing activities to operating activities. For the nine months ended September 30, 2005, net cash provided by operations was decreased $12.7 million related to this reclassification.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2006, the FASB issued Statement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier application encouraged. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company is currently evaluating the potential impact that the adoption of SFAS 157 will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for the first annual period ending after November 15, 2006. The Company does not believe that the adoption of SAB 108 will have any impact on its consolidated financial position, results of operations or cash flows.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

2. INTANGIBLE ASSETS

As disclosed in Note 1, on October 17, 2005, Cendant completed the sale of the Predecessor to the Company pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The allocations of purchase price was based on the fair value of assets acquired and liabilities assumed, including post-closing relationships with Cendant, available information and management assumptions.

Intangible assets consisted of:

	September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Currency Translation and Other	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$760.0	$(202.0)	$0.4	$558.4
Affinity relationships	568.0	(135.3)	3.5	436.2
Proprietary databases and systems	52.0	(16.6)	—	35.4
Trademarks and tradenames	25.0	(1.7)	0.3	23.6
Patents and technology	25.0	(5.2)	—	19.8

	$1,430.0	$(360.8)	$4.2	$1,073.4

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Currency Translation and Other	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$760.0	$(43.9)	$(0.2)	$715.9
Affinity relationships	539.0	(28.0)	(1.6)	509.4
Proprietary databases and systems	52.0	(3.6)	—	48.4
Trademarks and tradenames	25.0	(0.4)	(0.1)	24.5
Patents and technology	20.0	(0.4)	—	19.6

	$1,396.0	$(76.3)	$(1.9)	$1,317.8

The changes in the carrying amount of goodwill were as follows:

	Membership Operations	Insurance and Package Operations	International Operations	Loyalty Operations	Total Company
Balance at January 1, 2006	$233.0	$93.1	$13.6	$26.5	$366.2
Change in deferred tax asset valuation allowance	—	—	(5.1)	—	(5.1)
Allocation to intangible assets	—	(29.0)	—	(5.0)	(34.0)
Adjustment to purchase price	1.3		—	—	1.3
Adjustment to profit-share receivable		(5.8)			(5.8)
Adjustment to cancellation liability	(15.6)	—	—	—	(15.6)
Adjustment for non-market contracts	12.4	—	1.9	(6.0)	8.3
Currency translation impact	—	—	0.1	—	0.1

Balance at September 30, 2006	$231.1	$58.3	$10.5	$15.5	$315.4

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

Amortization expense relating to intangible assets was as follows:

	The Company		The Predecessor
	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Member relationships	$52.6	$158.1	$0.3	$0.9
Affinity relationships	39.8	107.3	0.4	1.1
Proprietary databases and systems	4.4	13.0	—	—
Trademarks and tradenames	0.5	1.3	—	—
Patents and technology	(0.7)	4.8	0.1	0.4

Total	$96.6	$284.5	$0.8	$2.4

Based on the Company’s amortizable intangible assets as of September 30, 2006, the Company expects related amortization expense for the remainder of 2006 and the next four succeeding fiscal years to be $71.5 million, $252.4 million, $193.1 million, $143.1 million, and $119.1 million, respectively.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	September 30, 2006	December 31, 2005
Accounts payable	$72.4	$75.8
Accrued product costs	40.7	68.0
Accrued payroll and related costs	40.2	28.9
Accrued interest	40.8	21.9
Accrued legal and professional fees	20.4	19.0
Accrued commissions	10.2	9.4
Accrued sales tax	6.8	4.1
Other	51.4	49.4

Total	$282.9	$276.5

Employee retention bonuses totaling $14.3 million granted in connection with the Apollo Transactions are being accrued and recognized ratably as compensation expense by the Company through the future contractual payment dates since these payments are contingent upon the employee being in the employ of the Company at the payment date. Such compensation expense included in general and administrative expenses for three and nine months ended September 30, 2006 was $2.4 million and $10.1 million, respectively. Certain employees have elected to receive their bonus amounts in stock of Affinion Holdings.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

4. LONG-TERM DEBT

Long-term debt consisted of:

	September 30, 2006	December 31, 2005
Term loan due 2012	$780.0	$840.0
10 1/8% senior notes due 2013, net of unamortized discount of $2.1 and $3.6, respectively, with an effective interest rate of 10.285%	302.0	266.4
11 1/2% senior subordinated notes, net of unamortized discount of $4.8, with an effective interest rate of 11.75%	350.7	—
Senior subordinated bridge loan facility	—	383.6
Capital lease obligations	0.6	1.0

Total debt	1,433.3	1,491.0
Less: current portion of long-term debt	(75.2)	(20.4)

Long-term debt	$1,358.1	$1,470.6

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

On May 3, 2006, the Company issued an additional $34.0 million aggregate principal amount of 10 1/8% senior notes due 2013 (the “Senior Notes”) at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under its Bridge Loan, plus accrued interest, and to pay fees and expenses associated with such issuance. These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005 and, together with the $270.0 million of Senior Notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. The aggregate principal amount of all Senior Notes as of May 3, 2006 was $304.0 million.

On September 13, 2006, the Company completed a registered exchange offer and exchanged all of the then outstanding 10 1/8% Senior Notes due 2013 and all of the then outstanding 11 1/2% Senior Subordinated Notes due 2015 into a like amount of 10 1/8% Senior Notes due 2013 and 11 1/2% Senior Subordinated Notes due 2015, respectively, that have been registered under the Securities Act of 1933, as amended.

During 2006, the Company made three voluntary $20.0 million principal prepayments of the term loan under the Affinion Credit Facility on March 17, 2006, May 15, 2006 and August 14, 2006.

On November 13, 2006, the Company used available cash on hand to prepay on a voluntary basis, $25.0 million principal amount of the term loan under the Affinion Credit Facility. This voluntary prepayment, as well as an additional $50.0 million that the Company intends to prepay on a voluntary basis during the next twelve months, has been classified as current portion of long-term debt on the September 30, 2006 condensed consolidated balance sheet.

As of September 30, 2006, the Company has $98.5 million available under the Affinion Credit Facility.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

5. INCOME TAXES

The Company’s effective income tax rate for the three and nine months ended September 30, 2006 was 1.1% and 0.2%, respectively. This rate differs from the U.S. statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, and valuation allowances required with respect to the increase in certain net deferred tax assets. Additionally, with respect to the nine months ended September 30, 2006, valuation allowances relating to certain state net deferred tax assets of approximately $1.5 million were reversed in the period.

During the first nine months of 2006, valuation allowances of approximately $5.1 million were reversed relating to net operating losses of certain foreign subsidiaries. These valuation allowances were established at the acquisition date in purchase accounting and increased goodwill recorded at that time. The reversal of the valuation allowances decreased goodwill and is based on the Company’s expectation that it is more likely than not that the related net deferred tax assets will be realized.

The Predecessor’s effective income tax rates for the three and nine months ended September 30, 2005 were 33.0%, and 36.1%, respectively. The rate for the three months ended September 30, 2005 differed from the U.S. federal statutory rate of 35% primarily due to the mix of earnings in foreign locations in the period taxed at rates which are less than the statutory rate. The rate for the nine months ended September 30, 2005 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit.

The Predecessor, excluding TRL Group and AIH as noted below, was included in the consolidated federal income tax return and unitary and consolidated state income tax returns in required jurisdictions filed by Cendant. The provision for income taxes on the Predecessor’s combined statements of operations was computed as if the Predecessor filed its federal and state income tax returns on a stand-alone basis. Since Cendant maintained less than an 80% ownership interest in TRL Group as of September 30, 2005, TRL Group was not included in Cendant’s consolidated federal and state income tax returns and filed separate tax returns for tax periods including September 30, 2005.

In addition to the foreign tax restructuring discussed below, AIH and its subsidiaries filed income tax returns in countries in which they operated. Income taxes payable reflected on the Predecessor’s combined balance sheet was directly due to taxing jurisdictions and are separate from Cendant’s consolidated or unitary filings.

In March 2005, Cendant implemented a foreign tax restructuring and changed its assertion under APB No. 23, “Accounting for Income Taxes – Special Areas,” with respect to AIH’s foreign subsidiaries. As a result of no longer being permanently reinvested, the Predecessor recorded a tax charge of approximately $28.5 million in 2005 related to certain previously unrecorded deferred tax liabilities consistent with Cendant’s change in assertion. This charge was offset by a tax benefit resulting from the establishment of deferred tax assets during the first quarter of 2005 for the difference between the tax and book basis of the net assets of foreign subsidiaries. The Company also utilized Cendant net operating loss carryforwards related to the current U.S. tax liabilities established in connection with the AIH foreign tax restructuring. For periods subsequent to the restructuring, the operations of the AIH foreign subsidiaries, with the exception of South Africa and Spain, are included in the consolidated federal income tax return and unitary and consolidated state income tax returns in required jurisdictions filed by Cendant and by the Company.

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The resolution of tax matters could have a material impact on the Company’s effective tax rate and results of operations. Any income tax liabilities or refunds relating to periods prior to October 17, 2005 are the responsibility of Cendant.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. The Company and its affiliates are also parties to a number of class action lawsuits, each of which alleges violations of certain federal and/ or state consumer protection statutes. In addition, the Company has received inquiries from numerous state attorney generals relating to the marketing of its membership programs.

In April 2002, the Predecessor filed and served a complaint against American Bankers Insurance Company of Florida and certain affiliates (“Fortis”) relating to Fortis’ breach of the parties’ exclusive agreement to jointly market insurance programs underwritten by Fortis. Fortis counterclaimed alleging breach of contract, breach of fiduciary duty, fraudulent inducement and breach of covenant of good faith and fair dealing. In May 2005, the Chancery Court of Tennessee found a total judgment in the amount of $16.5 million, including prejudgment interest, in favor of the Predecessor and a total judgment in the amount of $75.8 million, including prejudgment interest, in favor of Fortis. The Company believes that, among other things, damages in the amount of $42.6 million were improperly awarded to Fortis under the final judgment; and accordingly, on December 13, 2005, filed a notice of appeal. As a result of the verdict and final judgment entered, a charge of $73.7 million was recorded in the Predecessor’s 2004 combined statement of operations. As part of the Apollo Transactions, Cendant retained this liability. The Company will be indemnified for all losses with respect to this matter.

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

Beginning in November 2003, the Predecessor received inquiries from numerous state attorney generals relating to the marketing of its membership programs. In July 2005, the Attorneys General of California and Connecticut filed suit against the Predecessor, and the Attorney General of Maine filed a notice of its intention to sue (collectively, the “AG Matters”), alleging that deceptive marketing practices were used in connection with the offering of membership services. The complaints seek restitution, civil penalties and orders permanently barring the Company from engaging in the alleged practices. The Company may face similar suits from the other states’ attorney generals that inquired as to the Company’s membership programs. The Company believes it is in the final stages of settlement discussions with certain of these states’ attorney generals.

The Company is also a party to a number of lawsuits which were brought against it or its affiliates, each of which alleges to be a class action in nature and each of which alleges that the Company violated certain federal or state consumer protection statutes (certain of which are described below). The Company intends to vigorously defend itself against these lawsuits.

On August 9, 2005, a class action suit (the “August 2005 Suit”) was filed against Trilegiant in the U.S. District Court for the Northern District of California, San Francisco Division. The claim asserts violations of the Electronic Funds Transfer Act and various California consumer protection statutes. The suit seeks unspecified actual damages, statutory damages, attorney’s fees, costs and injunctive relief.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is, and its Predecessor was, required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. Cendant had previously guaranteed the surety bonds issued on behalf of the Predecessor. As of September 30, 2006, the Company provided guarantees for surety bonds totaling approximately $9.8 million and issued letters of credit totaling $1.8 million.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

7. STOCK-BASED COMPENSATION

Company Program

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “Plan”). The Plan allows Affinion Holdings to grant nonqualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to its directors, employees and consultants. Affinion Holdings is authorized to grant up to 2.1 million shares of its common stock under the Plan. Options granted under the Plan have an exercise price no less than the fair market value of a share of stock on the date of grant. Stock awards shall have a purchase price as determined by the compensation committee and evidenced by an award agreement accompanying the grant. After closing the Apollo Transactions on October 17, 2005, Affinion Holdings granted approximately 1.5 million stock options to employees and directors. As of September 30, 2006, the total number of options available for grant in the future totaled 0.3 million. One-half of the options granted are subject to vesting ratably over five years and the remaining options are subject to vesting upon the satisfaction of specified performance targets, or, if earlier, the eighth anniversary of the grant dates.

Three tranches of options (“A”, “B” and “C”) were granted to employees at the estimated fair value at the date of issuance, with the following terms:

Tranche
	A	B	C
Strike price	$ 10.00	$ 10.00	$ 10.00
Vesting	Ratable over 5 years	100% after 8 years*	100% after 8 years*
Term of Option	10 years	10 years	10 years

*	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

A summary of option activity is presented below (number of options in thousands):

	Tranche
	A	B	C
Outstanding at January 1, 2006	764	382	382
Granted	291	145	145
Exercised	—	—	—
Forfeited or expired	(159)	(79)	(79)

Outstanding at September 30, 2006	896	448	448

Exercisable at September 30, 2006	—	—	—

Weighted average remaining contractual term (years)	9.0	9.0	9.0
Weighted average grant date fair value per option	$5.00	$5.96	$6.12

Based on the estimated fair values of options granted, stock compensation expense for the three and nine months ended September 30, 2006 totaled $0.7 million and $1.5 million, respectively.

As of September 30, 2006, there was $8.1 million of unrecognized compensation cost related to the remaining vesting period of options under the Plan. This cost will be recorded in future periods as stock compensation expense over a weighted average period of approximately 5.3 years.

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

Additionally, in connection with the Apollo Transactions, the Chief Executive Officer was granted 50,000 shares of restricted stock of Affinion Holdings at a purchase price of $0.01 per share. This award vests 100% after five years of service or earlier upon a change of control of the Company. The fair value of this award is estimated to be $0.5 million, based upon a $10.00 fair value per share of Affinion Holdings. This award amount is being amortized to stock compensation expense over the five year vesting period, resulting in expense during both the three and nine months ended September 30, 2006 of less than $0.1 million.

Cendant Programs

Cendant granted stock options, stock appreciation rights, restricted shares and restricted stock units to employees of the Predecessor. The compensation expense associated with such grants under such programs was $1.0 million and $3.3 million for the three and nine months ended September 30, 2005, respectively.

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

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

Other Litigation. Cendant has agreed to indemnify the Company for specified amounts with respect to losses incurred in connection with the 2001 Class Action. Until September 30, 2006, Cendant had the right to control and settle this litigation, subject to certain consultation and other specified limitations. Subsequent to September 30, 2006, the Company has the right to control and settle this litigation, subject to certain consultation and other specified limitations.

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

As publicly announced, as part of a plan to split into four independent companies, Cendant has (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a publicly traded company which owns the vehicle rental business (“Avis/Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default.

In connection with the Apollo Transactions, the Company entered into a master transition services agreement with certain subsidiaries of Cendant, pursuant to which the Cendant subsidiaries will provide certain services to the Company at cost for different periods of time generally not exceeding two years from the closing of the Apollo Transactions. These services include financial systems support, treasury function services, information technology and telecommunications services, including help desk services. The expense for such services was $0.8 million and $2.5 million for the three and nine months ended September 30, 2006, respectively, and is included in operating costs in the accompanying condensed consolidated statement of operations.

The Company also entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The expense for such services was $0.3 million and $0.8 million for the three and nine months ended September 30, 2006, respectively, and is included in operating costs in the accompanying condensed consolidated statement of operations. The revenue for such services was $0.7 million and $1.3 million for the three and nine months ended September 30, 2006, respectively, and is included in net revenues in the accompanying condensed consolidated statement of operations.

In connection with the Apollo Transactions, the Company has granted to Cendant a non-exclusive license to its portfolio of patents relating to online award redemption programs through December 31, 2006. The license includes the exclusive right to enforce patents against third parties within the field of i) online sales, marketing and distribution of travel services and products and ii) servicing certain airlines. Cendant will pay royalty fees for the exclusive right totaling $11.25 million payable in quarterly installments of $2.25 million that began in November 2005 and end in November 2006. The total amount included in net revenues in the accompanying condensed consolidated statement of operations for such services was $2.3 million and $7.0 million for the three and nine months ended September 30, 2006, respectively.

Historically, the Company had arrangements with Cendant and its subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operations support (travel agency support and software licensing) and profit sharing arrangements related to the marketing of certain insurance programs. In connection with closing the Apollo Transactions, these agreements were terminated and the Company entered into new agreements with Cendant and its subsidiaries that require the parties to provide services similar to those provided prior to the Apollo Transactions. The expense for such services was $0.3 million and $1.2 million for the three and nine months ended September 30, 2006, respectively, and is included in operating costs in the accompanying condensed consolidated statement of operations.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

The new marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either i) a fee for each call transferred, ii) a bounty payment for each user that enrolls in one of the Company’s membership programs or iii) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense for such services was $3.7 million and $9.0 million for the three and nine months ended September 30, 2006, respectively, and is included in marketing and commission expense in the accompanying condensed consolidated statement of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009. The total amounts included in net revenues in the accompanying condensed consolidated statement of operations for such services was $3.0 million and $8.7 million for the three and nine months ended September 30, 2006, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company entered into a platform services agreement with Travel Distribution Services Group, Inc. (“TDS”), a subsidiary of Cendant, under which it has the option to use the to-be-developed Orbitz travel membership club platform, if and when developed by TDS, to obtain services related to such platform for the Company’s travel membership clubs by paying TDS a fee per itinerary. The agreement will expire on December 31, 2010 if the Company elects to use such platform by December 31, 2007. However, it will expire on December 31, 2007 if TDS has not developed such platform or the Company has elected not to use such platform by such date. The total amounts offset in expenses in the accompanying condensed consolidated statement of operations for such services were $0.3 million and $0.6 million for the three and nine months ended September 30, 2006, respectively.

The Company entered into a fulfillment and supplier relations services agreement with TDS to use the TDS travel agent tool for booking multiple packages such as airfare and hotel. Pursuant to this agreement, the Company pays TDS a flat fee each year during the term of the agreement and the Company earns referral fees based on the number of travel-related segments booked. The agreement will expire on December 31, 2010. The total amounts included in operating expense in the accompanying condensed consolidated statement of operations for such services was $0.5 million and $1.6 million for the three and nine months ended September 30, 2006, respectively. The amount included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0.1 million for the nine months ended September 30, 2006. There were no such revenues during the three months ended September 30, 2006.

The Company entered into an agreement pursuant to which it agreed to exclusively use the global distribution system (“GDS”), an on-line booking system of Galileo, a subsidiary of Cendant, to make air, hotel or car rental bookings. Pursuant to this agreement, the Company will pay Galileo a flat fee that decreases each year during the term of the agreement and in addition Galileo will reimburse the Company revenues based on the number of bookings at a flat fee. The agreement will expire on December 31, 2011, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The expenses for services related to the agreement was $0.8 million and $2.5 million for the three and nine months ended September 30, 2006, respectively, and is included in operating costs in the accompanying condensed consolidated statement of operations. The total amounts included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0.6 million and $2.1 million for the three and nine months ended September 30, 2006, respectively.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

The Company entered into an agreement which identifies Avis and Budget (each a subsidiary of Cendant) as the primary preferred providers of car rental services to its customers (subject to certain exceptions). The Company will receive commissions and royalty fees on certain qualifying rentals. The agreement will expire on December 31, 2007, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The total amounts included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0.2 million and $0.6 million for the three and nine months ended September 30, 2006, respectively.

Cims entered into an agreement pursuant to which it agreed to continue to use RCI Europe as its exclusive provider of travel services for the benefit of Cims members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI will have a right of first refusal to offer travel services in other countries where Cims members are located. Cims will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement will expire ten years from its effective date of October 17, 2005, subject to either party’s right to terminate the agreement on or after the third anniversary of its effective date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expenses for such services were $1.5 million and $4.0 million for the three and nine months ended September 30, 2006, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statement of operations.

Pursuant to an asset purchase agreement dated January 1, 2005, entered into by CTI and its subsidiary, Travel Advantages Services, Inc. (“TAS”), CTI sold and transferred substantially all of the assets and liabilities of CTI to TAS. In connection with such agreement, the Company also entered into a transition services agreement with TDS. In connection with the closing of the Apollo Transactions, the Company entered into an Amended and Restated Transition Services Agreement, pursuant to which it will provide certain information technology-related services to TDS and CTI until December 31, 2006. These services will be provided by the Company at cost. There were no revenues related to the agreement for the three and nine months ended September 30, 2006.

The Company entered into agreements pursuant to which it will continue to have profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of our subsidiaries market certain insurance programs and Fairtide provides reinsurance for the related insurance policies which are provided by a third-party insurer. Pursuant to these agreements, Fairtide will pay the Company 40-50% of the net profits that it receives on the net premiums under such insurance policies. These agreements will expire on December 31, 2006, or earlier as the parties agree or when Fairtide’s related reinsurance agreements with the related third-party insurer expire. The total amounts included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively.

The Company earns referral fees for hotel stays and travel packages. The amounts included in net revenues in the accompanying condensed consolidated statement of operations for such services was $0.3 million and $0.6 million for the three and nine months ended September 30, 2006, respectively.

Predecessor Related Party Agreements with Cendant

Corporate Related Functions —The Predecessor was allocated general corporate overhead expenses from Cendant for corporate-related functions, as well as directly attributable expenses. Cendant allocated corporate overhead based on a percentage of forecasted revenues and allocated other expenses that directly benefited the Predecessor based on actual utilization of the services. The Predecessor believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for management to estimate for all historical periods presented, the actual level of expenses that might have been incurred had the Predecessor been operating as an independent company. Corporate expense allocations include executive management, finance, legal, insurance, information technology, telecommunications, call centers and real estate usage. Allocated overhead expenses as well as direct charges for the corporate-related functions totaled approximately $7.2 million and $26.0 million, respectively, for the three and nine months ended September 30, 2005.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

Loyalty Programs —TLS administered loyalty programs for several of Cendant’s subsidiaries. The agreements provided for set-up fees, quarterly program management fees and program development fees. TLS earned loyalty revenues under these programs totaling $2.9 million and $10.1 million for the three and nine months ended September 30, 2005, respectively, that are included in net revenues in the accompanying condensed combined statement of operations.

Marketing Programs —The Predecessor marketed membership programs to customers of certain Cendant subsidiaries and franchisees. The Predecessor incurred fees paid to the Cendant subsidiaries based on i) the number of telephonic and online opportunities transferred to the Predecessor and the number of successful solicitations resulting from the transfers, or ii) a percentage of the membership revenues earned by Predecessor resulting from the successful solicitations transferred. The fees paid totaled $2.3 million and $5.9 million for the three and nine months ended September 30, 2005, respectively, and are included in marketing and commissions expense in the accompanying condensed combined statement of operations.

Travel Programs —CTI provided travel reservation services to certain Cendant subsidiaries’ customers and earned service fees totaling $0.5 million and $1.7 million for the three and nine months ended September 30, 2005, respectively, that are included in net revenues in the accompanying condensed combined statement of operations. Service fees earned were generally based on a fee per travel item booked reduced for cancellations and are included in net revenues on the accompanying condensed combined statement of operations. CTI’s fulfillment and other operational support activities were provided by Cendant. Fulfillment fees charged to the Predecessor totaled $0.2 million and $0.8 million for the three and nine months ended September 30, 2005, respectively, and are included in operating costs in the accompanying condensed combined statement of operations.

The Predecessor earned commissions from several of Cendant’s subsidiaries for the booking of car rentals on behalf of the travelers that the Predecessor services. Commissions earned were based on a percentage of the car rental revenues earned by the Cendant subsidiaries. Commissions earned totaled $0.4 million and $1.0 million for the three and nine months ended September 30, 2005, respectively, and are included in net revenues in the accompanying condensed combined statement of operations.

Other Services —The Predecessor provided road and tow services to a Cendant subsidiary’s customers and earned fees totaling $0.3 million for the nine months ended September 30, 2005. The road and tow fees are included in net revenues on the accompanying condensed combined statement of operations. There were no such revenues for the three months ended September 30, 2005.The Predecessor insured certain membership program benefits through third party insurance companies and a subsidiary of Cendant provided reinsurance for such programs. The differential between claims experience and reinsurance premiums was shared between the Predecessor and the Cendant subsidiary. Profit-sharing revenue totaled approximately $0.1 million and $0.5 million for the three and nine months ended September 30, 2005, respectively, and is included in net revenues in the accompanying condensed combined statement of operations.

The Predecessor also provides list processing services to certain Cendant subsidiaries. List processing fees were de minimis for the three and nine months ended September 30, 2005 and are included in net revenues on the accompanying condensed combined statement of operations.

Apollo Agreements

Apollo entered into a consulting agreement with the Company effective October 17, 2005 for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2 million for these services commencing in 2006. The amounts expensed related to this consulting agreement for the three and nine months ended September 30, 2006 was $0.5 million and $1.5 million, respectively, and are included in general and administrative expenses in the accompanying condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

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

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

9. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon revenue and “Segment EBITDA,” which is defined as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Company

Three Months Ended September 30, 2006

	Membership Operations	Insurance and Package Operations	International Operations	Loyalty Operations	Corporate	Eliminations	Total Company
Net Revenues (a)	$145.7	$89.4	$42.0	$16.1	$—	$(1.8)	$291.4
Segment EBITDA	11.3	31.0	1.4	2.5	(1.2)	—	45.0

The Company

Nine Months Ended September 30, 2006

	Membership Operations	Insurance and Package Operations	International Operations	Loyalty Operations	Corporate	Eliminations	Total Company
Net Revenues (a)	$371.6	$269.3	$114.4	$51.4	$—	$(5.1)	$801.6
Segment EBITDA	(25.0)	83.9	0.3	12.9	(3.1)	—	69.0

The Predecessor

Three Months Ended September 30, 2005

	Membership Operations	Insurance and Package Operations	International Operations	Loyalty Operations	Eliminations	Total Predecessor
Net Revenues (a)	$197.1	$87.7	$45.2	$12.7	$(2.0)	$340.7
Segment EBITDA	35.5	19.8	2.1	2.4	—	59.8

The Predecessor

Nine Months Ended September 30, 2005

	Membership Operations	Insurance and Package Operations	International Operations	Loyalty Operations	Eliminations	Total Predecessor
Net Revenues (a)	$568.0	$269.1	$142.9	$38.6	$(6.7)	$1011.9
Segment EBITDA	48.6	67.4	10.1	8.1	—	134.2

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

Provided below is a reconciliation of Segment EBITDA to income (loss) from operations:

	The Company		The Predecessor
	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Segment EBITDA	$45.0	$69.0	$59.8	$134.2
Less depreciation and amortization	106.7	314.9	9.6	30.4

Income (loss) from operations	$(61.7)	$(245.9)	$50.2	$103.8

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

10. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating and combining financial information presents the combined results of the Company, on an unconsolidated basis, under the column “Parent Company,” and the results of the guarantor subsidiaries and the combined non-guarantor subsidiaries as defined in the indenture governing the Senior Notes. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(In millions)

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.8	$83.0	$27.5	$—	$111.3
Restricted cash	—	25.4	4.5	—	29.9
Investments	—	0.3	—	—	0.3
Receivables, net	—	40.8	33.0	—	73.8
Receivables from related parties	1.1	14.7	0.1	—	15.9
Profit-sharing receivables from insurance carriers	—	59.9	—	—	59.9
Prepaid commissions	—	67.6	7.0	—	74.6
Deferred income taxes	—	(0.2)	11.0	—	10.8
Other current assets	0.5	25.1	7.8	—	33.4

Total current assets	2.4	316.6	90.9	—	409.9
Property and equipment, net	—	90.2	7.0	—	97.2
Contract rights and list fees, net	—	8.1	—	—	8.1
Goodwill	—	304.9	10.5	—	315.4
Other intangibles, net	—	992.4	81.0	—	1,073.4
Investment in subsidiaries	1,792.2	—	—	(1,792.2)	—
Intercompany receivables	—	116.5	—	(116.5)	—
Other non-current assets	36.2	6.7	7.0	—	49.9

Total assets	$1,830.8	$1,835.4	$196.4	$(1,908.7)	$1,953.9

Liabilities and Stockholder’s Equity (Deficiency)
Current liabilities:
Current portion of long-term debt	$75.0	$0.2	$—	$—	$75.2
Accounts payable and accrued expenses	40.8	192.4	49.7	—	282.9
Payables to related parties	—	4.6	0.7	—	5.3
Deferred revenue	—	262.5	18.4	—	280.9
Income taxes payable	—	0.7	(0.7)	—	—

Total current liabilities	115.8	460.4	68.1	—	644.3
Long-term debt	1,357.6	0.5	—	—	1,358.1
Deferred income taxes	(0.1)	4.3	25.3	—	29.5
Deferred revenue	—	12.8	5.1	—	17.9
Intercompany payables	114.0	—	2.5	(116.5)	—
Other long-term liabilities	1.9	13.3	1.6	—	16.8

Total liabilities	1,589.2	491.3	102.6	(116.5)	2,066.6
Minority interests	—	—	0.5	—	0.5
Stockholder’s equity (deficiency)	241.6	1,344.1	93.3	(1,792.2)	(113.2)

Total liabilities and stockholder’s equity (deficiency)	$1,830.8	$1,835.4	$196.4	$(1,908.7)	$1,953.9

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(In millions)

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$27.3	$66.1	$20.0	$—	$113.4
Restricted cash	—	22.1	6.1	—	28.2
Investments	—	0.4	—	—	0.4
Receivables, net	—	36.1	25.4	—	61.5
Receivables from related parties	1.0	12.6	0.1	—	13.7
Profit-sharing receivables from insurance carriers	—	62.7	—	—	62.7
Prepaid commissions	—	37.7	3.0	—	40.7
Other current assets	—	29.9	8.7	—	38.6

Total current assets	28.3	267.6	63.3	—	359.2
Property and equipment, net	—	99.5	8.2	—	107.7
Contract rights and list fees, net	—	1.8	—	—	1.8
Goodwill	—	352.5	13.7	—	366.2
Other intangibles, net	—	1,224.6	93.2	—	1,317.8
Investment subsidiaries	1,792.2	—	—	(1,792.2)	—
Intercompany receivables	—	4.6	—	(4.6)	—
Other non-current assets	38.4	4.0	4.9	—	47.3

Total assets	$1,858.9	$1,954.6	$183.3	$(1,796.8)	$2,200.0

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$20.0	$0.4	$—	$—	$20.4
Accounts payable and accrued expenses	23.9	210.6	42.0	—	276.5
Payables to related parties	—	2.5	0.6	—	3.1
Deferred revenue	—	141.5	7.1	—	148.6
Deferred income taxes	—	0.2	2.3	—	2.5
Income taxes payable	—	0.3	0.5	—	0.8

Total current liabilities	43.9	355.5	52.5	—	451.9
Long-term debt	1,470.1	0.5	—	—	1,470.6
Deferred income taxes	—	1.3	26.5	—	27.8
Deferred revenue	—	6.2	1.4	—	7.6
Intercompany payables	3.5	—	1.1	(4.6)	—
Other long-term liabilities	1.1	6.0	1.0	—	8.1

Total liabilities	1,518.6	369.5	82.5	(4.6)	1,966.0
Minority interests	—	—	0.1	—	0.1
Stockholder’s equity	340.3	1,585.1	100.7	(1,792.2)	233.9

Total liabilities and stockholder’s equity	$1,858.9	$1,954.6	$183.3	$(1,796.8)	$2,200.0

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(In millions)

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Revenues	$—	$249.4	$42.0	$—	$291.4
Expenses:	—			—
Marketing and commissions	—	124.3	14.3	—	138.6
Operating costs	—	58.8	22.6	—	81.4
General and administrative	1.2	21.5	3.7	—	26.4
Depreciation and amortization	—	99.4	7.3	—	106.7

Total expenses	1.2	304.0	47.9	—	353.1

				—
Loss from Operations	(1.2)	(54.6)	(5.9)	—	(61.7)
Interest income	0.1	1.1	0.2	—	1.4
Interest expense	(39.2)	—	(0.1)	—	(39.3)
Other expense	—	(0.1)	—	—	(0.1)

Loss Before Income Taxes and Minority Interests	(40.3)	(53.6)	(5.8)	—	(99.7)
Income tax provision (benefit)	(4.4)	5.2	(1.9)	—	(1.1)
Minority interests, net of tax	—	—	0.1	—	0.1

Net Loss	$(35.9)	$(58.8)	$(4.0)	$—	$(98.7)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In millions)

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Revenues	$—	$687.2	$114.4	$—	$801.6
Expenses:	—			—
Marketing and commissions	—	377.3	34.9	—	412.2
Operating costs	—	170.9	67.7	—	238.6
General and administrative	3.1	67.2	11.5	—	81.8
Depreciation and amortization	—	293.4	21.5	—	314.9

Total expenses	3.1	908.8	135.6	—	1,047.5

Loss from Operations	(3.1)	(221.6)	(21.2)	—	(245.9)
Interest income	0.3	3.1	0.9	—	4.3
Interest expense	(113.1)	—	(0.6)	—	(113.7)
Other expense	—	(0.1)	—	—	(0.1)

Loss Before Income Taxes and Minority Interests	(115.9)	(218.6)	(20.9)	—	(355.4)
Income tax provision (benefit)	(17.2)	22.5	(6.0)	—	(0.7)
Minority interests, net of tax	—	—	0.3	—	0.3

Net Loss	$(98.7)	$(241.1)	$(15.2)	$—	$(355.0)

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

UNAUDITED CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(In millions)

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Net Revenues	$295.5	$45.2	$340.7
Expenses:
Marketing and commissions	141.7	11.4	153.1
Operating costs	72.6	25.3	97.9
General and administrative	24.0	6.4	30.4
Gain on sale of assets	(0.5)	—	(0.5)
Depreciation and amortization	8.0	1.6	9.6

Total expenses	245.8	44.7	290.5

Income from Operations	49.7	0.5	50.2
Interest income	0.3	0.3	0.6
Interest expense	(0.1)	—	(0.1)
Other income, net	0.1	5.9	6.0

Income Before Income Taxes and Minority Interests	50.0	6.7	56.7
Provision for income taxes	18.5	0.2	18.7
Minority interests, net of tax	—	(0.2)	(0.2)

Net Income	$31.5	$6.7	$38.2

UNAUDITED CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In millions)

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Net Revenues	$869.0	$142.9	$1,011.9
Expenses:
Marketing and commissions	449.7	39.4	489.1
Operating costs	225.3	76.0	301.3
General and administrative	74.6	17.4	92.0
Gain on sale of assets	(4.7)	—	(4.7)
Depreciation and amortization	25.8	4.6	30.4

Total expenses	770.7	137.4	908.1

Income from Operations	98.3	5.5	103.8
Interest income	0.8	0.9	1.7
Interest expense	(0.5)	—	(0.5)
Other income, net	—	5.9	5.9

Income Before Income Taxes and Minority Interests	98.6	12.3	110.9
Provision for income taxes	36.4	3.6	40.0
Minority interests, net of tax	—	—	—

Net Income	$62.2	$8.7	$70.9

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In millions)

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(98.7)	$(241.1)	$(15.2)	$—	$(355.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	293.4	21.5	—	314.9
Unrealized gain on interest rate swap	(1.5)	—	—	—	(1.5)
Amortization of debt discount and issuance costs	14.4	—	—	—	14.4
Amortization of favorable and unfavorable contracts	—	3.1	(0.5)	—	2.6
Deferred income taxes	(0.2)	3.6	(10.9)	—	(7.5)
Net change in assets and liabilities:
Restricted cash	—	(3.3)	(0.1)	—	(3.4)
Receivables	—	(4.9)	(4.1)	—	(9.0)
Receivables from related parties	—	(2.2)	—	—	(2.2)
Profit-sharing receivables from insurance carriers	—	8.6	—	—	8.6
Prepaid commissions	—	(38.1)	(3.4)	—	(41.5)
Other current assets	(0.5)	3.9	2.1	—	5.5
Contract rights and list fees	—	(6.9)	—	—	(6.9)
Other non-current assets	—	(2.8)	(1.4)	—	(4.2)
Intercompany receivables and payables	110.3	(111.7)	1.4	—	—
Accounts payable and accrued expenses	16.9	(17.9)	3.3	—	2.3
Payables to related parties	—	1.8	0.1	—	1.9
Deferred revenue	—	151.9	13.3	—	165.2
Income taxes receivable and payable	—	0.4	(1.4)	—	(1.0)
Other long-term liabilities	1.6	(3.5)	(0.8)	—	(2.7)
Minority interests and other, net	—	0.4	0.1	—	0.5

Net cash provided by operating activities	42.3	34.7	4.0	—	81.0

Investing Activities
Capital expenditures	—	(17.4)	(1.0)	—	(18.4)
Restricted cash	—	—	2.1	—	2.1

Net cash provided by (used in) investing activities	—	(17.4)	1.1	—	(16.3)

Financing Activities
Principal payments on borrowings	(443.6)	(0.4)	—	—	(444.0)
Debt issuance costs	(10.9)	—	—	—	(10.9)
Proceeds from borrowings	385.7	—	—	—	385.7

Net cash used in financing activities	(68.8)	(0.4)	—	—	(69.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	2.4	—	2.4

Net increase (decrease) in cash and cash equivalents	(26.5)	16.9	7.5	—	(2.1)
Cash and cash equivalents, beginning of period	27.3	66.1	20.0	—	113.4

Cash and Cash Equivalents, End of Period	$0.8	$83.0	$27.5	$—	$111.3

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL

STATEMENTS

UNAUDITED CONDENSED COMBINING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In millions)

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Operating Activities
Net income	$62.2	$8.7	$70.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.8	4.6	30.4
Gain on sale of assets	(4.7)	—	(4.7)
Loss on disposal of property and equipment	1.6	0.3	1.9
Unrealized loss on Cendant stock	0.1	—	0.1
Deferred income taxes	59.1	(33.1)	26.0
Net change in assets and liabilities:
Restricted cash	(11.9)	(0.8)	(12.7)
Receivables	(2.6)	18.5	15.9
Profit-sharing receivables from insurance carriers	(15.5)	—	(15.5)
Prepaid commissions	22.1	0.8	22.9
Other current assets	(0.7)	17.1	16.4
Deferred acquisition costs	1.5	—	1.5
Contract rights and list fees	—	(0.6)	(0.6)
Other non-current assets	—	4.7	4.7
Accounts payable and accrued expenses	(1.9)	(10.8)	(12.7)
Deferred revenue	(69.2)	(2.1)	(71.3)
Income taxes receivable and payable	9.1	(4.8)	4.3
Other long-term liabilities	(0.2)	—	(0.2)
Minority interests and other, net	(1.4)	1.7	0.3

Net cash provided by operating activities	73.4	4.2	77.6

Investing Activities
Capital expenditures	(19.0)	(3.5)	(22.5)
Restricted cash	(0.1)	0.3	0.2

Net cash used in investing activities	(19.1)	(3.2)	(22.3)

Financing Activities
Principal payments on borrowings	(0.5)	—	(0.5)
Payment for Cendant credit agreement	(30.0)	—	(30.0)
Decrease (increase) in advances to Cendant, net	(14.1)	49.1	35.0

Net cash provided by (used in) financing activities	(44.6)	49.1	4.5

Effect of changes in exchange rates on cash and cash equivalents	—	(2.2)	(2.2)

Net increase in cash and cash equivalents	9.7	47.9	57.6
Cash and cash equivalents, beginning of period	4.4	18.1	22.5

Cash and Cash Equivalents, End of Period	$14.1	$66.0	$80.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited condensed consolidated and combined financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The MD&A is organized as follows:

•	Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2006 and 2005. This analysis is presented on both a consolidated and combined basis and on an operating segment basis.

•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2006 and 2005 and our financial condition as of September 30, 2006, as well as a discussion of our liquidity and capital resources.

•	Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our consolidated financial statements as of December 31, 2005, and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and our combined financial statements as of December 31, 2004, and for the periods from January 1, 2005 to October 16, 2005, and for years ended December 31, 2004 and 2003, included in Amendment No. 4 to our Registration Statement which was filed with, and declared effective by, the SEC on August 11, 2006, for a summary of our significant accounting policies.

Overview

Description of Business

We are a leading affinity direct marketer of value-added membership, insurance and package enhancement programs and services to consumers, with over 30 years of experience. We currently offer our programs and services worldwide through approximately 4,500 affinity partners. We utilize the brand names, customer contacts and billing vehicles of our affinity partners to market a broad portfolio of 25 core programs in approximately 200 configurations. We market to consumers using direct mail, online marketing, in-branch marketing, telemarketing and other marketing methods. Our programs provide our members and end-customers with access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement; insurance programs such as accidental death and dismemberment, hospital accident protection and hospital indemnity protection, and personal protection benefits and services such as credit monitoring and identity-theft resolution services. In addition, we have a vibrant loyalty solutions operation which administers points-based loyalty programs. We market our programs under the Affinion, Trilegiant, Affinion Benefits Group, Cims and Affinion Loyalty Group service marks.

We currently operate in four operating segments:

•	Membership Operations —designs, implements, and markets membership programs to customers of our affinity partners in North America and provides travel agency services primarily to our membership customers.

•	Insurance and Package Operations —markets accidental death and dismemberment insurance (“AD&D”) and other insurance programs to customers of our affinity partners in North America and designs and provides package enhancement programs primarily to financial institutions in North America, who, in turn, market or provide these programs to their customers.

•	International Operations —markets membership programs and package enhancement programs to customers of our affinity partners outside North America.

•	Loyalty Operations —administers points-based loyalty programs and provides enhancement benefits to credit card issuers.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership operations may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In late 2003, we began to expand the types of memberships that we offer to include memberships under monthly payment programs. In the first nine months of 2006, approximately 63% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships remain under the billing terms in which they were originated. As we replace annual memberships with monthly memberships we receive less cash at the beginning of the membership term and, therefore, have lower deferred revenue resulting in temporarily higher Segment EBITDA (as discussed under “Financial Condition, Liquidity and Capital Resources—Covenant Compliance—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below) than cash flows from operations. We believe that once monthly memberships, as a percentage of all members within the membership base, reach a constant level, Segment EBITDA and cash flows from operations will be more closely aligned.

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

In our insurance operations, we serve as an agent and third-party administrator for the marketing of AD&D and other insurance programs. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying condensed consolidated balance sheets and any changes in estimated profit sharing are periodically recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying condensed consolidated and combined statements of operations.

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

In certain circumstances, our financial affinity partners have sought to develop and market their own in-house programs, most notably programs that are analogous to our credit monitoring and identity-theft resolution services. As we have sought to maintain our market share and to continue these programs with our partners, in some circumstances we have shifted from a retail marketing arrangement to a wholesale arrangement. As a result, this trend has caused some margin compression for us, most notably in the in-bound telemarketing channel, and has accelerated the shift from retail to wholesale arrangements for our credit monitoring and identity-theft resolution services.

Internationally, our package programs have been primarily offered by some of the largest financial institutions in Europe, as well as the world. As these banks attempt to increase their own net revenues and margins, we have experienced significant price reductions from what we had previously been able to charge these institutions for our programs when our agreements come up for renewal. We expect this pricing pressure on our international package offerings to continue in the near-term and that it will cause our income from operations and Segment EBITDA for 2006 to be lower as compared to 2005.

Regulatory Environment

We are subject to federal and state regulation as well as regulation by foreign authorities in other jurisdictions. Certain regulations that govern our operations include: federal, state and foreign marketing laws; federal, state and foreign privacy laws; and federal, state and foreign insurance and consumer protection regulations. Federal regulations are primarily enforced by the Federal Trade Commission and the Federal Communication Commission. State regulations are primarily enforced by individual state attorney generals. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

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

In 2005, we developed reorganization plans for our international and North American travel agency operations based on our successful earlier integration efforts, including facility consolidation, outsourcing of our call center and other back office functions as well as eliminating redundant functions and centralizing oversight for common processes (the “2005 Reorganization”). During 2005, we incurred $8.1 million of costs as part of the 2005 Reorganization and during 2006 we expect to incur an additional $2.1 million of costs as part of the 2005 Reorganization. These costs are recorded, or will be recorded, primarily in general and administrative expense on the consolidated and combined statements of operations. As a result, we have generated, or expect to generate, approximately $11.0 million of annual cost savings, a portion of which was realized in 2005 with the majority realized in 2006. We anticipate no offsetting increases in expenses or decreases in revenues at this time as a result of these initiatives. We intend to review opportunities for further rationalization of all of our operations.

The Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (together with the related financings, the “Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), our parent company, and a warrant (fair value of $16.7 million) that is exercisable into 7.5% of the common equity of Affinion Holdings, subject to customary anti-dilution adjustments and $38.1 million of transaction related costs. On October 14, 2005, the Predecessor acquired all of the outstanding shares of common stock of TRL Group, Inc. (“TRL Group”) not owned by the Predecessor for approximately $15.7 million and the credit agreement provided by Cendant to TRL Group was terminated. Pursuant to the purchase agreement, we acquired all of the outstanding capital stock and membership interests of the Predecessor, as well as substantially all of the Predecessor’s assets and liabilities. Certain assets and liabilities of the Predecessor were retained by Cendant pursuant to the purchase agreement.

The warrant will be exercisable on or after October 17, 2009 (or earlier, if Apollo achieves certain returns on its investment). The warrant is not currently exercisable and is not expected to become exercisable within 60 days. On September 30, 2006, the exercise price of the warrant was $11.58, which reflects a $10 per share purchase price paid by Affinion Group, LLC for shares of Affinion Holdings’ common stock in connection with the Transactions, and a 5% quarterly increase. The exercise price will be increased by 5% on every three month anniversary of the closing date of the Transactions, subject to certain adjustments, and will be multiplied by 2.18 if certain dividends or distributions are made on Affinion Holdings’ common stock.

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

Results of Operations

Supplemental Data

The following table provides data for selected business segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Membership Operations:
Retail
Average Members (1) (000’s)	9,023	10,573	9,248	11,043
% Monthly Members	36.1%	30.6%	34.3%	27.7%
% Annual Members	63.9%	69.4%	65.7%	72.3%
Annualized Net Revenue Per Average Member (2)	$69.44	$64.99	$66.83	$60.10
Wholesale
Average Members (1) (3) (000’s)	3,969	3,863	3,948	3,830
Portion for service formerly retail	2,109	1,693	2,018	1,528
Retail including wholesale formerly retail	11,131	12,266	11,267	12,571
Insurance and Package Operations:
Insurance
Average Basic Insured (1) (000’s)	27,523	29,566	27,916	29,498
Average Supplemental Insured (000’s)	5,337	5,454	5,332	5,549
Annualized Net Revenue per Supplemental Insured (2)	$48.29	$43.59	$47.58	$43.93
Package
Average Members (1) (000’s)	6,763	7,477	6,943	7,596
Annualized Net Revenue Per Average Member (2)	$13.28	$13.64	$13.53	$13.71
International Operations:
Package
Average Members (1) (000’s)	15,874	20,342	16,900	20,007
Annualized Net Revenue Per Average Package Member (2)	$7.23	$6.16	$6.05	$6.69
Other Retail Membership
Average Members (1) (000’s)	2,338	2,236	2,336	2,547
Annualized Net Revenue Per Average Member (2)	$21.12	$22.93	$20.98	$20.94
New Retail Membership (4)
Average Members (1) (000’s)	115	—	76	—
Annualized Net Revenue Per Average Member (2)	$91.94	—	$84.78	—

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period (i.e. quarter or year-to-date). A member’s or insured’s, as applicable, count is removed in the period in which the member or insured, as applicable, has cancelled.

(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period (i.e. quarter or year-to-date) and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(3)	Includes 2,109,000 and 1,693,000 average members for the three months ended September 30, 2006 and 2005, respectively, and 2,018,000 and 1,528,000 average members for the nine months ended September 30, 2006 and 2005, respectively, related to wholesale programs historically offered under retail arrangements.

(4)	As a result of initiating retail marketing in our International Operations, during the second quarter of 2005 we began tracking retail joins in a manner consistent with our Membership Operations.

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

Domestic package members have declined primarily due to certain client terminations, partially offset by increases in net revenue per average member due to the introduction of higher priced programs.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table summarizes our consolidated results of operations for the three months ended September 30, 2006 and our historical combined results of operations for the three months ended September 30, 2005:

	Company	Predecessor	Increase/ (Decrease) Related to the Transactions	Increase/ (Decrease) Other
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
	(in millions)
Net revenues	$291.4	$340.7	$(50.4)	$1.1

Expenses:
Marketing and commissions	138.6	153.1	(16.7)	2.2
Operating costs	81.4	97.9	(8.0)	(8.5)
General and administrative	26.4	30.4	2.4	(6.4)
Gain on sale of assets	—	(0.5)	—	0.5
Depreciation and amortization	106.7	9.6	97.9	(0.8)

Total expenses	353.1	290.5	75.6	(13.0)

Income (loss) from operations	(61.7)	50.2	(126.0)	14.1
Interest income	1.4	0.6	—	0.8
Interest expense	(39.3)	(0.1)	39.2	—
Other income/(expense), net	(0.1)	6.0	—	(6.1)

Income (loss) before income taxes and minority interests	(99.7)	56.7	(165.2)	8.8
Income tax provision (benefit)	(1.1)	18.7	(23.6)	3.8
Minority interests, net of tax	0.1	(0.2)	—	0.3

Net income (loss)	$(98.7)	$38.2	$(141.6)	$4.7

Overview of Operating Results for the Three Months Ended September 30, 2006

The following is an overview of major changes affecting our operating results for the three months ended September 30, 2006.

Purchase accounting adjustments made in the Transactions had a significant impact on our results of operations for the three months ended September 30, 2006. These entries, which are non-cash in nature, reduced net revenues by $50.4 million and income from operations by $126.0 million. Because deferred revenues were reduced in purchase accounting, net revenues recognized for periods following the Transactions will be less than they otherwise would have been. Also, we recorded a liability in purchase accounting for the fair value of servicing our members existing at the date of the Transactions for which no revenue will be recognized in the future. Because the liability recorded in purchase accounting will be used to offset future servicing costs for such members, our operating costs will be lower for periods following the Transactions than they otherwise would have been. Also, because prepaid commissions were reduced in purchase accounting, marketing and commissions expense for periods following the Transactions will be less than they otherwise would have been. The effect of purchase accounting adjustments related to deferred revenue on our historical consolidated results of operations for the three months ended September 30, 2006 was to reduce net revenues by $45.7 million, marketing and commissions expense by $13.9 million, and operating costs by $5.8 million. Marketing and commissions expense also decreased by approximately $2.8 million related to the amortization of capitalized insurance contract rights and list fees whose fair value is now included in other intangibles, net. Amortization of existing insurance contract rights and list fees as of the consummation of the Transactions is reflected as amortization expense for the three months ended September 30, 2006. In addition, amortization of an asset from a favorable non-market contract recorded in purchase accounting reduced net revenues by $4.7 million, while the amortization of a liability from unfavorable non-market contracts reduced operating costs by $2.2 million. We recorded $97.9 million of incremental amortization expense which negatively affected results of operations.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following section provides an overview of our consolidated results of operations for the three months ended September 30, 2006 as compared to our combined results of operations for the three months ended September 30, 2005.

Net Revenues. During the three months ended September 30, 2006, we reported net revenues of $291.4 million, a decrease of $49.3 million, or 14.5% as compared to net revenues of $340.7 million in the comparable 2005 period. Approximately $45.7 million of the decrease was due to a non-cash reduction in deferred revenue recorded as part of purchase accounting related to the Transactions in 2005. Net revenues will continue to be affected in 2006 and 2007 by the reduction in deferred revenue recorded in purchase accounting. In addition, net revenues were reduced by a purchase accounting adjustment for a favorable non-market contract in the amount of $4.7 million. Net revenues excluding the impact of the Transactions increased $1.1 million primarily due to higher Loyalty and Insurance segment revenues of $8.5 million and $2.0 million, respectively, offset by a lower Membership revenue of $10.5 million. The decrease in membership revenue was due to a lower retail membership base partially offset by higher revenue per average retail member and an increase in wholesale revenues.

Marketing and Commission Expense. Marketing and commission expense decreased by $14.5 million, or 9.5%, to $138.6 million for the three months ended September 30, 2006 from $153.1 million for the three months ended September 30, 2005. Approximately $13.9 million of the decrease was the result of a reduction in commissions related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues. Capitalized contract rights and list fees in our Insurance business were previously amortized by the Predecessor in marketing expense. As part of the Transactions, existing contract rights and list fees were recorded as intangible assets and amortized to amortization expense. The amount amortized to marketing expense for the three months ended September 30, 2005 was $2.8 million. Excluding the impact of the Transactions, marketing and commission expense was $2.2 million higher due to higher new market costs, primarily in our Membership and International businesses, partially offset by lower commission costs primarily in our Membership business.

Operating Costs. Operating costs decreased by $16.5 million, or 16.9%, to $81.4 million for the three months ended September 30, 2006 from $97.9 million for the three months ended September 30, 2005. Approximately $5.8 million of this decrease was the result of an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions and a non-cash purchase accounting adjustment for the amortization of unfavorable non-market contracts which reduced operating costs by $2.2 million. Excluding the impact of the Transactions, operating costs were $8.5 million lower than 2006, primarily due to $8.1 lower product and servicing costs in our Membership and International businesses.

General and Administrative Expense. General and administrative expense decreased by $4.0 million, or 13.2%, to $26.4 million for the three months ended September 30, 2006 from $30.4 million for the three months ended September 30, 2005. Excluding the impacts of the Transactions, general and administrative costs were $6.4 million lower, primarily due to lower restructuring costs of $2.0 million and the absence of $3.8 million of general corporate overhead allocations from Cendant and Fortis litigation settlement costs of $1.4 million in the current period. Partially offsetting these decreases was a $2.4 million charge related to accrued management retention bonuses as a result of the Transactions.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $97.1 million for the three months ended September 30, 2006 to $106.7 million from $9.6 million for the three months ended September 30, 2005 primarily due to $96.6 million in amortization expense from the fair value of intangible assets resulting from the Transactions. This amortization expense is based upon an allocation of values to intangible assets and is amortized over lives ranging from 3 years to 15 years, primarily on an accelerated basis.

Interest Expense. Interest expense increased by $39.2 million to $39.3 million for the three months ended September 30, 2006 from $0.1 million for the three months ended September 30, 2005, primarily due to $39.2 million of interest expense from the various debt issuances entered into in connection with the Transactions.

Income Tax Provision (Benefit). As part of the Transactions, we made a special tax election referred to as a “338(h)(10) election” with respect to the target companies. Under the 338(h)(10) election, the target companies were deemed to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization will increase, which will reduce our cash taxes in the future and thus, further enhance our free cash flow generation. The provision for/(benefit from) income taxes decreased by $19.8 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. For the three months ended September 30, 2006 our effective tax rate of 1.1% as applied to pre-tax losses was significantly lower than our statutory tax rate of 35.0% primarily due to deferred tax valuation allowances reflected in our tax benefit. We recorded these valuation allowances as a result of our belief that the benefit of certain net deferred tax assets generated during the current period would not be realized. For the three months ended September 30, 2005 our effective rate of 33.0% was less than out statutory rate of 35%, primarily due to the mix of earnings in our foreign locations for the period, taxed at rates which are less than our statutory rate.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended September 30,
	Net Revenues				Segment EBITDA (1)
	2006	2005	Increase/ (Decrease) Related to the Transactions	Other Increase/ (Decrease)	2006	2005	Increase/ (Decrease) Related to the Transactions	Other Increase/ (Decrease)
	(in millions)
Membership operations	$145.7	$197.1	$(40.9)	$(10.5)	$11.3	$35.5	$(24.0)	$(0.2)
Insurance and package operations	89.4	87.7	(0.3)	2.0	31.0	19.8	2.4	8.8
International operations	42.0	45.2	(4.1)	0.9	1.4	2.1	(1.4)	0.7
Loyalty operations	16.1	12.7	(5.1)	8.5	2.5	2.4	(5.1)	5.2
Corporate	—	—	—	—	(1.2)	—	—	(1.2)
Eliminations	(1.8)	(2.0)	—	0.2	—	—	—	—

Total	$291.4	$340.7	$(50.4)	$1.1	45.0	59.8	(28.1)	13.3

Less: Depreciation and amortization					106.7	9.6	97.9	(0.8)

Income/(loss) from operations					$(61.7)	$50.2	$(126.0)	$14.1

(1)	See Covenant Compliance – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures below and Note 9 to the unaudited condensed consolidated and combined financial statements for a discussion on Segment EBITDA.

Membership Operations. Membership net revenues decreased by $51.4 million, or 26.1%, to $145.7 million for the three months ended September 30, 2006 as compared to $197.1 million for the three months ended September 30, 2005. The decrease was primarily attributable to a $40.9 million non-cash decrease in net revenues related to a reduction in deferred revenue recorded in purchase accounting from the Transactions. Other decreases in revenue of $10.5 million are primarily attributable to lower retail membership levels partially offset by higher net revenue per average retail member and higher wholesale revenues, including revenue from members previously in former retail programs.

Segment EBITDA decreased by $24.2 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Segment EBITDA for the three months ended September 30, 2006 was negatively affected by a $40.9 million reduction in revenue recognized related to a deferred revenue adjustment recorded in purchase accounting, offset by a reduction in commissions expense of $12.0 million related to prepaid commissions adjustment also recorded in purchase accounting. Segment EBITDA for the three months ended September 30, 2006 was positively affected by $5.6 million related to the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting. In addition, a non-cash purchase accounting adjustment for the amortization of unfavorable non-market contracts increased Segment EBITDA by $1.7 million. The impact of lower membership revenue was offset by expanded margins of the overall member base due to lower commission, product benefit and servicing costs of $10 million, including approximately $1.0 million of benefits realized from outsourcing our travel call center operations and $5.5 million of lower product and servicing costs associated with a lower membership base. Accrued management bonuses as a result of the Transactions of $2.4 million and incremental new marketing costs were partially offset by the absence of general corporate overhead charges of $2.0 million from Cendant in the prior year period.

Insurance and Package Operations. Insurance and package net revenues increased $1.7 million, or 1.9%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due to higher Insurance revenue of $4.5 million, primarily attributable to higher average premiums per insured, partially offset by $2.5 million of lower Package revenues from lower average Package members and a $0.3 million decrease in net revenues related to a reduction in deferred revenue recorded as part of purchase accounting from the Transactions.

Segment EBITDA increased by $11.2 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Capitalized contract rights and list fees were previously amortized by the Predecessor in marketing expense. As part of the Transactions, existing contract rights and list fees were recorded as intangible assets and as such amortized in amortization expense. The amount amortized to marketing expense during the three months ended September 30, 2005 was $2.8 million, thus increasing Segment EBITDA in the three month period ended September 30, 2006. Higher commission expense associated with incremental revenue offset lower marketing costs. Lower product benefit, servicing and general and administrative payroll costs of $1.2 million, combined with higher net revenues also contributed to higher segment EBITDA. General and administrative expenses were also lower for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, primarily due to the absence of litigation settlement costs from the Fortis matter which burdened the 2005 period by $1.4 million and general corporate overhead charges from Cendant of $1.4 million.

International Operations. International net revenues decreased by $3.2 million, or 7.1%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decline was primarily due to a $4.1 million non-cash reduction in deferred revenues as a result of purchase accounting adjustments from the Transactions. Increased revenue from new retail program introductions of $2.4 million and a favorable foreign currency impact of $1.8 million were offset by the lower revenues on previously renegotiated contracts of $1.7 million and lower revenues of $1.7 million from a terminated program in South Africa.

Segment EBITDA decreased by $0.7 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease was primarily due to a $2.0 million reduction in deferred revenues as a result of purchase accounting net of commissions and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of purchase accounting adjustments. Higher marketing, commission and operating costs associated with new retail programs and $1.4 million of higher travel service costs were offset by lower operating and general and administrative costs, including $3.1 million of lower restructuring costs, and the absence in the current period of $0.6 million in lower general corporate overhead charges from Cendant and $1.4 million in losses from a terminated contract in South Africa.

Loyalty Operations. Revenues from Loyalty operations increased by $3.4 million for the three months ended September 30, 2006, or 26.8%, as compared to the three months ended September 30, 2005. Loyalty and enhancement programs increased $6.1 million over the prior year period including a $3.8 million one-time benefit for a contract termination penalty. Royalty revenue of $2.3 million received from the licensing of patents to Cendant was reduced by a non cash $4.7 million purchasing accounting adjustment as this agreement was determined to have a favorable component as compared to market of $6.0 million which has been recorded as an asset in the Company’s balance sheet. In addition, a deferred revenue adjustment recorded in purchase accounting from the Transactions further reduced net revenues by $0.4 million.

Segment EBITDA increased by $0.1 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Segment EBITDA benefited from $5.2 million of higher loyalty and enhancement program contributions (including the benefit from a $3.8 million contract termination penalty) and $2.3 million of royalties received from the licensing of patents to Cendant. This increase was offset by the $5.1 million of non-cash purchase accounting adjustments described above and $0.9 million of litigation costs incurred to enforce patent rights.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2006 and our historical combined results of operations for the nine months ended September 30, 2005:

	Company	Predecessor	Increase/ (Decrease) Related to the Transactions	Increase/ (Decrease) Other
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(in millions)
Net revenues	$801.6	$1,011.9	$(203.7)	$(6.6)

Expenses:
Marketing and commissions	412.2	489.1	(61.2)	(15.7)
Operating costs	238.6	301.3	(34.1)	(28.6)
General and administrative	81.8	92.0	10.1	(20.3)
Gain on sale of assets	—	(4.7)	—	4.7
Depreciation and amortization	314.9	30.4	288.3	(3.8)

Total expenses	1,047.5	908.1	203.1	(63.7)

Income/(loss) from operations	(245.9)	103.8	(406.8)	57.1
Interest income	4.3	1.7	—	2.6
Interest expense	(113.7)	(0.5)	113.1	0.1
Other income, net	(0.1)	5.9	—	(6.0)

Income/(loss) before income taxes and minority interests	(355.4)	110.9	(519.9)	53.6
Provision for (benefit from) income taxes	(0.7)	40.0	(61.8)	21.1
Minority interests, net of tax	0.3	—	—	0.3

Net income/(loss)	$(355.0)	$70.9	$(458.1)	$32.2

Overview of Operating Results for the Nine Months Ended September 30, 2006

The following is an overview of major changes affecting our operating results for the nine months ended September 30, 2006:

Purchase accounting adjustments made in the Transactions had a significant impact on our results of operations for the nine months ended September 30, 2006. These entries, which are non-cash in nature, reduced net revenues by $203.7 million and income from operations by $406.8 million. Because deferred revenues were reduced in purchase accounting, net revenues recognized for periods following the Transactions will be less than they otherwise would have been. Also, we recorded a liability in purchase accounting for the fair value of servicing our members existing at the date of the Transactions for which no revenue will be recognized in the future. Because the liability recorded in purchase accounting will be used to offset future servicing costs for such members, our operating costs will be lower for periods following the Transactions than they otherwise would have been. Also, because prepaid commissions were reduced in purchase accounting, marketing and commissions expense for periods following the Transactions will be less than they otherwise would have been. The effect of purchase accounting adjustments related to deferred revenue on the Company’s historical consolidated results of operations for the nine months ended September 30, 2006 was to reduce net revenues by $199.0 million, marketing and commissions expense by $53.8 million, and operating costs expense by $31.9 million. Marketing and commissions expense also decreased by approximately $7.4 million related to the amortization of capitalized insurance contract rights and list fees whose fair value is now included in other intangibles, net. Amortization of existing insurance contract rights and list fees as of the consummation of the Transactions is reflected as amortization expense for the nine months ended September 30, 2006. In addition, amortization of an asset from a favorable non-market contract recorded in purchase accounting reduced net revenues by $4.7 million, while the amortization of a liability from unfavorable non-market contracts reduced operating costs by $2.2 million. We recorded $288.3 million of incremental depreciation and amortization expense which negatively affected results of operations.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following section provides an overview of our consolidated results of operations for the nine months ended September 30, 2006 as compared to our combined results of operations for the nine months ended September 30, 2005.

Net Revenues. During the nine months ended September 30, 2006, the Company reported net revenues of $801.6 million, a decrease of $210.3 million, or 20.8% as compared to net revenues of $1,011.9 million in the comparable 2005 period. Approximately $203.7 million of the decrease was due to noncash reductions in deferred revenue recorded as part of purchase accounting related to the Transactions in 2005. Net revenues will continue to be affected in 2006 and 2007 by the reduction in deferred revenue recorded in purchase accounting. Net revenues excluding the impact of the Transactions decreased by $6.6 million primarily due to lower Membership and International revenue of $17.0 million and $10.0 million, respectively, offset by higher Loyalty and Insurance revenue of $18.9 million and $1.8 million, respectively.

Marketing and Commission Expense. Marketing and commission expense decreased by $76.9 million, or 15.7%, to $412.2 million for the nine months ended September 30, 2006 from $489.1 million for the nine months ended September 30, 2005. Approximately $53.8 million of the decrease was the result of a reduction in marketing commissions related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues. Capitalized contract rights and list fees in our Insurance business were previously amortized by the Predecessor in marketing expense. As part of the Transactions, existing contract rights and list fees were recorded as intangible assets and amortized to amortization expense. The amount amortized to marketing expense for the nine months ended September 30, 2005 was $7.4 million. Marketing and commission expenses before the impact of the Transactions declined $15.7 million primarily due to lower commissions in the Membership business, with lower marketing expense in our Membership operations partially offset by higher marketing expenditures in our International and Insurance and Package operations.

Operating Costs. Operating costs decreased by $62.7 million, or 20.8%, to $238.6 million for the nine months ended September 30, 2006 from $301.3 million for the nine months ended September 30, 2005. Approximately $31.9 million of this decrease was the result of an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions and a non-cash purchase accounting adjustment for the amortization of unfavorable non-market contracts of $2.2 million. Operating costs before the impact of the Transaction declined $28.6 million primarily due to declines in our Membership and International operations of $26.8 and $6.5 million, respectively, offset by increased costs in our Loyalty operations of $6.3 million due to higher revenues. Operating cost reductions included benefits from outsourcing our travel operations of $3.4 million, lower product and servicing costs in our Membership business of $15.4 million and lower restructuring costs of $1.7 million.

General and Administrative Expense. General and administrative expense decreased by $10.2 million, or 11.1%, to $81.8 million for the nine months ended September 30, 2006 from $92.0 million for the nine months ended September 30, 2005. Excluding the impact of Transactions, general and administrative expenses declined $20.3 million primarily due to the absence in 2006 of general corporate overhead charges from Cendant of $12.2 million and litigation settlement costs from the Fortis litigation matter of $6.1 million, combined with $2.9 million of lower restructuring costs. Partially offsetting these decreases was a $10.1 million charge related to accrued management retention bonuses as a result of the Transactions.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $284.5 million for the nine months ended September 30, 2006 to $314.9 million from $30.4 million for the nine months ended September 30, 2005 due to $284.5 million in amortization expense from the fair value estimates of intangible assets resulting from the Transactions. This amortization expense is based upon an allocation of values to intangible assets and is amortized over lives ranging from 3 years to 15 years, primarily on an accelerated basis.

Interest Expense. Interest expense increased by $113.2 million to $113.7 million for the nine months ended September 30, 2006 from $0.5 million for the nine months ended September 30, 2005 primarily due to $113.1 million of interest expense from the various debt issues entered into from the Transactions.

Income Tax Provision (Benefit). As part of the Transactions, we made a special tax election referred to as a “338(h)(10) election” with respect to the target companies. Under the 338(h)(10) election, the target companies were deemed to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization will increase, which will reduce our cash taxes in the future and thus, further enhance our free cash flow generation. The provision for (benefit from) income taxes decreased by $40.7 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. For the nine months ended September 30, 2006 our effective tax rate of 0.2% as applied to pre-tax losses was significantly lower than our statutory tax rate of 35% primarily due to deferred tax valuation allowances reflected in our tax benefit. We recorded these valuation allowances as a result of our belief that the benefit of certain net deferred tax assets generated during the current period would not be realized. For the nine months ended September 30, 2005 our effective tax rate of 36.1% did not include any deferred tax valuation allowances and, therefore, our effective tax rate as applied to pre-tax income was slightly higher than our statutory rate of 35.0%, primarily due to the effects of state income taxes, net of federal benefit.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Nine Months Ended September 30,
	Net Revenues				Segment EBITDA (1)
	2006	2005	Increase/ (Decrease) Related to the Transactions	Other Increase/ (Decrease)	2006	2005	Increase/ (Decrease) Related to the Transactions	Other Increase/ (Decrease)
	(in millions)
Membership operations	$371.6	$568.0	$(178.0)	$(18.4)	$(25.0)	$48.6	$(110.3)	$36.7
Insurance and package operations	269.3	269.1	(1.1)	1.3	83.9	67.4	6.2	10.3
International operations	114.4	142.9	(18.4)	(10.1)	0.3	10.1	(8.2)	(1.6)
Loyalty operations	51.4	38.6	(6.2)	19.0	12.9	8.1	(6.2)	11.0
Corporate	—	—	—	—	(3.1)	—	—	(3.1)
Eliminations	(5.1)	(6.7)	—	1.6	—	—	—	—

Total	$801.6	$1,011.9	$(203.7)	$(6.6)	69.0	134.2	(118.5)	53.3

Less: Depreciation and amortization					314.9	30.4	288.3	(3.8)

Income (loss) from operations					$(245.9)	$103.8	$(406.8)	$57.1

(1)	See Covenant Compliance – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures below and Note 9 to the unaudited condensed consolidated and combined financial statements for a discussion on Segment EBITDA.

Membership Operations. Membership net revenues decreased by $196.4 million, or 34.6%, to $371.6 million for the nine months ended September 30, 2006 as compared to $568.0 million for the nine months ended September 30, 2005. The decrease was primarily attributable to a $178.0 million non-cash decrease in net revenues related to a reduction in deferred revenue recorded in purchase accounting from the Transactions along with a decrease due to lower retail member volumes partially offset by higher average revenues per retail member and higher wholesale revenues including revenue from programs that were formerly retail.

Segment EBITDA decreased by $73.6 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Segment EBITDA for the nine months ended September 30, 2006 was negatively affected by a $178.0 million reduction in revenue recognized related to a deferred revenue adjustment recorded in purchase accounting, offset by a reduction in commissions expense of $45.3 million related to prepaid commissions adjustment also recorded in purchase accounting. Segment EBITDA for the nine months ended September 30, 2006 was positively affected by $30.7 million related to the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting and a non-cash purchase accounting adjustment for the amortization of unfavorable non-market contracts of $1.7 million. The impact of lower Membership revenue was offset by expanded margins on the overall member base due to lower commissions, product benefit and servicing costs of $32.6 million, including approximately $3.4 million of benefits realized from outsourcing our travel call center operations and $15.4 million of lower product and servicing costs, primarily due to product and service costs associated with a lower membership base and improvements in protection product costs. Lower marketing costs and the absence in 2006 of $6.6 million of general corporate overhead charges and a $1.8 million one-time fee paid to Cendant also benefited Segment EBITDA. These positive effects were partially offset by a $10.1 million charge recorded in 2006 related to accrued management bonuses as a result of the Transactions.

Insurance and Package Operations. Insurance and package net revenues increased $0.2 million, or 0.1%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, primarily due to higher insurance revenue of $7.4 million, primarily attributable to higher average premiums per insured, offset by lower package revenues from lower average package members and a $1.1 million decrease in net revenues related to a reduction in deferred revenue recorded as part of purchase accounting from the Transactions.

Segment EBITDA increased by $16.5 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Capitalized contract rights and list fees were previously amortized by the Predecessor in marketing expense. As part of the Transactions, existing contract rights and list fees were recorded as intangible assets and as such amortized in amortization expense. The amount amortized to marketing expense during the nine months ended September 30, 2005 was $7.4 million. Higher commission and marketing costs of $4.8 million were offset by lower product, servicing and employee costs of $4.7 million. Segment EDITDA also benefited by the absence in 2006 of litigation settlement costs from the Fortis matter of $6.1 million and general corporate overhead charges of $5.0 million During the nine months ended September 30, 2006, Segment EBITDA was reduced by the $1.1 million non-cash reduction in deferred revenue as a result of purchase accounting and the absence of a $4.7 million gain on sale of assets recorded in the nine months ended September 30, 2005 period resulting from a deferred payment on the Long Term Preferred Care commission rights sold as part of the 2004 Events.

International Operations. International net revenues decreased by $28.5 million, or 19.9%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decline was primarily due to an $18.4 million non-cash reduction in deferred revenues as a result of purchase accounting adjustments from the Transactions, lower international package revenues resulting from contract renewal renegotiations with certain significant affinity partners of $10.1 million, lower revenues of $1.7 million from a terminated contract in South Africa and the negative impact from the strengthening of the U.S. dollar of $1.9 million. This was partially offset by increased revenue of $5.3 million from new program introductions including our new retail offerings.

Segment EBITDA decreased by $9.8 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease was primarily due to an $8.7 million reduction in deferred revenues net of commissions and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of purchase accounting adjustments. Lower net revenues combined with higher marketing, commission and operating costs primarily associated with new retail programs and $3.1 million of higher travel service fee costs were offset by lower operating and general and administrative costs including $4.6 million of lower restructuring costs and the absence in 2006 of $1.5 million in lower general corporate overhead charges from Cendant and $1.4 million of losses from a terminated contract in South Africa.

Loyalty Operations. Revenues from Loyalty operations increased by $12.8 million for the nine months ended September 30, 2006, or 33.2%, as compared to the nine months ended September 30, 2005. Loyalty and enhancement programs increased $11.9 million over the prior year period including a $3.8 million one time benefit for a contract termination penalty. Loyalty revenue of $7.0 million received from the licensing of patents to Cendant was reduced by a $4.7 million purchase accounting adjustment as the agreement was determined to have a favorable component as compared to market which has been recorded as an asset on our balance sheet. In addition, a reduction related to a deferred revenue adjustment recorded in purchase accounting from the Transactions further reduced net revenues by $1.5 million.

Segment EBITDA benefited from $5.4 million of higher loyalty and enhancement program contributions (including the benefit from a one time $3.8 million contract termination penalty) and $7.0 million received from the licensing of patents to Cendant. This revenue was offset by the $6.2 million of purchase accounting adjustments described below and $1.4 million of litigation costs incurred to enforce patent rights.

Financial Condition, Liquidity and Capital Resources

Financial Condition - September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005	Increase/ (Decrease) Change
	(in millions)
Total assets	$1,953.9	$2,200.0	$(246.1)
Total liabilities	2,066.6	1,966.0	100.6
Total stockholder’s equity (deficiency)	(113.2)	233.9	(347.1)

Total assets decreased approximately $246.1 million due to (i) a decrease in intangible assets of $244.4 million, due to amortization expense of $284.5 million, partially offset by increases resulting from purchase accounting adjustments of $40.0 million (the intangible assets were acquired as a result of the Transactions – see Notes 1 and 2 to our Unaudited Consolidated and Combined Financial Statements), (ii) a decrease of $50.8 million due to a change in valuation (see Note 2 to our Unaudited Consolidated and Combined Financial Statements), (iii) a decrease in other current assets of $5.2 million resulting from collections of miscellaneous receivables and a reduction in membership materials, (iv) a decrease in cash and cash equivalents of $2.1 million (see “Liquidity and Capital Resources – Cash Flows”), (v) a decrease in profit share receivable from insurance carriers of $2.8 million as a result of $42.2 million in payments received, offset by new receivables and (vi) a decrease in property and equipment of $10.5 million due to current depreciation exceeding capital expenditures. These decreases were partially offset by (i) an increase in trade accounts receivable of $12.3 million due to timing of receipts, (ii) an increase of $2.2 million in receivables from related parties also due to timing of receipts, (iii) an increase in contract rights and list fees of $6.3 million relating to contract requirements and (iv) an increase in prepaid commissions resulting from the increase in deferred revenue discussed below.

Total liabilities increased $100.6 million due to (i) an increase in deferred revenue of $142.6 million, (ii) an increase in accounts payable and accrued expenses of $6.5 million and (iii) the establishment of a $14.3 million liability for non-market contracts. These increase were offset by $60.0 million of voluntary prepayments of the term loan. As a result of the purchase accounting valuation in relation to the Transactions, the deferred revenue balance at acquisition was reduced as was the related prepaid commission. As new members join our annual membership programs and existing members renew their annual memberships, deferred revenue and prepaid commissions will increase. The increase in accounts payable and accrued expenses resulted from the increase in accrued interest and other payables of $31.0 million due to the timing of interest, vendor and employee payments. This increase was partially offset by the $25 million reduction of the liability established in purchase accounting for the estimated cost to service members who were enrolled in our programs at the date of the Transactions but will not result in future revenue.

Total stockholder’s equity decreased by approximately $347.1 million primarily due to a net loss of $355.0 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand and cash generated through operating and financing activities. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the indebtedness incurred in connection with the Transactions. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months.

Cash Flows – Nine Months Ended September 30, 2006 and 2005

At September 30, 2006, we had $111.3 million of cash and cash equivalents on hand, an increase of $31.2 million from $80.1 million at September 30, 2005. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	The Company	The Predecessor	Change
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(in millions)
Cash provided by (used in):
Operating activities	$81.0	$77.6	$3.4
Investing activities	(16.3)	(22.3)	6.0
Financing activities	(69.2)	4.5	(73.7)
Effects of exchange rate changes	2.4	(2.2)	4.6

Net change in cash and cash equivalents	$(2.1)	$57.6	(59.7)

Operating Activities

During the nine months ended September 30, 2006, we generated $3.4 million more cash from operating activities in comparison with the same period in 2005. Income from operations, excluding the non-cash impacts of purchase accounting, increased $57.1 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 (see “Results of Operations”). As monthly memberships begin to reach a stable level as a percentage of all active members within the membership base, the change in deferred revenue net of prepaid commissions (before purchase accounting impacts) has significantly decreased resulting in increased cash flow from operations of approximately $27.4 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was offset by increased interest payments of $83.1 million. Due to the indebtedness incurred in connection with the Transactions, we have increased our interest payment commitments (see “Contractual Obligations and Commitments”).

Investing Activities

We used $6.0 million less cash in investing activities during the nine months ended September 30, 2006 as compared with the same period in 2005. Our restricted cash requirements in the international operations were $2.1 million less in 2006 as compared to 2005. We also used $4.1 million less cash for capital expenditures in 2006 as compared to 2005.

Financing Activities

We generated $73.7 million less cash from financing activities during 2006 compared with 2005. During the nine months ended September 30, 2006, we made $60 million in voluntary prepayments of the term loan while during the same period in 2005 we repaid $30 million in borrowings under a Cendant credit agreement. During the first nine months of 2005, we received $35.0 million in advances from Cendant. In connection with the refinancing of our senior subordinated bridge loan with the proceeds from the offering of senior subordinated notes and additional senior notes (see “Credit Facilities and Long-Term Debt”) we incurred $10.9 million of financing costs. At September 30, 2006, we have $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million letters of credit). See Note 4 to the Unaudited Consolidated and Combined Financial Statements.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt, which will significantly increase our interest expense in future periods. As of September 30, 2006, we had $1.4 billion in indebtedness. Payments required to service this indebtedness will substantially increase our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $80 million in principal prepayments that we made as of September 30, 2006) and a revolving credit facility in an aggregate amount of up to $100 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At September 30, 2006, we had $302.0 million outstanding under the senior notes, $780.0 million outstanding under the term loan facility, $350.7 million outstanding under the senior subordinated notes and $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million letters of credit).

Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. The senior secured credit facility also generally requires us to prepay borrowings under the term loan with proceeds from asset dispositions, excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future. The remaining balance of the term loan is due and payable in full in 2012. The revolving credit facility is available until 2011. The term loan provides, at our option, for interest rates of a) adjusted LIBOR plus 2.75% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.75%. The revolving credit facility provides, at our option, for interest rates of adjusted LIBOR plus 2.75% or ABR, plus 1.75% subject to downward adjustment based on our senior secured bank leverage ratio, as set forth in the agreement governing the revolving credit facility.

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

On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of senior notes at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under our senior subordinated bridge loan facility, plus accrued interest, and to pay fees and expenses associated with such issuance. These senior notes were issued as additional notes under the senior notes indenture dated October 17, 2005, and, together with the $270.0 million of senior notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. As of November 13, 2006, the aggregate principal amount outstanding of our senior notes is $304.0 million.

Covenant Compliance

Our credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.45 to 1.0 at September 30, 2006. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 7.5 to 1.0 at September 30, 2006. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our senior notes indenture, credit facility, and senior subordinated notes indenture. Under our indenture governing the senior notes and our indenture governing the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness so long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, our cash flow allowed us to make four voluntary $20 million principal prepayments of the term loan on November 17, 2005, March 17, 2006, May 15, 2006 and August 14, 2006 and one voluntary $25 million principal prepayment on November 13, 2006. The Company has classified $75.0 million (including the $25.0 million November 13, 2006 prepayment) of the term loan as current portion of long-term debt as it intends to make additional voluntary prepayments within the twelve month period commencing October 1, 2006.

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

Set forth below is a reconciliation of our net income/(loss) for the twelve months ended September 30, 2006 to Segment EBITDA and Adjusted EBITDA as required by our credit facility agreement.

	The Predecessor	The Company	Total
	For the Period October 1, 2005 to October 16, 2005	For the Period October 17, 2005 to September 30, 2006	Twelve Months Ended September 30, 2006
		(in millions)
Net income (loss)	$(20.8)	$(491.3)	$(512.1)
Interest (income) expense, net	(0.2)	140.0	139.8
Provision for (benefit from) income taxes	(11.1)	(0.7)	(11.8)
Minority interests, net of tax	—	0.4	0.4
Other (income) expense, net	—	0.1	0.1
Depreciation and amortization	1.9	399.4	401.3

Segment EBITDA	$(30.2)	$47.9	17.7

Effect of the Transactions, reorganizations and non-recurring gains (a)			228.6
Certain legal costs (b)			10.5
Net cost savings (c)			9.9
Other, net (d)			6.7

Adjusted EBITDA			$273.4

Interest coverage ratio (e)			2.04
Consolidated leverage ratio (f)			4.92

(a)	Effect of the Transactions, reorganizations and non-recurring gains—eliminates the effects of the Transactions, prior business reorganizations and non-recurring gains.

(b)	Certain legal costs—represents legal costs for certain litigation matters.

(c)	Net cost savings—represents: (i) the elimination of general corporate overhead allocations from Cendant and historical long-term incentive compensation charges, net of estimated incremental stand-alone costs, (ii) the inclusion of anticipated cost savings from the 2005 Reorganization in the amount of $2.9 million for the twelve months ended September 30, 2006 and (iii) the elimination of costs associated with facilities closure and severance incurred in 2005.

(d)	Other, net—represents: (i) net changes in other reserves in 2005, (ii) changing the Predecessor’s historical accounting policy for insurance program marketing costs to our policy of expensing such costs as incurred, (iii) changes in contractual arrangements between us and Cendant as if such contractual terms were in place for all periods presented, (iv) and the elimination of certain non-recurring costs.

(e)	The interest coverage ratio is defined in our senior secured credit facilities (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.45 to 1.0 at September 30, 2006.

(f)	The consolidated leverage ratio is defined in our senior secured credit facilities (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 7.5 to 1.0 at September 30, 2006.

Historically we relied on certain operational resources of Cendant (including tax advisory services, treasury and cash management, risk management, internal audit functions, employee benefits and business insurance). Historically, we were allocated general corporate overhead from Cendant ($15.3 million in 2002, $13.2 million in 2003 and $13.7 million in 2004) which costs are reflected in the combined financial statements included elsewhere herein. The Predecessor believed the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for management to estimate for all historical periods presented, the actual level of expenses that might have been incurred had the Predecessor been operating as an independent company. However, we believe that these general corporate overhead allocations costs do not represent our on-going costs of doing business as a stand-alone entity following the Transactions based on our current operating model. For purposes of computing Adjusted EBITDA, we eliminated the historical cost allocations and included management’s estimate of incremental stand-alone costs of $2.5 million. The stand-alone costs estimate does not necessarily reflect what stand-alone cost would have been for the Predecessor in prior periods. In computing Adjusted EBITDA for all periods prior to the Transactions we have used the $2.5 million stand-alone cost estimate as required by the credit agreement and the indentures. This assessment of stand-alone costs following the Transactions is based on preliminary estimates and we may incur costs in excess of those we currently anticipate. In addition, our employees have historically participated in certain long-term incentive programs sponsored by Cendant and TRL Group.

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

Interest Rate Swap

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap was $300 million at September 30, 2006 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. The purpose of the swap is to maintain our fixed/variable ratio within policy guidelines. The interest rate swap is recorded at fair value either as an asset or liability. The swap is not designated as a hedging instrument and therefore changes in the fair value are recognized currently in earnings in the accompanying condensed consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2006.

	2006	2007	2008	2009	2010	2011 and Thereafter	Total	Fair Value At September 30, 2006
	(in millions)
Fixed rate debt (c)	—	—	—	—	—	$659.5	$659.5	$652.6
Average interest rate	11.04%	11.04%	11.04%	11.04%	11.04%
Variable rate debt	$25.0	$50.0	—	—	—	$705.0	$780.0	$780.0
Average interest rate (a)	8.18%	8.18%	8.18%	8.18%	8.18%
Variable to fixed-interest rate swap (b)								$(0.7)
Average pay rate	4.91%	4.84%	4.86%	4.93%	4.97%
Average receive rate	5.37%	5.09%	4.78%	4.88%	4.99%

(a)	Average interest rate is based on rates in effect at September 30, 2006

(b)	The fair value of the interest rate swap is included in other current assets at September 30, 2006

(c)	The variable rate senior subordinated bridge loan facility of $383.6 million was refinanced in two separate offerings: $355.5 million of our fixed rate 11 1/2% senior subordinated notes effective April 26, 2006 maturing on October 15, 2015, and $34.0 million of our fixed rate 10 1/8% senior notes effective May 3, 2006 maturing on October 15, 2013.

Neither we nor our Predecessor used derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject the Company and its Predecessor to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of September 30, 2006, there were no significant concentrations of credit risk. Receivables and profit share receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Control and Procedures. The Company, under the direction of the Chief Executive Officer and the Interim Chief Financial Officer, has established disclosure controls and procedures (“Disclosure Controls”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Disclosure Controls are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that our Disclosure Controls or our “internal controls over financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding the foregoing, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that as of September 30, 2006, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1a.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Registration Statement.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.24	Separation Agreement, dated as of July 5, 2006, between Affinion Group, Inc., Affinion Group Holdings, Inc. and Maureen E. O’Connell (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 333-133895) as filed with the SEC on July 11, 2006).

10.25	Amendment to Employment Agreement, dated as of August 28, 2006, between Affinion Group LLC, Affinion International Holding Limited and Robert G. Rooney (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 333-133895) as filed with the SEC on August 29, 2006).

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.

Date: November 13, 2006	By:	/s/ Robert G. Rooney
Robert G. Rooney
Executive Vice President and Interim Chief Financial Officer