Form 10-K
period 2006-12-31
Affinion Group, Inc.
filed 2007-03-23
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on December 31, 2006 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 20, 2007 was 100.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Unless the context otherwise requires or indicates, (i) all references to “Affinion,” the “Company,” “we,” “our” and “us” refer to Affinion Group, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis after giving effect to the consummation on October 17, 2005 of the acquisition (the “Acquisition”) by Affinion Group, Inc. of Affinion Group, LLC (known as Cendant Marketing Group, LLC prior to the consummation of the Acquisition) (“AGLLC”) and Affinion International Holdings Limited (known as Cendant International Holdings Limited prior to the consummation of the Acquisition) (“AIH”) and the other transactions described in this Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Transactions,” but for periods prior to the Acquisition, refer to the historical operations of Cendant Marketing Services Division (a division of Cendant Corporation) (the “Predecessor”) that we acquired in the Acquisition, (ii) all references to “Holdings” refer to our parent company, Affinion Group Holdings, Inc., a Delaware corporation, (iii) all references to “Cendant Corporation” and “Cendant” refer to Cendant Corporation, which changed its name to Avis Budget Group in August 2006, and its consolidated subsidiaries, particularly in the context of its business and operations prior to, and in connection with, our separation from Cendant and (iv) all references to “fiscal year” are to the twelve months ended December 31 of the year referenced. In addition, a glossary of terms used in this Report to describe our business has been provided. See “Glossary.”

Item 1.	Business.

Our Company

We are a leading affinity direct marketer of value-added membership, insurance and package enhancement programs and services to consumers, with over 30 years of experience. We offer our programs and services worldwide through more than 5,200 affinity partners as of December 31, 2006. Our diversified base of affinity partners includes leading companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and Internet. We market to consumers using direct mail, online marketing, in-branch marketing, telemarketing and other marketing methods. We generate predictable revenues and cash flows because of our large base of existing customers, which accounts for the majority of our near-term cash flow, and the fact that customer retention and renewals generally follow well-established patterns. We also have a loyalty solutions operation which administers points-based loyalty programs. As of December 31, 2006, we had approximately 70 million members and end-customers worldwide and approximately 2,900 employees in the U.S. and 10 countries, primarily in Europe. For the year ended December 31, 2006, we had net revenues of $1.1 billion, Adjusted EBITDA (as defined on page 60) of $264.0 million and a net loss of $438.2 million. For the years ended December 31, 2006 and 2005 (on a pro forma basis), we derived approximately 64% and 59%, respectively, of our net revenues from members and end-customers through marketing and servicing agreements with 10 of our affinity partners.

We utilize the brand names, customer contacts and billing vehicles of our affinity partners to market a broad portfolio of 30 core programs in approximately 225 configurations. Our core programs include PrivacyGuard (a credit monitoring and identity-theft resolution service), accidental death and dismemberment insurance (“AD&D”), Hotline and Payment Card Protection (credit card registration services), Travelers Advantage (discount travel services), as well as various checking account and credit card enhancement programs. Affinity partners value our services because we strengthen their relationships with their customers, promote their brands and provide them with incremental revenue while adhering to high standards in consumer privacy and protection. We provide our affinity partners with a broad scale of operations and wide breadth of programs and services, as well as a high level of analytical marketing expertise that results in more profitable marketing campaigns. We also allow our affinity partners to choose the extent to which they are involved in the acquisition and retention of customers. The customized options offered to our affinity partners range from a wholesale arrangement, in which they are largely responsible for customer acquisition, to a retail arrangement, where we are solely responsible. In addition, we have strong relationships with third-party vendors, such as call center providers, insurance underwriters and credit bureaus, who provide many elements of our programs and services to our members and end-customers, such as merchandise fulfillment and insurance underwriting.

We have developed a rigorous marketing approach, including powerful models and proprietary databases that analyze, by program, historical marketing performance data, customer preferences and historical usage and response rates. Our approach allows us to leverage the experience we have gained from our extensive marketing history, including more than 57,000 marketing campaigns conducted over the last decade. We design, customize and manage marketing campaigns which utilize multiple media and product offerings for each affinity partner. In addition, we use our data analytics capabilities to target minimum return thresholds tailored to each of our marketing campaigns. Based on sophisticated statistical analyses, our predictive models are designed to accurately forecast response rates, revenue generation and profitability potential of a prospective campaign. Our disciplined analytical approach allows us to target marketing opportunities with the most promising return potential and to provide our affinity partners with reports that measure individual campaign performance.

We operate our business through the following operating segments:

•

Membership Operations (47.7% of 2006 net revenues) – Our membership operations in the U.S. are operated through Trilegiant, which designs, implements, and markets membership programs to customers of our affinity partners. We believe we are the leader in the U.S. affinity membership marketing industry with approximately 12.5 million members as of December 31, 2006. For an annual or monthly membership fee, we provide members with access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement; as well as personal protection benefits and value-added services including credit monitoring and identity-theft resolution services. Our membership programs include PrivacyGuard (a credit monitoring and identity-theft resolution service), Travelers Advantage (a discount travel service) and Shoppers Advantage (a discount shopping service), among many others. Our affinity partners, such as financial institutions, retailers and other consumer-oriented companies, offer individual membership programs to their customers as an enhancement to, or in connection with, their use of credit and/or debit cards, checking accounts, mortgage loans or other financial payment vehicles.

In general, membership services are offered under a retail arrangement in which membership fees are paid to us, and, in turn, we pay commissions on such fees to our affinity partners. Generally, we pay these commissions on both new members and their subsequent renewals. We also offer our services under a wholesale arrangement, which is a growing component of our operations, whereby our affinity partners market our programs and services and collect membership fees, and in return pay us administration and participant fees. We partner with a large number of third-party vendors to provide fulfillment of many elements of our diverse membership programs. For example, fulfillment of products purchased via our shopping-related programs is undertaken through a direct-ship network of over 200 vendors which we manage without taking ownership or physical possession of the products.

•

Insurance and Package Operations (32.2% of 2006 net revenues) – Our insurance and package enhancement operations in the U.S. are operated through Affinion Benefits Group, Inc. (formerly known as Progeny Marketing Innovations Inc.) (“ABG”). We believe we are a leading direct marketer of AD&D in the U.S. with over 32 million end-customers. We serve as an agent and third-party administrator for the marketing of AD&D and other insurance programs, and market private-label insurance programs to the customers of our affinity partners, typically financial institutions, primarily through direct mail. Our affinity partners use insurance programs to help improve customer loyalty, affinity and retention by offering a base level of AD&D at no cost to their customers and to generate incremental fee income from customers who choose to increase their coverage by purchasing supplemental insurance. We use retail arrangements with our affinity partners when we market our insurance programs to their customers.

We believe we are the largest distributor of checking account package enhancement programs in the U.S. with over 2,400 financial institutions and approximately 6.5 million end-customers as of December 31, 2006. We provide our affinity partners with a portfolio of more than 45 benefits in such areas as travel and shopping discounts, insurance and identity-theft resolution. Our affinity partners select a customized package of these programs and services to which they frequently then add their own services (e.g., unlimited check writing privileges, personalized checks, cashiers’ or travelers’ checks without issue charges). We design and provide package enhancement programs for financial institutions in order to improve their customer retention rates and generate additional fee income. Package enhancement programs, which are typically marketed in-branch by our affinity partners’ employees, are generally offered on a wholesale basis in which we earn up-front fees for implementing the package enhancement program and monthly fees based on the number of customers participating in the program.

•

International Operations (14.2% of 2006 net revenues) – Our international membership and package enhancement operations are operated primarily in Europe through Affinion International (formerly known as Cims). We believe we are the largest marketer of membership programs and package enhancement programs in Europe, with approximately 2.6 million members and 16.2 million end-customers as of December 31, 2006. In addition to our existing traditional international membership program offerings, we recently introduced a wider range of membership programs more comparable to those that we offer in the U.S. International membership services and package enhancement programs are offered under retail and wholesale arrangements comparable to those in the U.S.

•

Loyalty Operations (5.9% of 2006 net revenues) – Our loyalty operations are operated through Affinion Loyalty Group, Inc. (“ALG”) (formerly known as Trilegiant Loyalty Solutions). We believe we are a leader in online points redemption and administrative services and currently manage approximately 438 billion points for our customers with an estimated redemption value of over $4.4 billion, which reflects the addition of a major new program launched by an existing client in January 2007. We monitor and track the number of points issued as a leading indicator of the loyalty program’s customer appeal since points have a direct correlation to the usage of our client’s products. We track customer redemption behavior and focus our energy on delivering redemption options that are most popular with consumers. ALG derives approximately 10% of its revenues from fees and commissions generated from the redemption of points by the customers in those loyalty programs under its administration. We typically charge clients a per-member and/or a per-activity administrative fee for our services and do not retain any points-related liabilities. We also provide benefit enhancements, such as travel insurance, accident and collision damage waiver insurance and concierge services, to credit card issuers. We currently work with over 85 clients on their loyalty and enhancement products, including leading financial institutions, brokerage houses, premier hotels, timeshares and other travel-related companies.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segment Results” and Note 21 to our consolidated and combined financial statements included elsewhere herein for additional financial information about these segments.

Competitive Strengths

Global Leader in a Growing Industry. We are a leading affinity direct marketer of value-added membership, insurance and package enhancement programs and services with over 70 million members and end-customers worldwide and a network of more than 5,200 affinity partners as of December 31, 2006. Our leadership position in the growing affinity direct marketing industry is due to our more than 30-year track record, our experience from over 57,000 marketing campaigns conducted over the last decade and our core strengths in the areas of multi-media marketing, data analytics, customer service, and operations. We also believe our portfolio of programs and benefits is the broadest in the industry. We have 25 core membership programs, 5 core insurance programs, loyalty programs and more than 45 core benefits for our package enhancement programs, all of which are offered in approximately 225 different configurations to satisfy a wide range of consumer trends and fulfillment needs across industries.

Proven Business Model Generates Predictable Financial Results with Significant Future Revenue Streams. Our business model includes planning new marketing initiatives based on predicted response and attrition rates, as well as other variables (such as product and servicing costs) drawn from in-depth analysis of our prior marketing campaigns. We are able to forecast the likely future range of results of our current and future marketing campaigns because the results of our marketing campaigns generally follow well-established patterns. Consequently, we are able to optimize the allocation of our marketing spend to the most profitable opportunities. Further, as our marketing campaigns generate revenues and cash flows over a number of years, our existing customer base (acquired from previous marketing campaigns for which we have already incurred the up-front marketing expense) produces highly predictable financial results as customer retention and related revenues and cash flows generally follow well-established patterns.

Flexible Operating Model Focused on Free Cash Flow Generation. We believe that our operating model will generate significant free cash flow (defined as cash provided by operating activities less capital expenditures and required debt service payments) as a result of our low capital expenditure requirements and variable cost structure. For example, 2006 capital expenditures represented less than 3% of 2006 net revenues. Our operating model is also highly scalable, allowing us to expand our business without significant additional fixed costs. As a result of our previous outsourcing of certain less critical functions such as data capture and call center operations, we were able to migrate to a more variable cost structure and are continuing to work to optimize our outsourced relationships. In addition to the ongoing integration of our international and travel agency operations, during 2004 and 2005, we integrated our domestic membership and insurance and package operations. As part of the Transactions, we made a special tax election referred to as a “338(h)(10) election” with respect to the target companies. Under the 338(h)(10) the target companies were deemed to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization increased, which will reduce our cash taxes in the future and thus, further enhance our free cash flow generation.

Strong, Long-Term Relationships with Diverse Affinity Partners. We have cultivated strong long-term relationships with our affinity partners who are in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities, Internet and other media. Our affinity partners value their relationship with us because it allows them to leverage our scale of operations and high level of analytical marketing expertise to generate incremental revenue without significant investment. Our relationships include 18 of the top 20 U.S. credit card issuers, 17 of the top 20 U.S. debit card issuers, 6 of the top 14 U.S. retail card issuers, 3 of the top 6 U.S. oil card issuers, 7 of the top 10 U.S. mortgage companies and 12 of the top 20 European retail banks. As the brand names and reputations of our affinity partners are crucial to their future success, they are very selective with regard to the use of their brand names. Due to the long-term relationships that we have with many of our affinity partners, we have built a level of trust that we believe would be difficult for our competitors or new entrants to the market to replicate. As a result, many of our key distribution partners have been with us for more than ten years.

Disciplined Marketing Approach Driven by Models and Proprietary Databases. We have over 30 years of experience in creating, executing and refining marketing programs with our affinity partners. Our marketing approach employs models and proprietary databases containing preferences and response rates for our products, as well as detailed performance and profitability data. This approach allows us to leverage historical information to design, customize and manage a large number of individual marketing campaigns across multiple media and product offerings tailored to each affinity partner. Furthermore, we believe that our database of customer contacts is the largest in the affinity direct marketing industry and that it enhances our ability to maximize the return on our marketing spend.

Leading Loyalty Solutions Platform. Through ALG, we currently manage approximately 438 billion points for our customers with an estimated redemption value of over $4.4 billion, which reflects the addition of a major new program launched by an existing client in January 2007. We have helped our clients manage points liabilities of loyalty programs for over 10 years. Loyalty programs reward customers with points that may be redeemable for, among other things, air travel, gift cards and merchandise. In order to help our clients manage the points liability of these programs, we strategize with our clients to develop redemption options that maximize the balance between perceived value and the actual cost of the reward. In addition, since we source many of the redemption items ourselves, we work with our clients to promote and drive redemption activity to those rewards that ensure mutual profitability. We believe we are well positioned in this business due to our scale, leading technical capabilities and experience in assisting companies to manage their points liabilities, which are vital to companies seeking to differentiate their programs and enhance their efficiency and profitability. These attributes, combined with the fact that it is expensive, as well as technically difficult for our customers to switch administrators once a loyalty solutions platform is operational, result in high customer retention rates. While we manage points with an estimated redemption value of over $4.4 billion, we do not retain any liability related to the redemption of points.

Committed and Experienced Management Team. Our senior management team has extensive experience in the direct marketing industry. The top 12 members of the team average more than 8 years of experience in the direct marketing industry. This extensive industry experience is combined with a proven operational track record and strong relationships with key decision-makers at our affinity partners. Our experienced management team has led the successful integration, which began in early 2004, of our membership, insurance and package enhancement, international and loyalty solutions operations, and our management remains committed to maintaining our market leadership position in the industry and continuing to increase our earnings and cash flows.

Business Strategy

Our strategy is to maintain and enhance our position as a leading global affinity direct marketer by providing valuable, high quality and affordable programs and services that reinforce the relationship between the customer and our affinity partners and to focus on attractive opportunities which would increase our growth and cash flows.

Focus on Increasing Profitability. The continuing integration of our operations will enable us to further optimize the allocation of our marketing spend across all of our operations and geographic regions in order to maximize the returns on each marketing campaign and, therefore, our overall long-term profitability. In addition, we expect that an expansion of our range of hybrid or bundled programs, such as premium versions of membership programs and combinations of membership and insurance programs, will increase our profitability as these programs generate higher revenues and margins. In addition, the ongoing shift of members from annual to monthly billing programs will continue to increase revenue per customer as annualized monthly membership fees are typically higher than annual membership fees. While increasing our revenues per customer, we also expect to increase our profitability by minimizing operating costs through operational efficiencies and capitalizing on the benefits of outsourcing and a more variable cost structure.

Continue to Execute Our Online Strategy for Customer Acquisition and Fulfillment. Since late 2003, we have pursued a strategy of leveraging the Internet for customer acquisition and fulfillment in order to capitalize on the increasing penetration and usage rates of the Internet. Our ability to attract new members, either through our affinity partners or directly, is enhanced by the fact that we target the online consumer at the moment of highest affinity – the transaction or point-of-sale. In 2004, we generated 0.4 million members via our online member acquisition programs. In 2005, we recorded over 1.1 million new members through similar programs and in 2006, we added an additional 1.5 million new members. The recognized and reputable brand names of our affinity partners assist us in attracting new members. The Internet also provides us with the opportunity to market programs directly to consumers beyond the customer bases of our affinity partners through the use of keywords on search sites as some of the most searched items on the Internet generally correlate well with the broad set of programs that we offer online such as travel, shopping and auto-related programs. In addition, the Internet will continue to enable us to significantly reduce our operating costs. For example, our online membership fulfillment costs are, on average, approximately 47% less than our regular mail fulfillment costs. We also pay lower associated commission rates to our affinity partners for new members generated via the Internet than via our offline marketing channels.

Expand Our Range of Affinity Partners. We believe there are substantial opportunities to increase our presence in the travel, cable, telecom and utilities industries, in both the U.S. and Europe. Companies in these industries are attractive candidates for our product offerings as they generally have strong brand names and extensive customer contacts and billing vehicles. Our highly customized marketing campaigns can assist these companies in attracting and retaining customers as well as generating incremental revenue.

Grow Our International Retail Operations. We believe that we are well positioned to provide our affinity partners and clients with comprehensive offerings on a global basis, particularly with our membership programs. We intend to grow our international retail membership operations by leveraging our significant U.S. experience to offer membership programs comparable to existing U.S. membership programs to European customers. We believe that the market for these kinds of membership programs is underserved in Europe and, as a result, has significant growth potential. In addition to the identity-theft resolution and credit monitoring programs launched in the U.K., our international operations continues to see promising initial results with our dining and leisure programs and our personal computer protection programs in the U.K. Interest among our affinity partners, including financial institutions and retailers, remains promising. We also intend to launch our personal computer protection and our dining and leisure programs across Europe.

Continue to Focus on New Program Development. We continually develop and test new programs to identify consumer trends that can be converted into revenue-enhancing opportunities. Our existing infrastructure, broad portfolio of benefits and extensive marketing experience enable us to develop new programs more efficiently. We introduced a number of new programs in 2005 and 2006, including a wine club that offers extensive savings on hard to find wines, a cutting-edge identity theft protection service that proactively monitors fraudulent use of members’ personally identifiable information and a comprehensive protection program that includes roadside assistance, extended warranty service, legal and tax resources and a pet locator. We believe that the programs that we are currently testing and plan to introduce in 2007 will continue our strong track record for developing new programs that increase profitability. We will also continue to create customized programs for our clients and bundle existing programs, program extensions and benefits into new packages, such as security and health care packages, to create significant incremental revenue opportunities, a practice which we have been successful in implementing in the past.

Leveraging Best Practices and Cross-Selling Opportunities. Since completing the integration of our operations, which we began in 2004, we have begun implementing best practices across our operations. We also intend to capitalize on the significant opportunities to cross-sell products across business lines and geographical regions that have been created by our business integration. By applying membership marketing best practices to our insurance business, we were able to increase our average revenue per insured. We believe that the further rationalization of our operations will also continue to generate economies of scale, including greater purchasing power with third-party vendors.

Industry Overview

Direct marketing is defined by the Direct Marketing Association (the “DMA”) as any direct communication to a consumer or business that is designed to generate a response in the form of an order. Affinity direct marketing is a subset of the larger direct marketing industry which involves direct marketing to the customers of affinity partners, such as financial institutions and retailers. In affinity direct marketing, programs, products and services are marketed either directly or indirectly, in each case using the affinity partner’s brand name, customer contacts and billing vehicles. We believe that being associated with the brand of an affinity partner provides a significant advantage over other forms of direct marketing. Affinity direct marketing provides us with access to our affinity partners’ large customer base, generally results in higher response rates as customers recognize and trust our affinity partners’ brands and provides additional credibility and validation as to the quality of the program or service we are offering. Affinity partners benefit as they are able to promote their brands while offering additional programs and services, which strengthens their relationships with their customers and generates incremental revenue for them.

The DMA estimates that overall sales in the U.S. generated by direct marketing initiatives will grow at a 6.4% compound annual growth rate from 2004 to 2009. According to the DMA, the EU represents almost 20% of the estimated global direct marketing driven estimated sales in 2007, and the EU market is expected to grow at a faster rate than the U.S. market as new members join the EU and member countries continue to integrate across economic, social and regulatory boundaries.

Industry research indicates that growth in direct marketing sales results from increasing direct marketing expenditures as well as marketers shifting their budgets from branding campaigns to direct marketing campaigns due to their increased measurability and effectiveness. Marketers with direct customer contact or with large marketing databases are expected to continue to pursue direct marketing initiatives, such as those offered by us, to increase customer penetration in an environment where attracting and retaining customers is becoming increasingly challenging. As a result, direct marketing driven sales as a percentage of total sales have been rising. Sales generated by direct mail, one of our primary marketing media, is projected by the DMA to grow at a compound annual growth rate of approximately 5.1% from 2005 through 2009 in the U.S. Online media, a growth vehicle for both the industry and our business, represents the fastest growing direct marketing medium due to the increasing use of the Internet and its significantly lower communication costs. DMA projects a compound annual growth rate of approximately 11.6% for online media from 2005 to 2009 in the U.S.

Company History

We have over 30 years of operational history. The business started with membership operations in 1973 through the formation of Comp-U-Card of America, Inc. (“CUC”). Between 1985 and 1986, CUC acquired the insurance and package enhancement operations of Financial Institution Services, Inc. and Madison Financial Corporation, both of which were formed in 1971. In 1988, CUC acquired National Card Control, Inc., which was formed in 1981 and provided loyalty solutions and package enhancement programs. The international operations were started by CUC in the early 1990s. In 1997, CUC merged with HFS Incorporated to form Cendant Corporation. The international operations were rebranded as Cendant International Membership Services after the formation of Cendant. In 2001, the U.S. membership operations were rebranded as Trilegiant and the loyalty solutions operations were rebranded as Trilegiant Loyalty Solutions. The insurance and U.S. package enhancement operations were rebranded as Progeny in 2002. In 2004, we realigned our organizational structure and began integrating the historically separate businesses in order to have a unified approach to the marketplace.

In 2005, we, along with our parent company, Holdings, entered into a purchase agreement with Cendant pursuant to which we purchased from Cendant all of the equity interests of AGLLC and all of the share capital of AIH (the “Acquisition”). See “Item 13. Certain Relationships and Related Transactions – Purchase Agreement and Ancillary Agreements to the Purchase Agreement.”

Marketing

We market our programs and services through retail and wholesale arrangements and combinations thereof. Under the retail arrangement, we market our programs to an affinity partner’s customers by using that affinity partner’s brand name, customer contacts and billing vehicles. In retail arrangements, we typically bear or share the acquisition marketing costs and the related retention cost. Under structures where we bear all or most of the acquisition marketing costs, we typically incur higher up-front marketing costs but pay lower commissions on related revenue to our affinity partners. Under structures where our affinity partners share more of the acquisition marketing costs, we typically have lower up-front acquisition marketing costs but pay higher commissions on membership and end-customer revenue to our affinity partners.

Under the wholesale arrangement, the affinity partner markets our programs and services to its customers, collects revenue each month from the customer and typically pays a monthly fee per participant. In addition, we also offer other services to our affinity partners, including enrollment, fulfillment, customer service and website development.

We utilize a variety of media to market our programs and services, including direct mail, online marketing, in-branch marketing, inbound telemarketing, outbound telemarketing and call-to-activate/voice response unit marketing. We have a full-service creative agency with expertise in utilizing all varieties of customer acquisition media with special emphasis on growing online and other higher margin media. We use a network of third-party operators for inbound and outbound telemarketing and develop all direct mail programs in-house, utilizing third parties only for limited services such as printing. In addition, we use standardized scripts and direct mail materials that are repeatedly tested and updated to ensure consistent quality and maximum effectiveness for each marketing campaign.

Direct Mail. We have developed considerable expertise in direct mail marketing, which remains our largest marketing medium in terms of new member acquisition, accounting for more than 42% of new joins globally in 2006. Our direct mail operations incorporate a variety of mailing types, including solo direct mail, detachable inserts, credit card inserts, statement inserts, promotion inserts, and other printed media. Additionally, we continually test variations of direct mail solicitations to drive higher customer response rates.

Online Marketing. We formed a dedicated Internet group for North American membership in late 2003 to market our programs and services and expand our reach online. In 2006, we recorded over 1.5 million new members through online membership acquisition programs as compared to 1.1 million in 2005 and 0.4 million new members in

2004. We are pursuing new marketing partnerships (e.g. online retailers, travel providers, and service providers), expanding relationships with traditional affinity partners via the Internet (notably financial institutions who allow us to market to their online banking customers), and marketing directly to consumers. We use click-through advertising, search and email marketing techniques to enhance our online customer acquisitions and expect to significantly increase our use of these techniques. In 2006, we expanded our online capabilities in Europe which allowed us to begin marketing online and to expand several of our offline relationships to include online marketing and product benefit delivery with several existing affinity partners.

In-Branch Marketing. In-branch marketing is the primary distribution medium for our package enhancement programs. In-branch marketing utilizes a variety of promotional and display materials at our affinity partners’ branches to create interest and drive program inquiries. Affinity partner representatives coordinate sales with the opening of new accounts. We also train affinity partners’ branch personnel in sales techniques for our programs.

Live Operator Inbound Telemarketing (“Transfer Plus” and “Customer Service Marketing”). Transfer Plus is a live-operator call transfer program which operates from affinity partner call centers, and has proven successful in converting customer service calls into revenue opportunities. In Transfer Plus, qualified callers of an affinity partner are invited to hear about a special offer, and those callers who express interest in that offer are transferred to us to hear more about the product. Customer Service Marketing is similar to Transfer Plus, however, the affinity partner’s call center agent continues with the sales process instead of transferring the call to our vendor. This program is easy to implement and we handle all training and promotions. It also provides a no-cost employee retention program for our affinity partners as agents earn cash/awards from us for every call transferred.

Outbound Telemarketing. We use extensive modeling to target calling efforts to likely responders. Calls are fully scripted, and our representatives market only to those who are interested in hearing about our programs. Our outbound telemarketing programs are designed to comply with the “Do-Not-Call” Registry and other privacy legislation.

Call-to-Activate/Voice Response Unit. When a consumer contacts an affinity partner’s call center to activate a credit or debit card, the automated voice response system offers our product while the customer is waiting for, or after the completion of, the activation. The consumer then has the opportunity to accept or decline the offer. This low-cost marketing program is easy to implement and the call-to-activate technique generates significant revenue streams.

We utilize financial models that are designed to target and predict returns over a five-year period for membership and a seven-year period for insurance programs. These models are used to determine the minimum response rate required to attain a targeted return per newly acquired member, net of attrition, given an appropriate cost of capital. Our marketing systems model individual campaigns across multiple media and product offerings utilizing extensive data, customer contacts and results of over 57,000 marketing campaigns conducted over the last decade. We typically target a minimum profitability return after all costs for all marketing campaigns for our membership and insurance operations.

Programs and Services

Membership Operations. Through our Trilegiant operations, we market various private-label club memberships and services to individuals in North America, primarily through joint marketing arrangements with our affinity partners. The membership programs offer members discounts on many brand categories along with shop-at-home convenience in such areas as retail merchandise, travel, automotive and home improvement, as well as other benefits and value-added services in the growing area of credit monitoring and identity-theft resolution services, which are intended to improve the member’s sense of security and well-being.

Our principal membership programs include:

Program	Description	Key Features

	Access and monitoring of credit report, credit score and credit history to help members manage their credit and prevent identity-theft	Access to credit data from all three credit bureaus Credit monitoring from one or all three credit bureaus Fraud resolution Identity-theft insurance

	Credit card and document registration	Cancellation / replacement of credit cards with fraud liability, sales price and return guarantee protection Emergency cash advance and airline ticket replacement

	Proactive identity theft solution to help consumers detect identity confusion and fraud	Public records management monitoring of personal data, social security number and credit cards to detect suspicious activity

	Computer and internet security protection	Virus protection Personal firewall and spam blocker Parental internet control PC repair reimbursement

	Discount travel service program offering a low-price guarantee on booking airline, hotel and car rental reservations	5% cash back; 24/7 full service travel agency

	Discount shopping program offering savings of 10%-50% off manufacturers’ suggested retail price on brand name consumer products	200% low price guarantee for 60 days; automatic 2-year warranty on most items Discount on over 50,000 items from more than 1,000 brand name manufacturers. 3.5% cash back on online orders

	Discount program with preferred prices on new cars and discounts on maintenance, tires and parts	Emergency roadside assistance for up to 3 times per year Up to 15% in service center network savings

Program	Description	Key Features

Discount program offering savings on dining, shopping, hotels, and admission to individual and family-oriented leisure activities

Coupon book with entertainment, shopping and dining savings from over 20 national partners

Clip and save coupons from national retailers and entertainment locations

Dining discount of up to 50% at over 50,000 U.S. restaurants

	Discount program offering savings on home improvement and repair	Benefits of Shoppers Advantage Discount on home-related purchases and services Approximately 47,000 pre-screened contractors 60-day low price guarantee

	Customer service that extends manufacturers’ warranties	Automatic five-year warranty extension 20%–50% repair cost protection New purchase price protection for 60-90 days

	Discounts on a variety of health-related programs and services	5%-25% discounts off fees at approximately 265,000 physician specialists 5%-40% discounts on prescriptions, dental, vision, hearing and preventive care

	Insurance coverage service for breakdowns of household systems and appliances	24-hour, 365-day coverage with repair service network of over 20,000 pre-screened service professionals

In 2006, more than 38% of our membership programs’ members joined as a result of direct mail marketing. Other forms of marketing include our growing online initiatives, as well as telemarketing, customer service marketing and call-to-activate/voice response unit marketing. In general, membership programs are offered on a retail basis in which customers pay us an annual or monthly membership fee. In return, we pay our affinity partners commissions on initial and renewal memberships based on a percentage of the membership fees. We also offer our services under wholesale arrangements in which our affinity partners incur the marketing expense and risk of campaign performance and pay us a monthly fee and other fees for the administration and fulfillment of their membership programs. While it is a relatively small component of our business at present, we expect wholesale arrangements to be an increasingly larger component of our membership operations in the future.

Insurance and Package Operations. Through our ABG operations, we market our insurance and package enhancement programs in the U.S. In our insurance operations, we serve as an agent and third-party administrator for the marketing of AD&D and other insurance programs. We offer four primary insurance programs that pertain to supplemental health or life insurance. These programs, including AD&D, represent our core insurance offerings and the majority of our annual insurance revenue.

Our principal insurance programs include:

Product	Description	Key Features

	Provides coverage for accidental death or serious injury	$1,000 initial complimentary coverage; up to $300,000 in additional coverage

	Pays cash directly to the insured if hospitalized due to a covered accident	Up to $200 per day hospitalized

	Pays cash to insured or beneficiary for hospitalization due to a covered accident or illness	Choice of $50 or $100 per day hospitalized

	Provides coverage for accidental death	Up to $1,000,000 in accidental death insurance

We market our insurance programs primarily by direct mail and otherwise by telemarketing. We typically use retail arrangements with our affinity partners when we market our insurance programs to their customers. We earn revenue in the form of commissions from premiums collected as well as from economic sharing arrangements with the insurance carriers that underwrite the policies that we market. While these economic sharing arrangements have a loss-sharing feature that would be triggered in the event that the claims made against an insurance carrier exceed the premiums collected over a specified period of time, historically, we have never had to make a payment to insurance carriers under such loss-sharing feature.

We believe we are the largest distributor of checking account package enhancement programs in the U.S. We provide our affinity partners with a portfolio of more than 45 benefits in such areas as travel and shopping discounts, insurance and identity-theft resolution to create customized package offerings for their customers. For example, a financial institution can bundle retail checking enhancements such as grocery coupon packages, medical emergency data cards, movie ticket discounts, telephone shopping services, car rental discounts, half-price hotel directories, hotel savings, dining discounts, and other benefits, with a standard checking or deposit account and market these packages to its customers for an additional monthly fee.

Product	Description	Key Features

	Package of benefits tied to customer checking accounts in the U.S.	Broad array of features includes shopping, travel, and security benefits

	Package of benefits focused on office management and business discounts	Business services and solutions

	Health savings package includes discounts on prescriptions, dental & vision care and AD&D insurance	Health-oriented programs

A customer service representative at an affinity partner’s branch site or via direct mail solicitation offers package enhancement programs to checking account, deposit account and credit card customers at the time of enrollment. We typically offer package enhancement programs, such as Enhanced Checking, under wholesale arrangements where we earn an upfront fee for implementing the package enhancement program and a monthly fee based on the number of customers participating in the program. We typically offer Small Business Solutions and Wellness Extras programs on a retail basis.

International Operations. Through our Affinion International operations, we market our membership and package enhancement program lines internationally. We believe we are the largest marketer of membership programs and package enhancement programs in Europe. These membership services and package enhancement programs are offered under retail and wholesale arrangements comparable to those in the U.S.

Our principal international membership programs include:

Product	Description	Key Features

Sentinel Card Protection	Protection for all credit and debit cards against loss or theft

Assistance services including change of address and luggage and key retrieval

Emergency services including medical, airline ticket replacement and hotel bill payment

Lost cash and wallet/ purse insurance

Privacy Guard	Access to and monitoring of credit report, credit score and credit history to help prevent identity-theft	Online and offline single bureau reporting Credit monitoring Full fraud resolution Identity-theft insurance

Leisure Time	Access to year round discounts on dining, days out and event tickets	25% discount on dining bills at over 1,000 restaurants in the U.K. 10% discount on concert and other event tickets Discounted entry to select attractions and other 2-for-1 promotions

PCProtection Plus	Online security and protection product with Identity Theft Protection	Virus protection and personal firewall software Spam Blocker and anti-spyware software Identity-theft insurance PC repair insurance for accidental and virus damage

Our principal package enhancement program, Cims Rewarding Relationships, is marketed through our financial institution affinity partners and provides a package of a broad array of benefits, including shopping, travel and security, to checking account customers in Europe. In addition to the identity-theft resolution and credit monitoring programs launched in the U.K., our international operations continues to see promising initial results with our dining and leisure programs and our personal computer protection programs in the U.K. We also intend to launch our personal computer protection and our dining and leisure programs across Europe.

Loyalty Operations. We manage loyalty solutions operations through ALG, which is a process outsourcer for points-based loyalty programs such as General Motors’ reward programs and Cendant’s Trip Rewards Program. We believe we are a leader in online points redemption as we currently manage approximately 438 billion points for our customers, which reflects the addition of a major new program launched by an existing client in January 2007. ALG’s loyalty program is a private-label, customizable, full-service rewards solution that consists of a variety of programs that are offered on a stand-alone and/or bundled basis depending on customer requirements. We typically charge a per-member and/or a per-activity administrative fee to clients for our services and do not retain any points-related liabilities.

The following table illustrates the services provided to ALG’s clients:

Service	Description
Program Design	Establishes parameters for earning, redeeming, fulfilling, communicating, and analyzing points

Program Management	Provides loyalty industry research, including consumer behavior and competitive program trends across various industries

Technology Platform	Scalable, customizable and flexible proprietary loyalty accounting and data management platform to meet partners’ needs over the life of the programs

Rewards Fulfillment

Ownership of vendor management, inventory and fulfillment of program rewards

Works directly with over 130 vendors to obtain rewards and provides loyalty partners with access to more than 21,000 available merchandise models

Points Administration	Track and maintain customer account records and customer activities upon which point awarding business rules are based

Customer Experience Management	Provides a full-service, in-house contact center as an extension of the partner’s existing contact center

Program Communications	Produces HTML-based email newsletters and surveys which increase readership and are typically less expensive than direct mail campaigns for these programs Hosts many of its partners’ loyalty websites

Performance Monitoring	Provides internal and external access to its data warehousing environment, including a dashboard of critical program performance metrics and allows for standard and ad-hoc reporting

ALG also provides credit card enhancements, such as travel insurance and concierge services. The enhancement program line, which has been offered by us for approximately 20 years, features both convenience (such as concierge service) and protection (such as travel accident insurance) programs. The programs are sold wholesale to our partners, who then provide the programs at no cost to their customers as an added value of doing business with them. Historically, these programs have been predominantly offered within the financial services industry as credit card enhancements.

Affinity Partners

We are able to market our value-added programs and services by utilizing the brand names, customer contacts and billing vehicles of our affinity partners. Our diversified base of affinity partners includes more than 5,200 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and Internet. Select partners include JPMorgan Chase, Bank of America, HSBC, Royal Bank of Scotland, Lloyds TSB, Société Générale, BarclayCard, Wells Fargo, Washington Mutual, PNC, CompUSA, Boscov’s, Choice Hotels, GMAC, Countrywide, Orbitz and Columbia House.

Our two largest affinity partners, JPMorgan Chase and Bank of America, accounted for 16.0% and 13.6%, respectively, of total revenues for the year ended December 31, 2006. The Company has over 30 individual contracts with these two affinity partners and their various divisions and subsidiaries, including acquired businesses. Typically, our agreements with our affinity partners for the marketing and servicing of our retail membership products are for fixed terms which automatically renew and may be terminated upon at least 90 days written notice. While we generally do not have continued marketing rights following the termination of any such marketing agreements, the vast majority of our marketing agreements allow us to extend or renew memberships and bill and collect associated membership fees following any termination. While we usually do not have rights to use affinity partner branding in new marketing following termination of a marketing agreement, the products we provide to members are either our standard products which do not require our affinity partner’s branding, or are co-branded products where we typically have the ability to continue to service as co-branded products. Generally, our affinity partners agree not to solicit our members for substantially similar services both during the term of our agreement and following any termination thereof.

Membership Operations. We have almost 600 affinity partners in multiple industries. Our membership affinity partners include 14 of the top 20 U.S. credit card issuers, 15 of the top 20 U.S. debit card issuers, 6 of the top 14 U.S. retail card issuers, 3 of the top 6 U.S. oil card issuers, and 7 of the top 10 U.S. mortgage companies. Some of our largest affinity partners, such as JPMorgan Chase and Bank of America, have been marketing with us for over 10 years. Customers of our largest U.S. affinity partner generated approximately 21.5% of our U.S. membership revenue in 2006. Customers of our top 10 U.S. affinity partners generated approximately 75.0% of our U.S. membership revenue in 2006.

Insurance and Package Operations. Our insurance affinity partners consist of approximately 3,800 financial institutions including national financial institutions, regional financial institutions and credit unions. Marketing to the customers of our top 10 affinity partners resulted in a total of approximately 41.6% of our gross insurance revenue in 2006. Our package enhancement affinity partners are comprised of over 2,400 national financial institutions, regional financial institutions and credit unions. Marketing to the customers of our top 10 U.S. affinity partners resulted in a total of approximately 28.7% of our U.S. package enhancement revenue in 2006. In addition, we have held the endorsement of the American Bankers Association regarding account enhancement programs in the U.S. for over 15 years.

International Operations. Our international affinity partners include some of Europe’s most prominent retail banks, including 9 of the top 20 European retail banks on the package side and 5 of the top 20 European retail banks on the membership side, including 2 that are also package clients. Additionally, we own a 50% investment in Cims South Africa Ltd., a joint venture that offers wholesale package enhancement programs in South Africa, similar to those offered in Europe.

Customers

As of December 31, 2006, we had approximately 70 million members and end-customers worldwide. We currently offer our programs and services to our consumers through our more than 5,200 affinity partners as of December 31, 2006. We market to consumers using direct mail, online marketing, in-branch marketing, telemarketing and other marketing methods.

Membership Operations. As of December 31, 2006, we had approximately 12.5 million members in the U.S. We target customers of our affinity partners who are willing to pay a fee to gain access to a multitude of discount programs or who want to improve their sense of security and well-being. Our focus is on maximizing revenue and profitability per member over a five-year period, rather than the number of active members in our programs. As a result, we continually strive to target customers that are willing to pay more for value-added products with higher margins such as consumer protection programs and services that offer peace-of-mind benefits.

Insurance and Package Operations. As of December 31, 2006, we had approximately 32.1 million insurance end-customers in the U.S. We rely on access to our affinity partners’ large customer bases to market our insurance programs. The insurance programs we market, such as AD&D, provide customers with peace of mind benefits should they suffer a serious loss or injury.

As of December 31, 2006, we had approximately 6.5 million end-customers through approximately 2,400 financial institutions in our U.S. package operations. Financial institutions utilize our package programs to increase customer affinity, increase response and retention rates, and generate additional fee income.

International Operations. As of December 31, 2006, we had approximately 16.2 million international package end-customers and approximately 2.6 million membership members in 13 countries, primarily in Europe.

Loyalty Solutions. In our ALG operations, we currently work with approximately 85 clients, who have over 60 million participants, on their loyalty and enhancement programs. These clients include leading financial institutions, brokerage houses, premier hotels, timeshares and other travel-related companies. We provide points-based loyalty programs and benefit package enhancement programs that they in turn offer to their customers. Many of the principal ALG client agreements have a term of at least two years and we typically charge a per member and/or a per activity administrative fee to clients for our services.

Third-Party Vendors

We partner with a large number of third-party vendors to provide fulfillment of many of our programs and services. Generally, our key relationships with these vendors are governed by long-term contracts. As we have a large number of vendors, we are generally not dependent on any one vendor and have alternative vendors should we need to replace an existing vendor. We believe we have very good relationships with our vendors who value their relationship with us, as we are able to provide them with access to a large customer base through our affinity partners, many of whom are leaders in their industry. In addition, because we purchase large volumes of programs and services across our various businesses, we are able to achieve significant price discounts from our vendors.

Membership Operations. We partner with a variety of third-party vendors to provide services, benefits and fulfillment for many of our membership programs. Our largest supply-side relationships in membership fulfill PrivacyGuard. Additionally, Travelers Advantage Service, Inc. (“TAS”), a full service travel agency, is the primary supplier for our Travelers Advantage program. We believe that TAS is one of the ten largest leisure travel agencies in North America.

Insurance and Package Operations. The Hartford, Inc. (“The Hartford”) is our primary carrier for the majority of our insurance programs. The Hartford is one of our largest suppliers across all divisions. Despite the strong relationship, our contractual relationship with The Hartford is non-exclusive. Other insurance underwriters that we have a contractual relationship with include American International Group and the Chubb Group.

Our package enhancement programs combine both insurance and membership programs to create a unique enhancement package that our affinity partners provide to their customers. Generally, programs include AD&D insurance and travel discounts that are supplied by our membership and insurance suppliers.

International Operations. Affinion International partners with a variety of third-party vendors to provide services, benefits, fulfillment and delivery for some of our programs and services offered to the customers of our affinity partners. Our largest supplier across the international business is RCI, a subsidiary of Cendant. RCI provides full-service travel agency services to Affinion International in a number of our markets and for a number of affinity partner relationships. In addition, Affinion International also has key supplier relationships with a third party for its benefits related to sports and entertainment events. Affinion International also uses third-party suppliers for its print and fulfillment operations.

Loyalty Operations. ALG acts as a business process outsourcer for points-based loyalty programs and provides enhancement benefits to credit card issuers. While many of the services ALG provides are supplied in-house as a result of ALG’ proprietary technology platform and program design support, third-party suppliers are used to fulfill the benefit enhancements. These benefit enhancements are supplied by our membership and insurance suppliers.

Program Development

Program development is integral to our ability to maximize value from each of our programs. In developing our programs, we focus on maximizing margins and revenue, leveraging marketplace trends and maximizing loyalty, with a continued emphasis on the needs of the consumer. Developing new programs involves the creation of test programs and feasibility studies to evaluate their potential value if implemented, as well as bundling existing programs and benefits into new packages such as SecureAll, Wellness Extras and the Elite Excursions programs. In our membership operations, we focus on improving profitability by enhancing our portfolios of products. In our insurance operations, we will introduce accident disability insurance and an enhanced term life product.

A number of new programs were introduced in 2005 and 2006, including an identity theft program focused on public information and further enhancements to our credit management and travel programs. Programs that we are testing and intend to introduce in 2007 include an enhanced version of our online identity theft product and additional benefits to our leisure programs.

Operations

Our operations group provides global operational support for marketing campaigns and business units, including management of our internal and outsourced contact centers, as well as certain key third-party relationships. The group is charged with improving cost performance across our operations, including increased outsourcing, while enhancing revenue and bottom-line profitability through increased customer satisfaction and retention.

Processing

The processing responsibilities of the operating group can be divided into (i) enrollments, (ii) fulfillment packages, (iii) billing, (iv) merchandise delivery, and (v) travel fulfillment.

Enrollments. Enrollment information is sent to us through a variety of different media, including mail, electronic file transfer from affinity partners, telemarketing vendors and the Internet. Average turnaround time from receipt to enrollment is 24 hours. On average, almost 300,000 mail enrollments are processed per month at our Trumbull, Connecticut and Franklin, Tennessee facilities and through our third-party vendor and more than 500,000 monthly electronic file transfer enrollments are sent from our telemarketing operations, which are processed in both our Trumbull, Connecticut and Franklin, Tennessee facilities. On average, more than 450,000 enrollments are processed monthly from our Affinion International European sites. Of these total enrollments, most are processed electronically. On average, approximately 125,000 enrollments are processed each month through the Internet (online).

Fulfillment Packages. Fulfillment packages, which include enrollment materials and premiums (e.g., gift cards, coupons, MP3 players) sent to customers via mail and electronically, are produced in thousands of combinations for membership, insurance and package enhancement programs. Fulfillment transactions are generally sent to the appropriate fulfillment vendor by 5 a.m. the next business day following receipt of the order for purchase. Physical fulfillment in North America is completed by our facility in Franklin, Tennessee or by outsourced vendors. Physical fulfillment in Europe is completed in five locations across Europe and totals around 12.5 million pieces per year. Approximately 95% of the pieces are completed by third-party vendors with only 5% being completed in-house by Affinion International employees. Increasingly, we use electronic delivery of membership materials and fulfillment packages, which drives further cost reductions.

Billing. We have the ability to accept a variety of different account types, including Visa (debit and credit), MasterCard (debit and credit), American Express, Discover, oil and retail company proprietary cards, mortgage loans and checking and savings accounts. Domestically, we process more than 140 million billing transactions each year for our membership, insurance and package programs. We use both generic and direct processing methods and work closely with a variety of payment processors and our affinity partners to maximize our ultimate collection rates.

Merchandise Delivery. We maintain a virtual inventory for our shopping programs of approximately 50,000 items, covering more than 1,000 brands sourced through a best-in-class direct-ship network of over 200 direct-ship vendors. We manage the process of customers purchasing these products but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered. By pooling the purchasing power of our membership programs and other programs, including ALG’ loyalty programs, we achieve significant price reductions on the products we offer, and deliver substantial value to our customers. Merchandise sales between our merchandise vendors and members of more than 400,000 units totaled $20.3 million in 2006, of which $1.7 million is included in our 2006 net revenues. Approximately 60% of these sales were made via the Internet or electronic file, with the rest coming through the contact centers. Shoppers Advantage members account for 47%, ALG programs account for 22% and gift card transactions account for the remaining 31% of customer sales.

Travel Fulfillment. TAS, our full-service travel agency, is dedicated primarily to servicing our customers; however, it also provides travel agency services to Resort Condominiums International, LLC, Lodging.com, Neat Group, and CheapTickets.com, each of which was an affiliate of Cendant. We believe that TAS is one of the ten largest leisure travel agencies in North America.

TAS travel consultants use Cendant’s Galileo International GDS booking system, which offers 470 airlines, 23 car rental companies, 62,000 hotel properties, Amtrak, VIARail (Canada) and 13 national rail systems. This system provides us with access to online fares on the six network carriers covering 80% of available itineraries, electronic ticketing capability on 63 air carriers from 50 countries (more than any other GDS). Because TAS takes bookings primarily for its members, TAS is able to shift share from one travel vendor (airline, hotel, car rental, etc.) to another depending on which is more advantageous to us. Reservation and support services are provided by a combination of internally managed call centers, outsourcing relationships, and more than ten branded websites.

Contact Call Centers

Our contact call centers provide high-quality, predominantly inbound telemarketing service and retention support. We are committed to using internally managed and outsourced contact call centers to effectively handle peak service levels while achieving a semi-variable cost structure. Currently, 15 facilities handle the volume, 7 of these are internally managed (2 in North America and 5 in Europe) and 8 are outsourced. One internally managed and one outsourced center closed as scheduled during 2006.

Our contact call centers handle approximately 25.3 million customer contacts per year, 12.8 million of which are related to membership programs and the rest spread relatively evenly across insurance, package, travel reservation, loyalty and international. The contact call centers provide a primary point of interaction with our customers, driving customer satisfaction, retention and ultimately, profits. To this end, we are focused on developing expertise to improve service levels and to set the necessary quality benchmarks to keep third-party vendors performing at high levels. At the same time, we have reduced our internally managed contact call centers and increased the use of outsourcers, producing significant cost reductions and an improved variable cost structure.

Competition

Our competitors include any company seeking direct and regular access to large groups of customers through any affinity-based direct media contact. Our programs and services compete with those marketed by financial institutions and other third parties who have affinity relationships with our competition, including large, fully integrated companies that have financial, marketing, legal, and product development resources that are greater than ours. As a whole, the direct marketing services industry is extremely fragmented, with over 4,800 providers of various services. Most of these companies are relatively small and provide a limited array of programs and services. In general, the competition for the consumer’s attention is intense, with a wide variety of players competing in different segments of the direct marketing industry. More specifically, competition within our business lines comes from companies that vary significantly in size, scope, and primary core competencies.

Membership Operations. The membership services industry is characterized by a high degree of competition. However, strong and established relationships with affinity partners can mitigate the impact of competition. Participants in this industry include other membership services companies, such as Vertrue Incorporated (“Vertrue”) and Intersections, as well as large retailers, travel agencies, insurance companies and financial service institutions.

Insurance and Package Operations. Participants in the U.S. in the direct marketing of insurance programs include Aegon Direct Marketing Services, Coverdell (a unit of Vertrue), AIG, Fortis and UnumProvident.

The U.S. package enhancement operation faces competition from both similar direct marketing companies and financial institutions that choose to provide package enhancement programs in-house. Some of the direct marketers that participate in this space include Sisk, Generations Gold, Econocheck and Strategy Corp.

International Operations. In Europe, key competitors in the package enhancement business include Card Protection Plan Ltd., St. Andrews, a wholly-owned subsidiary of Halifax Bank of Scotland, Carlson Marketing Group, Cauldwell Group, Nectar Rewards and Airmiles in the U.K., Societe de Prevoyance Bancaire in France, Europe Assistance in Italy, and Sreg and DSV Group (the savings banks’ cooperative) in Central Europe. On the membership side of the business, participants include other membership services companies, as well as large retailers, travel agencies, insurance companies and financial service institutions.

Loyalty Operations. Participants in the loyalty arena provide in-house rewards programs and utilize third-party providers. Such third-party providers design, market and manage rewards-based loyalty programs for businesses that either have no desire to manage such a program or lack the core competencies necessary to compete in the industry effectively. Key industry participants include Maritz Loyalty Marketing, Carlson Marketing Group and Enhancement Services Corporation.

Information Technology

Our information technology team, comprised of approximately 380 employees worldwide, operates and supports approximately 200 of our individual applications. Membership, package and insurance programs and services are distributed through a multiple media approach, which allows us to interface with our affinity partners’ customers in a variety of ways to enhance file penetration in a cost effective manner. Our systems are able to manage marketing campaigns across all media. Servicing and subscription requests are processed through a workflow and messaging interface with our vendors and are stored within our subscriber management platform. This framework allows us to keep a virtual inventory of programs and services, as well as store customer information for future marketing data mining. Customer servicing and billing information are fed into the financial ledger and business intelligence platform for billing and future marketing analysis.

Intellectual Property

We own or have licenses to use a large number of patents relating to a significant number of programs and processes. We also have certain significant material trademarks including, but not limited to Affinion, Trilegiant, Progeny, Cims, Trilegiant Loyalty Solutions, PrivacyGuard, Hot-Line, Travelers Advantage, Shoppers Advantage, AutoVantage, CompleteHome, Buyers Advantage, HealthSaver, NHPA, Enhanced Checking, Small Business Solutions and Wellness Extras. We use our trademarks in the marketing of our services and program offerings. We renew our trademarks on a regular basis. No individual patent or trademark is considered to be material to our business; however, our overall portfolio of patents and trademarks are valuable assets.

Employees

We employed approximately 2,900 people as of December 31, 2006, of which 72% were located in North America and the remaining 28% were in our international operations. As a result of ongoing integration, rightsizing and outsourcing initiatives, we have realized significant headcount reductions, with headcount decreasing from approximately 5,100 employees in 2002 to approximately 2,900 employees as of December 31, 2006. With the exception of fewer than twenty of our European employees, none of our employees are members of, or are represented by, any labor union or other collective bargaining organization. We believe relationships with our employees are generally satisfactory.

Governmental and Regulatory Matters

The direct marketing industry is subject to U.S. federal and state regulation as well as regulation by foreign authorities in foreign jurisdictions. Certain regulations that govern our operations include: federal, state and foreign marketing laws; federal, state and foreign privacy laws; and federal, state and foreign insurance and consumer protection regulations. Federal regulations are primarily enforced by the Federal Trade Commission (the “FTC”) and Federal Communications Commission (the “FCC”). State regulations are primarily enforced by individual state attorneys general. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

Federal and State Marketing Laws. The FTC and each of the states have enacted consumer protection statutes designed to ensure that consumers are protected from unfair and deceptive marketing practices. We review all marketing materials disseminated to the public for compliance with applicable FTC regulations and state marketing laws. In 2003, the FTC amended its Telemarketing Sales Rule to, among other things, establish a National “Do-Not-Call” Registry. As of December 2005, the “Do-Not-Call” Registry included more than 107 million phone numbers. To comply with the rule, prior to conducting outbound telemarketing, companies are required to match their call lists against the “Do-Not-Call” Registry to remove the names of consumers who requested not to be called. In addition, the amended Telemarketing Sales Rule requires additional disclosures and sales practices for goods and services sold over the phone. When these regulations went into effect, we began to match our call lists with the “Do Not Call Registry” and modified our telemarketing scripts so that they are designed to comply with the rule. These changes have not significantly affected our results, but may do so in the future.

Federal Privacy Laws. The Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (“GLB”), includes provisions to protect consumers’ personal financial information held by financial institutions. GLB places restrictions on the ability of financial institutions to disclose non-public personal information about their customers to non-affiliated third parties and also prohibits financial institutions from disclosing account numbers to any non-affiliated third parties for use in telemarketing, direct mail marketing or other marketing to consumers. We have implemented privacy solutions across our businesses designed to comply with this privacy law.

State Privacy Laws. In addition to federal legislation, some states are considering or have passed laws restricting the sharing of customer information. As an example, the California Financial Information Privacy Act (“SB 1”) places restrictions on financial institutions’ ability to share the personal information of their California customers. We have established a privacy solution that is designed to comply with the requirements of SB 1.

Domestic and International Insurance Regulations. As a marketer of insurance programs, we are subject to state rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. Domestically, the insurance carriers that underwrite the programs that we sell are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials disseminated to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs. Further, in our international operations, we are regulated by various national and international entities, including the UK Financial Services Authority (“FSA”), in the sale of insurance programs. The FSA is responsible for enforcing the Financial Services and Markets Act 2000 which, among other things, implements the EU’s Insurance Mediation Directive.

Other Foreign Regulations. In the U.K., our direct marketing operations are subject to privacy and consumer protection regulations. These include (a) Data Protection regulation: imposing security obligations and restrictions on the use and transmission of consumers’ personal information data; (b) Privacy and Electronic Communications regulation: regulating unsolicited marketing activities carried out by telephone, fax and e-mail to users/subscribers to public electronic communication services; (c) Electronic Commerce regulation: imposing certain disclosures requirements in relation to commercial communications; (d) Distance Selling regulation: requiring information disclosure and “cooling off periods” in contracts for goods or services (other than financial services) supplied to a consumer where the contract is made exclusively by means of distance communication; and (e) Distance Marketing regulation: requiring information disclosure and “cooling off periods” in contracts for financial services supplied to a consumer where the contract is made exclusively by means of distance communication. In addition, various codes of advertising and direct marketing practice exist. Much of the U.K. regulation is based on EU directives, which apply to Affinion International’s operations elsewhere in the EU. We have established compliance procedures designed to comply with the requirements of these regulations.

Insurance

We believe we carry sufficient insurance coverage to protect us from material losses incurred by any of our operations due to an insurance recoverable circumstance.

Corporate Information

Our principal executive offices are at 100 Connecticut Avenue, Norwalk, Connecticut 06850. Our telephone number is (203) 956-1000.

Item 1A.	Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this Report. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flow, or results of operations and prospects. The following is a description of the most significant factors that might cause the actual results of operations in future periods to differ materially from those currently desired or expected. Any of the following risks could materially adversely affect our business, financial condition or results of operations and prospects.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.

We are a highly leveraged company. As of December 31, 2006, we had approximately $1.4 billion principal amount of outstanding indebtedness. Although our annual debt service payment obligations, exclusive of capital lease obligations, do not include any required principal repayments until 2012, our estimated 2007 debt service payments will be approximately $50.2 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Contractual Obligations and Commitments.” Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses, debt service obligations, and other obligations we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes, such as marketing spend;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

Furthermore, our interest expense could increase if interest rates increase because all of the debt under our credit facility is variable-rate debt.

The terms of our credit facility and the indentures governing the 10 1/8% Senior Notes and 11 1/2% Senior Subordinated Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our credit facility and the indentures governing our $314.0 million aggregate principal amount of 10 1/8% Senior Notes due 2013, which we refer to as our 10 1/8% Senior Notes, and our $355.5 million aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2015, which we refer to as our 11 1/2% Senior Subordinated Notes, contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other restricted payments;

•	create or incur certain liens;

•	make certain investments;

•	engage in sales of assets and subsidiary stock;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

In addition, our credit facility requires us to maintain certain financial ratios. As a result of these covenants, we will be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.

A failure to comply with the covenants contained in our credit facility could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our credit facility, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable; and

•	could require us to apply all of our available cash to repay these borrowings;

any of which could result in an event of default under the 10 1/8% Senior Notes and the 11 1/2% Senior Subordinated Notes.

If the indebtedness under our credit facility, 10 1/8% Senior Notes or the 11 1/2% Senior Subordinated Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

We have limited history as a stand-alone company and may not be successful as an independent company. Further, we will need to implement financial and disclosure control procedures and corporate governance practices to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Prior to the closing of the Acquisition in October 2005, we had no operating history as an independent company. Prior to the Acquisition, we relied on certain operational resources of Cendant. As a result of the Acquisition, we no longer had access to the borrowing capacity, cash flow and assets of Cendant, including cash management. We were also required to enter into new operating and other agreements with Cendant. See “Item 13. Certain Relationships and Related Transactions.”

The historical combined financial information included in this Report for periods prior to October 17, 2005 is derived from the historical consolidated financial statements of Cendant. The preparation of this information is based on certain assumptions and estimates including corporate allocations of costs from Cendant. This information may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future.

As of December 31, 2007, we will be subject to the additional reporting requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related SEC rules and we must implement control procedures in order to comply. Our 2006 financial statement audit was significantly less in scope than an integrated audit pursuant to Section 404 of the Sarbanes-Oxley Act which will include an audit of our internal controls over financial reporting. A financial statement audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal controls. To ensure our ability to provide timely and reliable financial reports and our ability to certify as to, and our auditors ability to attest to, the effectiveness of our internal control over financial reporting, we have established an audit committee and we will need to continue to develop further our accounting and financial capabilities, as well as the continued development of certain documentation, systems and other controls. Failure to establish the necessary controls and procedures would make it difficult to comply with SEC rules and regulations with respect to internal control over financial reporting that could lead to a loss of confidence in the reliability of our financial statements. Further, the actual costs of implementing the necessary policies and procedures could exceed our current estimates, which could have an adverse effect on our financial condition, results of operations and cash flows.

We must replace the customers we lose in the ordinary course of business and if we fail to do so our revenue and customer base will decline.

We lose a substantial number of our customers each year in the ordinary course of business. The loss of customers may occur due to numerous factors, including:

•	changing customer preferences;

•	competitive price pressures;

•	general economic conditions;

•	customer dissatisfaction; and

•	credit or debit card holder turnover.

Additionally, we expect to see a net loss of members and end-customers as we continue our strategy to focus on overall profitability and generating higher revenue from each member rather than the size of our member base. Failure to obtain new customers who produce revenue at least equivalent to the revenue from the lost customers would result in a reduction in our revenue as well as a decrease in the number of our customers. Because of the large number of customers we need to replace each year, there can be no assurance that we can successfully replace them. In addition, even if we are successful in adding new customers to replace lost revenues, our profitability may still decline. See “—Our profitability depends on members and end-customers continuing their relationship with us. Increased loss of customers could impair our profitability.”

We depend on various third-party vendors to supply certain products and services that we market. The failure of these vendors to provide these products or services could result in customer dissatisfaction and harm our business and financial condition.

We depend on various third-party vendors to supply the products and services that we market. Many of our third-party vendors are independent contractors. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, or suffer interruptions, delays or quality problems, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms favorable to us. With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals. If we are required to use an alternative insurance carrier, it may materially increase the time required to bring an insurance related product to market. As we are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction. Replacing existing third-party vendors with more expensive third-party vendors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We derive a substantial amount of our revenue from the members and end-customers we obtained through only a few of our affinity partners. If one or more of our agreements with our affinity partners were to be terminated or expire, or one or more of our affinity partners were to reduce the marketing of our services, we would lose access to prospective members and end-customers and could lose sources of revenue.

Although we market our programs and services through over 5,200 affinity partners, we derive a substantial amount of our net revenue from the customers we obtained through only a few of these affinity partners. For the year ended December 31, 2006, we derived more than half of our net revenues from members and end-customers we obtained through 10 of our affinity partners. See “Item 1. Business—Affinity Partners.”

Many of our key affinity partner relationships are governed by agreements that may be terminated without cause by our affinity partners upon notice of as few as 90 days without penalty. Some of our agreements may be terminated by our affinity partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, our affinity partners may cease or reduce their marketing of our services without terminating or breaching our agreements. Further, in the ordinary course of business, at any given time one or more of our contracts with key affinity partners may be selected for bidding through a request for proposal process. A loss of our key affinity partners, a cessation or reduction in their marketing of our services or a decline in their businesses could have a material adverse effect on our future revenue from existing services of which such affinity partner’s customers are consumers of ours and on our ability to further market new or existing services through such affinity partner to prospective consumers. There can be no assurance that one or more of our key or other affinity partners will not terminate their relationship with us, cease or reduce their marketing of our services or suffer a decline in their business. The termination or non-renewal of a key affinity partner relationship could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our typical membership operations agreements with affinity partners provide that after termination of the contract we may continue to provide our services to existing members under the same economic arrangements that existed before termination. Under certain of our insurance operations agreements, however, affinity partners may require us to cease providing services to existing customers after time periods ranging from 90 days to five years after termination of the agreement. Affinity partners under certain agreements also may require us to cease providing services to their customers under existing arrangements if the contract is terminated for material breach by us. If one or more of these affinity partners were to terminate our agreements with them, and require us to cease providing our services to customers, then we could lose significant sources of revenue.

Our profitability depends on members and end-customers continuing their relationship with us. Increased loss of customers could impair our profitability.

We generally incur losses and negative cash flow during the initial year of an individual retail member or end-customer relationship, as compared to renewal years. This is due primarily to the fact that the costs associated with obtaining and servicing a new retail member and end-customer exceed the fee paid to us for the initial year. In addition, we experience a higher percentage of cancellations during the initial period as compared to renewal periods. Members and end-customers may cancel their arrangement at any time during the membership period and we are typically obligated to pay them refund amounts. Accordingly, our profitability depends on recurring and sustained renewals and an increase in the loss of members or end-customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We market many of our programs and services through credit card issuers. A downturn or consolidation in the credit card industry or changes in the marketing techniques of credit card issuers could adversely affect us.

Our future success is dependent in large part on continued demand for our programs and services within our affinity partners’ industries. In particular, our programs, products and services marketed through our credit card issuer affinity partners accounted for a significant amount of our revenues in 2006. A significant downturn in the credit card industry, a trend in that industry to reduce or eliminate its use of our programs, products and services, or further consolidation in the industry leading customers to use fewer credit cards could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on credit card processors to obtain payments for us.

We depend on credit card processors to obtain payments for us. The credit card processors operate pursuant to agreements that may be terminated with limited prior notice. In the event a credit card processor ceases operations or terminates its agreement with us, there can be no assurance a replacement credit card processor could be retained on a timely basis, if at all. Any service interruptions, delays or quality problems could result in delays in collecting payments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The increase in the share of monthly payment programs in our program mix may adversely affect our cash flows.

We have traditionally marketed membership programs which have up-front annual membership fees. However, we recently expanded our marketing of membership programs for which membership fees are payable in monthly installments. Approximately 62% of our new member enrollments as of the year ended December 31, 2006 were in monthly payment programs. Our increased emphasis on monthly payment programs adversely affects our cash flow in the short term because the membership fee is collected over the course of the year as opposed to at the beginning of the membership term as with annual billing.

Our business is highly competitive. We may be unable to compete effectively with other companies in our industry that have financial or other advantages and increased competition could lead to reduced market share, a decrease in margins and a decrease in revenue.

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative membership, insurance, package enhancement and loyalty programs, products and services, the quality and breadth of membership, insurance, package enhancement and loyalty programs, products and services offered, competitive pricing and in-house marketing expertise. Our competitors offer programs, products and services similar to, or which compete directly with, those offered by us. These competitors include, among others, Aegon, N.V., Vertrue Incorporated (f/k/a MemberWorks Incorporated), Intersections, Fortis and General Electric Financial Assurance. In addition, we could face competition if our current affinity partners or other companies were to develop and market their own in-house programs, products and services similar to ours. In addition, certain of our affinity partners (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain products to their customers, which marketing and servicing of such products historically were provided by us.

Some of these existing and potential competitors have substantially larger customer bases and greater financial and other resources than we do. There can be no assurance that:

•	our competitors will not increase their emphasis on programs similar to those we offer;

•	our competitors will not provide programs comparable or superior to those we provide at lower membership fees;

•	our competitors will not adapt more quickly than us to evolving industry trends or changing market requirements;

•	new competitors will not enter the market; or

•	other businesses (including our current affinity partners) will not themselves introduce in-house programs similar to those we offer.

In order to compete effectively with all of these competitors, we must be able to provide superior programs and services at competitive prices. In addition, we must be able to adapt quickly to evolving industry trends, a changing market, and increased regulatory requirements. Our ability to grow our business may depend on our ability to develop new programs and services that generate consumer interest. Failure to do so could result in our competitors acquiring additional market share in areas of consumer interest. Any increase in competition could result in price reductions, reduced gross margin and loss of market share, any of which could have a material adverse impact on our business, financial condition and results of operations.

Additionally, because contracts between affinity partners and program providers are often exclusive with respect to a particular program, potential affinity partners may be prohibited for a period of time from contracting with us to promote a new program if the benefits to and services included in our program are similar to, or overlap with, the programs and services provided by an existing program of a competitor.

Internationally, our package programs have been primarily offered by some of the largest financial institutions in Europe. As these banks attempt to increase their own net revenues and margins, we have experienced significant price reductions from what we had previously been able to charge these institutions for our programs when our agreements come up for renewal. This pricing pressure on our international package offerings may continue in the future, thereby lowering the contribution to our operating results from such programs in the future.

Our business is increasingly subject to U.S. and foreign governmental regulation, which could impede our ability to market our programs and services and reduce our profitability.

We market our programs and services through various distribution media, including direct mail, online marketing, in-branch marketing, telemarketing and other methods. These media are regulated at both federal and state levels and we believe that these media will be subject to increasing regulation, particularly in the area of consumer privacy. Such regulation may limit our ability to solicit or sign up new customers or to offer products or services to existing customers.

Our U.S. membership and insurance operations are subject to extensive regulation and oversight by the Federal Trade Commission (the “FTC”), the Federal Communications Commission (the “FCC”), state attorney generals and other state regulatory agencies, including state insurance regulators. Our programs and services involve the use of nonpublic personal information that is subject to federal consumer privacy laws, such as the federal GLB, and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing of our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and implementing regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance operations are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. While we do not believe that the laws and regulations passed to date will have a material impact on our business, additional federal or state laws, including subsequent amendments to existing laws, could cause a material adverse impact on our business, financial condition, results of operations and cash flows.

The telemarketing industry has become subject to an increasing amount of federal and state regulation as well as general public scrutiny. For example, the Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and FTC regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. The FTC’s 2003 Amendment to its Telemarketing Sales Rule created a national “Do-Not-Call” Registry, which became effective October 1, 2003, and certain states have enacted separate “Do-Not-Call” Registries. Both the FTC and state attorneys general have authority to prevent telemarketing activities deemed by them to be “unfair or deceptive acts or practices.” Further, some states have enacted laws, and others are considering enacting laws, targeted directly at regulating telemarketing practices, including the creation of “Do-Not-Call” Registries, and any such laws could adversely affect or limit our operations.

Likewise, in the U.K. and EU, our marketing operations are subject to regulation, including data protection legislation restricting the use and transmission of consumers’ personal information, regulation of unsolicited marketing using electronic communications and financial services regulation of insurance intermediaries.

Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. Any changes to such regulations could materially increase our compliance costs. The risk of our noncompliance with any rules and regulations enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us or our management to fines or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Certain types of noncompliance may also result in giving our affinity partners the right to terminate certain of our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with consumers, and our industry is susceptible to peremptory charges by the media of regulatory noncompliance and unfair dealing.

We are subject to numerous legal actions that could have a negative impact on our financial condition, results of operations, cash flows or reputation.

We are involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. We and our affiliates are also parties to a number of class action lawsuits, each of which alleges that we violated certain federal and/or state consumer protection statutes. In addition, we have received inquiries from numerous state attorneys general relating to the marketing of our membership programs. See “Item 3. Legal Proceedings.” While we cannot predict the outcome of pending suits, claims, investigations and inquiries, the cost of responding to and defending such suits, as well as the ultimate resolution of any of these matters, could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. In addition, although Cendant has agreed to indemnify us (which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business), with respect to certain litigation and compliance with law matters in connection with the purchase agreement, these indemnification obligations are subject to certain limitations and restrictions. See “Item 13. Certain Relationships and Related Transactions—Purchase Agreement—Indemnification.” Although we have accrued legal and professional fees of $23.3 million as of December 31, 2006, a portion of which relates to accruals for legal actions, there can be no assurance that these accruals will be sufficient to satisfy all related claims and expenses or any claims in excess of the Cendant indemnification.

We rely on our affinity partners to provide customer information to us for certain marketing purposes and to approve our marketing materials. If our affinity partners make significant changes to the materials that decrease results or if they limit the information that they provide to us, our ability to generate new customers may be adversely affected.

Certain of our marketing efforts depend in part on certain limited customer information being made available to us by our affinity partners. There can be no assurance that our affinity partners will, or will be able to, continue to provide us with the use of such customer information.

Our marketing efforts are largely dependent on obtaining approval of the solicitation materials from our affinity partners. We market our programs and services based on tested marketing materials, and any significant changes to those materials that are required by our affinity partners could cause a negative impact to our results. The material terms of each marketing campaign must be mutually agreed upon by the parties. There can be no assurance that we will obtain approvals of our marketing materials from our affinity partners, and the failure to do so could have a material adverse impact on our business, financial condition, results of operations and cash flows.

A significant portion of our business is conducted with financial institution affinity partners, many of which are merging with other financial institutions. Marketplace consolidation may have an adverse impact on our business if an acquiring financial institution is not an existing affinity partner or does not wish to market with us, or if consolidated clients pressure us to lower our prices.

In recent years, a number of our existing financial institution marketing partners have been acquired by or merged with other financial institutions. In the event one of our affinity partners undergoes a consolidation and the consolidated financial institution does not have an agreement with us or does not wish to continue marketing with us, we could experience an adverse impact on our revenue. In addition, the consolidation of financial institutions may result in increased leverage to pressure us to lower our prices. If consolidated affinity partners pressure us to lower our prices, we may experience an adverse impact on our revenue. Consolidation may also lead to fewer potential customers of affinity partners to whom we can sell our programs and services.

We may lose members or end-customers and significant revenue if our existing services become obsolete, or if we fail to introduce new services with broad consumer appeal or fail to do so in a timely or cost-effective manner.

Our growth depends upon developing and successfully introducing new services that generate member and end-customer interest. Our failure to introduce these services or to develop new services, or the introduction or announcement of new services by competitors, could render our existing offerings noncompetitive or obsolete. There can be no assurance that we will be successful in developing or introducing new programs and services. Our failure to develop, introduce or expand our programs and services could harm our business and prospects.

Our failure to protect private data could damage our reputation and cause us to expend capital and other resources to protect against future security breaches.

Certain of our services are based upon the collection, distribution and protection of sensitive private data. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our affinity partner agreements. We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach. We may also incur significant costs to alleviate problems that may be caused by future breaches. Any breach or perceived breach could subject us to legal claims from affinity partners or customers under laws (such as California’s SB 1386) that govern breaches of electronic data systems containing non-public personal information. There is no assurance that we would prevail in such litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain members and end-customers. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.

Our success and growth depends to a significant degree upon intellectual property rights.

We have a significant intellectual property portfolio and have allocated considerable resources toward intellectual property maintenance, prosecution and enforcement. We may be unable to deter infringement or misappropriation of our data and other proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Any unauthorized use of our intellectual property could make it more expensive for us to do business and consequently harm our business. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on patent, trade secret, trademark and copyright law as well as judicial enforcement to protect such technologies. Some of our technologies are not covered by any patent or patent application. In addition, our patents could be successfully challenged, invalidated, circumvented or rendered unenforceable. Furthermore, pending patent applications may not result in an issued patent, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies. We also license patent rights from third parties. To the extent that such third parties cannot protect and enforce the patents underlying such licenses or, to the extent such licenses are cancelled or not renewed, our competitive position and business prospects may be harmed.

We could face patent infringement claims from our competitors or others alleging that our processes or programs infringe on their proprietary technology. If we were subject to an infringement suit, we may be required to (1) incur significant costs to license the use of proprietary technology, (2) change our processes or programs or (3) stop using certain technologies or producing the infringing program entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could cause our customers to seek other programs that are not subject to infringement suits. Any infringement suit could result in significant legal costs and damages and impede our ability to market or provide existing programs or create new programs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we do not apply for patent, trademark, or copyright protection. We also rely upon unpatented proprietary expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached, and may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business, financial condition, results of operations and cash flows by jeopardizing critical intellectual property.

Our business is highly dependent on our existing computer, billing, communications and other technological systems. Any temporary or permanent loss of any of our systems could have a negative effect on our business, financial condition and results of operations.

Our business depends upon ongoing investments in advanced computer database and telecommunications technology as well as upon our ability to protect our telecommunications and information technology systems against damage or system interruptions from natural disasters, technical failures and other events beyond our control. In order to compete effectively and to meet our affinity partners’ and members’ needs, we must maintain our systems as well as invest in improved technology. A temporary or permanent loss of any of our systems or networks could cause significant damage to our reputation and could result in a loss of revenue.

In addition, we receive credit data electronically, and this delivery method is susceptible to damage, delay or inaccuracy. A significant portion of our business involves telephonic customer service as well as mailings, both of which depend upon the data generated from our computer systems. Unanticipated problems with our telecommunications and information technology systems may result in a significant system outage or data loss, which could interrupt our operations. Our infrastructure may also be vulnerable to computer viruses, hackers or other disruptions entering our systems from the credit reporting agencies, our affinity partners and members and end-customers or other authorized or unauthorized sources. Any damage to our telecommunications and information technology systems, failure of communication links or other loss that causes interruption in, or damage to, our operations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to meet the rapid changes in technology, our services and proprietary technology and systems may become obsolete.

Due to the costs and management time required to introduce new services and enhancements, we may not be able to respond in a timely manner to avoid becoming uncompetitive. To remain competitive, we must meet the challenges of the introduction by our competitors of new services using new technologies or the introduction of new industry standards and practices. Additionally, the vendors we use to support our technology may not provide the level of service we expect or may not be able to provide their product or service on commercially reasonable terms or at all.

We depend in part on the postal and telephone services we utilize to market and service our programs. An interruption of, or an increase in the billing rate for, such services could adversely affect our business.

We market and service our programs by various means, including through mail and via telephone. Accordingly, our business is dependent on the postal and telephone services provided by the U.S. Post Office and various local and long distance telephone companies. Any significant interruption of such services or any limitations in their ability to provide us with increased capacity could adversely impact our business, financial condition and results of operations. In addition, the U.S. Postal Service increases rates periodically and significant increases in rates could adversely impact our business.

Our future success depends on our ability to retain our key employees.

We are dependent on the services of Nathaniel J. Lipman, our President and Chief Executive Officer, and other members of our senior management team to remain competitive in our industry. The loss of Mr. Lipman or any other member of our senior management team could have an adverse effect on us. There is a risk that we will not be able to retain or replace these key employees. All of our current executive officers are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the employees to terminate their employment without notice.

We are controlled by Apollo who will be able to make important decisions about our business and capital structure.

Approximately 97% of the common stock of Holdings is held by investment funds affiliated with Apollo Management V, L.P. (Apollo). As a result, Apollo controls us and has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Holdings’ stock, including approving acquisitions or sales of all or substantially all of our assets. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We are headquartered in Norwalk, Connecticut in a 115,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. Our corporate data center is in Trumbull, Connecticut with disaster recovery operations provided by a backup site in Westerville, Ohio. Some applications are also housed in Centennial, Colorado, Slough, U.K., and Oslo, Norway. The table below lists all of our facilities as of December 31, 2006, all of which are leased.

Location	Function
U.S. Facilities
Norwalk, CT	Global Headquarters
Trumbull, CT	Call Center/ Data Ops Center/ Mail Operations/ Data Capture
Dublin, OH (2 sites)	Software Development
Westerville, OH	Call Center
Richmond, VA	Call Center and ALG Corporate Office
Franklin, TN (3 sites)	Insurance & Package Sales, Marketing and Administration, Print Fulfillment Center

Location	Function
International Facilities

Antwerp, Belgium	Sales and Marketing
Copenhagen, Denmark	Sales and Marketing
Roissy (Paris), France	Call Center
Johannesburg, South Africa	Sales and Marketing
Slough, U.K.	International Headquarters
Millerntorplatz, Hamburg, Germany	Sales, Marketing and Call Center
Milan, Italy	Sales and Marketing
Milan, Italy	Call Center
Oslo, Norway	Call Center
Stockholm, Sweden	Sales
Seafire Bldg., Portsmouth, U.K.	Administration
Seahawk Bldg., Portsmouth, U.K.	Administration and Call Center

We have noncancelable operating leases covering various facilities and equipment. Our rent expense, net of sub-lease income, for the year ended December 31, 2006, the period from October 17, 2005 to December 31, 2005, the period from January 1, 2005 to October 16, 2005 and for the year ended December 31, 2004 was $14.3 million, $3.2 million, $14.6 million and $21.7 million, respectively.

Item 3.	Legal Proceedings

We are involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. We are also parties to a number of class action lawsuits, each of which alleges violations of certain federal and/ or state consumer protection statutes.

In April 2002, the Predecessor filed and served a complaint against American Bankers Insurance Company of Florida and certain affiliates (“Fortis”) relating to Fortis’ breach of the parties’ exclusive agreement to jointly market insurance programs underwritten by Fortis. Fortis counterclaimed alleging breach of contract, breach of fiduciary duty, fraudulent inducement and breach of covenant of good faith and fair dealing. In May 2005, the Chancery Court of Tennessee found a total judgment in the amount of $16.5 million, including prejudgment interest, in favor of the Predecessor and a total judgment in the amount of $75.8 million, including prejudgment interest, in favor of Fortis. As a result of the verdict and final judgment entered, a charge of $73.7 million was recorded in the Predecessor’s 2004 combined statement of operations. As part of the Transactions, Cendant retained this liability. In January 2007, Cendant settled the matter with Fortis. We have been indemnified for any liability with respect to this matter.

From 2001 through early 2005, the Florida State Attorney General (“Florida AG”) investigated whether the Predecessor’s sales practices were fully in compliance with Florida’s laws and regulations. On March 7, 2005, the Predecessor entered into a settlement agreement with the Florida AG’s office. Pursuant to this settlement, the Predecessor agreed to pay $0.4 million to the Florida AG’s office to cover the state’s cost of the investigation. The Predecessor also agreed, among other things, to make refunds to Florida consumers who complained to the Florida AG’s office during the course of the investigation and for a period of six months thereafter and to make certain settlement disclosures in connection with the marketing to Florida consumers.

Beginning in November 2003, the Predecessor received inquiries from numerous state attorney generals relating to the marketing of its membership programs. In July 2005, the Attorney Generals of California and Connecticut filed suit against the Predecessor, and the Attorney General of Maine filed a notice of its intention to sue (collectively, the “AG Matters”), alleging that deceptive marketing practices were used in connection with the offering of membership services. In December 2006, we reached a settlement with California, Connecticut, Maine and other states resolving the lawsuits filed by California and Connecticut as well as the inquiries by other state attorney generals described above. Pursuant to this settlement, we agreed to pay $12.5 million to cover the costs of the states’ investigation and for consumer restitution. Cendant has agreed to indemnify us for a portion of the settlement, which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business.

We are also a party to a number of lawsuits which were brought against us or our affiliates, each of which alleges to be a class action in nature and each of which alleges that we violated certain federal or state consumer protection statutes (certain of which are described below). We intend to vigorously defend ourselves against these lawsuits.

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

On January 28, 2005, a class action complaint (the “January 2005 Suit”) was filed against The Bon, Inc., FACS Group, Inc., and Trilegiant in the Superior Court of Washington, Spokane County. The claim asserts violations of various consumer protection statutes. We filed a motion to compel arbitration, which was denied by the court. We appealed the court’s decision, and the case has been stayed until the appellate court has ruled on the motion to compel arbitration.

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

We believe that the amount accrued for the above matters is adequate, and the reasonably possible loss beyond the amounts accrued will not have a material adverse effect on our financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material adverse effect on financial condition, results of operations or cash flows.

Subject to certain limitations, Cendant has agreed to indemnify us for actual losses, damages, liabilities, claims, costs and expenses and taxes incurred in connection with certain of the matters described above. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 4.	Submission of Matters to a Vote of Security Holders

Holdings, as our sole stockholder, approved the following matters by written consent pursuant to Section 228(a) of the General Corporation Law of the State of Delaware:

•	on October 30, 2006, the election of Matthew Nord to our board of directors; and

•	on November 21, 2006, the election of Kenneth Vecchione to our board of directors.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly-owned subsidiary of Holdings, and there is no established trading market for our common stock. As of March 20, 2007, approximately 97% of the common stock of Holdings was held by investment funds affiliated with our principal equity sponsor, Apollo Management, L.P. (collectively, “Apollo”).

Since the Acquisition, we have paid no cash dividends in respect of our common stock. Our senior secured credit facility and the indenture governing our 10 1/8% Senior Notes and 11 1/2% Senior Subordinated Notes contain covenants that limit our ability to pay dividends.

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated and combined financial data for years 2002 through 2006. The following information should be read in conjunction with, and is qualified by reference to, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated and combined financial statements and the notes thereto included elsewhere herein.

The consolidated balance sheet data of Affinion as of December 31, 2006 and 2005 and the related consolidated statements of operations data and cash flows data of Affinion for the year ended December 31, 2006 and the period October 17, 2005 to December 31, 2005 and the related combined statements of operations data and cash flows data of the Predecessor for the period from January 1, 2005 to October 16, 2005 and for the years ended December 31, 2004 are derived from the consolidated and combined financial statements and the notes thereto included elsewhere herein. The combined balance sheet data as of December 31, 2004 and 2003 has been derived from the audited combined balance sheet of the Predecessor, the combined balance sheet data as of December 31, 2002 has been derived from the unaudited combined balance sheet of the Predecessor, and the combined statement of operations data and cash flows data for the years ended December 31, 2003 and 2002 have been derived from the 2003 and 2002 audited combined financial statements, respectively, of the Predecessor, none of which are included herein.

The Predecessor	The Company
For the Years Ended December 31,	Period From January 1, 2005 to October 16, 2005	Period From October 17, 2005 to December 31, 2005	For the Year Ended December 31, 2006
2002	2003	2004
Consolidated and Combined Statement of Operations Data:
Net revenues	$1,458.4	$1,443.7	$1,530.9	$1,063.8	$134.9	$1,137.7

Expenses:
Marketing and commissions(1)	698.6	683.7	665.3	515.0	87.1	580.9
Operating costs	409.6	379.5	383.3	315.0	48.7	326.1
General and administrative	112.5	115.7	185.0	134.5	20.2	106.9
Gain on sale of assets	—	—	(23.9)	(4.7)	—	—
Goodwill impairment	—	—	—	—	—	15.5
Depreciation and amortization	45.3	44.5	43.9	32.3	84.5	396.8

Total expenses	1,266.0	1,223.4	1,253.6	992.1	240.5	1,426.2

Income (loss) from operations	192.4	220.3	277.3	71.7	(105.6)	(288.5)
Interest income	3.2	2.0	1.7	1.9	1.3	5.7
Interest expense	(15.5)	(14.1)	(7.3)	(0.5)	(31.9)	(148.8)
Other income (expense), net	(14.0)	6.7	0.1	5.9	—	—

Income (loss) before income taxes and minority interests	166.1	214.9	271.8	79.0	(136.2)	(431.6)
Income tax (expense) benefit	(116.6)	(71.3)	104.5	(28.9)	—	(6.3)
Minority interests, net of tax	—	0.7	0.1	—	(0.1)	(0.3)

Income (loss) before cumulative effect of accounting change	49.5	144.3	376.4	50.1	(136.3)	(438.2)
Cumulative effect of accounting change, net of tax	(143.7)	—	—	—	—	—

Net income (loss)	$(94.2)	$144.3	$376.4	$50.1	$(136.3)	$(438.2)

Consolidated and Combined Balance Sheet Data (at period end):
Cash and cash equivalents	$86.2	$63.2	$22.5	n/a	$113.4	$84.3
Working capital deficit	(450.3)	(463.9)	(322.4)	n/a	(92.7)	(251.3)
Total assets	1,335.0	1,246.6	1,158.5	n/a	2,200.0	1,889.5
Total debt	140.4	131.2	31.6	n/a	1,491.0	1,408.4
Stockholder’s/combined equity (deficit)	123.7	115.6	293.6	n/a	233.9	(186.9)
Consolidated and Combined Cash Flows Data:
Net cash provided by (used in):
Operating activities(2)	$32.6	$145.5	$261.1	$106.5	$31.1	$98.3
Investing activities(2)	(38.2)	(5.6)	(2.3)	(39.5)	(1,640.1)	(44.4)
Financing activities	(10.4)	(165.6)	(301.5)	(23.4)	1,722.9	(85.4)
Other Financial Data:
Capital expenditures	$42.5	$20.8	$25.8	$24.0	$9.0	$29.1
Ratio of earnings to fixed charges(3)	8.5	x	11.4	x	19.8	x	15.9	x	—	—

(1)	As discussed in Note 2 to the consolidated and combined financial statements, the Predecessor previously deferred costs which varied with and were directly related to acquiring new insurance business on its combined balance sheets as deferred acquisition costs to the extent such costs were deemed recoverable from future cash flows. These costs were amortized as marketing expense over a 12 year period using a declining balance method generally in proportion to the related insurance revenue, which amortization was based on attrition rates associated with the approximate rate that insurance revenues collected from customers decline over time. Amortization of deferred acquisition costs commenced upon recognition of the related insurance revenue. Immediately following the Transactions, the Company began expensing such costs as they are incurred. The acquisition costs incurred and capitalized by the Predecessor totaled approximately $57.2 million, $62.1 million and $58.9 million for the years ended December 31, 2002, 2003 and 2004, respectively, and $37.1 million for the period from January 1, 2005 to October 16, 2005. The Predecessor’s amortization expense of deferred acquisition costs was $31.0 million, $29.1 million and $43.7 million for the years ended December 31, 2002, 2003 and 2004, respectively, and $42.0 million for the period from January 1, 2005 to October 16, 2005. The Company incurred and expensed acquisition costs that totaled $12.6 million for the period from October 17, 2005 to December 31, 2005 and $57.4 million for the year ended December 31, 2006.

(2)	Certain restricted cash amounts have been reclassified from investing activities to operating activities. See Note 2 to our consolidated and combined financial statements included elsewhere herein.

(3)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expense that management believes is representative of the interest component of rental expense. Our earnings were insufficient to cover fixed charges by $136.2 million for the period from October 17, 2005 to December 31, 2005 and by $431.6 million for the year ended December 31, 2006 (see Exhibit 12.1—Statement re Computation of Ratio of Earnings to Fixed Charges).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated and combined financial statements included in “Item 8. Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statements for Forward-Looking Statements.”

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the consolidated and combined financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•

Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2006, 2005 (on a pro forma basis) and 2004. This analysis is presented on both a consolidated and combined basis and on an operating segment basis. The 2005 results of operations are presented on a pro forma basis that gives effect to the Transactions as if they occurred on January 1, 2005.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2006, 2005 (combining the Company’s cash flows for the period from October 17, 2005 to December 31, 2005 and the Predecessor’s cash flows for the period from January 1, 2005 to October 16, 2005) and 2004 and our financial condition as of December 31, 2006, as well as a discussion of our liquidity and capital resources prior to and following the Transactions.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our consolidated and combined financial statements included elsewhere herein.

Overview

Description of Business

We are a leading affinity direct marketer of value-added membership, insurance and package enhancement programs and services to consumers, with over 30 years of experience. We currently offer our programs and services worldwide through approximately 5,200 affinity partners as of December 31, 2006. We utilize the brand names, customer contacts and billing vehicles of our affinity partners to market a broad portfolio of 30 core programs in approximately 225 configurations. We market to consumers using direct mail, online marketing, in-branch marketing, telemarketing and other marketing methods. Our programs provide our members and end-customers with access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement; insurance programs such as accidental death and dismemberment, hospital accident protection and hospital indemnity protection, and personal protection benefits and services such as credit monitoring and identity-theft resolution services. In addition, we have a loyalty solutions operation which administers points-based loyalty programs. We market our programs under the Progeny Marketing Innovations, Cims and Trilegiant Loyalty Solutions service marks. As of December 31, 2006, we had approximately 70 million members and end-customers worldwide.

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

•	International Operations — markets membership programs and package enhancement programs to customers of our affinity partners outside North America.

•	Loyalty Operations — administers points-based loyalty programs and provides enhancement benefits to loyalty program providers.

These operations use both retail and wholesale arrangements. In our subscription-based retail arrangements, we incur marketing expenses to acquire new customers for our membership, insurance and package enhancement programs with the objective of building highly profitable and predictable recurring future revenue streams and cash flows. In our membership and package enhancement operations, these marketing costs are expensed when the campaign is launched, while in our insurance operations these costs through the date of the Transactions were capitalized and amortized over 12 years in proportion to the revenue expected to be earned from those campaigns. For periods following the closing of the Transactions, we have changed our accounting policy so that these insurance marketing costs are expensed when the costs are incurred as the campaign is launched, similar to our membership and package operations. This change will eliminate the historical differences between the actual cash marketing spend and the marketing costs expensed in a period.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership operations may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In late 2003, we began to expand the types of memberships that we offer to include memberships under monthly payment programs. During the year ended December 31, 2006, approximately 62% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships remain under the billing terms in which they were originated. As we replace annual memberships with monthly memberships we receive less cash at the beginning of the membership term and, therefore, have lower deferred revenue resulting in temporarily higher Segment EBITDA (as discussed under “Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below) than cash flows from operations. We believe that once monthly memberships, as a percentage of all members within the membership base, reach a constant level, Segment EBITDA and cash flows from operations will be more closely aligned.

We utilize the brand names, customer contacts and billing vehicles (credit or debit card, checking account, mortgage or other type of billing arrangement) of our affinity partners in our marketing campaigns. We generally compensate our affinity partners either with commissions based on revenues we receive from members (which we expense in proportion to the revenue we recognize) or up-front marketing payments, commonly referred to as bounties (which we expense when incurred). The commission rates which we pay to our affinity partners differ depending on the arrangement we have with the particular affinity partner and the type of media we utilize in the marketing campaign. For example, marketing campaigns which utilize direct mail and online programs generally have lower commission rates than other marketing media we use. As a result of recent changes in affinity partner arrangements and the use of more direct mail and online media in our new marketing campaigns, our commission rates have decreased.

In our insurance operations, we serve as an agent and third-party administrator for the marketing of AD&D and other insurance programs. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying consolidated balance sheets and any changes in estimated profit sharing are recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying consolidated and combined financial statements.

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

To increase the flexibility of our business model, we have made significant progress by transitioning our operations from a highly fixed-cost structure to a more variable-cost structure by combining similar functions and processes, consolidating facilities and outsourcing a significant portion of our call center and other back-office processing. This added flexibility should better enable us to redeploy our marketing capital globally across our operations to maximize returns.

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

We compete with companies of varying size, financial strength and availability of resources. Our competitors include financial institutions, insurance companies, consumer goods companies, internet companies and others, as well as other direct marketers offering similar programs. Some of our competitors are larger than we are, with more resources, financial and otherwise.

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

Internationally, our package programs have been primarily offered by some of the largest financial institutions in Europe, as well as the world. As these banks attempt to increase their own net revenues and margins, we have experienced significant price reductions from what we had previously been able to charge these institutions for our programs when our agreements come up for renewal. We expect this pricing pressure on our international package offerings to continue in the near-term and that the results will directly impact the growth of the international package business.

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

Integration and the 2005 Reorganization. In February 2004, we began integrating the North American membership and insurance and package operations. The organizational structures of the two operations were realigned to combine departments and eliminate redundant functions. We reorganized the sales forces to be more aligned with the needs of our affinity partners and have a unified and comprehensive approach to the North American market. We also combined our marketing and procurement efforts to take advantage of the larger scale of the combined businesses. During 2004 and continuing in 2005, as part of this initial integration effort, we incurred approximately $7.4 million of severance and other restructuring costs recorded primarily in general and administrative expense on the combined statements of operations. These severance and other restructuring costs have resulted in approximately $9.7 million of annual ongoing cost savings, a portion of which was realized in 2004 with the majority realized in 2005.

In 2005, we developed reorganization plans for our international and North American travel agency operations based on our successful earlier integration efforts, including facility consolidation, outsourcing of our call center and other back office functions, as well as eliminating redundant functions and centralizing oversight for common processes (the “2005 Reorganization”). During 2005 we incurred $8.1 million of costs as part of the 2005 Reorganization and during 2006 we incurred an additional $2.1 million of costs as part of the 2005 Reorganization recorded primarily in general and administrative expense on the consolidated and combined statements of operations. As a result, we have generated approximately $11.0 million of annual cost savings, a portion of which was realized in 2005 with the majority realized in 2006. We anticipate no offsetting increases in expenses or decreases in revenue at this time. We intend to review opportunities for further rationalization of all of our operations.

2004 Events. During 2004, we elected to monetize certain recurring revenue streams and assets (the “2004 Events”). These transactions consisted of the following:

•

In late 2001 and early 2002, we conducted one-time marketing programs to assist a third party in acquiring customers and in return we earned a royalty from revenues received by the third party from these customers. As this type of arrangement is not part of our core strategy, in December 2004 we sold this royalty stream back to the third party and terminated the related agreements. We recognized a gain of $33.8 million, which was recorded in net revenues.

•

During 2003, to improve profitability from marketing programs in our insurance operations, we deemphasized the sale of term life insurance policies. In June 2003, we made a strategic decision to cease marketing and selling new long-term care insurance policies; however, we continued to derive commission revenue pursuant to agreements with the insurance carriers that underwrite the policies we previously marketed. On December 30, 2004, we sold 78% of our commission contract rights related to our long-term preferred care insurance operations. We realized a gain upon the sale of $23.9 million in 2004, with an additional gain of $4.7 million recognized in the first nine months of 2005 upon receipt of certain consents. Both gains were recorded in gain on sale of assets on the combined statements of operations.

•

During the fourth quarter of 2004, we sold a membership revenue stream in our international operations from a contract with an affinity partner where we had previously ceased marketing new memberships for that partner for a gain of $15.7 million recorded in net revenues.

The Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Holdings”), our parent company, and a warrant (fair value of $16.7 million) that is exercisable into 2,112,937 shares of common stock of Holdings, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs.

The warrant is exercisable on or after October 17, 2009 (or earlier, if Apollo achieves certain returns on its investment). The warrant is not currently exercisable and is not expected to become exercisable within 60 days. As a result of a special dividend on its common stock distributed by Holdings in January 2007, the exercise price of the warrant is $21.80.

The preferred stock entitles its holder to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. The preferred stock is redeemable at Holdings’ option at any time, subject to the applicable terms of our debt instruments and applicable laws. In conjunction with a special dividend on its common stock distributed by Holdings in January 2007, Holdings also redeemed 95,107 shares of its preferred stock at its initial face value plus accrued and unpaid dividends. Immediately following the redemption, 29,893 shares of preferred stock with a face amount of $33.3 million, representing an initial face amount of $29.9 million plus accrued and unpaid dividends of $3.4 million, were outstanding. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for additional information about the terms of the preferred stock.

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

As part of the Transactions, we made a special tax election referred to as a “338(h)(10) election” with respect to the target companies. Under the 338(h)(10) election, the target companies were deemed to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization will increase, which will reduce our cash taxes in the future and thus further enhance our free cash flow generation.

Results of Operations

Supplemental Data

The following table provides data for selected business segments.

	Three Months Ended December 31,		Years Ended December 31,
	2006	2005	2006	2005	2004
Membership Operations:
Retail
Average Members (1) (000’s)	8,663	10,008	9,102	10,786	12,832
% Monthly Members	35.7%	31.6%	34.6%	28.6%	17.4%
% Annual Members	64.3%	68.4%	65.4%	71.4%	82.6%
Annualized Net Revenue Per Average Member (2)	$71.58	$64.59	$67.96	$61.13	$52.86
Wholesale
Average Members (1)(3) (000’s)	3,925	3,884	3,942	3,843	4,179
Portion for service formerly retail (000’s)	2,136	1,785	2,048	1,593	832
Retail including wholesale formerly retail (000’s)	10,799	11,793	11,150	12,379	13,664
Global Membership Operations:
Retail
Average Members(1)(4) (000’s)	8,828	10,008	9,200	10,786	12,832
Annualized Net Revenue Per Average Member(2)	$71.90	$64.59	$68.15	$61.13	$52.86
Average Retail Members including wholesale formerly retail(4) (000’s)	10,964	11,793	11,248	12,379	13,664
Insurance and Package Operations:
Insurance(5)
Average Basic Insured (1) (000’s)	26,940	29,090	27,672	29,396	32,111
Average Supplemental Insured (000’s)	5,263	5,401	5,315	5,512	5,866
Annualized Net Revenue per Supplemental Insured (2)	$54.18	$38.57	$49.22	$42.62	$43.04
Package
Average Members (1) (000’s)	6,543	7,341	6,843	7,532	8,543
Annualized Net Revenue Per Average Member (2)	$13.80	$13.74	$13.60	$13.72	$13.18
International Operations:
Package
Average Members (1) (000’s)	16,089	18,478	16,697	19,625	19,043
Annualized Net Revenue Per Average Package Member (2)	$7.83	$6.21	$7.04	$6.58	$8.13
Other Retail Membership
Average Members(1)(6) (000’s)	2,329	2,178	2,334	2,455	4,043
Annualized Net Revenue Per Average Member (2)(7)	$21.04	$22.61	$21.00	$21.31	$22.33
New Retail Membership (8)
Average Members (1) (000’s)	165	—	98	—	—
Annualized Net Revenue Per Average Member (2)	$88.40	$—	$86.31	—	—

(1)	Average Members and Average Basic Insured for the period are calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A member’s or insured’s, as applicable, count is removed in the period in which the member or insured, as applicable, has cancelled.

(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average members or insureds, as applicable, for the period. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(3)	Includes 2,048,000, 1,593,000 and 832,000 average members for the years ended December 31, 2006, 2005 and 2004, respectively, related to wholesale programs historically offered under retail arrangements.

(4)	Includes International Operations New Retail Average Members.

(5)	Excludes long-term preferred care programs which were monetized as part of the 2004 Events.

(6)	Includes 970,000 average members for the year ended December 31, 2004 related to the programs monetized as part of the 2004 Events.

(7)	Excludes non-recurring revenue of $15.7 million for the year ended December 31, 2004 related to the programs monetized as part of the 2004 Events.

(8)	As a result of initiating retail marketing in our International Operations during the second quarter of 2005, we began tracking retail joins in a manner consistent with our Membership Operations.

In late 2002, our membership operations changed its strategic focus to overall profitability and generating higher revenue from each member rather than the size of our member base. This has resulted in lower average members offset by higher average revenues per member at lower commission rates and lower variable cost and higher contribution per member. Following a competitive analysis of the marketplace, we recognized that our products were priced below similar products offered in the marketplace. Additionally, we recognized that there were opportunities to further optimize marketing campaigns that had the effect of acquiring less members but nonetheless such members were more profitable in the aggregate. By raising prices and marketing more efficiently, we were able to increase our revenues even though fewer aggregate members joined our programs. For example, 100 consumers joining a program with a $100 annual fee is likely to generate more revenue than 120 consumers joining a program with a $75 annual fee. Accordingly, by increasing the prices for our programs and engaging in marketing campaigns that were designed to achieve a greater return on marketing investment, we were able to increase our revenues even though the aggregate number of members in our base declined.

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

Domestic package members have declined primarily due to certain client terminations, some of which were at lower prices than the net revenue per average member.

2005 Pro Forma Results of Operations

The unaudited pro forma consolidated results of operations are presented for information purposes only and are not intended to represent or be indicative of the consolidated results of operations that we would have reported had the Transactions been completed as of the dates and for the period presented, and should not be taken as representative of our consolidated results of operations for future periods.

The unaudited pro forma results of operations for the year ended December 31, 2005 are based on the historical combined results of operations of the acquired business, the Predecessor, for the period January 1, 2005 to October 16, 2005, and our historical consolidated results of operations for the period October 17, 2005 to December 31, 2005 and give effect to the Transactions as if they had occurred on January 1, 2005. Pro forma adjustments were made to reflect:

•	Changes in depreciation and amortization expenses resulting from fair value adjustments to tangible assets and amortizable intangible assets;

•	Increase in interest expense resulting from additional indebtedness incurred in connection with the Transactions; and

•	Transaction and debt issuance costs incurred as a result of the Transactions.

The pro forma adjustments (see Note 2 below) do not include the effect of the reductions in deferred revenue and prepaid commissions recorded in purchase accounting, nor the recording of a liability in purchase accounting for the fair value of servicing our members existing at the date of the Transactions for which no revenue will be recognized in the future. The effect of these purchasing accounting adjustments on the Company’s historical consolidated results of operations for the period from October 17, 2005 to December 31, 2005 is discussed in the “—Overview of 2005 Historical Operating Results” section below.

	Company Historical (1)	Predecessor Historical (1)			Company Pro Forma
	October 17, 2005 to December 31, 2005	January 1, 2005 to October 16, 2005	Pro Forma Adjustments (2)		Year Ended December 31, 2005
	(in millions)
Net revenues	$134.9	$1,063.8	—		$1,198.7

Expenses:
Marketing and commissions	87.1	515.0	(13.8	) (a)	588.3
Operating costs	48.7	315.0	—		363.7
General and administrative	20.2	134.5	(25.1	) (b)	129.6
Gain on sale of assets	—	(4.7)	—		(4.7)
Depreciation and amortization	84.5	32.3	290.6	(c)	407.4

Total expenses	240.5	992.1	251.7		1,484.3

Income (loss) from operations	(105.6)	71.7	(251.7)		(285.6)
Interest income	1.3	1.9	—		3.2
Interest expense	(31.9)	(0.5)	(119.2	) (d)	(151.6)
Other income, net	—	5.9	—		5.9

Income (loss) before income taxes and minority interests	(136.2)	79.0	(370.9)		(428.1)
Income tax (expense) benefit	—	(28.9)	24.8	(e)	(4.1)
Minority interests, net of tax	(0.1)	—	—		(0.1)

Net income (loss)	$(136.3)	$50.1	$(346.1)		$(432.3)

Note 1:

Reflects the Company’s consolidated results of operations for the period from October 17, 2005 to December 31, 2005 (Company Historical) and the Predecessor’s historical combined results of operations for the period from January 1, 2005 to October 16, 2005 (Predecessor Historical).

Note 2:

Reflects the following pro forma adjustments to give effect to the Transactions for the year ended December 31, 2005:

(a)	Represents: (i) the elimination of $8.9 million of marketing expenses related to the amortization of the Predecessor’s insurance contract rights and list fees that is reflected as amortization expense in 2005 (see adjustment (c) below); and, (ii) the adjustment to conform the Predecessor’s accounting for deferred acquisition costs to our accounting policy of expensing such costs as incurred in the amount of $4.9 million, which amount represents the net impact of the acquisition expenses incurred during 2005 being less than the Predecessor’s historical amortization expense related to such costs.

(b)	Primarily represents the elimination of $18.2 million of bonus payments to certain of our officers and employees in connection with the closing of the Transactions that were expensed by the Predecessor, and the elimination of the $6.7 million charge related to the accelerated vesting of Cendant restricted stock units and stock options in connection with the closing of the Transactions that were expensed by the Predecessor.

(c)	Represents the net increase in amortization expense of $287.5 million resulting from the estimated new values allocated to our identifiable intangible assets using lives ranging from 3 years to 15 years, primarily on an accelerated basis, and the net increase in depreciation expense of $3.1 million resulting primarily from the estimated increased value and remaining useful life assigned to capitalized software. The identified intangible assets were comprised of member relationships, affinity relationships, proprietary databases and systems, trademarks and tradenames, and patents and technology.

(d)

Represents incremental interest expense for the additional indebtedness related to the Transactions, consisting of our 10 1/8% Senior Notes in the principal amount of $270.0 million, net of discount of $3.6 million, the term loan B under our credit facility in the principal amount of $860.0 million and our senior subordinated bridge loan facility in the principal amount of $383.6 million. The interest rates used for pro forma purposes are generally based on the rates in effect during the period from October 17, 2005 to December 31, 2005. The adjustment assumes amortization of the discount on the senior notes based upon an effective interest rate of 10.375%. Also, the adjustment assumes amortization of debt issuance costs of approximately $42.0 million using the effective interest method over the maturity of the debt. The estimated weighted average interest rate used to compute the pro forma adjustment for interest expense is approximately 8.8%.

(e)	Represents the elimination of the Predecessor’s historical provision for income taxes and the inclusion of a provision for income taxes based on our tax status following the Transactions. We have provided a valuation allowance against our net federal and state deferred tax assets with the exception of deferred tax liabilities relating to goodwill amortization for federal and state income tax purposes. The pro forma tax provision for income taxes primarily includes deferred taxes for goodwill deductible on our federal and state income tax returns, current state taxes and foreign income taxes.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 (on a pro forma basis)

We have presented 2005 results of operations on a pro forma basis and discussed the 2006 historical results of operations in relation to the 2005 pro forma results of operations. The following table summarizes our historical consolidated results of operations for the year ended December 31, 2006 and pro forma consolidated results of operations for the year ended December 31, 2005:

	Company Historical	Company Pro Forma	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	Year Ended December 31, 2006	Year Ended December 31, 2005
	(in millions)
Net revenues	$1,137.7	$1,198.7	$(73.6)	$12.6

Expenses:
Marketing and commissions	580.9	588.3	(21.9)	14.5
Operating costs	326.1	363.7	(8.0)	(29.6)
General and administrative	106.9	129.6	7.3	(30.0)
Gain on sale of assets	—	(4.7)	—	4.7
Goodwill impairment	15.5	—	—	15.5
Depreciation and amortization	396.8	407.4	(6.4)	(4.2)

Total expenses	1,426.2	1,484.3	(29.0)	(29.1)

Income (loss) from operations	(288.5)	(285.6)	(44.6)	41.7
Interest income	5.7	3.2	—	2.5
Interest expense	(148.8)	(151.6)	—	(2.8)
Other income, net	—	5.9	—	(5.9)

Income (loss) before income taxes and minority interests	(431.6)	(428.1)	(44.6)	41.1
Income tax (expense) benefit	(6.3)	(4.1)	17.6	(19.8)
Minority interest, net of tax	(0.3)	(0.1)	—	(0.2)

Net income (loss)	$(438.2)	$(432.3)	$(27.0)	$21.1

Overview of 2006 Historical Operating Results

The following is an overview of major changes affecting our historical operating results in 2006 compared to 2005:

•

Purchase accounting adjustments made in the Transactions had a significant impact on our consolidated results of operations in 2006 and our pro forma results of operations in 2005 following the Transactions. These entries, which are non-cash in nature, reduced 2006 net revenues by $73.6 million more than the comparable entries reduced 2005 net revenues and reduced income from operations by $44.6 million more than the comparable entries reduced 2005 income from operations. Since deferred revenues were reduced in purchase accounting, net revenues recognized for periods following the Transactions have been and will be less than they otherwise would have been. Also, we recorded a liability in purchase accounting for the fair value of servicing our members existing at the date of the Transactions for which no revenue will be recognized in the future. Because the liability recorded in purchase accounting will be used to offset future servicing costs for such members, our operating costs have been and will be lower for periods following the Transactions than they otherwise would have been. Also, because prepaid commissions were reduced in purchase accounting, marketing and commissions expense for periods following the Transactions have been and will be less than they otherwise would have been. The effect of these purchase accounting adjustments on the Company’s historical consolidated results of operations for the year ended December 31, 2006 was to reduce net revenues by $67.6 million compared to 2005 pro forma net revenues, reduce marketing and commissions expense by $21.9 million compared to 2005 pro forma marketing and commissions expense, and reduce operating costs expense by $5.1 million compared to 2005 pro forma operating costs. In addition, amortization of an asset from a favorable non-market contract recorded in purchase accounting reduced 2006 net revenues by $6.0 million, while the amortization of a liability from unfavorable non-market contracts reduced 2006 operating costs by $2.9 million.

Historical 2006 Results Compared to Pro Forma 2005 Results

The following section provides an overview of our historical consolidated results of operations for the year ended December 31, 2006 compared to our pro forma consolidated results of operations for the year ended December 31, 2005.

Net Revenues. For the year ended December 31, 2006, the Company reported net revenues of $1,137.7 million, a decrease of $61.0 million, or 5.1%, as compared to net revenues of $1,198.7 million for the comparable period in 2005. Net revenues as a result of the Transactions decreased $73.6 million, primarily the result of a non-cash reduction in deferred revenue recorded in purchase accounting. Excluding the effect of the Transactions, net revenues increased $12.6 million primarily from increased revenue of $17.5 million in our Insurance and Package business primarily due to lower cost of insurance, and increased average premiums per insured, partially offset by lower package revenues, primarily due to lower average package members, along with higher net revenues of $16.7 million in our Loyalty business from an increase in loyalty and enhancement programs and royalty revenue from the licensing of patents to Cendant. Net revenues decreased in our Membership business by $21.0 million, primarily the result of lower retail member volumes, partially offset by higher average revenues per retail member and an increase in wholesale revenues. Net revenues decreased slightly in our International business, primarily due to the negative impact of contract renewal renegotiations with certain affinity partners, partially offset by increases due to new retail program introductions.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $7.4 million, or 1.3%, to $580.9 million for the year ended December 31, 2006 from $588.3 million for the year ended December 31, 2005. A non-cash reduction to prepaid commissions related to deferred revenues recorded in purchase accounting as a result of the Transactions reduced marketing and commissions expense by approximately $21.9 million. This was partially offset by a $14.5 million increase in marketing and commissions expense excluding the impact of the Transactions, primarily due to higher marketing expenditures to generate future revenues in our International operations from new retail programs and in our Insurance and Package operations, partially offset by lower commissions in our Membership business.

Operating Costs. Operating costs decreased by $37.6 million, or 10.3%, to $326.1 million for the year ended December 31, 2006 from $363.7 million for the year ended December 31, 2005. Operating costs, excluding the impact of the Transactions, decreased by $29.6 million primarily due to decreases in our Membership and Insurance and Package operations of $30.1 million and $7.9 million, respectively, partially offset by increased costs in our Loyalty operations of $7.4 million primarily due to higher revenues. Operating cost reductions included lower product and servicing costs for a lower membership base, lower protection product costs and improvements in contact center operations in our Membership business of $14.0 million, lower employee related costs in our Insurance and Package operations of $7.5 million and benefits from outsourcing our travel call center operations of $3.4 million. As a result of the Transactions, operating costs decreased $8.0 million due to a $5.1 million adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) and a non-cash purchase accounting adjustment for the amortization of unfavorable non-market contracts of $2.9 million.

General and Administrative Expense. General and administrative expenses decreased by $22.7 million, or 17.5%, to $106.9 million for the year ended December 31, 2006 from $129.6 million for the year ended December 31, 2005. Excluding the impact of the Transactions, general and administrative expenses declined $30.0 million, primarily due to the absence in 2006 of general corporate overhead charges from Cendant of $13.5 million and lower litigation settlement costs of $19.5 million. Partially offsetting these decreases was a $7.3 million charge related to accrued management retention bonuses as a result of the Transactions.

Gain on Sale of Assets. Gain on sale of assets decreased by $4.7 million during 2006, the result of a deferred payment recorded in 2005 in connection with the sale of 78% of our long-term preferred care commission rights in December 2004 as part of the 2004 Events.

Goodwill Impairment. A goodwill impairment charge of $15.5 million was recorded in the fourth quarter of 2006 in our Loyalty business, primarily the result of lower projected future cash flows, principally due to the loss of a major program during the fourth quarter of 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $10.6 million to $396.8 million for the year ended December 31, 2006 from $407.4 million for the year ended December 31, 2005, primarily due to a $6.4 million decrease as a result of the Transactions, primarily the result of a decrease in the amortization rate of the intangible assets acquired in the Transactions during the fourth quarter of 2006. This decrease was partially offset by upward revisions in 2006 of the estimates of intangible assets resulting from the fair values allocated to our identifiable intangible assets as a result of the Transactions. Amortization expense is based on an allocation of values to intangible assets and is amortized over lives ranging from 3 years to 15 years, primarily on an accelerated basis. In addition, depreciation expense decreased by $4.2 million, excluding the effect of purchase accounting, principally due to property and equipment that became fully depreciated during 2006.

Interest Expense. Interest expense decreased by $2.8 million to $148.8 million for the year ended December 31, 2006 from $151.6 million for the year ended December 31, 2005, primarily due to the effect of a $20 million voluntary prepayment of our term loan during the fourth quarter of 2005 and $85 million of additional voluntary prepayments of the term loan made during 2006, coupled with the refinancing of our bridge loan facility during the second quarter of 2006.

Other Income, Net. Other income, net decreased $5.9 million for the year ended December 31, 2006, primarily due to the absence in 2006 of $5.9 million of non-cash other income recognized in 2005 resulting from the dissolution of our Japanese joint venture operations as discussed in Note 12 to our consolidated and combined financial statements included elsewhere herein.

Income Tax (Expense) Benefit. Income tax expense increased by $2.2 million to $6.3 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005 due to the movement in valuation allowances established against foreign deferred tax assets offset by the reduction in current tax liabilities.

Operating Segment Results

The following section provides an overview of our historical consolidated results of operations for the year ended December 31, 2006 compared to our pro forma consolidated results of operations for the year ended December 31, 2005.

Net revenues and Segment EBITDA by operating segment are as follows:

	Years Ended December 31,
	Net Revenues				Segment EBITDA (1)
	Historical 2006	Pro Forma 2005	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	Historical 2006	Pro Forma 2005	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Membership operations	$549.8	$655.9	$(85.1)	$(21.0)	$(8.3)	$25.6	$(63.4)	$29.5
Insurance and package operations	366.0	317.3	31.2	17.5	118.7	71.2	24.4	23.1
International operations	161.9	176.9	(12.6)	(2.4)	(1.1)	9.9	(4.9)	(6.1)
Loyalty operations	66.7	57.1	(7.1)	16.7	19.3	15.1	(7.1)	11.3
Eliminations	(6.7)	(8.5)	—	1.8	—	—	—	—

Total operations	1,137.7	1,198.7	(73.6)	12.6	128.6	121.8	(51.0)	57.8
Corporate	—	—	—	—	(4.8)	—	—	(4.8)
Goodwill impairment	—	—	—	—	(15.5)	—	—	(15.5)

Total	$1,137.7	$1,198.7	$(73.6)	$12.6	108.3	121.8	(51.0)	37.5

Depreciation and amortization					(396.8)	(407.4)	(6.4)	(4.2)

Income (loss) from operations					$(288.5)	$(285.6)	$(44.6)	$41.7

(1)	See “Covenant Compliance – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 21 to the consolidated and combined financial statements included elsewhere herein for a discussion on Segment EBITDA.

Membership Operations. Membership net revenues decreased for the year ended December 31, 2006 by $106.1 million, or 16.2%, to $549.8 million from $655.9 million for the year ended December 31, 2005. The decrease was primarily attributable to an $85.1 million non-cash decrease in net revenues related to a reduction in deferred revenue recorded in purchase accounting from the Transactions, along with a decrease of $21.0 million, primarily due to lower retail member volumes, partially offset by higher average revenues per retail member and higher wholesale revenues, including revenue from programs that were formerly retail.

Segment EBITDA decreased by $33.9 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. Segment EBITDA as a result of the Transactions was negatively affected by a reduction of $58.3 million in deferred revenue recorded in purchase accounting, net of prepaid commissions and the amortization of the liability to service our members (for which no revenue will be recognized in the future), and $7.3 million of charges recorded in 2006 related to accrued management bonuses as a result of the Transactions. Excluding the effects of the Transactions, the impact of lower membership revenue of $21.0 million was more than offset by expanded margins on the overall member base due to lower commissions and lower product benefit and servicing costs totaling $39.8 million, including approximately $14.0 million due to lower product and service costs associated with a lower membership base and improvements in contact center operations, and $3.4 million of benefits realized from outsourcing our travel call center operations. In addition, general and administrative expenses decreased by $10.3 million, primarily as a result of $11.3 million of litigation expenses recorded in 2005 which were not recurring and the absence in 2006 of $6.9 million of general corporate overhead charges in 2005 from Cendant, partially offset by increased fixed payroll and higher management incentive bonuses totaling $6.5 million.

Insurance and Package Operations. Insurance and package net revenues increased by $48.7 million, or 15.3%, to $366.0 million for the year ended December 31, 2006 compared to $317.3 million for the year ended December

31, 2005, primarily due to a non-cash increase in deferred revenue as a result of purchase accounting of $31.2 million. Excluding the effects of the Transactions, higher insurance revenue of $26.1 million, primarily attributable to lower cost of insurance and increased average premiums per insured was partially offset by lower package revenues of $8.3 million, primarily due to lower average package members.

Segment EBITDA increased by $47.5 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005, due in part to a non-cash increase in deferred revenue, net of prepaid commissions, as a result of purchase accounting of $24.4 million. Excluding purchase accounting, the impact of the net increase in revenue, net of higher commission and marketing costs, increased Segment EBITDA by $7.5 million. Segment EBITDA also benefited from lower employee costs of $7.5 million and the absence in 2006 of litigation settlement costs from the Fortis matter of $8.2 million and general corporate overhead charges from Cendant of $4.7 million. Segment EBITDA in 2006 was reduced by the absence of a $4.7 million gain on sale of assets recorded in 2005 resulting from a deferred payment on the Long Term Preferred Care commission rights sold as part of the 2004 Events.

International Operations. International net revenues decreased by $15.0 million, or 8.5%, to $161.9 million for the year ended December 31, 2006 compared to $176.9 million for the year ended December 31, 2005. The decline was primarily due to a $12.6 million non-cash reduction in deferred revenues as a result of purchase accounting adjustments from the Transactions. Excluding the effects of the Transactions, international package revenues decreased by $12.2 million as a result of contract renewal renegotiations with certain significant affinity partners and $3.2 million from a terminated contract in South Africa. These decreases were partially offset by increased revenues of $8.5 million from new program introductions including our new retail offerings and the positive impact from the weakening of the U.S. dollar of $1.8 million.

Segment EBITDA decreased by $11.0 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The decrease was primarily due to lower net package revenues combined with higher marketing and commissions expense and operating costs principally associated with new retail programs which reduced Segment EBITDA by approximately $16.4 million, along with $4.7 million of higher travel service fee costs. This was partially offset by lower operating and general and administrative costs including $6.1 million of lower restructuring costs, $5.5 million of reduced IT infrastructure and related costs, and the absence in 2006 of $1.9 million in general corporate overhead charges from Cendant. Excluding the effects of the Transactions, Segment EBITDA was further reduced by a $5.6 million reduction of deferred revenues net of commissions and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of purchase accounting adjustments.

Loyalty Operations. Revenues from Loyalty operations increased by $9.6 million, or 16.8%, to $66.7 million for the year ended December 31, 2006 compared to $57.1 million for the year ended December 31, 2005. Loyalty and enhancement programs increased $9.3 million over the prior year period including a $3.8 million one-time benefit for a contract termination penalty. Higher Loyalty revenue of $7.4 million received from the licensing of patents to Cendant was reduced by a $6.0 million non-cash purchase accounting adjustment as the agreement was determined to have a favorable component as compared to market. In addition, a reduction related to a deferred revenue adjustment recorded in purchase accounting from the Transactions further reduced net revenues by $1.1 million.

Segment EBITDA increased by $4.2 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005, comprised of a decrease of $7.1 million related to the purchase accounting adjustments attributable to the Transactions and an increase of $11.3 million excluding the effects of the Transactions. The decrease related to purchase accounting was attributable to a $6.0 million non-cash purchase accounting adjustment referenced above and a $1.1 million adjustment to deferred revenue. The increase excluding the effects of the Transactions was due to $2.1 million higher loyalty and enhancement package contributions, including the benefit from a non-recurring $3.8 million contract termination penalty, $7.4 million from the licensing of patents to Cendant and settlement fees related to enforcement of patent rights of $3.5 million. These increases were partially offset by litigation costs incurred to enforce patent rights that were $1.7 million higher than the prior year.

Corporate. For the year ended December 31, 2006, the Company incurred $4.8 million of costs that were generally of a corporate nature or managed on a corporate basis, including stock-based compensation expense recorded in accordance with FASB Statement No. 123R and consulting fees paid to Apollo.

Goodwill Impairment. A goodwill impairment charge of $15.5 million was recorded in the fourth quarter of 2006 in our Loyalty business, primarily the result of lower projected future cash flows, principally due to the loss of a major program.

Year Ended December 31, 2005 (on a pro forma basis) Compared to Year Ended December 31, 2004

We have presented 2005 results of operations on a pro forma basis and discussed the 2005 pro forma results of operations in relation to the 2004 historical results of operations. The following table summarizes our pro forma consolidated results of operations for the year ended December 31, 2005 and historical combined results of operations for the year ended December 31, 2004:

	Company Pro Forma	Predecessor Historical	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	Year Ended December 31, 2005	Year Ended December 31, 2004
	(in millions)
Net revenues	$1,198.7	$1,530.9	$(142.1)	$(190.1)

Expenses:
Marketing and commissions	588.3	665.3	(48.4)	(28.6)
Operating costs	363.7	383.3	(27.9)	8.3
General and administrative	129.6	185.0	3.8	(59.2)
Gain on sale of assets	(4.7)	(23.9)	—	19.2
Depreciation and amortization	407.4	43.9	366.2	(2.7)

Total expenses	1,484.3	1,253.6	293.7	(63.0)

Income (loss) from operations	(285.6)	277.3	(435.8)	(127.1)
Interest income	3.2	1.7	—	1.5
Interest expense	(151.6)	(7.3)	(150.9)	6.6
Other income, net	5.9	0.1	—	5.8

Income (loss) before income taxes and minority interests	(428.1)	271.8	(586.7)	(113.2)
Income tax (expense) benefit	(4.1)	104.5	(4.1)	(104.5)
Minority interest, net of tax	(0.1)	0.1	—	(0.2)

Net income (loss)	$(432.3)	$376.4	$(590.8)	$(217.9)

Overview of 2005 Historical Operating Results

The following is an overview of major changes affecting our historical operating results in 2005:

•

Purchase accounting adjustments made in the Transactions had a significant impact on our pro forma results of operations in 2005 following the Transactions. These entries, which are non-cash in nature, reduced net revenues by $142.1 million and income from operations by $435.8 million. Because deferred revenues were reduced in purchase accounting, net revenues recognized for periods following the Transactions will be less than they otherwise would have been. Also, we recorded a liability in purchase accounting for the fair value of servicing our members existing at the date of the Transactions for which no revenue will be recognized in the future. Because the liability recorded in purchase accounting will be used to offset future servicing costs for such members, our operating costs will be lower for periods following the Transactions than they otherwise would have been. Also, because prepaid commissions were reduced in purchase accounting, marketing and commissions expense for periods following the Transactions will be less than they otherwise would have been. The effect of these purchase accounting adjustments on the Company’s historical consolidated results of operations for the period from October 17, 2005 to December 31, 2005 was to reduce net revenues by $142.1 million, marketing and commissions expense by $36.6 million, and operating costs expense by $27.9 million. Marketing and commissions expense also decreased approximately $11.8 million related to the amortization of capitalized insurance contract rights and list fees whose fair value is now included in other intangibles, net. Amortization of existing insurance contract rights and list fees as of the transaction date is reflected as amortization expense for 2005. Additionally, the Company recorded $366.2 million incremental depreciation and amortization expense which negatively affected results of operations. The incremental depreciation expense relates primarily to a purchase accounting adjustment to capitalized software.

•

In the third and fourth quarters of 2004, we entered into the 2004 Events to monetize certain assets and recurring revenue streams. These 2004 Events, along with the related revenue streams, contributed approximately $98 million of non-recurring revenue and approximately $110 million of income from operations in 2004, which will not recur in the future. Additionally, there were certain other matters of a non-recurring nature impacting our 2004 results of operations further described below.

•

International operations had lower net revenues of $87.1 million and lower income from operations of $51.1 million in existing international package enhancement and retail programs primarily as a result of contract renewal renegotiations with certain significant affinity partners. Further, a restructuring plan was put in place to reduce operating costs. This plan includes centralization of certain functions and facilities both within Europe, as well as globally, including consolidation of data centers, outsourcing of call center activities and creating centralized oversight of human resources, IT, legal and other support functions. We expect package market erosion due to contract renegotiations for our international operations will continue in the near-term and that it will cause our income from operations and Segment EBITDA in our international operations for 2006 to be lower as compared to 2005.

•

During 2004, we began to integrate our historically separate operations into a single, global organization with a revised business strategy to achieve long-term growth. We began integrating our marketing spend to focus on more profitable opportunities and to maximize returns across all of our operations on a global basis. As a result, we reduced certain of our marketing spend in less profitable areas during 2004, which resulted in lower near-term net revenues and operating income contributions in 2005. During 2005 we increased our marketing spend to invest in internet channels.

•

Travel agency operations within our membership operations experienced lower net revenues and income from operations of $13.3 million and $5.2 million, respectively, during 2005 as compared to 2004. This was caused by lower levels of travel members, a reduction in travel sale conversion rates during the initial transition period to a new outsourcing partner for our travel call center operations and changes in intercompany arrangements. In response, a restructuring plan was put in place in early 2005 to lower operating costs. This plan includes reduction of fixed costs in the areas of facility and support service, as well as cost savings from outsourcing of the agency’s call center activities.

Pro Forma 2005 Compared to Historical 2004 Results

The following section provides an overview of our pro forma consolidated results of operations for the year ended December 31, 2005 compared to our historical combined results of operations for the year ended December 31, 2004.

Net Revenues. During 2005, net revenues decreased by $332.2 million, or 21.7%, to $1,198.7 million in 2005 from $1,530.9 million in 2004 of which $142.1 million of the decrease was due to a non-cash reduction in deferred revenue recorded in purchase accounting and approximately $98 million (which does not include certain other matters of a non-recurring nature described below) of the decrease was due to the monetization of certain agreements as part of the 2004 Events, that resulted in non-recurring revenues in 2004.

Membership net revenues decreased by $180.0 million, or 21.5%, to $655.9 million in 2005 from $835.9 million in 2004. The reduction in net revenues during 2005 was primarily due to a non-cash $99.9 million reduction in deferred revenues as a result of purchase accounting adjustments (see “—Overview of 2005 Historical Operating Results” and “—Operating Segment Results”), a loss of $14.8 million in royalties earned from one of the contracts discontinued as part of the 2004 Events in the third quarter of 2004 and related non-recurring revenue of $33.8 million upon contract termination and a $13.3 million decrease in travel agency revenues due to lower levels of travel members, a reduction in travel sale conversion rates during the transition period to a new outsourcing partner for our travel call center operations and changes in intercompany arrangements. An increase in wholesale net revenues of $23.7 million was offset by decreases in our retail membership net revenues of $22.0 million, primarily as a result of us selling more wholesale memberships which, unlike our retail arrangements, have no related commission expense. In addition, membership net revenues decreased as a result of a change in estimate for sales tax obligations of $18.5 million reflected as net revenues in 2004.

Insurance and package net revenues decreased by $74.4 million, or 19.0%, to $317.3 million in 2005 from $391.7 million in 2004. Insurance net revenues decreased by $64.4 million, primarily due to a $32.6 million non-cash reduction in deferred revenues as a result of purchase accounting adjustments (see “Overview of 2005 Historical Operating Results” and “Operating Segment Results”), a loss of $10.5 million in revenues from our the sale of 78% of our long-term care commission rights, which we sold as part of the 2004 Events, a $10.2 million increase in cost of insurance primarily as a result of higher claims experience, lower premium revenue of $6.8 million, a reduction of $2.6 million due to certain contract terminations and a one-time $2.1 million contract dispute settlement recorded during 2004 that did not recur in 2005. Package net revenues declined by $10.0 million primarily due to certain contract terminations in 2004 and 2005.

International net revenues decreased by $87.1 million, or 33.0%, to $176.9 million in 2005 from $264.0 million in 2004. The decrease in net revenues was primarily due to the loss of certain Payment Card Protection membership programs of $48.0 million of which $15.7 million represented non-recurring revenue recognized from the sale of a marketing contract which was monetized in the fourth quarter of 2004 as part of the 2004 Events and $21.0 million from revenues generated prior to the sale in 2004 which will not recur in the future, lower international package revenues, resulting from contract renewal renegotiations with certain significant affinity partners of $24.4 million, $9.1 million non-cash reduction in deferred revenues as a result of purchase accounting adjustments (see “Overview of 2005 Historical Operating Results” and “Operating Segment Results”) and $7.9 million related to the termination of our Japanese joint venture operations in late 2004.

Loyalty operations net revenues increased by $11.0 million, or 23.9%, to $57.1 million in 2005 from $46.1 million in 2004 primarily due to growth in new and existing loyalty programs.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $77.0 million, or 11.6%, to $588.3 million in 2005 from $665.3 million in 2004.

Marketing and commissions expense in our membership operations decreased by $27.4 million primarily due to a reduction in membership commissions of $25.9 million as a result of non-cash purchase accounting adjustments to prepaid commissions (see “Overview of 2005 Historical Operating Results”), a $14.5 million reduction from changes in affinity partner arrangements (more wholesale memberships were sold which have no related commission expense) and a higher percentage of marketing spend on Internet and direct mail marketing (which generally have lower commissions than other marketing media), offset by a $9.1 million increase in new membership marketing program spending in 2005 as compared to 2004, including a significant increase in our marketing spend in online media and a $4.6 million commission reimbursement received in 2004 as part of the 2004 Events that did not reoccur in 2005.

Marketing and commissions expense in our insurance and package operations decreased by $20.1 million primarily due to marketing expense related to the Predecessor’s amortization of contract rights and list fees that was recorded as amortization expense in 2005 (due to the inclusion of the value of such assets in purchase accounting as intangible assets. See Note 2- Summary of Significant Accounting Policies – Goodwill and Identifiable Intangible Assets) whereas $11.8 million of such costs were included in marketing and commissions expense in 2004, a reduction in commissions of $6.8 million as a result of non-cash purchase accounting adjustments to prepaid commissions (see “—Overview of 2005 Historical Operating Results”), integration savings of $3.9 million, and reduction in package marketing and product costs of $2.1 million, offset by an increase in insurance marketing spend of $5.0 million.

Marketing and commissions expense in our international operations decreased by $28.3 million primarily due to a $23.5 million reduction in commission expense as a result of a membership revenue stream sold in 2004, non-cash purchase accounting adjustments of $3.9 million to prepaid commissions (see “—Overview of 2005 Historical Operating Results”), and $1.4 million related to the termination of our Japanese joint venture in late 2004.

Operating Costs. Operating costs decreased by $19.6 million, or 5.1%, to $363.7 million in 2005 from $383.3 million in 2004. The decrease was primarily due to a $27.9 million non-cash purchase accounting adjustment in connection with the liability recorded in purchase accounting to service our members at the date of the Transactions (see “Overview of 2005 Historical Operating Results”), a reduction in travel agency operating costs of $9.0 million, $4.8 million in savings related to our 2004 integration program and $5.2 million related to the termination of our Japanese joint venture in late 2004. These decreases in operating costs were offset by a $22.4 million increase from the introduction of higher priced and associated higher cost membership protection programs that have higher costs due to enhanced benefits (which are disproportionately incurred during the first year of membership) and $5.0 million of start up and other operating costs associated with the launch of loyalty programs.

General and Administrative Expense. General and administrative expenses decreased by $55.4 million, or 30.0%, to $129.6 million in 2005 from $185.0 million in 2004. This decrease was primarily as a result of a $73.7 million charge in 2004 related to a verdict in a contractual dispute with one of our insurance providers (as discussed in Note 14 to the consolidated and combined financial statements included elsewhere herein), absence of $8.7 million of transaction costs incurred in connection with amending our relationship with TRL Group in 2004 and $4.4 million related to the termination of our Japanese joint venture in late 2004. The decrease was partially offset by $10.3 million in expense accruals for litigation matters, $3.8 million in retention bonuses expensed subsequent to the closing of the Transactions due to the continuing employment requirements of the bonus agreements, international severance costs of $5.1 million, higher legal costs of $2.9 million related to the contractual dispute mentioned above, and the impact from the favorable resolution of certain litigation during 2004 of $3.6 million which did not recur in 2005.

Gain on Sale of Assets. During 2005, we recognized $4.7 million of a deferred gain and other items upon delivery of certain consents required from third parties in connection with the sale of 78% of our long-term care commission rights in December 2004, as part of the 2004 Events offset by the gain recorded in 2004 of $23.9 million.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $363.4 million to $407.3 million in 2005 from $43.9 million in 2004, primarily due to $366.2 million in amortization expense of intangible assets resulting from the fair values allocated on a preliminary basis to our identifiable intangible assets as a result of the Transaction. The pro forma amortization expense is based on a preliminary allocation of values to intangible assets and is amortized over lives ranging from 3 years to 15 years, primarily on an accelerated basis.

Interest Expense. Interest expense increased by $144.3 million to $151.6 million in 2005 from $7.3 million in 2004, primarily due to impact of the new terms loans, senior notes and bridge loans entered into in October 2005. The effects of these costs have been presented on a pro forma basis to show the impact as if the debt was entered into on January 1, 2005.

Other Income, net. During 2005, we recognized other income primarily due to $5.9 million of non-cash other income realized from dissolving our Japanese joint venture operations as discussed in Note 11 to our consolidated and combined financial statements included elsewhere herein.

Income Tax (Expense) Benefit. Income tax (expense) benefit decreased by $108.6 million to a provision of $4.1 million in 2005 from an income tax benefit of $104.5 million in 2004. During the first quarter of 2004 we reversed a valuation allowance of $124.0 million as it became more likely than not that the deferred tax assets of TRL Group would be realized. The $124.0 million valuation allowance reversal was partially offset by a contract termination payment and other related expenses, net of income taxes, totaling approximately $11.0 million. TRL Group was included in the Predecessor’s combined financial statements but filed separate tax returns. Additionally, we reversed income tax reserves in 2004 of approximately $92.3 million. Our provision for income taxes in 2005 was also different than the benefit recorded for 2004 due to the loss we experienced in 2005 for which no tax benefit was reflected in our consolidated financial statements due to the uncertainty of its realization.

Operating Segment Results

The following section provides an overview of our pro forma consolidated results of operations for the year ended December 31, 2005 compared to our historical combined results of operations for the year ended December 31, 2004.

Net revenues and Segment EBITDA by operating segment are as follows:

	Years Ended December 31,
	Net Revenues				Segment EBITDA (1)
	Pro Forma 2005	Historical 2004	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	Pro Forma 2005	Historical 2004	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Membership operations	$655.9	$835.9	$(99.9)	$(80.1)	$25.6	$176.6	$(49.3)	$(101.7)
Insurance and package operations	317.3	391.7	(32.6)	(41.8)	71.2	69.8	(15.0)	16.4
International operations	176.9	264.0	(9.1)	(78.0)	9.9	61.0	(4.6)	(46.5)
Loyalty operations	57.1	46.1	(0.5)	11.5	15.1	13.8	(0.7)	2.0
Eliminations	(8.5)	(6.8)	—	(1.7)	—	—	—	—

Total	$1,198.7	$1,530.9	$(142.1)	$(190.1)	121.8	321.2	(69.6)	(129.8)

Depreciation and amortization					(407.4)	(43.9)	366.2	(2.7)

Income (loss) from operations					$(285.6)	$277.3	$(435.8)	$(127.1)

(1)	See “Covenant Compliance – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 20 to the consolidated and combined financial statements included elsewhere herein for a discussion on Segment EBITDA.

Membership Operations. Membership net revenues decreased by $180.0 million, or 21.5%, and Segment EBITDA decreased by $151.0 million, or 85.5%, during 2005 as compared to 2004. The decrease in membership net revenue was primarily due to the $99.9 million reduction in deferred revenues as a result of purchase accounting adjustments (see “Overview of 2005 Historical Operating Results”), a loss of $14.8 million in royalties earned from one of the contracts discontinued as part of the 2004 Events in the third quarter of 2004 and related non-recurring revenue of $33.8 million upon contract termination and an $13.3 million decrease in travel agency revenues due to lower levels of travel members, a reduction in travel sale conversion rates during the transition period to a new outsourcing partner for our travel call center operations and changes in intercompany arrangements. An increase in wholesale net revenues of $23.7 million was offset by decreases in our retail membership net revenues of $22.0 million, primarily as a result of us selling more wholesale memberships which unlike our retail arrangements have no related commission expense. In addition, membership net revenues decreased as a result of a change in the estimate for sales tax obligations of $18.5 million reflected as net revenues in 2004.

Marketing and commission costs decreased by $27.4 million primarily due to a $25.9 million purchase accounting adjustment to prepaid commissions (see “—Overview of 2005 Historical Operating Results”), $14.5 million resulting from changes in affinity partner arrangements (more wholesale memberships were sold which have no related commission expense) and a higher percentage of marketing spend on Internet and direct mail marketing (which generally have lower commissions than other marketing media), offset by a $9.1 million increase in new membership marketing program spending in 2005 as compared to 2004, including a significant increase in our marketing spend in online media and a $4.6 million commission reimbursement received in 2004 as part of the 2004 Events.

Operating and general and administrative costs decreased $2.6 million primarily due to a $27.9 million purchase accounting adjustment in connection with the liability recorded in purchase accounting to service our members at the date of the Transactions (see “—Overview of 2005 Historical Operating Results”), $9.3 million of lower travel agency operating costs (including a $1.8 million one-time set up fee incurred in connection with transferring this operation to us) offset by $22.4 million of costs associated with the introduction of higher priced and associated higher cost membership protection programs that have higher costs due to enhanced benefits (which are disproportionately incurred during the first year of membership), $10.3 million in litigation settlements and $3.2 million of retention bonuses. Our 2005 results benefited from the absence of $8.7 million of transaction costs incurred in connection with amending our relationship with TRL Group in 2004 partially offset by a $3.6 million favorable litigation settlement in 2004, neither of which recurred in 2005.

Insurance and Package Operations. Insurance and package net revenues decreased by $74.4 million, or 19.0%, and Segment EBITDA increased by $1.4 million, or 2.0%, during 2005 as compared to 2004. Insurance net revenues decreased by $64.4 million, primarily due to a $32.6 million reduction in deferred revenues as a result of purchase accounting adjustments (see “Overview of 2005 Historical Operating Results”), a loss of $10.5 million in revenues from our selling 78% of our long-term care commission rights, which we sold as part of the 2004 Events, a $10.2 million increase in cost of insurance primarily as a result of higher claims experience, lower premium revenue of $6.8 million, a reduction of $2.6 million due to certain contract terminations and a one-time $2.1 million contract dispute settlement recorded during 2004 that did not recur in 2005. Package net revenues declined by $10.0 million primarily due to certain contract terminations.

Marketing and commissions expense in our insurance and package operations decreased by $20.1 million primarily due to marketing expense related to the Predecessor’s amortization of contract rights and list fees that was recorded as amortization expense in 2005 (due to the inclusion of the value of such assets in purchase accounting as intangible assets. See Note 2- Summary of Significant Accounting Policies – Goodwill and Identifiable Intangible Assets) whereas $11.8 million of such costs were included in marketing and commissions expense in 2004, a reduction in commissions of $6.8 million as a result of purchase accounting adjustments to prepaid commissions, integration savings of $3.9 million, reduction in package marketing costs of $2.1 million offset by an increase in insurance marketing spend of $5.0 million.

Operating and general and administrative costs decreased $74.9 million primarily as a result of a $73.7 million charge in 2004 related to a verdict in a contractual dispute with one of our insurance providers (as discussed in Note 14 to the consolidated and combined financial statements included elsewhere herein) and by $7.6 million in incremental savings associated with the integration of our North American membership and insurance and package operations partially offset by higher legal costs of $2.9 million related to the contractual dispute mentioned above and $2.7 increase in package product costs. In addition, during 2005 we recognized $4.7 million of a deferred gain on sale (offset by the gain of $23.9 million that was recognized in late 2004) upon receipt of certain consents required from third parties in connection with the sale of 78% of our long-term care commission rights, as part of the 2004 Events recorded in gain on sale of assets.

International Operations. International net revenues decreased by $87.1 million, or 33.0%, and Segment EBITDA decreased by $51.1 million, or 83.8%, during 2005 as compared to 2004. The decline in net revenue was primarily due to the loss of certain Payment Card Protection membership programs of $48.0 million of which $15.7 million of non-recurring revenue recognized from the sale of a marketing contract which was monetized in the fourth quarter of 2004 as part of the 2004 Events and $21.0 million from revenues generated prior to the sale in 2004 which will not recur in the future, lower international package revenues, resulting from contract renewal renegotiations with certain significant affinity partners of $24.4 million, $9.1 million reduction in deferred revenues as a result of purchase accounting adjustments (see “—Overview of 2005 Historical Operating Results”), and $7.9 million related to the termination of our Japanese joint venture operations in late 2004.

The decrease in Segment EBITDA was primarily due to the loss of $25.0 million from programs monetized as part of the 2004 Events, $20.5 million from the contract renewal renegotiations described above, $7.6 million of incremental expenses associated with the restructuring plan described above offset by $3.1 million related to the termination of our Japanese joint venture in late 2004.

Loyalty Operations. Loyalty operations net revenues increased by $11.0 million, or 23.9%, and Segment EBITDA increased by $1.3 million, or 9.4%, in 2005 as compared to the 2004. Net revenue increased primarily as a result of growth in existing loyalty programs. Segment EBITDA increased as a result of the growth of new loyalty programs partially offset by approximately $5.0 million of start up and other operating costs net of related revenues associated with the launch of loyalty programs for a new client for which the revenue will be recognized over the term of the contract and we received $1.7 million from a favorable settlement of litigation in 2004, which did not recur in 2005.

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2006 and December 31, 2005

	The Company
	December 31, 2006	December 31, 2005	Increase (Decrease)
	(in millions)
Total assets	$1,889.5	$2,200.0	$(310.5)
Total liabilities	2,075.8	1,966.0	109.8
Total equity	(186.9)	233.9	(420.8)

Total assets at December 31, 2006 compared to December 31, 2005 decreased by $310.5 million due to (a) a decrease in intangible assets of $312.3 million, due to amortization expense of $356.1 million, partially offset by increases resulting from purchase accounting adjustments and foreign currency translation of $43.8 million (the intangible assets were acquired as a result of the Transactions – see Notes 1 and 2 to our audited consolidated and combined financial statements included elsewhere herein), (b) a decrease in goodwill of $66.2 million, primarily due to a change in valuation of $50.9 million (see Note 2 to our audited consolidated and combined financial statements included elsewhere herein) and the write off of $15.5 million from an impairment in our Loyalty business, (c) a decrease in cash and cash equivalents of $29.1 million (see “– Liquidity and Capital Resources – Cash Flows”), (d) a decrease in profit share receivable from insurance carriers of $3.2 million as a result of $63.3 million in payments received, offset by new receivables and (e) a decrease in property and equipment of $7.7 million due to current depreciation exceeding capital expenditures. These decreases were partially offset by (a) an increase in trade accounts receivable of $9.2 million due to timing of receipts, (b) an increase of $1.8 million in receivables from related parties also due to timing of receipts, (c) an increase in contract rights and list fees of $60.2 million relating primarily to the acquisition of the servicing rights for a membership program and the members of such program from a major bank of $52.5 million and other contract requirements in our Insurance and Package business and (d) an increase in prepaid commissions of $31.8 million resulting from the increase in deferred revenue as discussed below.

Total liabilities at December 31, 2006 compared to December 31, 2005 increased by $109.8 million due to (a) an increase in deferred revenue of $143.8 million, (b) an increase in accounts payable and accrued expenses of $2.8 million and (c) an increase in other long-term liabilities, primarily due to $29.9 million recorded for the estimated present value of deferred payments related to the acquisition of servicing rights for a membership program and the members of such program from a major bank related to the purchase of contract renewal rights and (d) a $11.4 million liability for unfavorable contracts as a result of the Transactions. These increases were offset by $85.0 million of voluntary prepayments of the term loan portion of our credit facility. As a result of the purchase accounting valuation in relation to the Transactions, the deferred revenue balance at acquisition was reduced as was the related prepaid commission. As new members join our annual membership programs and existing members renew their annual memberships, deferred revenue and prepaid commissions will increase. The increase in accounts payable and accrued expenses resulted from the increase in accrued marketing and other payables of $30.0 million due to the timing of interest, vendor and employee payments. This increase was partially offset by the $27.2 million reduction of the liability established in purchase accounting for the estimated cost to service members who were enrolled in our programs at the date of the Transactions but will not result in future revenue.

Total stockholder’s equity decreased by $420.8 million, primarily due to a net loss of $438.2 million, partially offset by additional capital contribution from Holdings of $8.8 million and a favorable currency effect of $8.6 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand and cash generated through operating and financing activities. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the indebtedness incurred in connection with the Transactions and the subsequent refinancing. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months.

Cash Flows – Years Ended December 31, 2006 and 2005

At December 31, 2006, we had $84.3 million of cash and cash equivalents on hand, a decrease of $29.1 million from $113.4 million at December 31, 2005. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Company Historical		Predecessor Historical	Change
	Year ended December 31, 2006	October 17, 2005 to December 31, 2005	January 1, 2005 to October 16, 2005
	(in millions)
Cash provided by (used in):
Operating activities	$98.3	$31.1	$106.5	$(39.3)
Investing activities	(44.4)	(1,640.1)	(39.5)	1,635.2
Financing activities	(85.4)	1,722.9	(23.4)	(1,784.9)
Effects of exchange rate changes	2.4	(0.5)	(1.9)	4.8

Net change in cash and cash equivalents	$(29.1)	$113.4	$41.7	$(184.2)

Operating Activities. During the year ended December 31, 2006, we generated $39.3 million less cash from operating activities in comparison with the same period in 2005. Segment EBITDA, excluding the non-cash impacts of purchase accounting and a non-cash charge for goodwill impairment increased $53.0 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005 (see “– Results of Operations”). As a result of monthly memberships reaching a stable level as a percentage of all active members within the membership base, the change in deferred revenue net of prepaid commissions (before purchase accounting impacts) has significantly decreased resulting in increased cash flow from operations of approximately $43.1 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase was offset by increased interest payments of $128.0 million. Due to the indebtedness incurred in connection with the Transactions, we have increased our interest payment commitments (see “– Contractual Obligations and Commitments”). In addition, expenditures for contract rights and list fees increased $7.8 million in 2006.

Investing Activities. We used $1,635.2 million less cash in investing activities during the year ended December 31, 2006 as compared with the same period in 2005. In 2005, we used $1,629.0 million for the Transactions and $15.7 million to acquire the remaining interest in TRL Group. Our restricted cash requirements in the international operations were $2.1 million less in 2006 as compared to 2005. We also used $3.9 million less cash for capital expenditures in 2006 as compared to 2005. This was partially offset by the payment of a portion of the purchase price for the acquisition of the servicing rights for a membership program and the members of such program from a major bank in December 2006 of $17.4 million.

Financing Activities. We generated $1,784.9 million less cash from financing activities during 2006 compared with 2005. In 2005, we generated $1,468.0 million from net borrowings related to the Transactions, net of financing costs, in addition to a capital contribution from Apollo of $275.0 million. During the year ended December 31, 2006, we made $85.0 million in voluntary prepayments of the term loan under our credit facility while during the same period in 2005 we repaid $30.0 million in borrowings under a Cendant credit agreement and made a $20.0 million voluntary prepayment on the term loan and $0.6 million on other borrowings. In connection with the 2006 refinancing of our senior subordinated bridge loan with the proceeds from the offering of senior subordinated notes and additional senior notes (see “– Credit Facilities and Long-Term Debt”), we incurred $10.9 million of financing costs.

In January 2007, Holdings incurred debt of $350 million in the form of a five-year senior unsecured term loan facility. We expect that Holdings will require us to pay dividends (to the extent we are permitted legally and contractually) to enable Holdings to service such debt. If Holdings elects to pay cash interest on its term loan facility, we expect that the cash required to service the debt in 2007 will be approximately $41.0 million. We plan to reduce our future prepayments on the term loan under the $960 million senior secured credit facility to a level that will allow for servicing the financing obligations on Holdings’ new five-year term loan facility.

Cash Flows – Years Ended December 31, 2005 and 2004

At December 31, 2005, we had $113.4 million of cash and cash equivalents on hand, an increase of $90.9 million from $22.5 million at December 31, 2004. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Company Historical	Predecessor Historical		Change
	October 17, 2005 to December 31, 2005	January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
	(in millions)
Cash provided by (used in):
Operating activities	$31.1	$106.5	$261.1	$(123.5)
Investing activities	(1,640.1)	(39.5)	(2.3)	(1,677.3)
Financing activities	1,722.9	(23.4)	(301.5)	2,001.0
Effects of exchange rate changes	(0.5)	(1.9)	2.0	(4.4)

Net change in cash and cash equivalents	$113.4	$41.7	$(40.7)	$195.8

Operating Activities. The decrease in cash generated from operating activities was primarily driven by the $110 million of income from operations generated in 2004 from the 2004 Events which did not recur in 2005 and an increase in restricted cash requirements of $6.0 million. Additionally, due to the increase in borrowings, our interest payments have increased and resulted in a $5.4 million decrease in cash provided by operations.

Investing Activities. In 2005, we used $1,677.3 million more cash in investing activities as compared with 2004. In 2005, we used $1,629.0 million for the Transactions and $15.7 million to acquire the remaining TRL Group interest, as compared to the use of $21.4 million to acquire Trilegiant Loyalty Solutions, Inc. and related companies in 2004. The decrease in cash, as compared to 2004, also reflects $39.6 million of proceeds from the sale of other assets during 2004. Our restricted cash requirements were $1.9 million higher in 2005 while our restricted cash requirements were $5.3 million lower in 2004 primarily due to changes in restricted cash requirements related to letters of credit and collateral security agreements. We also used $7.2 million more cash for capital expenditures during 2005 as compared with 2004.

Financing Activities. In 2005, we generated $2,001.0 million more cash in financing activities as compared with 2004. This change primarily reflects borrowings made during the fourth quarter for the Transactions (see “—Covenant Compliance” below). In addition, a principal prepayment of $20.0 million was made on the term loan in November of 2005 as compared to other principal payments of $18.8 million during 2004. Cash was provided by the sale of common stock of $275.0 million to Apollo. Also, principal payments were made under a credit agreement with Cendant totaling $30.0 million for 2005 and we received net advances from Cendant of $7.1 million during 2005 as compared to an increase in net advances to Cendant of $268.4 million during 2004, borrowings under the credit agreement with Cendant of $30.0 million in 2004, and the payment of a dividend totaling $45.3 million during 2004.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company. As of December 31, 2006, we had $1.4 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $105 million in principal prepayments that we made as of December 31, 2006) and a revolving credit facility in an aggregate amount of up to $100 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At December 31, 2006, we had $302.0 million outstanding under the senior notes, $755.0 million outstanding under the term loan facility, $350.8 million outstanding under the senior subordinated notes and $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million letters of credit).

Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. The senior secured credit facility also generally requires us to prepay borrowings under the term loan with proceeds from asset dispositions, excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future. The remaining balance of the term loan is due and payable in full in 2012. The revolving credit facility is available until 2011. The term loan provides, at our option, for interest rates of a) adjusted LIBOR plus 2.50% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.50%. The revolving credit facility provides, at our option, for interest rates of adjusted LIBOR plus 2.75% or ABR, plus 1.75% subject to downward adjustment based on our senior secured bank leverage ratio, as set forth in the agreement governing the revolving credit facility.

On October 17, 2005, we issued $270.0 million aggregate principal amount of 10 1/8% senior notes due 2013 (the “senior notes”) and applied the gross proceeds of $266.4 million to finance a portion of the Transactions. On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of senior notes and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under our bridge loan facility. The interest on our senior notes is payable semi-annually. We may redeem some or all of the senior notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the indenture governing the senior notes. In addition, on or before October 15, 2008, we may redeem up to 35% of the aggregate principal amount of our senior notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of our senior notes initially issued remain outstanding immediately after such redemption. The senior notes are unsecured obligations. The senior notes are guaranteed by the same subsidiaries of the Company that guarantee our $960.0 million senior secured credit facility and our senior subordinated notes. The senior notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

Our senior subordinated bridge loan facility has since been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the indenture governing the senior subordinated notes. In addition, on or before October 15, 2008, we may redeem up to 35% of the aggregate principal amount of our senior subordinated notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of our senior subordinated notes initially issued remain outstanding immediately after such redemption. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries of the Company that guarantee our $960.0 million senior secured credit facility and our senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

Covenant Compliance

Our credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a specified maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.45 to 1.0 at December 31, 2006. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 7.25 to 1.0 at December 31, 2006. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to certain exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our senior notes indenture, credit facility, and senior subordinated notes indenture. Under our indenture governing the senior notes and our indenture governing the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness so long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, our cash flow allowed us to make a voluntary prepayment of the term loan of $20 million in 2005 and voluntary prepayments of the term loan aggregating $85 million during 2006 for a total of $105 million of voluntary prepayments. Additionally, we made a $25 million principal prepayment on March 22, 2007 and we may elect to make additional prepayments if it is beneficial to do so.

Based on management’s expectations of the Company’s ability to voluntarily prepay principal during the next twelve months under its term loan, $50.0 million has been classified as current portion of long-term debt on the December 31, 2006 consolidated balance sheet.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Segment EBITDA consists of income from operations before depreciation and amortization. Segment EBITDA is the measure management uses to evaluate segment performance and we present Segment EBITDA to enhance your understanding of our operating performance. We use Segment EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Segment EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as Segment EBITDA further adjusted to exclude non-cash and unusual items and other adjustments permitted in our debt agreements to test the permissibility of certain types of transactions, including debt incurrence. We believe that the inclusion of the adjustments to Segment EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain non-cash items and unusual items. However, Segment EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP, and our Segment EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our Segment EBITDA and Adjusted EBITDA as alternatives to operating income or net income determined in accordance with U.S. GAAP, as indicators of our operating performance or as alternatives to cash flows from operating activities determined in accordance with U.S. GAAP, or as indicators of cash flows, or as a measure of liquidity.

Set forth below is a reconciliation of 2006 historical consolidated net loss to Segment EBITDA and Adjusted EBITDA as required by our credit facility agreement, the indenture governing our senior notes and the indenture governing our senior subordinated notes.

Historical
Year Ended December 31, 2006
(in millions)
Net loss	$(438.2)
Interest expense, net	143.1
Income tax expense	6.3
Minority interests, net of tax	0.3
Other (income), net	—
Depreciation and amortization	396.8

Segment EBITDA	108.3
Effect of the Transactions, reorganizations and non-recurring revenue and gains (a)	128.0
Certain legal costs (b)	1.0
Net cost savings (c)	7.4
Other, net (d)	19.3

Adjusted EBITDA	$264.0

Interest coverage ratio(e)	1.97
Consolidated leverage ratio(f)	5.08

(a)	Effect of the Transactions, reorganizations and non-recurring revenue and gains – eliminates the effect of the Transactions (principally purchase accounting), prior business reorganizations and non-recurring revenue and gains.

(b)	Certain legal costs - represents legal costs for certain litigation matters.

(c)	Net cost savings - represents: (i) the elimination of general corporate overhead allocations from Cendant, historical long-term incentive compensation charges and certain incremental stand-alone costs and (ii) the elimination of costs associated with facilities closure and severance incurred in 2006.

(d)	Other, net -represents: (i) net changes in other reserves in 2005, (ii) changing the Predecessor’s historical accounting policy for insurance program marketing costs to our policy of expensing such costs as incurred, (iii) changes in contractual arrangements between us and Cendant as if such contractual terms were in place for all periods presented, (iv) consulting fees paid to Apollo in 2006, (v) the 2006 goodwill impairment charge recorded related to goodwill ascribed to the Loyalty business, and (vi) the elimination of certain non-recurring costs.

(e)	The interest coverage ratio is defined in our credit facilities (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.45 to 1.00 at December 31, 2006.

(f)	The consolidated leverage ratio is defined in our credit facilities (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 7.25 to 1.0 at December 31, 2006.

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations, including a $25 million voluntary prepayment of the term loan on March 22, 2007, at December 31, 2006, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the firm commitments with operating cash flow generated in the normal course of business and availability under the $100 million revolving credit portion of our credit facility.

	2007	2008	2009	2010	2011	2012 and thereafter	Total
	(dollars in millions)
Term loan due 2012	$50.0	$—	$—	$—	$—	$705.0	$755.0
10 1/8% senior notes due 2013(1)	—	—	—	—	—	304.0	304.0
11 1/2% senior subordinated notes due 2015(1)	—	—	—	—	—	355.5	355.5
Interest payments(2)	129.2	125.2	125.2	125.2	125.2	269.4	899.4
Other purchase commitments(3)	46.5	27.6	22.3	13.8	9.0	0.4	119.6
Operating lease commitments	11.9	11.5	7.9	7.1	5.2	9.2	52.8
Capital lease obligations	0.2	0.2	0.2	—	—	—	0.6
Consulting agreements (4)	2.0	2.0	2.0	2.0	2.0	12.0	22.0
Employment agreements (5)	3.4	2.3	1.9	0.9	—	—	8.5

Total firm commitments and outstanding debt	$243.2	$168.8	$159.5	$149.0	$141.4	$1,655.5	$2,517.4

(1)	Long-term debt reflected at face amount.

(2)	Interest on variable rate debt based on December 31, 2006 interest rates.

(3)	Represents commitments under purchase agreements for marketing and membership program support services.

(4)	Represents annual management fee payable under the consulting agreement with Apollo. See “Certain Relationships and Related Party Transactions – Ancillary Agreements to the Purchase agreement – Consulting Agreement” below.

(5)	Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon termination of employment.

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, other guarantees associated with the 2004 Events, surety bonds and letters of credit, due to the fact that at this time we can not determine either the amount or timing of payments related to these contingent obligations. See Note 15 to our consolidated and combined financial statements included elsewhere herein for a discussion of these contingent obligations. In addition, we refer you to our audited consolidated financial statements as of and for the year ended December 31, 2006 and as of and for the period from October 17, 2005 to December 31, 2005 and our combined financial statements for the period from January 1, 2005 to October 16, 2005 and for the year ended December 31, 2004.

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On January 31, 2007, our parent, Affinion Group Holdings, Inc. (“Holdings”), entered into a five-year senior unsecured term loan facility (the “Holdings Loan Agreement”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), Bank of America, N.A., and certain other banks as the initial lenders, with Deutsche Bank Securities Inc. and Banc of America Securities LLC (“BAS”) as the joint lead arrangers and book-running managers, Deutsche Bank as administrative agent, and BAS as syndication agent. The principal amount of the Holdings Loan Agreement was $350 million. Loans under the Holdings Loan Agreement will initially accrue cash interest at the rate of six month LIBOR plus 6.25%, but the interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by adding such interest to the principal amount of the loans. In addition, the Holdings preferred stock entitles its holders to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings depends on our cash flows to service its debt and to pay cash dividends (if any) on its preferred stock.

As described above, we expect that Holdings will rely on distributions from us in order to pay cash amounts due (if any) in respect of the Holdings Loan Agreement and to pay cash dividends (if any) on its preferred stock. However, our ability to make distributions to Holdings is restricted by covenants contained in our credit facility and the indentures governing our 10 1/8% senior notes and our 11 1/2% senior subordinated notes and by Delaware law. To the extent we make distributions to Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our credit facility, our 10 1/8% senior notes and our 11 1/2% senior subordinated notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our credit facility, our 10 1/8% senior notes and our 11 1/2% senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

Critical Accounting Policies

In presenting our consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, valuation of goodwill and intangible assets, and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our consolidated and combined financial statements were the most appropriate at the time. For a summary of all of our significant accounting policies, see Note 2 to our consolidated and combined financial statements.

Purchase Accounting

On October 17, 2005, Cendant completed the sale of the Cendant Marketing Services Division to Affinion Group, Inc., an affiliate of Apollo Management. The sale was accounted for in accordance with the purchase method of accounting, which requires judgment regarding the allocation of the purchase price based on the fair values of the assets acquired (including intangible assets) and the liabilities assumed. The purchase accounting adjustments reflected in the Company’s records primarily consist of: (1) revaluation of certain property and equipment, including internally developed software; (2) valuing intangibles assets consisting of affinity and member relationships, patents, trademarks and tradenames and proprietary databases and systems; (3) recognizing deferred revenues and prepaid commissions; and (4) recognizing the liability to service certain of our members during the period in which no revenue will be received. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill, which will be reviewed for impairment at least annually. We recorded goodwill of approximately $315.3 million related to the Transactions described above.

Revenue Recognition

Our critical accounting policies in the area of revenue recognition pertain to our insurance profit-sharing arrangements. For our membership, package and loyalty programs, we operate in a business environment where we are paid a fee for a service performed and we do not recognize revenue until these services have been performed and such revenues are no longer subject to refund. Accordingly, revenue recognition for these programs is not particularly subjective or complex.

We recognize insurance program commission revenue based on premiums earned by the insurance carriers that underwrite the policies we market. Premiums are typically paid either monthly or quarterly and revenue is recognized ratably over the underlying policy coverage period. We engage in revenue and profit-sharing arrangements with the insurance carriers that issue the underlying insurance policies. Commission revenue from insurance programs is reported net of insurance costs in our combined financial statements. On a semi-annual or annual basis, a profit-sharing settlement is made based on an analysis of the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. We accrue monthly revenue and related profit sharing receivables from insurance carriers resulting from our expected share of this excess based on the claims experience to date, including an estimate for claims incurred but not reported. Adjustments to the estimates recorded are made upon settlement with the insurance carriers. Historically, our claims experience has not resulted in a shortfall.

The estimate of the periodic amount of claims incurred but not reported to the insurance company is based on models we have developed and maintain in consultation with the insurance carriers. The models are updated periodically for the most recent loss rates that we receive from the insurance companies and current market conditions. Any change to the estimates, based on actual experience, is reported in earnings in the period the change becomes known. The impact on 2006 net revenue subject to profit sharing arrangements of a 1% change in the claims incurred but not reported estimate as of December 31, 2006 would be approximately $0.4 million.

Marketing Expense

Our critical accounting policy in the area of marketing expense pertains to the insurance business within our insurance and package segment. For the periods following the closing of the Transactions, we have adopted an accounting policy whereby costs related to acquiring new insurance business are expensed as incurred. This represents a different accounting policy than was applied by the Predecessor, as described below. Marketing solicitation costs for our membership and package businesses are expensed as incurred consistent with our membership business.

In the historical combined financial statements, marketing acquisition costs for our insurance programs were deferred to the extent such costs were deemed recoverable from future cash flows generated by us related to such acquisition costs. These costs were amortized as marketing expense over a 12 year period using a declining balance method generally in proportion to the related insurance revenue, which was based on attrition rates associated with the approximate rate that insurance revenues collected from customers decline over time. Amortization of deferred acquisition costs commenced upon recognition of the related insurance revenue. The Predecessor performed periodic reviews of our amortization expense, attrition rates and the recoverability of deferred acquisition costs. Any resulting changes were treated as a change in estimate unless the balance was considered non-recoverable, in which case the unrecoverable portion was expensed.

The effect of the change in accounting policy for insurance programs is that all our marketing solicitation costs are expensed as incurred post-October 16, 2005.

Goodwill and Intangible Assets

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” there is a requirement to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of the reporting units to their fair values. Reporting units are comprised of Membership, Insurance and Package, International and Loyalty. Fair values of the reporting units are determined utilizing discounted cash flows and incorporate assumptions that we believe marketplace participants would utilize. Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

Subsequent to the initial assessment, the Company performs reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. During 2006, as part of the Company’s annual review, it was determined that the goodwill ascribed to the Loyalty business had been impaired, primarily due to the loss of a major program, and all of the goodwill of the Loyalty business was written off. In 2005 and 2004, no such impairment occurred. The Company’s intangible assets as of December 31, 2006 consist primarily of intangible assets with finite useful lives acquired by the Company in the Transactions and are recorded at their respective fair values in accordance with SFAS No. 141, “Business Combinations.”

Income Taxes

The income tax provision (benefit) is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision (benefit) or to goodwill if related to allowances established prior to the Transactions, while increases to the valuation allowance result in additional provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2006 and 2005, the Company has recorded a full valuation allowance for its U.S. deferred tax assets.

The Predecessor, excluding TRL Group and CIMS, was included in the consolidated federal income tax return filed by Cendant. In addition, the Predecessor, excluding TRL Group and CIMS, filed unitary and consolidated state income tax returns with Cendant in jurisdictions where required. The provision for income taxes on the accompanying combined statements of operations was computed as if the Predecessor filed its federal and state income tax returns on a stand-alone basis. Since Cendant maintained less than an 80% ownership interest in TRL Group, TRL Group was not included in Cendant’s consolidated federal and state income tax returns and filed separate tax returns. CIMS and its subsidiaries filed income tax returns in countries in which they operated.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Effective January 1, 2006, the Company adopted SFAS 154, with no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. The

Company is currently evaluating the potential impact that the adoption of SFAS 159 will have on its consolidated financial position, results of operations or cash flows.

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

Cautionary Statements for Forward-Looking Information

This Report contains “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear under headings “Item 1A. Risk Factors” and “Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based on our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, management’s expectations, beliefs and projections may not result or be achieved.

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Examples of forward-looking statements include:

•	business strategy;

•	financial strategy;

•	projections of revenue, earnings, capital structure and other financial items;

•	statements of our plans and objectives;

•	statements of expected future economic performance; and

•	assumptions underlying statements regarding us or our business.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this Report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Report are set forth elsewhere in this Report, including under the heading “Item 1A. Risk Factors.” As stated elsewhere in this Report, these risks, uncertainties and other important factors include, among others:

•	general economic and business conditions and international and geopolitical events;

•	a downturn in the credit card industry or changes in the marketing techniques of credit card issuers;

•	the effects of a decline in travel due to political instability, adverse economic conditions or otherwise, on our travel fulfillment business;

•	termination or expiration of one or more agreements with our affinity partners, or reduction of the marketing of our services by one or more of our affinity partners;

•

changes in, or the failure or inability to comply with, laws and governmental regulations, including changes in global distribution service rules, telemarketing regulations and privacy laws and regulations;

•	the outcome of numerous legal actions;

•	our substantial leverage and restrictions in our debt agreements;

•	dependence on third-party vendors to supply certain products or services that we market;

•	ability to execute our business strategy, development plans or cost savings plans;

•	changes in accounting principles and/or business practices;

•	availability, terms, and deployment of capital; and

•	failure to protect private data, which would cause us to expend capital and resources to protect against future security breaches.

There may be other factors that may cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

These risks and other uncertainties are discussed in more detail in “Item 1A. Risk Factors.” There may be other factors, including those discussed elsewhere in this Report that may cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Following is a description of the risk management policies and those of our Predecessor.

Foreign Currency Risk

The Predecessor used foreign currency forward contracts to manage exposure to changes in foreign currency exchange rates associated with its foreign currency denominated payables, receivables and forecasted earnings of foreign subsidiaries. The Predecessor primarily hedged its foreign currency exposure to the British pound and Euro. The majority of forward contracts utilized did not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts did, however, largely offset the impact of changes in the value of the underlying risk that they were intended to economically hedge. The impact of these forward contracts was not material to the Predecessor’s results of operations or financial position. We currently do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material.

Interest Rate Swap

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap is $300 million at December 31, 2006 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. The purpose of the swap was to maintain our fixed/variable ratio within policy guidelines. The interest rate swap is recorded at fair value either as an asset or liability. Changes in the fair value of the swap is not designated as a hedging instrument and therefore recognized currently in earnings in the accompanying consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2006.

	2007	2008	2009	2010	2011	2012 and Thereafter	Total	Fair Value At December 31, 2006
Fixed rate debt	$0.2	$0.2	$0.2	—	—	$659.5	$660.1	$698.8
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%
Variable rate debt	$50.0	—	—	—	—	$705.0	$755.0	$755.0
Average interest rate (a)	7.87%	7.87%	7.87%	7.87%	7.87%	7.87%
Variable to fixed - Interest rate swap (b)								$0.9
Average pay rate	4.84%	4.86%	4.93%	4.97%
Average receive rate	5.24%	4.88%	4.86%	4.96%

(a)	Average interest rate is based on rates in effect at December 31, 2006, adjusted for a 25 basis points decrease, effective January 4, 2007.

(b)	The fair value of the interest rate swap is included in other non-current assets at December 31, 2006

As disclosed in Note 2 to the consolidated and combined financial statements, as a matter of policy, neither we nor our Predecessor used derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject the Company and its Predecessor to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2006, there were no significant concentrations of credit risk. Receivables and profit share receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Company as of December 31, 2006 and 2005	F-3

Consolidated Statements of Operations of the Company for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statements of Operations of the Predecessor for the period from January 1, 2005 to October 16, 2005 and for the Year Ended December 31, 2004

F-4

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) of the Company for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statements of Changes in Combined Equity of the Predecessor for the period from January 1, 2005 to October 16, 2005 and for the Year Ended December 31, 2004

F-5

Consolidated Statements of Cash Flows of the Company for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statements of Cash Flows of the Predecessor for the period from January 1, 2005 to October 16, 2005 and for the Year Ended December 31, 2004

F-6

Notes to Consolidated and Combined Financial Statements	F-7

Item 9.	Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and/or members of our board of directors.

Name	Age	Position
Nathaniel J. Lipman	42	President, Chief Executive Officer and Chairman of the Board of Directors
Thomas A. Williams	47	Executive Vice President and Chief Financial Officer
Robert G. Rooney	49	Executive Vice President and Chief Operating Officer
Todd H. Siegel	36	Executive Vice President and General Counsel
Thomas J. Rusin	38	Executive Vice President and Chief Revenue Officer
Steven E. Upshaw	36	Executive Vice President and Chief Executive Officer of Affinion International Limited
Marc E. Becker	34	Director
Robert B. Hedges, Jr.	47	Director
Stan Parker	31	Director
Eric L. Press	41	Director
Eric Zinterhofer	35	Director
Matthew H. Nord	27	Director
Kenneth Vecchione	52	Director
Joseph W. Saunders	61	Director

Nathaniel J. Lipman has served as our President and Chief Executive Officer and a director of Affinion since October 17, 2005. He was formerly the President and CEO of Trilegiant starting in August 2002. From September 2001 until August 2002, he was Senior Executive Vice President of Business Development and Marketing. He served as Executive Vice President of Business Development for Cendant Membership Services from March 2000 to August 2001. He joined the Alliance Marketing Division of Cendant in June 1999 as Senior Vice President, Business Development and Strategic Planning. Mr. Lipman was previously Senior Executive Vice President, Corporate Development and Strategic Planning, for Planet Hollywood International, Inc., from 1996 until June 1999. Prior to his tenure at Planet Hollywood, Mr. Lipman was Senior Vice President and General Counsel of House of Blues Entertainment, Inc., Senior Corporate Counsel at The Walt Disney Company and a corporate associate at Skadden, Arps, Slate, Meagher and Flom.

Thomas A. Williams has served as our Executive Vice President and Chief Financial Officer since January 1, 2007. Prior to joining Affinion Group, Mr. Williams was most recently Vice President and Chief Financial Officer of two operating divisions of AT&T Inc., AT&T Network and AT&T Customer Service, from January 2004 to December 2006 with additional responsibilities for the merger synergy between AT&T Corp. and SBC Communications Inc. Mr. Williams started in Bell Laboratories and spent over twenty-one (21) years at AT&T from June 1985 to December 2006, where he held numerous senior positions including the following: Chief Financial Officer, AT&T Global Networking Technology Services; AT&T Chief Process Officer; Chief Financial Officer, AT&T Laboratories; Vice President Business Planning, AT&T Network & Computing Services; Chief Financial Officer, AT&T Operations Service Management. Prior to his tenure at AT&T, Mr. Williams was International Controller of McLean Industries Inc. from 1984 to 1985, Industry Analyst of Interpool Ltd. from 1982 to 1984 and Commodity Trading Associate with Bache Halsey Stuart Shields, Inc. from 1981 to 1982.

Robert G. Rooney has served as our Executive Vice President and Chief Operating Officer overseeing Affinion’s operating functions and Loyalty business since January 2, 2006. In addition, from August 23, 2006 to December 31, 2006, Mr. Rooney also served as our Interim Chief Financial Officer. From October 17, 2005 to January 1, 2006, Mr. Rooney served as our Executive Vice President and Interim Chief Financial Officer. Mr. Rooney joined us in June 2001, as Executive Vice President and Chief Financial Officer of Trilegiant. From 1999 to 2001, Mr. Rooney was Senior Vice President and Chief Financial Officer with Sbarro, Inc. and was responsible for finance, investor relations, information systems, tax and risk management. Prior to 1999, Mr. Rooney held senior positions with numerous companies in the financial and entertainment sectors, including three years as Chief Financial Officer of Imagine Entertainment. From 1978 to 1986, he was employed as a certified public accountant with Ernst & Young.

Todd H. Siegel has served as our Executive Vice President and General Counsel since October 17, 2005. Mr. Siegel joined us in November 1999 as a member of the Membership Division of the Legal Department of Cendant and most recently served as General Counsel of Trilegiant starting in July 2003. From 1997 to 1999, Mr. Siegel was employed as a corporate associate at Skadden, Arps, Slate, Meagher and Flom. From 1992 until 1994, he was employed as a certified public accountant with Ernst & Young.

Thomas J. Rusin has served as our Executive Vice President and Chief Revenue Officer since October 17, 2005, responsible for overseeing all aspects of product benefits, new product development, marketing services, sales and account management and our Internet Group. Mr. Rusin joined us in December 1999 as Product Manager in the Netmarket Group overseeing Travel Marketing and was subsequently promoted to Vice President of Travel in January 2001, Senior Vice President Consumer Saving Group with responsibility for Travel, Auto and Leisure in

October 2001, and then Executive Vice President of Product Management, New Product Development in December 2003. From 1990 to 1998, he owned and operated Just for Travel Inc., a business he then sold.

Steven E. Upshaw has served as our Executive Vice President and Chief Executive Officer for Cims since October 17, 2005. Prior to this role Mr. Upshaw held the position of Executive Vice President and Managing Director for Cims UK, Ireland. Mr. Upshaw joined us in August 1995 and has served in numerous positions, including Senior Vice President for Protection Products in North America for Trilegiant.

Marc E. Becker has been a director of Affinion since October 17, 2005. From October 17, 2005 to December 20, 2006 he served as the Chairman of the Board of Directors of Affinion. Mr. Becker has also been employed with Apollo Management, L.P. since 1996 and has served as an officer of certain affiliates of Apollo since 1999. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on several boards of directors, including National Financial Partners Corp., Quality Distribution, Inc., Metals USA, Inc and SourceCorp Incorporated.

Robert B. Hedges, Jr. has been a director of Affinion since May 11, 2006. Mr. Hedges is also employed as a managing director at Mercatus LLC, a private equity and strategy consulting firm focused on the retail financial services marketplace. Prior to joining Mercatus LLC, Mr. Hedges was employed with Fidelity Investments where he was an executive vice president from 2003 to 2005, and with Fleet Boston from 1992 to 2002, where he held numerous positions, most recently serving as a managing director.

Stan Parker has been a director of Affinion since October 17, 2005. Mr. Parker has also been employed with Apollo Management, L.P. since 2000. From 1998 to 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. Mr. Parker serves on several boards of directors, including AMC Entertainment Inc. UAP Holdings Corp., Momentive Performance Materials Holdings, Inc. and CEVA Logistics.

Eric L. Press has been a director of Affinion since October 17, 2005. Mr. Press is a partner of Apollo Management, L.P. He has been employed with Apollo Management, L.P. since 1998 and has served as an officer of certain affiliates of Apollo Management, L.P. From 1992 to 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz specializing in mergers, acquisitions, restructurings and related financing transactions. Mr. Press serves on several boards of directors, including Metals USA, Inc. and Quality Distribution, Inc. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group.

Eric Zinterhofer has been a director of Affinion since October 17, 2005. Mr. Zinterhofer has also been employed with Apollo Management, L.P. since 1998. From 1994 to 1996, Mr. Zinterhofer was a member of the Corporate Finance Department at Morgan Stanley Dean Witter & Co. From 1993 to 1994, Mr. Zinterhofer was a member of the Structured Equity Group at J.P. Morgan Investment Management. Mr. Zinterhofer serves on the boards of directors of Central European Media, Unity Media SCA and iPCS, Inc.

Matthew H. Nord has been a director of Affinion since October 30, 2006. Mr. Nord is a principal of Apollo Management, L.P. and has been associated with Apollo Management, L.P. since 2003. Prior to that time, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on several boards of directors, including SOURCECORP, Incorporated, Mobile Satellite Ventures and Hughes Telematics.

Kenneth Vecchione has been a director of Affinion since November 21, 2006. From 1998 to 2006, Mr. Vecchione was employed by MBNA Corporation in various capacities. From 2004 to 2006 Mr. Vecchione served as Vice-Chairman and Chief Financial Officer of MBNA Corporation. From 2000 to 2004, he served as Chief Financial Officer and Director of MBNA America Bank N.A. and from 1998 to 2000 he served as Division Head of Finance. From 2000 to 2006, Mr.Vecchione was also a member of the Executive and Management Committees of MBNA Corporation.

Joseph W. Saunders has been a director of Affinion since August 24, 2006. Mr. Saunders is the executive chairman of the Visa Inc. board of directors. He has been Executive Chairman of Visa, Inc. since February 2007. From October 2006 to February 2007, Mr. Sanders was president of Card Services for Washington Mutual, Inc. From November 2001 to October 2006, prior to its acquisition by Washington Mutual, Inc., Mr. Saunders was the Chief Executive Officer of Providian Financial Corp. Mr. Saunders is also a director of New Star Financial, Inc.

Director Compensation

Each of the members of our board of directors also serves as a director on the board of directors of Holdings. Our non-employee directors receive annual compensation in the amount of $45,000 payable in equal quarterly installments, plus $2,000 for each regular or special meeting of our board of directors or board committee that they attend in person, plus an additional $1,000 for each regular or special meeting of our board of directors or board committee that they attend by teleconference. Our directors are also eligible to participate in the 2005 Stock Incentive Plan described under “Item 11. Executive Compensation – 2005 Stock Incentive Plan.”

Committees of our Board of Directors

Our board of directors has a Compensation Committee, an Executive Committee and an Audit Committee.

Compensation Committee

The current members of the compensation committee are Messrs. Becker and Press. The principal duties and responsibilities of the compensation committee are as follows:

•

to review, evaluate and make recommendations to the full board of directors regarding our compensation policies and establish performance-based incentives that support our long-term goals, objectives and interests;

•	to review and approve the compensation of our chief executive officer, the other executive officers, other officers and employees;

•	to review and make recommendations to the board of directors with respect to our incentive compensation plans and equity-based compensation plans;

•	to set and review the compensation of and reimbursement policies for members of the board of directors;

•	to provide oversight concerning selection of officers, management succession planning, expense accounts, indemnification and insurance matters, and separation packages; and

•

to prepare an annual compensation committee report, provide regular reports to the board, and take such other actions as are necessary and consistent with the governing law and our organizational documents.

Executive Committee

The current members of the executive committee are Messrs. Becker, Parker and Lipman. The principal duties and responsibilities of the executive committee are as follows:

•	to advise and counsel the chairperson of the board of directors and the president regarding Company matters;

•	to determine actions and responses to complaints regarding the conduct of directors, officers and committees, and make any findings or determinations as to the related cause;

•	to oversee our legal and regulatory compliance program;

•	to take such actions as are necessary due to their urgent or highly confidential nature, or where convening the board is impracticable, subject to certain limitations; and

•	to regularly report to the board, review the charter and take such other actions as are necessary and consistent with the governing law and our organizational documents.

Audit Committee

The current members of the audit committee are Messrs. Vecchione, Hedges and Nord. Mr. Vecchione is the chairman of the audit committee. In addition, our board of directors has determined that Mr. Vecchione is an “audit committee financial expert” within the meaning of NASDAQ Marketplace Rule 4200(a)(15) and Messrs. Vecchione and Hedges meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. Mr. Nord is not independent because of his relationship with Apollo, our controlling stockholder. The principal duties and responsibilities of our audit committee are as follows:

•	to monitor our financial reporting process and internal control system;

•	to oversee the integrity of our financial statements;

•

to appoint and replace our independent registered public accounting firm from time to time, determine their compensation and other terms of engagement, approve audit and non-audit services to be performed by such auditor and oversee their work;

•	to oversee the performance of our internal audit function; and

•	to oversee our compliance with legal, ethical and regulatory matters.

The audit committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority, at its discretion, to retain counsel and advisors to fulfill its responsibilities and duties at our expense.

Code of Ethics

Although as a private company we are not obligated to adopt a formal code of ethics, we are in the process of developing and adopting a core policies manual which will include a formal code of ethics.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of the Board of Directors, which we refer to herein as the “Committee,” is responsible for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Committee ensures that the total compensation paid to the executive officers of the Company is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to the executive officers of the Company, including the named executive officers, are similar to those provided to executive officers at comparable companies in similarly situated positions.

Throughout this Section, we refer to the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal year 2006, as well as the other individuals included in the Summary Compensation Table on page 79, as the “named executive officers”.

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Committee was established on March 2, 2006, therefore fiscal year 2006 compensation disclosed herein was based on recommendations made by the Chief Executive Officer during 2005 and approved by our Board of Directors. The Chief Executive Officer annually reviews the performance of each of the named executive officers (other than the Chief Executive Officer, whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual incentive award target and actual payout amounts, are presented to the Committee, which has the discretion to modify any recommended adjustments or awards to executives.

The Committee has final approval over all compensation decisions for the named executive officers and approves recommendations regarding cash and equity awards to all officers of the Company.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual and long-term incentive cash and stock-based executive compensation programs to motivate our executives to achieve the business goals set by the Company and to reward the executives for achieving these goals. In making compensation recommendations, the Committee compares various elements of total compensation against publicly-traded and privately-held companies of similar annual revenue size based on data provided to us by independent third-party compensation consultants Hewitt Associates, Inc. and Mercer Human Resource Consulting LLC. The Committee generally targets compensation for the executive officers at the 50th percentile of compensation paid to similarly situated executives of our peer companies. However, the Committee may deviate from this 50th percentile target if it determines this is warranted by the experience level of the individual and market factors.

2006 Executive Compensation Components

The principal components of compensation for our named executive officers are:

•	base salary;

•	performance-based incentive compensation;

•	long-term equity incentive compensation;

•	retirement and other benefits; and

•	perquisites.

Base Salary

We provide our named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and scope of responsibility by using comparative market data. The initial base salary for our named executive officers, other than Mr. Rusin and Mr. Siegel, is established in their employment agreements.

Salary levels are typically reviewed annually as part of the Company’s performance review process as well as upon a promotion or other material change in job responsibility. Merit based increases to salaries of the executives are based on the Committee’s assessment of the individual’s performance.

During its review of base salaries for executives, the Committee primarily considers:

•	internal review of the executive’s compensation, both individually and relative to other officers; and

•	individual performance of the executive.

Performance-Based Incentive Compensation

Our annual incentive plan is designed to focus on delivery against the Company’s annual and long-term goals while providing appropriate recognition of divisional and individual contributions and results. The annual incentive plan is intended to focus the entire organization on meeting or exceeding EBITDA goals, which is a critical metric to the Company’s success, while providing significant opportunity to reward individual contributions. For each named executive officer, as well as for each eligible employee, a target bonus percentage is set and rewards are based upon the Company achieving and exceeding goals as well as the review of individual performance. The initial target bonus percentage for our named executive officers, other than Mr. Rusin and Mr. Siegel, is established in their employment agreements.

Mr. Lipman has a target annual incentive bonus equal to 125% of his base salary earned in the applicable fiscal year. The other named executive officers had target annual incentive bonuses equal to 75% of their respective base salaries earned for fiscal year 2006. For fiscal year 2007 and thereafter, the Committee approved an increase in the target annual incentive bonus for the named executive officers other than Mr. Lipman to 100% of their respective base salaries earned in the applicable fiscal year.

Long-Term Equity Incentive Compensation

On October 17, 2005, Holdings adopted the Holdings’ 2005 Stock Incentive Plan. The plan allows Holdings’ board of directors to grant nonqualified stock options, rights to purchase shares of Holdings common stock and awards of restricted shares of Holdings’ common stock to our directors, employees, and consultants. The plan is administered by the Holdings’ compensation committee which has the power to grant awards under the plan, select eligible persons to receive awards under the plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the provisions of the plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the plan. Options granted under the plan are evidenced by an award agreement and must have an exercise price that is no less than the fair market value of a share of Holdings’ common stock on the date of grant. In the event of a change in control of Holdings, Holdings may, but is not obligated to, purchase then-outstanding options for a per option amount equal to the amount per share received in respect of the shares sold in the change in control transaction less the option price multiplied by the number of shares subject to the option. Stock awards will have a purchase price as determined by the Holdings compensation committee and evidenced by an award agreement. Holdings may amend or terminate the plan at any time, but no such action as it pertains to an existing award may materially impair the rights of an existing holder without the consent of the participant.

On October 17, 2005, certain of our executives, including the named executive officers, other than Ms. O’Connell, received grants of options to purchase common stock of Holdings, and Mr. Lipman also received a grant of restricted shares of Holdings’ common stock. In the aggregate, these grants covered approximately 1.6 million shares.

The named executive officers received options that vest based on the passage of time (the “Tranche A Options”) and options that vest based on the realization of certain internal rates of return (the “Tranche B” and “Tranche C” options). Twenty percent of the Tranche A options vest and become exercisable on each of the first five anniversaries of the grant date. In the event of a sale of Holdings, any unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon the executive’s termination by us without cause, by the executive for good reason or as a result of the executive’s death or disability.

The Tranche B options vest on the eighth anniversary of the grant date, or, if earlier, the date on which a 20% or greater investor internal rate of return is realized.

The Tranche C options vest on the eighth anniversary of the grant date or, if earlier, the date on which a 30% or greater investor internal rate of return is realized.

Retirement Benefits

Our Employee Savings Plan is a tax-qualified retirement savings plan pursuant to which all U.S. based employees or U.S. expatriates, including the named executive officers, are able to contribute on a before-tax basis the lesser of up to 25% of their annual salary or the limit prescribed by the Internal Revenue Service. The Company matches 100% of the first 6% of each employee’s pay that is contributed to the Employee Savings Plan. All contributions to the Employee Savings Plan as well as any matching contributions are fully-vested upon contribution.

Nonqualified Deferred Compensation Plan

The named executive officers, in addition to certain other eligible executives, are entitled to participate in our Deferred Compensation Plan. Pursuant to the Deferred Compensation Plan, eligible employees can defer up to 50% of their annual base salary and 100% of earned annual incentive bonus. The Deferred Compensation Plan is discussed in further detail under the heading “—Nonqualified Deferred Compensation.”

Perquisites

The Company provides named executive officers with perquisites that the Company and the Committee believe are reasonable and consistent with the Company’s overall compensation program to better enable the Company to attract and retain superior employees for key positions. The named executive officers are entitled to either the use of Company automobiles or an equitable car allowance, and are eligible to participate in the plans and programs described above. The Committee periodically reviews the levels of perquisites provided to our named executive officers.

Attributed costs of the perquisites described above for the named executive officers for fiscal year 2006 are included in column (i) of the “—Summary Compensation Table.”

Severance Payments

The Company has entered into Severance Agreements and/or Employment Agreements which provide for severance payments in certain circumstances, with certain key employees, including the named executive officers. The Severance Agreements and/or Employment Agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “—Potential Payments Upon Termination or Change of Control.”

Employment Agreements

Nathaniel J. Lipman. On October 17, 2005, we entered into an employment agreement with Nathaniel J. Lipman pursuant to which he currently serves as our Chairman of the Board, President and Chief Executive Officer. The initial term of the agreement is five years from the commencement date of the agreement, subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Mr. Lipman’s employment agreement provides for an annual base salary of no less than $450,000, subject to annual review and increases. In 2006, Mr. Lipman’s base salary was $465,865. On November 16, 2006, the Committee approved an increase in Mr. Lipman’s 2007 annual base salary to $525,000. Mr. Lipman is also eligible for an annual target bonus of 125% of his base salary, provided that performance objectives determined each year by the Committee are met. Mr. Lipman is eligible to receive awards under the 2005 Stock Incentive Plan described above.

Robert G. Rooney. On June 15, 2005, we entered into an employment agreement with Robert G. Rooney pursuant to which he serves as our Executive Vice President and Chief Operating Officer. Mr. Rooney’s employment agreement was amended on August 28, 2006 to appoint Mr. Rooney as Chief Operating Officer and Interim Chief Financial Officer. The initial term of the agreement is from July 2005 through June 15, 2007. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Mr. Rooney’s employment agreement provides for an annual base salary of $325,000, subject to annual review and increases and an annual target bonus of a minimum of 50% of his base salary. In 2006, Mr. Rooney’s base salary was $334,750 and his annual target bonus was increased to 75% of base salary, provided that performance objectives determined by us were met. For 2007, Mr. Rooney’s target bonus was increased to 100% of base salary.

Steven E. Upshaw. On June 15, 2004, we entered an employment agreement with Steven E. Upshaw pursuant to which he serves as our Executive Vice President and Chief Executive Officer of Affinion International Limited. The initial term of the agreement was from June 1, 2004 to June 1, 2006, but was extended to August 31, 2008. Mr. Upshaw’s employment agreement provides for an annual base salary of no less than $225,000, subject to annual review and increases, and an annual target bonus of 50% of his base salary. Mr. Upshaw’s 2006 base salary was $280,000 and his annual target bonus was increased to 75% of his base salary, provided that performance objectives determined by us were met. For 2007, Mr. Upshaw’s target bonus was increased to 100% of his base salary. Also, Mr. Upshaw receives a $30,000 expatriate premium and a $25,000 cost of living adjustment for each year he is located in the United Kingdom. Mr. Upshaw is eligible to receive awards under the 2005 Stock Incentive Plan described above.

Thomas J. Rusin. We have not entered into an employment agreement with Mr. Rusin.

Todd H. Siegel. We have not entered into an employment agreement with Mr. Siegel.

Maureen E. O’Connell. On December 1, 2005, we entered into an employment agreement with Maureen E. O’Connell pursuant to which she served as Executive Vice President and Chief Financial Officer. The term of the agreement commenced on January 2, 2006 and ended on September 30, 2006, upon the termination of her employment. Ms. O’Connell’s employment agreement provided for an annual base salary of $400,000, subject to annual review and increases in 2006. In 2006, Ms. O’Connell’s base salary was $300,000 (reflecting her employment with us for only a portion of the year) and she was eligible for an annual target bonus of 75% of her base salary, provided that performance objectives determined by us were met. In addition, Ms. O’Connell received a signing bonus of $400,000. Due to the termination of her employment, Ms. O’Connell did not receive a bonus for 2006.

Bonus Letter Agreements

Prior to the consummation of the acquisition, in order to compensate the named executive officers and a number of our other employees for the consummation of the acquisition and to encourage retention, the named executive officers and a number of our other employees are parties to certain bonus letter agreements dated September 28, 2005. Pursuant to these agreements, the employees received a bonus amount that varies with each employee, most of which were paid in 2005, but some of which were paid in 2006. The 2006 portion of the bonuses were paid if they were employed on the payment date of April 15, 2006.

The following payments were made in 2006 to the named executive officers pursuant to the bonus letter agreements in accordance with their terms: Mr. Lipman, $410,000; Mr. Rooney, $125,000; Mr. Siegel, $100,000; Mr. Rusin, $100,000 and Mr. Upshaw, $100,000.

Tax and Accounting Implications

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments under the 2005 Stock Incentive Plan in accordance with the requirements of FASB Statement 123(R).

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Marc E. Becker, Chairman Eric L. Press

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of our named executive officers for the fiscal year ended December 31, 2006.

(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)		Total ($)
Nathaniel J. Lipman
Chairman of the Board, President & Chief Executive Officer	2006	$465,865		$410,000		$99,900	$534,449	$582,332	$0	$38,392	(5)	$2,130,938
Robert G. Rooney
Executive Vice President and Chief Operating Officer, Interim Chief Financial Officer	2006	$334,750		$125,000		$0	$138,698	$301,063	$0	$32,132	(6)	$931,643
Steven E. Upshaw
Executive Vice President and Chief Executive Officer, Affinion International Limited	2006	$310,000	(7)	$100,000		$0	$63,010	$232,500	$0	$687,678	(8)	$1,393,188
Thomas J. Rusin
Executive Vice President and Chief Revenue Officer	2006	$290,000		$100,000		$0	$77,134	$217,500	$0	$28,882	(9)	$713,516
Todd H. Siegel
Executive Vice President and General Counsel	2006	$257,500		$100,000		$0	$115,064	$193,125	$0	$33,021	(10)	$698,710
Maureen O’Connell(11)
Chief Financial Officer	2006	$300,000	(12)	$400,000	(13)	$0	$0	$0	$0	$206,876	(14)	$906,876

(1)	The amounts shown in this column reflect, for each named executive officer other than Ms. O’Connell, the amounts of retention and deal bonuses paid in 2006.

(2)	The amounts shown in columns (e) and (f) reflect, for each named executive officer, the amounts of restricted stock and options which were expensed during fiscal year 2006 in accordance with the requirements of FASB Statement 123(R).

(3)	Amounts shown in this column reflect, for each named executive officer, the amount of annual bonus earned in 2006 but paid in 2007 based on the achievement of performance goals established by the Committee.

(4)	The amounts shown in column (i) reflect, for each named executive officer: matching contributions we made on behalf of the named executive offers to the Employee Savings Plan (which is more fully described under “Retirement Benefits” above) in the amounts of $13,200 for Mr. Lipman, $13,200 for Mr. Rooney, $13,200 for Mr. Rusin, $12,923 for Mr. Upshaw, $13,073 for Mr. Siegel and zero for Ms. O’Connell, and also certain perquisites disclosed in other footnotes to this Summary Compensation Table.

(5)	Includes certain perquisites provided by the Company, including an automobile benefit valued at $25,192 including a tax gross-up based on an assumed 35% federal income tax rate.

(6)	Includes certain perquisites provided by the Company, including an automobile benefit valued at $18,932 including a tax gross-up based on an assumed 25% federal income tax rate.

(7)	Includes an expatriate premium payment of $30,000.

(8)	Includes (i) a cost of living adjustment of $25,000, (ii) relocation and housing expenses of $177,057, (iii) reimbursement of U.S. tax obligations of $93,239, (iv) reimbursement of foreign taxes of $369,709, (v) an automobile benefit valued at $9,250, and (vi) tax advice of $500.

(9)	Includes certain perquisites provided by the Company, including an automobile benefit valued at $15,682, including a tax gross-up based on an assumed 25% federal income tax rate.

(10)	Includes certain perquisites provided by the Company, including an automobile benefit valued at $19,948, including a tax gross-up based on an assumed 25% federal income tax rate.

(11)	Ms. O’Connell’s employment with the Company terminated effective September 30, 2006.

(12)	Reflects salary paid for the period from January 2, 2006 through September 30, 2006, the date of Ms. O’Connell’s termination of employment.

(13)	Consists of a $400,000 sign-on bonus.

(14)	Includes (i) a $180,000 severance payment and (ii) certain perquisites provided by the Company, including an automobile benefit valued at $26,876 including a tax gross-up based on an assumed 25% federal income tax rate. A final severance payment of $180,000 is due to Ms. O’Connell in April 2007 so long as she adheres to the terms and conditions of her severance agreement, which include, without limitation, covenants of non-competition and non-solicitation of the Company’s employees.

GRANTS OF PLAN BASED AWARDS

The following table presents information regarding the equity awards granted to our named executive officers during fiscal year 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Threshold ($)	Target ($) (1)	Maximum ($)	Threshold (#)	Target (#) (2)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Nathaniel J. Lipman	—	—	$582,332	—	—	—	—	—	—	—	—
Robert G. Rooney	—	—	$301,063	—	—	—	—	—	—	—	—
Thomas J. Rusin	7/01/2006	—	$217,500	—	—	2,500	—	2,500	—	$3.00	$27,600
Steven E. Upshaw	10/16/2006	—	$232,500	—	—	12,500	—	12,500	—	$3.00	$138,000
Todd H. Siegel	—	—	$193,125	—	—	—	—	—	—	—	—
Maureen O’Connell	—	—	$0	—	—	—	—	—	—	—	—

(1)	Reflects target annual bonuses approved by the Committee for fiscal year 2006.

(2)	Reflects the grant of Tranche B and Tranche C options which vest upon the realization of certain investor internal rates of return.

(3)	Reflects the grant of Tranche A options, twenty percent of which will become exercisable on each of the first five anniversaries of the grant date.

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($) (3)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Nathaniel J. Lipman (4)	57,800 (Tranche A) — —	231,200 (Tranche A) — —	— 144,500 (Tranche B) 144,500 (Tranche C)	$ $ $	3.00 3.00 3.00	10/17/2015 10/17/2015 10/17/2015	50,000 — —	— — —	— — —	— — —
Robert G. Rooney	15,000 (Tranche A) — —	60,000 (Tranche A) — —	— 37,500 (Tranche B) 37,500 (Tranche C)	$ $ $	3.00 3.00 3.00	10/17/2015 10/17/2015 10/17/2015	— — —	— — —	— — —	— — —
Thomas J. Rusin	8,092 (Tranche A) — —	32,368 (Tranche A) — —	— 20,230 (Tranche B) 20,230 (Tranche C)	$ $ $	3.00 3.00 3.00	10/17/2015 10/17/2015 10/17/2015	— — —	— — —	— — —	— — —
	— — —	2,500 (Tranche A) — —	— 1,250 (Tranche B) 1,250 (Tranche C)	$ $ $	3.00 3.00 3.00	7/01/2016 7/01/2016 7/01/2016	— — —	— — —	— — —	— — —
Steven E. Upshaw	4,794 (Tranche A) — —	19,176 (Tranche A) — —	— 11,985 (Tranche B) 11,985 (Tranche C)	$ $ $	3.00 3.00 3.00	10/17/2015 10/17/2015 10/17/2015	— — —	— — —	— — —	— — —
	1,500 (Tranche A) — —	6,000 (Tranche A) — —	— 3,750 (Tranche B) 3,750 (Tranche C)	$ $ $	3.00 3.00 3.00	11/16/2015 11/16/2015 11/16/2015	— — —	— — —	— — —	— — —
	— — —	12,500 (Tranche A) — —	— 6,250 (Tranche B) 6,250 (Tranche C)	$ $ $	3.00 3.00 3.00	10/16/2016 10/16/2016 10/16/2016	— — —	— — —	— — —	— — —
Todd H. Siegel	12,444 (Tranche A) — —	49,776 (Tranche A) — —	— 31,110 (Tranche B) 31,110 (Tranche C)	$ $ $	3.00 3.00 3.00	10/17/2015 10/17/2015 10/17/2015	— — —	— — —	— — —	— — —
Maureen O’Connell	— — —	— — —	— — —	$ $ $	— — —	— — —	— — —	— — —	— — —	— — —

(1)	All Tranche A, Tranche B and Tranche C options identified in this Schedule are options to purchase shares of Holdings common stock. Except for the options granted to Mr. Upshaw on November 16, 2005 and October 16, 2006 and the options granted to Mr. Rusin on July 1, 2006, all options were granted on October 17, 2005. Vested options will expire earlier than the date indicated in column (f) if the executive terminates his relationship with us prior to the expiration date.

(2)	Twenty percent of the Tranche A options vest and become exercisable on each of the first five anniversaries of the grant date. In the event of a sale of Holdings, any unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon the executive’s termination by us without cause, by the executive for good reason or as a result of the executive’s death or disability.

The Tranche B options vest on the eighth anniversary of the grant date, or, if earlier, the date on which a 20% or greater investor internal rate of return is realized.

The Tranche C options vest on the eighth anniversary of the grant date or, if earlier, the date on which a 30% or greater investor internal rate of return is realized.

(3)	On January 30, 2007, the compensation committee of Holdings reduced the exercise price of all Tranche A, Tranche B and Tranche C options from $10.00 per share to $3.00 per share as an equitable adjustment required by the 2005 Stock Incentive Plan in connection with the extraordinary dividends on Holdings’ common stock paid on January 31, 2007.

(4)	Mr. Lipman’s Tranche A options vest as described in footnote (2) but are subject to the further requirement that upon termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, the options will vest as if he continued to be employed by the Company until the second anniversary of the date of such termination, but only to the extent Mr. Lipman complies with certain contractual restrictive covenants.

OPTION EXERCISES AND STOCK VESTED

None of the Company’s named executive officers exercised any stock options during fiscal year 2006 and no shares of restricted stock vested during fiscal year 2006.

NONQUALIFIED DEFERRED COMPENSATION

Pursuant to the Company’s Deferred Compensation Plan, certain executives, including our named executive officers, may defer up to 50% of their base salaries and/or up to 100% of their compensation earned under the Company’s annual incentive plan. Deferral elections are generally made by eligible executives in November of each year for amounts to be earned by such executives in the following year.

Participating executives may select any combination of the deemed investment options offered by the plan. Participating executives’ accounts are notionally credited with earnings or losses based on the earnings or losses of their selected investment vehicles.

The plan provides that benefits under the plan will be paid to a participating executive upon the first to occur of the following events: (i) the executive’s retirement, disability, death or other separation from service, (ii) a change in control of the Company, Affinion Group, LLC, or any other subsidiary of the Company that employs the executive, and (iii) June 1st of the scheduled payment year (which must be at least 3 years following the date on which the deferral is made) selected by the executive at the time of deferral. In addition to the foregoing distribution events, the plan’s administrator can permit an early distribution of part or all of any amounts deferred by a participating executive under the plan if the plan’s administrator determines that such executive or such executive’s spouse or dependent has experienced a severe, unforeseeable financial hardship arising as a result of events beyond the executive’s control.

If a participating executive is entitled to receive a benefit payment under the plan due to retirement, disability, or other separation from service by the executive (other than death), this benefit payment will become payable as soon as administratively feasible, but no later than 60 days, following six full calendar months after the applicable distribution event. If a benefit payment becomes payable because of the participating executive’s death, a change of control (as described above), or pursuant to a scheduled payment date, it will be paid as soon as administratively feasible, but no later than 60 days, after the applicable distribution event. In general, benefits can be paid either in a lump sum payment or in annual installments, or a combination thereof, depending on the participating executive’s election made at the time of deferral and the nature of the specific distribution event.

None of our named executive officers deferred any of their compensation in 2006.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Forms of the Employment Agreement and/or Severance Agreement for each of the named executive officers can be found at Exhibits 10.22, 10.23, 10.24, 10.26, 10.27 and 10.28 hereto.

Payments Made Upon Termination, Generally

Regardless of the manner in which a named executive officer’s employment terminates, he or she is entitled to receive amounts earned during his or her term of employment. Such amounts include:

•	non-equity incentive compensation earned during the fiscal year of termination;

•	amounts earned and contributed under our Employee Savings Plan and Deferred Compensation Plan;

Payments Made Upon Retirement

In the event of the retirement of a named executive officer, in addition to the items identified above he or she will continue to be able to exercise vested options for ninety (90) days following termination of employment.

Payments Made Upon Termination due to Death or Disability

In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Termination, Generally” and “Payments Made Upon Retirement” above, the named executive officer will receive benefits under our disability plan or payments under our life insurance plan, as appropriate.

Payments Made Upon Termination “Without Cause” or Termination for “Good Reason”

We have entered into Employment and/or Severance Agreements with each named executive officer. Pursuant to these agreements, if an executive’s employment is terminated “without cause”, or if the executive terminates his employment in certain circumstances defined in the agreement which constitute “good reason”, or the executive’s employment is terminated by us for cause or by reason of death or disability, the named executive officers will receive the benefits set forth under the heading “Payments Made Upon Termination, Generally” and in the following tables.

The named executive officers are only entitled to receive severance payments so long as they comply with their restrictive covenants regarding non-disclosure of confidential information, non-solicitation of employees, non-competition, and proprietary rights, each during and for specified periods after employment.

Nathaniel J. Lipman

In the event Mr. Lipman’s employment is terminated by us without cause or Mr. Lipman terminates his employment with us for good reason, he will be entitled, if he signs a general release of claims, to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in eight quarterly installments commencing on the date of termination of an amount equal to 200% of the aggregate amount of Mr. Lipman’s annual base salary and target bonus. In the event Mr. Lipman’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary (which was increased to $525,000 in November 2006). The agreement also subjects Mr. Lipman to restrictive covenants regarding non-disclosure of confidential information, non-solicitation of employees, non-competition, and proprietary rights, each during and for two years after his employment. Upon termination of Mr. Lipman’s employment for any reason, we will have the right to elect to purchase for fair market value any shares of Holdings common stock that he then holds, except that if the termination is for cause, we may instead elect to purchase the shares for their original cost (both as defined in the agreement). In the event Mr. Lipman violates any of the restrictive covenants, or if Mr. Lipman does not execute a general release in favor of the Company, he will have no further right to receive any severance payments. Mr. Lipman is not entitled to any type of severance payment in the event we timely exercise our right not to renew his employment agreement.

Pursuant to the terms of his restricted stock agreement dated October 17, 2005, all of Mr. Lipman’s restricted shares of Holdings common stock vest upon a sale of Holdings.

The following table shows the potential payments upon termination of Mr. Lipman’s employment on December 31, 2006 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$1,312,500	$1,312,500	X	X	X
Cash Severance	X	X	X	$1,050,000	$1,050,000	$525,000	$525,000	X
Long-Term Incentive Compensation:
Stock Options(1)	X	X	X
Restricted Stock	X	X	X	X	X	X	X	$1,005,000(2)
Benefits & Perquisites:								X
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Lipman’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Lipman’s options in connection with such a sale is impossible to calculate. Mr. Lipman’s option agreement also provides that upon his termination of employment by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, his options will vest as if he continued to be employed by us until the second anniversary of his termination date, subject to his compliance with certain restrictive covenants. The value of the acceleration of vesting of Mr. Lipman’s options in connection with any such termination is impossible to calculate.

(2)	Calculated by multiplying 50,000 shares by $20.10 which we believe to be the fair market value of a share of Holdings common stock on December 31, 2006 (not taking into account the adjustment made in connection with the extraordinary dividends paid on Holdings common stock on January 31, 2007).

Robert G. Rooney

Our employment agreement with Mr. Rooney provides that in the event Mr. Rooney’s employment is terminated by us without cause or Mr. Rooney terminates his employment for good reason, he will be entitled, if he signs a general release of claims, to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs, as well as a lump sum severance payment of 150% of his base salary (which was $334,750 in 2006). If we elect not to renew the agreement beyond June 15, 2007, and Mr. Rooney is terminated without cause during the twelve-month period following June 15, 2007, then the lump sum severance payment will be equal to 150% of his base salary reduced by a proportionate amount for the number of days Mr. Rooney is employed by us after June 15, 2007, with no lump sum payment required on or after June 15, 2008. The agreement also subjects Mr. Rooney to restrictive covenants regarding non-disclosure of confidential information, non-solicitation of employees, non-competition, and proprietary rights, each during and for specified periods after his employment. Pursuant to the Management Investor Rights Agreement, the non-competition covenant was amended and extended for a period of two years after Mr. Rooney’s employment is terminated for any reason.

The following table shows the potential payments upon termination of Mr. Rooney’s employment on December 31, 2006 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	X	X	X	X	X
Cash Severance	X	X	X	$502,125	$502,125	X	X	X
Long-Term Incentive Compensation:
Stock Options(1)	X	X	X
Restricted Stock	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Rooney’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Rooney for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Rooney’s options in connection with such a sale is impossible to calculate.

Thomas J. Rusin

Mr. Rusin is a party to a severance agreement with us dated November 9, 2004. In the event we or our successor terminate Mr. Rusin’s employment without cause, he will be entitled to receive a lump sum payment of $225,000 (or the amount of his then-current base salary (which was $290,000 in 2006), if greater than $225,000 at the time of termination) plus any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs. Mr. Rusin’s receipt of severance benefits is conditioned upon his signing a general release of claims in favor of us and our affiliates. There is no fixed termination date for Mr. Rusin’s agreement. The agreement also subjects Mr. Rusin to restrictive covenants regarding non-disclosure of confidential information, non-solicitation of employees, non-competition, and proprietary rights, each during and for two years after his employment.

The following table shows the potential payments upon termination of Mr. Rusin’s employment on December 31, 2006 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	X	X	X	X	X
Cash Severance	X	X	X	$290,000	$290,000	X	X	X
Long-Term Incentive Compensation:
Stock Options(1)	X	X	X
Restricted Stock	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Rusin’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Rusin for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Rusin’s options in connection with such a sale is impossible to calculate.

Steven E. Upshaw

In the event Mr. Upshaw terminates the employment agreement for good reason or his employment is terminated by us without cause, Mr. Upshaw will receive a lump-sum severance payment equal to 150% of his base salary (which was $280,000 in 2006) plus a pro-rata portion of his target bonus and any incentive compensation deemed earned. Pursuant to the Management Investor Rights Agreement, Mr. Upshaw is subject to a covenant not to compete for a period of two years after Mr. Upshaw’s employment is terminated for any reason.

The following table shows the potential payments upon termination of Mr. Upshaw’s employment on December 31, 2006 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$310,000	$310,000	X	X	X
Cash Severance	X	X	X	$420,000	$420,000	X	X	X
Long-Term Incentive Compensation:
Stock Options(1)	X	X	X
Restricted Stock	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Upshaw’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Upshaw for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Upshaw’s options in connection with such a sale is impossible to calculate.

Todd H. Siegel

Mr. Siegel is a party to a severance agreement with us dated May 29, 2002. In the event we or our successor terminate Mr. Siegel’s employment without cause or Mr. Siegel terminates his employment for good reason, he will be entitled to receive a lump sum payment of $175,000 (or the amount of his then-current base salary (which was $257,500 in 2006), if greater than $175,000 at the time of termination) plus any earned but unpaid salary and bonus at the time of termination. Mr. Siegel’s receipt of severance benefits is conditioned upon his signing a general release of claims in favor of us and our affiliates. There is no fixed termination date for Mr. Siegel’s agreement. The agreement also subjects Mr. Siegel to restrictive covenants regarding non-disclosure of confidential information, non-solicitation of employees, non-competition, and proprietary rights, each during and for specified periods after his employment. Pursuant to the Management Investor Rights Agreement the non-competition covenant was amended so that it will apply for a period of two years after Mr. Siegel’s employment is terminated for any reason.

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2006 under the circumstances described above.

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	X	X	X	X	X
Cash Severance	X	X	X	$257,500	$257,500	X	X	X
Long-Term Incentive Compensation:
Stock Options(1)	X	X	X
Restricted Stock	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Siegel’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Siegel for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Siegel’s options in connection with such a sale is impossible to calculate.

Maureen O’Connell

Effective July 5, 2006, we entered into a separation agreement with Ms. O’Connell pursuant to which Ms. O’Connell’s employment with us continued until September 30, 2006. The separation agreement generally terminated Ms. O’Connell’s employment agreement and set forth the terms of Ms. O’Connell’s remaining employment, including her duties, compensation and other benefits. Among other things, Ms. O’Connell is entitled to receive a severance payment of $360,000, less applicable withholding taxes, payable in two equal installments on October 2, 2006 and April 2, 2007. Further, under the terms of the separation agreement, Ms. O’Connell’s 25,000 shares of Holdings’ common stock were repurchased for $250,000. Ms. O’Connell will continue to be subject to, among other things, the covenants not to compete and not to solicit employees for two years following the termination of her employment.

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board of Directors.

Director Compensation

For the fiscal year ended December 31, 2006, our non-employee directors received annual compensation in the amount of $45,000 payable in equal quarterly installments, plus $2,000 for each regular or special meeting of our Board of Directors or board committee that they attend in person, plus an additional $1,000 for each regular or special meeting of our Board of Directors or board committee that they attend by teleconference. In addition, Mr. Kenneth Vecchione receives $15,000 for serving as the chairman of the audit committee of the Board of Directors and Mr. Robert B. Hedges, Jr. receives $7,500 for serving on the audit committee of the Board of Directors. Our directors are also eligible to participate in the 2005 Stock Incentive Plan described under “2005 Stock Incentive Plan.” Directors who are employees of the Company receive no compensation for their service as directors.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2006.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc E. Becker	$53,000	$0	$82,800	$0	$0	$135,800
Robert B. Hedges, Jr.	$39,750	$0	$103,500	$0	$0	$143,250
Matthew H. Nord	$13,250	$0	$82,800	$0	$0	$96,050
Stan Parker	$49,000	$0	$82,800	$0	$0	$131,800
Eric L. Press	$52,000	$0	$82,800	$0	$0	$134,800
Joseph W. Saunders	$24,500	$0	$82,800	$0	$0	$107,300
Kenneth Vecchione	$11,250	$0	$124,200	$0	$0	$135,450
Eric Zinterhofer	$51,000	$0	$82,800	$0	$0	$133,800

(1)	Mr. Lipman, the Company’s Chairman of the Board, President and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his services as a director. The compensation received by Mr. Lipman as an employee of the Company is shown in the Summary Compensation Table.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FASB Statement 123(R), and thus includes amounts from awards granted in and prior to 2006. As of December 31, 2006, each director had the following number of options outstanding, all of which were fully vested when granted: Marc E. Becker, 15,000; Stan Parker, 15,000; Eric L. Press, 15,000, Eric Zinterhofer, 15,000; Joseph W. Saunders, 15,000; Matthew H. Nord, 15,000; Kenneth Vecchione, 22,500; and Robert B. Hedges, Jr., 18,750. Because all of the options were fully vested on the date of grant, the amounts set forth in this column (d) also reflect the FASB Statement 123(R) grant date value of the awards.

Compensation Committee Interlocks and Insider Participation.

During 2006, the members of our compensation committee consisted of Messrs. Becker and Press, both of whom are principals and stockholders of Apollo, our controlling stockholder. Neither director has ever been one of our officers or employees. During 2006 neither director had any relationship that requires disclosure in this Report as a transaction with a related person. During 2006, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on such board of directors, none of our executive officers served as a director of another entity, one of whose executive officers served on such board of directors, and none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Holdings owns 100% of our capital stock.

The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of March 20, 2006 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of the Board of Directors of Holdings and (iv) all of our executive officers and members of the Board of Directors of Holdings as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Cendant holds a warrant to purchase up to 7.5% of the common stock of Holdings, subject to customary anti-dilution adjustments. The warrant will be exercisable on or after the October 17, 2009 (or earlier, if Apollo achieves certain returns on its investment). On January 31, 2007, the exercise price of the warrant was $21.80, which reflects an adjustment, made to the exercise price as a result of the dividends and distributions made on Holdings’ common stock.

In addition, Cendant holds 29,893 shares of preferred stock in Holdings after the redemption of 95,107 shares of preferred stock on January 31, 2007 for an aggregate redemption price of $106.0 million. The face amount of the remaining shares of preferred stock was adjusted to account for the unpaid dividends resulting in a face amount of approximately $33.3 million for the remaining 29,893 shares of Holdings preferred stock. The preferred stock does not entitle or permit its holder to vote on any matter required or permitted to be voted upon by holders of common stock (except as required by applicable law), entitles its holder to receive dividends of 8.5% per annum (payable, at Holdings’ option, either in cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. The preferred stock is redeemable at Holdings’ option at any time, subject to the applicable terms of our debt instruments and applicable laws. The preferred stock is redeemable at Holdings’ option upon a change of control for a price equal to 101% of the then-current face amount, plus any accrued and unpaid dividends. Holdings is required to redeem the preferred stock (i) at the holder’s option upon a change of control of Holdings at a price equal to the then-current face amount, plus any accrued and unpaid dividends, (ii) in part (A) upon certain dispositions of Holdings’ equity securities held by Parent LLC, (B) if Parent LLC receives from Holdings, or its affiliates, cash or marketable securities in respect of the equity securities of Holdings it holds or (C) Holdings pays any cash dividends or makes other cash distributions on its equity securities, in each case at a price equal to the then-current face amount, plus any accrued and unpaid dividends and (iii) on the twelfth anniversary of the closing of the Transactions at a price equal to the then-current face amount, plus any accrued and unpaid dividends. The preferred stock is exchangeable, at the option of Holdings, for debt securities having economic terms no less favorable than the preferred stock.

The following table excludes the preferred stock and the common stock underlying the warrant. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Apollo Management V, L.P.(a)	27,500,000	97%
Nathaniel J. Lipman(b)	312,800	1%
Thomas A. Williams(c)	35,000	*
Robert G. Rooney(d)	115,000	*
Todd H. Siegel(e)	85,644	*
Thomas J. Rusin(f)	55,692	*
Steven E. Upshaw(g)	34,494	*
Marc E. Becker(i)(j)	15,000	*
Robert B. Hedges, Jr.(h)	18,750	*
Matthew H. Nord(i)(j)	15,000	*
Stan Parker(i)(j)	15,000	*
Eric L. Press(i)(j)	15,000	*
Joseph W. Saunders(j)	15,000	*
Kenneth Vecchione(k)	22,500	*
Eric Zinterhofer(i)(j)	15,000	*
Directors and executive officers as a group (14 persons)	769,880	2%

*	Less than one percent.

(a)	Consists of 27,500,000 shares of common stock owned of record by Apollo Investment Fund V, L.P. and its related co-investment partnerships (the “Apollo Funds”). The general or managing partner of each of the Apollo Funds is Apollo Advisors V, L.P. (“Apollo Advisors”), an affiliate of Apollo Management V, L.P. The address of each of the Apollo Funds, Apollo Management and Apollo Advisors is c/o Apollo Management V, L.P., Two Manhattanville Road, Purchase, New York 10577.

(b)	Includes 50,000 shares of restricted stock and 57,800 shares of common stock issuable upon the exercise of Tranche A options that are currently exercisable. Does not include 520,200 shares of common stock issuable upon exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting.

(c)	Includes 10,000 shares of restricted stock. Does not include 160,000 shares of common stock issuable upon exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting.

(d)	Includes 15,000 shares of common stock issuable upon the exercise of Tranche A options that are currently exercisable. Does not include 135,000 shares of common stock issuable upon exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting.

(e)	Includes 12,444 shares of common stock issuable upon the exercise of Tranche A options that are currently exercisable. Does not include 111,996 shares of common stock issuable upon exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting.

(f)	Includes 8,092 shares of common stock issuable upon the exercise of Tranche A options that are currently exercisable. Does not include 77,828 shares of common stock issuable upon exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting.

(g)	Includes 6,294 shares of common stock issuable upon the exercise of Tranche A options that are currently exercisable. Does not include 81,646 shares of common stock issuable upon exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting.

(h)	Consists of 18,750 shares of common stock issuable upon the exercise of options which are currently exercisable.

(i)	Messrs. Becker, Parker, Press, Zinterhofer and Nord are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Parker, Press, Zinterhofer and Nord may be deemed to be the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.

(j)	Consists of 15,000 shares of common stock issuable upon the exercise of options which are currently exercisable.

(k)	Consists of 22,500 shares of common stock issuable upon the exercise of options which are currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Transactions on October 17, 2005, Holdings adopted the 2005 Stock Incentive Plan (the “Plan”) and the Plan was approved by the stockholders of Holdings. The Plan authorizes the board of directors of Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Holdings common stock to directors and employees of, and consultants to, Holdings and its subsidiaries, including us. For additional discussion of our equity compensation, including the Plan, see Note 16 to our consolidated and combined financial statements included elsewhere herein.

The table below summarizes the equity issuances under the Plan as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)

Equity compensation plans approved by security holders	2,091,750	$10.00	0(1)

Equity compensation plans not approved by security holders	0	—	0

Total	2,091,750	$10.00	0

(1)	As of December 31, 2006 there were no shares available for future grant. On January 30, 2007, the Holdings board of directors adopted an amendment to the Plan to formally document the aggregate increase of 68,000 shares previously authorized during 2006 and further increase the number of shares of Holdings common stock issuable under the Plan by 200,000 shares to an aggregate of 2,330,500 reserved shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Acquisition

Purchase Agreement

Overview. On July 26, 2005, we, along with our parent company, Holdings, entered into a purchase agreement with Cendant. Pursuant to the purchase agreement, on October 17, 2005, we purchased from Cendant all of the equity interests of AGLLC, and all of the share capital of AIH. The aggregate purchase price paid to Cendant was approximately $1.8 billion (consisting of cash and newly issued preferred stock of Holdings and after giving effect to certain fixed adjustments), subject to further adjustments as provided in the purchase agreement In addition, Cendant received a warrant to purchase up to 7.5% of the common stock of Holdings.

As a result of the Acquisition, Holdings owns 100% of our total capital stock. At such time, with respect to the capital stock of Holdings, (i) approximately 97% of its common stock then outstanding is owned by Affinion Group Holdings, LLC, a Delaware limited liability company (“Parent LLC”) and an affiliate of Apollo Management V, L.P. (“Apollo”), (ii) approximately 3% of its common stock is owned by the management stockholders and (iii) 100% of its preferred stock was owned by Cendant. On January 31, 2007, we redeemed 76% of the outstanding preferred stock for an aggregate redemption price of $106.0 million.

Indemnification. Cendant has agreed to indemnify us, Holdings and each of our affiliates, collectively, the indemnified parties, for breaches of representations, warranties and covenants made by Cendant, as well as for other specified matters, certain of which are described below. Holdings and we have agreed to indemnify Cendant for breaches of representations, warranties and covenants made by each of us, as well as for certain other specified matters. Generally, all parties’ indemnification obligations with respect to breaches of representations and warranties (except with respect to the matters described below) (i) are subject to a $100,000 occurrence threshold, (ii) are not effective until the aggregate amount of losses suffered by the indemnified party exceeds $15.0 million (and then only for the amount of losses exceeding $15.0 million) and (iii) are limited to $275.1 million of recovery. Generally, subject to certain exceptions of greater duration, the parties’ indemnification obligations with respect to representations and warranties will survive until April 15, 2007 with indemnification obligations related to covenants surviving until the applicable covenant has been fully performed.

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

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (i) breaches of its representations and warranties with respect to legal proceedings that (x) occur after the date of the purchase agreement, (y) relate to facts and circumstances related to the business of AGLLC or AIH and (z) constitute a breach or violation of its compliance with law representations and warranties; (ii) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or AIH; and (iii) the 2005 Suit and the January 2002 Class Action.

Cendant, Holdings and we have agreed that losses up to $15 million incurred with respect to these matters will be borne solely by us and losses in excess of $15 million will be shared by the parties in accordance with agreed upon allocations. We have the right at all times to control litigation related to shared losses and Cendant has consultation rights with respect to such litigation.

Other Litigation. Cendant has agreed to indemnify us for specified amounts with respect to losses incurred in connection with the 2001 Class Action. Until September 30, 2006, Cendant has the right to control and settle this litigation, subject to certain consultation and other specified limitations. Following September 30, 2006, we have the right to control and settle this litigation, subject to certain consultation and other specified limitations.

Cendant has agreed to indemnify us for specified amounts with respect to losses incurred in connection with the AG Matters. We have the right to control and settle this litigation at all times, subject to certain consultation and other specified limitations.

We will retain all liability with respect to the November 2002 Class Action and will not be indemnified by Cendant for losses related thereto.

Covenant Not to Compete. Cendant has agreed, subject to certain exceptions, not to compete with us for a seven-year period after the closing of the Acquisition in the business of providing affinity-based membership programs, affinity-based insurance programs or benefit packages as enhancements to financial institution or customer accounts, in each case, on a fee or commission basis. We have agreed, subject to certain exceptions, not to compete with Cendant for a five-year period in the non-membership based, direct to consumer online travel distribution business in a manner which utilizes any content or booking or packaging engine of Cendant or its subsidiaries made available by Cendant or its subsidiaries to us and that is competitive to Cendant’s online travel businesses.

Non-Solicitation. Cendant has agreed, subject to certain exceptions, not to solicit any employee of ours, AGLLC, AIH or their respective subsidiaries for a period of three years after the closing of the Acquisition.

Ancillary Agreements to the Purchase Agreement

In addition to the purchase agreement described above, we entered into the following agreements with Apollo, management and Cendant:

Consulting Agreement

On October 17, 2005, Apollo entered into a consulting agreement with us for the provision of certain structuring and advisory services, pursuant to which we paid Apollo a fee of $20 million for services rendered in connection with the Transactions and reimbursed Apollo for certain expenses incurred in rendering those services.

The consulting agreement also allows Apollo and its affiliates to provide certain advisory services to us for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of us, whichever is earlier. The agreement may be terminated earlier by mutual consent. We will pay Apollo an annual fee of $2.0 million for these services commencing in 2006. If we consummate a transaction involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, we will be required to pay Apollo a transaction fee if we engage in any merger, acquisition or similar transaction. We will also agree to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

Parent LLC Registration Rights Agreement

On October 17, 2005, Parent LLC entered into a registration rights agreement with Holdings pursuant to which it has certain demand and piggyback registration rights with respect to Holdings’ common stock. Under this agreement, Holdings will agree to assume the fees and expenses associated with registration. The registration rights agreement also contains customary provisions with respect to registration proceedings, underwritten offerings and indemnity and contribution rights.

Securityholder Rights Agreement

On October 17, 2005, Cendant entered into a securityholder rights agreement with Holdings and Parent LLC pursuant to which it will have certain rights with respect to Holdings’ preferred and common stock, including piggyback registration rights, tag-along rights and information rights. Under the agreement, Holdings will agree to assume certain fees and expenses associated with registration. The securityholder rights agreement contains customary provisions with respect to registration proceedings, underwritten offerings and indemnity and contribution rights.

In addition, the agreement will give come-along rights and a right of first refusal to Parent LLC with respect to stock of Holdings held by Cendant. The securityholder rights agreement will also contain customary restrictions on the transfer of Holdings’ stock by Cendant, including restrictions on transfers to competitors of Holdings and its affiliates. Finally, the agreement will require Parent LLC to purchase the preferred stock of Holdings held by Cendant in the event that Holdings is unable to meet certain redemption obligations with respect to that stock.

Management Investor Rights Agreement

On October 17, 2005, Holdings entered into a Management Investor Rights Agreement with Parent LLC and certain holders of securities of Holdings, including certain members of management. The agreement governs certain aspects of Holdings’ relationship with its securityholders. The agreement, among other things:

•

allows securityholders to join, and grant Parent LLC the right to require securityholders to join, in certain sales or transfers of shares of Holdings’ common stock to any third party prior to a qualified public offering of its common stock, following which (when aggregated with all prior such sales or transfers), Parent LLC shall have disposed of at least 10% of the number of shares of Holdings’ common stock that Parent LLC owned as of the original issue date of such shares to Parent LLC;

•

restricts the ability of securityholders to transfer, assign, sell, gift, pledge, hypothecate, or encumber, or otherwise dispose of, Holdings’ common stock or of all or part of the voting power associated with Holdings’ common stock;

•

allows securityholders, subject to mutual indemnification and contribution rights, to include certain securities in a registration statement filed by Holdings with respect to an offering of its common stock or preferred stock (i) in connection with the exercise of any demand rights by Parent LLC or any other securityholders possessing such rights, or (ii) in connection with which Parent LLC exercises “piggyback” registration rights;

•

allows Holdings and Parent LLC to repurchase, subject to applicable laws, all or any portion of Holdings’ common stock held by directors, employees, and consultants of Holdings upon the termination of their employment with Holdings or its subsidiaries or their bankruptcy or insolvency; and

•

obligates the securityholders to abide by restrictive covenants regarding nonsolicitation (during and for three years after employment), noncompetition (during and for two years after employment), and use of confidential information and proprietary rights (in perpetuity).

The agreement will terminate upon the earliest to occur of the dissolution of Holdings, the occurrence of any event that reduces the number of securityholders to one, and the consummation of a control disposition in which there is a transfer to a person or group a number of shares of Holdings’ common stock having the power to elect a majority of its board of directors.

Cendant Patent License Agreements

We have agreed to grant to Cendant a non-exclusive license to the Netcentives patents (the portfolio of patents relating to online award redemption programs) through December 31, 2006, that includes the exclusive right to enforce the patents against third parties within the field of (1) online sales, marketing and distribution of travel services and products, and (2) servicing certain airlines. Cendant has agreed to pay us a royalty for the exclusive right, in the aggregate amount of $11.25 million, which is payable in quarterly installments of $2.25 million, on each of November 15, 2005, and February 15, May 15, August 15 and November 15, 2006. We have retained the right to grant a non-exclusive license to Maritz for the purpose of resolving the outstanding litigation with that company. We have also agreed to grant a royalty free, non-exclusive license to Cendant to certain other patents for use in Cendant’s and its affiliates’ businesses for the duration of such patents. Cendant has agreed to issue to us a royalty free, non-exclusive license to certain other patents for use in our and our subsidiaries’ business for the duration of such patents. Cendant has also agreed to issue a royalty free, non-exclusive license to certain retained patents to the extent that it was owned by Cendant and used by us within the six-month period before the effective date of the purchase agreement.

Netcentives Patent Assignment Agreement and Patent License Agreement

On October 17, 2005, TLS, a wholly-owned indirect subsidiary of AGLLC, assigned all of its rights, title and interest in and to the Netcentives patents to (subject to the Cendant Patent License Agreement) Affinion Net Patents, Inc. (“ANP”), a wholly-owned subsidiary of Holdings. Following this assignment, ANP granted TLS a non-exclusive, royalty free license back to continue to use the Netcentives patents in the field of the marketing and sales of activities, products or services related to the administration of points-based or other loyalty programs for third parties (including affiliates) and activities, products or services related to the internal operation of points-based or other loyalty programs (the “Field”). The term of the license continues until the last to expire of the Netcentives patents. In consideration of this license, TLS will maintain the Netcentives patents, at its expense, on ANP’s behalf. In the event that TLS desires to enforce the Netcentives patents in the Field during the term, ANP and TLS will cooperate to initiate and defend such actions, subject to TLS’ control of the actions and payment of all of the related costs and expenses of ANP, and TLS shall be entitled to any proceeds arising from such actions. In the event that TLS desires to enforce the Netcentives patents outside the Field during the term, ANP may initiate and defend such actions, subject to TLS’ control of the actions, and the expenses and proceeds related to such actions outside of the Field shall be allocated between the parties based on the proportionate benefit of such actions to each party. Each of these intra-company transactions will be subject to the requirements of the Cendant Patent License Agreement described above.

Master Transition Services Agreement

On October 17, 2005, we entered into a master transition services agreement with Cendant Operations, Inc., a wholly-owned subsidiary of Cendant (“Cendant Operations”), and Cendant Europe Limited (“CD Europe,” collectively the “Cendant Parties”), pursuant to which the Cendant Parties provide certain services to us for different periods of time generally not exceeding two years from the closing of the Acquisition. These services will include Hyperion/financial services, treasury function services, information technology and telecommunication services, including help desk services. Some of the services are currently being provided by third-party vendors, who have agreed to continue to provide such services for the duration of the transition.

In addition, with respect to the Telecom Transport Services, we have agreed to certain minimum annual revenue commitments. As part of providing the services, the Cendant Parties will make reasonable efforts to not undertake any expenditure in excess of $30,000 without our prior consent. Also, any work product that is created specifically for us during the performance of the services shall belong exclusively to us.

Intercompany Agreements

General. AGLLC, Cims and their respective subsidiaries historically have had arrangements with Cendant and/or certain of its direct and indirect subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operational support (including travel agency support and software licensing), shared facilities and profit-sharing arrangements related to the marketing of certain insurance programs. On October 17, 2005, these arrangements were terminated and we have subsequently entered into new agreements with Cendant and/or certain subsidiaries that require the parties to provide services similar to those provided prior to the Acquisition. See Note 19 to our consolidated and combined financial statements included elsewhere herein.

Marketing Agreements. On October 17, 2005, we entered into agreements relating to the marketing of AGLLC’s membership programs with Cendant and/or its subsidiaries, including Budget Rent A Car System, Inc., Travel Link Group, Inc., Cendant Hotel Group, Inc., Trip Network, Inc., Orbitz, LLC and Resort Condominiums International, LLC. These agreements permit us to solicit customers of these parties for our membership programs through various direct marketing methods, which may include mail, telemarketing and online solicitation methods. These agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. These agreements expire on December 31, 2010 (subject to automatic one-year renewal periods) and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months’ prior written notice to us. One of the agreements is also terminable by either party upon 90 days’ prior written notice to us. They are also terminable if the parties fail to agree on certain creative materials to be used in connection therewith. The payment terms of each marketing agreement differ, but generally involve the payment by us of either a fee for each call transferred under such marketing agreement, a bounty for each user that enrolls as a member of a membership program or a percentage of net membership revenues.

Other than non-material arrangements, these agreements provide that if a Cendant-party elects to terminate an agreement or an agreement terminates as a result of the parties’ inability to agree on creative materials prior to December 31, 2010, then the applicable Cendant-party is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing arrangement been in effect until December 31, 2010. The termination fee will be paid as follows: the applicable Cendant-party will be required to pay twenty-four quarterly installment payments for each quarter occurring after the applicable termination date and prior to the end of calendar year 2010.

In the event that in any quarter during the term of a material marketing agreement, any Cendant-party fails to meet the minimum amount of marketing volume, fails to provide the specified amount of customer data or breaches certain material obligations under any material marketing agreement, then such Cendant-party will have to make a shortfall payment based on a calculation of the marketing revenues that would have been derived had the applicable Cendant-party met the specified threshold. Each shortfall payment will be paid as follows: for each quarter in which a shortfall event occurs, the applicable Cendant Party will be required to pay twenty-four quarterly installment payments (subject to certain adjustments).

Loyalty Agreements. On October 17, 2005, we entered into agreements with Cendant and its subsidiaries relating to Cendant’s loyalty and rewards programs to provide services to the following Cendant parties: Cendant, Travel Rewards, Inc., Resort Condominiums International, LLC, Avis Rent A Car System, Inc. and Cendant Operations, Inc. Each of the loyalty and rewards agreements expire on December 31, 2009, subject to automatic one-year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice. The agreement with Avis Rent A Car System, however, allows Avis to terminate upon ninety days’ prior written notice if Avis chooses to discontinue the Avis Club Red Travel Agent Loyalty Program.

We generally charge the Cendant-party one or more of the following fees relating to these services: an initial fee to implement a particular loyalty program; a management/administration fee; a redemption fee related to redeemed rewards and a booking fee related to bookings by loyalty program members.

In connection with these agreements, we formed Affinion Loyalty, LLC, a special purpose, bankruptcy remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Affinion Loyalty, LLC under a non-exclusive limited license. Affinion Loyalty, LLC entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Affinion Loyalty, LLC sublicenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

Platform Service Agreement. On October 17, 2005, we entered into a platform service agreement with Travel Distribution Services Group, Inc. (“TDS”), under which we have the option to use the to-be-developed Orbitz travel membership club platform, if and when developed by TDS, to obtain services related to such platform for our travel membership clubs, by paying TDS a fee per itinerary. The agreement will expire on December 31, 2010 if we elect to use such platform by December 31, 2007. However, it will expire on December 31, 2007 if TDS has not developed such platform or we have not elected to use such platform by such date.

GDS Agreement. On October 17, 2005, we entered into an agreement, pursuant to which we agreed to exclusively use the GDS of Galileo, a subsidiary of Cendant, to make air, hotel or car rental bookings through the global distribution system, an on-line booking system. Pursuant to this agreement, we will pay Galileo a fee per segment and a flat fee that decreases in each year during the term of the agreement. The agreement expires on December 31, 2011, subject to automatic one-year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement.

Other Operational Support Agreements. On October 17, 2005, we entered into an agreement whereby we have agreed to identify Avis and Budget (each a subsidiary of Cendant) as the primary preferred providers of car rental services to our customers (subject to certain exceptions). We receive commissions and royalty fees on certain qualifying rentals. The agreement expires on December 31, 2007, subject to automatic one-year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement.

On October 17, 2005, Cims entered into an agreement pursuant to which Cims will continue to use RCI Europe as its exclusive provider of travel services for the benefit of Cims’ members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI has a right of first refusal to offer travel services in other countries where Cims’ members are located. Cims will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement expires ten years from its effective date, subject to either party’s right to terminate the agreement on or after the third anniversary of its effective date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part).

Pursuant to that certain Asset Purchase Agreement, dated January 1, 2005, entered into by Cendant Travel Inc. (“CTI”) and our subsidiary, Travel Advantages Services, Inc. (“TAS”), CTI sold and transferred substantially all of the assets and liabilities of CTI to TAS. In connection with such agreement, TDS also entered into a Transition Services Agreement with us. On October 17, 2005, we entered into an Amended and Restated Transition Services Agreement, pursuant to which we will provide certain information technology related services to TDS and CTI until December 31, 2006. These services will be provided by us at cost.

Shared Facilities Agreements. On October 17, 2005, we entered into agreements to continue cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the existing related inter-company arrangements.

Profit-Sharing Agreements. On October 17, 2005, we entered into agreements to continue our profit-sharing arrangements with Fairtide Insurance Limited, a subsidiary of Cendant. Cims and certain of our subsidiaries market certain insurance programs and Fairtide provides reinsurance for the related insurance policies which are provided by a third-party insurer. Pursuant to these agreements, Fairtide will pay us 40-50% of the net profits that it receives on the net premiums under such insurance policies. These agreements expire on December 31, 2006, or earlier as the parties agree or when Fairtide’s related reinsurance agreements with the related third-party insurer expire.

Related Party Transactions Since January 1, 2006

Thomas A. Williams. On November 8, 2006, we entered into an employment agreement with Thomas A. Williams pursuant to which he serves as our Executive Vice President and Chief Financial Officer. The initial term of the agreement is from January 1, 2007 through January 2, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Mr. Williams’ annual base salary is $350,000, subject to annual review and increases. Mr. Williams is also eligible for an annual target bonus of 100% of his base salary, provided that performance objectives determined each year by the Board of Directors or its Compensation Committee are met. Mr. Williams is eligible to receive awards under the 2005 Stock Incentive Plan described below. In addition, Mr. Williams received a signing bonus of $600,000. Mr. Williams also received an option grant to purchase 160,000 shares of the Company’s common stock at a purchase price of $10.00 per share and will have the right, but not the obligation, to purchase up to an additional 25,000 shares of the Company’s common stock at the fair market value at the time of purchase. On March 12, 2007, Mr. Williams exercised such right and purchased 25,000 shares of the Company’s common stock for a purchase price of $251,750, Mr. Williams received a grant of 10,000 restricted shares of the Company’s common stock which will vest on the third anniversary of Mr. Williams’ employment with the Company, provided that he is still the Company’s employee. Mr. Williams is not entitled to any type of severance payment in the event that we timely exercise our right not to renew his agreement. In the event Mr. Williams terminates his employment without good reason or Mr. Williams’ employment is terminated by us for cause on or before December 31, 2007, Mr. Williams will be required to repay the entire signing bonus to us.

In the event Mr. Williams’ employment is terminated by us without cause or Mr. Williams terminates his employment with us for good reason (both as defined in the agreement), he will be entitled, if he signs a general release of claims, to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in six quarterly installments commencing on the date of termination of an aggregate amount equal to 150% of Mr. Williams’ annual base salary. The agreement also subjects Mr. Williams to restrictive covenants regarding nondisclosure of confidential information, nonsolicitation of employees, noncompetition, nondisparagement and proprietary rights, each during and for specified periods after his employment. Upon termination of Mr. Williams’ employment for any reason, we will have the right to elect to purchase for fair market value any shares of our common stock that he then holds, except that if the termination is for cause, we may instead elect to purchase the shares for their original cost. Pursuant to the Management Investor Rights Agreement, the covenant not to compete was amended and extended for a period of two years after Mr. Williams’ employment is terminated for any reason.

Prior to entering into the employment agreement with Mr. Williams, the Company and Mr. Williams also entered into a consulting letter agreement dated as of October 30, 2006. Under the consulting agreement, Mr. Williams advised the Company on financial and investor relations matters, reporting directly to Mr. Lipman. Mr. Williams received $10,000 per month as compensation for his consulting services, plus reasonable expenses. The consulting agreement terminated on December 31, 2006.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to its written charter, our audit committee must review and approve all related-party transactions, which includes any related party transactions that we would be required to disclose pursuant to Item 404 of Regulation S-K promulgated by the SEC. For a discussion of the composition and responsibilities of our Audit Committee see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.” In determining whether to approve a related party transaction, the audit committee will consider a number of factors including whether the related party transaction is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on NASDAQ and subject to such requirements, we would be entitled to rely on the controlled company exception contained in NASDAQ Marketplace Rule 4350 for exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee and Nominating and Corporate Governance Committee. Pursuant to NASDAQ Marketplace Rule 4350, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee and nominating committee of such company be comprised solely of independent directors. At March 20, 2007, Apollo Management V, L.P. has 97% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

For a discussion of the independence of members of our Audit Committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.”

Item 14.	Principal Accounting Fees and Services

The following table presents fees for audit and other services provided to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005.

	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005
Audit Fees	$3,534,000	$3,860,000
Audit Related Fees	—	—
Tax Fees(1)	405,000	37,000
All Other Fees	—	—

Total Fees	$3,939,000	$3,897,000

(1)	Tax services related primarily to advisory services in connection with the Section 338(h)(10) election, franchise taxes, VAT taxes and other international tax matters.

All of Deloitte & Touche LLP’s fees for 2006 and 2005 were pre-approved by our board of directors through formal engagement letters. The Board of Directors reviewed the audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. Our Audit Committee was formed in December 2006. The Audit Committee’s policy is to pre-approve all services by the Company’s independent accountants. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by Deloitte & Touche to the Company. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Deloitte & Touche must be pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group, Inc., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets of the Company as of December 31, 2006 and 2005

•

Consolidated Statements of Operations of the Company for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statements of Operations of the Predecessor for the period from January 1, 2005 to October 16, 2005 and for the Year Ended December 31, 2004

•

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) of the Company for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statements of Changes in Combined Equity of the Predecessor for the period from January 1, 2005 to October 16, 2005 and for the Year Ended December 31, 2004

•

Consolidated Statements of Cash Flows of the Company for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statements of Cash Flows of the Predecessor for the period from January 1, 2005 to October 16, 2005 and for the Year Ended December 31, 2004

•	Notes to Consolidated and Combined Financial Statements

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference:

Exhibit No.	Description

2.1	Purchase Agreement, dated as of July 26, 2005, by and among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.), as amended by Amendment No. 1 thereto, dated as of October 17, 2005, among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.) (incorporated by reference to Exhibit No. 2.1 to Registration Statement on Form S-4, filed with the SEC on May 8, 2006, File No. 333-133895).

3.1	Amended and Restated Certificate of Incorporation of Affinion Group, Inc. filed in the State of Delaware on September 27, 2005 (incorporated by reference to Exhibit No. 3.1 to Registratin Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

3.2	By-laws of Affinion Group, Inc. (incorporated by reference to Exhibit No. 3.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.1	Indenture, dated as of October 17, 2005 governing the 10 1/8% Senior Notes due 2013, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

Exhibit No.	Description

4.2	Indenture, dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.3	Registration Rights Agreement, dated as of October 17, 2005, among Affinion Group, Inc., a Delaware corporation, Credit Suisse Securities First Boston LLC, Deutsche Bank Securities LLC, Banc of America Securities LLC, BNP Paribas Securities Corp and the guarantors listed on Schedule B attached thereto (incorporated by reference to Exhibit No. 4.3 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.4	Registration Rights Agreement, dated as of April 26, 2006, among Affinion Group, Inc., a Delaware corporation, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities LLC, Banc of America Securities LLC, BNP Paribas Securities Corp and the guarantors listed on Schedule B attached thereto (incorporated by reference to Exhibit No. 4.4 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.5	Registration Rights Agreement, dated as of May 3, 2006, among Affinion Group, Inc., a Delaware corporation, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities LLC, Banc of America Securities LLC, BNP Paribas Securities Corp and the guarantors listed on Schedule B attached thereto (incorporated by reference to Exhibit No. 4.5 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.6	Form of 10 1/8% Senior Note due 2013 (included in the Indenture filed as Exhibit 4.1 to this Registration Statement) (incorporated by reference to Exhibit No. 25.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.7	Form of 11 1/2% Senior Subordinated Note due 2015 (included in the Indenture filed as Exhibit 4.2 to this Registration Statement) (incorporated by reference to Exhibit No. 25.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.1	Credit Agreement, dated as of October 17, 2005, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, the Lenders from time to time party hereto, Credit Suisse, Cayman Islands Branch, as administrative agent for the Lenders, Deutsche Bank Securities Inc., as syndication agent and Bank of America, N.A. and BNP Paribas Securities Corp., as documentation agents (incorporated by reference to Exhibit No. 10.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.2	Amendment No. 1 to the Credit Agreement dated as of December 22, 2006 among Affinion Group Inc., the lenders and Credit Suisse, Cayman Island Branch (incorporated by reference to Exhibit No. 10.1 to Form 8-K filed with the SEC on January 9, 2007, File No. 333-133895).

10.3	Senior Subordinated Bridge Loan Agreement, dated as of October 17, 2005, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, the Lenders from time to time party hereto, Credit Suisse, Cayman Islands Branch, as administrative agent for the Lenders, Deutsche Bank Securities Inc., as syndication agent and Banc of America Bridge and BNP Paribas Securities Corp., as documentation agents (incorporated by reference to Exhibit No. 10.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.4	Guarantee and Collateral Agreement, dated and effective as of October 17, 2005, among Affinion Group Holdings, Inc., Affinion Group, Inc., each Subsidiary of the Borrower identified therein and Credit Suisse, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit No. 10.3 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.5	Management Investor Rights Agreement, dated as of October 17, 2005 among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group Holdings, LLC, a Delaware limited liability company, and the holders that are parties thereto (incorporated by reference to Exhibit No. 10.4 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.6	Consulting Agreement, dated as of October 17, 2005, between Affinion Group, Inc., a Delaware corporation, and Apollo Management V, L.P., a Delaware limited partnership (incorporated by reference to Exhibit No. 10.5 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

Exhibit No.	Description

10.7	Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated as of October 17, 2005 (incorporated by reference to Exhibit No. 10.6 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.8*	First Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated December 4, 2006.

10.9	Second Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated January 30, 2007. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 1, 2007, File No. 333-133895).

10.10	Restricted Stock Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.7 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.11	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.8 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.12	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Optionee (with Optionee signatories being Rooney, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.9 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.13	Option Agreement, dated as of January 2, 2006, between Affinion Group Holdings, Inc. and Maureen E. O’Connell (incorporated by reference to Exhibit No. 10.10 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.14	Retention Letter Agreement by and between Officer and Cendant Marketing Services Division as amended through June 28, 2005 (assumed by Affinion Group, Inc.) (as modified by the Subscription Agreement, dated as of October 17, 2005) (with Officer signatories being Lipman, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.11 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.15	Retention Letter Agreement by and between Robert Rooney and Cendant Marketing Services Division as amended through June 28, 2005 (assumed by Affinion Group, Inc.) (as modified by the Subscription Agreement, dated as of October 17, 2005) (incorporated by reference to Exhibit No. 10.12 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.16	Severance Agreement, dated May 29, 2002, by and between Todd H. Siegel and Trilegiant Corporation (assumed by Affinion Group, Inc.) (incorporated by reference to Exhibit No. 10.13 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.17	Severance Agreement, dated November 9, 2004, by and between Thomas J. Rusin and Trilegiant Corporation (assumed by Affinion Group. Inc.) (incorporated by reference to Exhibit No. 10.14 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.18	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Investor (with Investor signatories being Rooney, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.15 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.19	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.16 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.20	Subscription Agreement, dated as of January 2, 2006, between Affinion Group Holdings, Inc. and Maureen E. O’Connell (incorporated by reference to Exhibit No. 10.17 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.21	Supplemental Bonus Letter by and between Officer and Cendant Marketing Services Division dated September 28, 2005 (assumed by Affinion Group, Inc.) (with Officer signatories being Lipman, Rooney, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.18 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.22	Employment Agreement, dated as of October 17, 2005, between Affinion Group, Inc., and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.19 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

Exhibit No.	Description

10.23	Employment Agreement, dated as of June 15, 2005, by and between Affinion Group, LLC (f/k/a Cendant Marketing Group LLC), Affinion International Holdings Limited (f/k/a Cendant International Holdings Limited), and Robert Rooney (incorporated by reference to Exhibit No. 10.20 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.24	Employment Agreement, dated as of December 1, 2005, by and between Affinion Group, Inc. and Maureen E. O’Connell (incorporated by reference to Exhibit No. 10.22 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.25	Patent License Agreement, dated as of October 17, 2005, between CD Intellectual Property Holdings, LLC, a Delaware corporation and Trilegiant Loyalty Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.23 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.26	Separation Agreement, dated as of July 5, 2006 between Affinion Group, Inc., Affinion Group Holdings, Inc. and Maureen E. O’Connell. (Incorporated herein by reference to Exhibit 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 11, 2006, File No. 333-133895).

10.27	Amendment to Employment Agreement dated as of August 28, 2006, between Affinion Group, Inc., Affinion International Holdings Limited and Robert Rooney (incorporated by reference to Exhibit No. 10.1 to Form 8-K filed with the SEC on August 29, 2006, File No. 333-133895).

10.28*	Employment Agreement, dated as of November 8, 2006, by and between Affinion Group, Inc. and Thomas A. Williams.

10.29*	Restricted Stock Agreement, dated as of November 8, 2006, by and between Affinion Group, Inc. and Thomas A. Williams.

10.30*	Option Agreement, dated as of November 8, 2006, by and between Affinion Group, Inc. and Thomas A. Williams.

10.31*	Subscription Agreement, dated as of November 8, 2006, by and between Affinion Group, Inc. and Thomas A. Williams.

10.32*	Amendment to Employment Agreement, dated as of February 21, 2007.

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Affinion Group, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32*	Certification pursuant to 18 USC Section 1350.

*	Filed herewith.

†	The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. Affinion Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

GLOSSARY

Affinity Marketing

Marketing of programs or services through a third-party channel utilizing its customer base and brand name.

Attrition Rates

Percentage of customers who cancel their membership, package benefits or insurance policy in a given period.

Bounty

Refers to up-front marketing payments we make to our affinity partners as compensation to utilize their brand names, customer contacts and billing vehicles (credit or debit card, checking account, mortgage or other type of billing arrangement).

Click-through

The opportunity for an online visitor to be transferred to a web location by clicking their mouse on an advertisement.

Customer Service Marketing (CSM)

Upsell programs occurring in affinity marketing partners’ contact centers.

Direct Marketing

Any direct communication to a consumer or business that is designed to generate a response in the form of an order, a request for further information and/or a visit to a store for a specific product or service.

Enhanced Checking

Package benefits embedded in a customer’s checking or share draft accounts.

Fee Income

Income for financial institutions generated from the sale of non-interest income products and services.

In-Branch Marketing

Face-to-face solicitation by a customer service representative physically located in a branch office.

Media

Distribution vehicles of solicitations such as direct mail, telemarketing, and the Internet.

Membership

A product that offers members access to a variety of discounts on purchases and other value-added benefits, such as credit monitoring and identity-theft resolution in return for paying a monthly or annual fee.

Package

A collection of benefits, including insurance, that are added to a checking account or credit card account to be offered to customers of our affinity partners.

Solo Direct Mail

Stand-alone mailings that market our programs and services.

Statement inserts

A marketing mailing inserted with financial institution affinity partner’s monthly account statements.

Transfer Plus

Permission-based live operator call transfer program.

Voice Response Unit (VRU)

Automated credit card activation technology fully scripted by us to solicit additional members.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Affinion Group, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINION GROUP, INC.

Date:	March 22, 2007	By:	/s/ Nathaniel J. Lipman
Nathaniel J. Lipman President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Affinion Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathaniel J. Lipman Nathaniel J. Lipman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2007

/s/ Thomas A. Williams Thomas A. Williams	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 22, 2007

/s/ Robert B. Hedges, Jr. Robert B. Hedges, Jr.	Director	March 22, 2007

/s/ Marc E. Becker Marc E. Becker	Director	March 22, 2007

/s/ Stan Parker Stan Parker	Director	March 22, 2007

/s/ Eric L. Press Eric L. Press	Director	March 22, 2007

/s/ Eric Zinterhofer Eric Zinterhofer	Director	March 22, 2007

/s/ Matthew H. Nord Matthew H. Nord	Director	March 22, 2007

/s/ Kenneth Vecchione Kenneth Vecchione	Director	March 22, 2007

/s/ Joseph W. Saunders Joseph W. Saunders	Director	March 22, 2007

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent, and following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission does not intend to send, to its security holders an annual report to security holders of proxy material for the year ended December 31, 2006 or with respect to any annual or other meeting of security holders.

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Consolidated Financial Statements of Affinion Group, Inc. (the “Company”) and Combined Financial Statements of Cendant Marketing Services Division (a division of Cendant Corporation) (the “Predecessor”):

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Company as of December 31, 2006 and 2005	F-3

Consolidated Statements of Operations of the Company for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statements of Operations of the Predecessor for the period from January 1, 2005 to October 16, 2005 and for the Year Ended December 31, 2004	F-4

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) of the Company for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statements of Changes in Combined Equity of the Predecessor for the period from January 1, 2005 to October 16, 2005 and for the Year Ended December 31, 2004	F-5

Consolidated Statements of Cash Flows of the Company for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statements of Cash Flows of the Predecessor for the period from January 1, 2005 to October 16, 2005 and for the Year Ended December 31, 2004	F-6

Notes to Consolidated and Combined Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group, Inc.:

We have audited the accompanying consolidated balance sheet of Affinion Group, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for the year ended December 31, 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005. We have also audited the combined statements of operations, changes in combined equity and cash flows of Cendant Marketing Services Division (a division of Cendant Corporation) (the “Predecessor”) for the period from January 1, 2005 to October 16, 2005, and for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Neither the Company nor the Predecessor is required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s or the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, the consolidated results of the Company’s operations and cash flows for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005 and the combined results of the Predecessor’s operations and cash flows for the period from January 1, 2005 to October 16, 2005, and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 19 to the consolidated and combined financial statements, through October 16, 2005 the Predecessor was a division of Cendant Corporation and following the sale of the Predecessor to the Company, it continued to enter into transactions with Cendant Corporation.

/s/ Deloitte & Touche LLP

Stamford, CT March 22, 2007

AFFINION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$84.3	$113.4
Restricted cash	28.8	28.2
Receivables (net of allowance for doubtful accounts of $2.4 and $2.8, respectively)	70.7	61.5
Receivables from related parties	15.5	13.7
Profit-sharing receivables from insurance carriers	59.5	62.7
Prepaid commissions	72.5	40.7
Income taxes receivable	3.2	—
Other current assets	39.4	39.0

Total current assets	373.9	359.2
Property and equipment, net	100.0	107.7
Contract rights and list fees, net	62.0	1.8
Goodwill	300.0	366.2
Other intangibles, net	1,005.5	1,317.8
Other non-current assets	48.1	47.3

Total assets	$1,889.5	$2,200.0

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$50.2	$20.4
Accounts payable and accrued expenses	279.3	276.5
Payables to related parties	11.9	3.1
Deferred revenue	272.3	148.6
Deferred income taxes	11.5	2.5
Income taxes payable	—	0.8

Total current liabilities	625.2	451.9
Long-term debt	1,358.2	1,470.6
Deferred income taxes	20.2	27.8
Deferred revenue	27.7	7.6
Other long-term liabilities	44.5	8.1

Total liabilities	2,075.8	1,966.0

Minority interests	0.6	0.1

Stockholder’s Equity (Deficit):
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	380.9	372.1
Accumulated deficit	(574.5)	(136.3)
Accumulated other comprehensive income (loss)	6.7	(1.9)

Total stockholder’s equity (deficit)	(186.9)	233.9

Total liabilities and stockholder’s equity (deficit)	$1,889.5	$2,200.0

See notes to the consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In millions)

	THE COMPANY		THE PREDECESSOR
	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
Net revenues	$1,137.7	$134.9	$1,063.8	$1,530.9

Expenses:
Marketing and commissions	580.9	87.1	515.0	665.3
Operating costs	326.1	48.7	315.0	383.3
General and administrative	106.9	20.2	134.5	185.0
Gain on sale of assets	—	—	(4.7)	(23.9)
Goodwill impairment	15.5	—	—	—
Depreciation and amortization	396.8	84.5	32.3	43.9

Total expenses	1,426.2	240.5	992.1	1,253.6

Income (loss) from operations	(288.5)	(105.6)	71.7	277.3
Interest income	5.7	1.3	1.9	1.7
Interest expense	(148.8)	(31.9)	(0.5)	(7.3)
Other income (expense), net	—	—	5.9	0.1

Income (loss) before income taxes and minority interests	(431.6)	(136.2)	79.0	271.8
Income tax (expense) benefit	(6.3)	—	(28.9)	104.5
Minority interests, net of tax	(0.3)	(0.1)	—	0.1

Net income (loss)	$(438.2)	$(136.3)	$50.1	$376.4

See notes to the consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN

STOCKHOLDER’S/COMBINED EQUITY (DEFICIT)

(In millions)

	Common Stock and Additional Paid-in Capital	Cendant’s Equity in Division	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
The Predecessor
Balance, January 1, 2004		$119.0		$(3.4)	$115.6
Comprehensive income:
Net income		376.4		—	376.4
Currency translation adjustment		—		1.5	1.5

Total comprehensive income					377.9

Capital contribution		2.5		—	2.5
Return of capital		(92.3)		—	(92.3)
Advances to Cendant, net		(100.5)		—	(100.5)
Dividend		(9.6)		—	(9.6)

Balance, December 31, 2004		295.5		(1.9)	293.6
Comprehensive income:
Net income		50.1			50.1
Currency translation adjustment		—		1.9	1.9

Total comprehensive income					52.0

Capital contribution		5.5		—	5.5
Return of capital		(0.2)		—	(0.2)
Capital transfer		(12.7)		—	(12.7)
Advances from Cendant, net		25.2		—	25.2

Balance, October 16, 2005		$363.4		$—	$363.4

The Company
Comprehensive loss:
Net loss	$—		$(136.3)	$—	$(136.3)
Currency translation adjustment	—		—	(1.9)	(1.9)

Total comprehensive loss					(138.2)
Capital contribution by Affinion Holdings	372.1		—	—	372.1

Balance, December 31, 2005	372.1		(136.3)	(1.9)	233.9
Comprehensive loss
Net loss			(438.2)		(438.2)
Currency translation adjustment				8.6	8.6

Total comprehensive loss					(429.6)
Capital contribution by Affinion Holdings	8.8		—	—	8.8

Balance, December 31, 2006	$380.9		$(574.5)	$6.7	$(186.9)

See notes to the consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

	THE COMPANY		THE PREDECESSOR
	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
Operating Activities
Net income (loss)	$(438.2)	$(136.3)	$50.1	$376.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	396.8	84.5	32.3	43.9
Amortization of favorable and unfavorable contracts	3.1	—	—	—
Goodwill impairment	15.5	—	—	—
Amortization of debt discount and financing costs	15.9	3.7	—	—
Unrealized (gain) loss on interest rate swap	(1.7)	0.8	—	—
Gain on sale of assets	—	—	(4.7)	(23.9)
(Gain) loss on disposal of property and equipment	—	(0.1)	1.9	2.1
Unrealized (gain) loss on Cendant stock	—	—	0.1	(0.4)
Deferred income taxes	3.4	(1.3)	25.9	(74.2)
Net change in assets and liabilities:
Restricted cash	(2.0)	8.6	(10.4)	4.2
Receivables	(6.0)	9.4	17.0	(8.7)
Receivables from related parties	(1.7)	(13.7)	—	—
Profit-sharing receivables from insurance carriers	9.0	(2.1)	(1.8)	13.5
Prepaid commissions	(39.7)	(32.2)	25.9	36.1
Other current assets	0.6	(8.1)	19.4	(4.0)
Deferred acquisition costs	—	—	4.9	(9.2)
Contract rights and list fees	(9.6)	(1.7)	(0.1)	5.0
Other non-current assets	(3.4)	3.1	4.6	8.9
Accounts payable and accrued expenses	(6.6)	(4.2)	13.8	2.2
Payables to related parties	6.9	3.1	—	—
Deferred revenue	165.6	116.6	(61.5)	(119.7)
Income taxes receivable and payable	(5.1)	0.8	(11.1)	12.9
Other long-term liabilities	(4.8)	—	(0.2)	(6.5)
Minority interests and other, net	0.3	0.2	0.4	2.5

Net cash provided by operating activities	98.3	31.1	106.5	261.1

Investing Activities
Capital expenditures	(29.1)	(9.0)	(24.0)	(25.8)
Acquisition-related payments, net of cash acquired	—	(1,629.0)	(15.7)	(21.4)
Acquisition of intangible asset	(17.4)	—	—	—
Restricted cash	2.1	(2.1)	0.2	5.3
Proceeds from sale of assets	—	—	—	32.5
Proceeds from sale of investments	—	—	—	7.1

Net cash used in investing activities	(44.4)	(1,640.1)	(39.5)	(2.3)

Financing Activities
Proceeds from borrowings	385.7	1,510.0	—	2.0
Deferred financing costs	(10.9)	(42.0)	—	—
Principal payments on borrowings	(469.0)	(20.1)	(0.5)	(18.8)
Proceeds (payments) for Cendant credit agreement	—	—	(30.0)	30.0
Decrease (increase) in advances to Cendant, net	—	—	7.1	(268.4)
Distributions to minority shareholder	—	—	—	(1.0)
Capital contribution	8.8	275.0	—	—
Payment of dividend	—	—	—	(45.3)

Net cash provided by (used in) financing activities	(85.4)	1,722.9	(23.4)	(301.5)

Effect of changes in exchange rates on cash and cash equivalents	2.4	(0.5)	(1.9)	2.0

Net increase (decrease) in cash and cash equivalents	(29.1)	113.4	41.7	(40.7)
Cash and cash equivalents, beginning of period	113.4	—	22.5	63.2

Cash and Cash Equivalents, End of Period	$84.3	$113.4	$64.2	$22.5

Supplemental Disclosure of Cash Flow Information:
Interest payments	$133.7	$5.4	$0.3	$6.4
Income tax payments	$7.4	$0.9	$27.1	$12.6

See notes to the consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation— On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), the Company’s parent company, and a warrant (fair value of $16.7 million) that is exercisable into 2,112,937 shares of common stock of Affinion Holdings upon the earlier of four years or the achievement by Apollo of certain investment return hurdles, and $38.1 million of transaction related costs (see Note 4 - Acquisitions for allocation of purchase price to net assets acquired). On October 14, 2005, the Predecessor acquired all of the outstanding shares of common stock of TRL Group, Inc. (“TRL Group”) not owned by the Predecessor for approximately $15.7 million and the credit agreement provided by Cendant to TRL Group (see Note 11 - Long-term Debt Due to Cendant) was terminated. Pursuant to the purchase agreement, Affinion acquired all of the outstanding capital stock and membership interests of the Predecessor, as well as substantially all of the Predecessor’s assets and liabilities. Effective September 30, 2005, the Predecessor transferred assets and liabilities, including related deferred income taxes, totaling $48.6 million and $123.3 million, respectively, to Cendant via non-cash transfer (see Note 7 – Other Current Assets, Note 9 – Accounts Payable and Accrued Expenses and Note 14 - Income Taxes).

The Predecessor was a combined reporting entity that was comprised of the assets and liabilities used in managing and operating the marketing services businesses of Cendant. The entities that comprise the Predecessor included Affinion Group, LLC (formerly Cendant Marketing Group, LLC) (“AGLLC”), Affinion Membership Services Holdings Subsidiary LLC (formerly Cendant Membership Services Holdings Subsidiary LLC) (“AMS”), Trilegiant Corporation (“Trilegiant”), TRL Group, Inc. (“TRL Group”), Affinion Benefits Group, Inc. (formerly known as Progeny Marketing Innovations Inc.) (“Progeny”), Affinion International Holdings Limited (formerly known as Cendant International Holdings Limited) (“Cims”), Affinion Loyalty Group, Inc. (formerly known as Trilegiant Loyalty Solutions, Inc.) (“TLS”), Cendant Travel, Inc. (“CTI”) and related companies. All of the entities that comprised the Predecessor were acquired by Affinion, an affiliate of Apollo, on October 17, 2005.

The accompanying consolidated financial statements include the accounts and transactions of the Company, while the accompanying combined financial statements include the accounts and transactions of the Predecessor, as well as entities in which the Predecessor directly or indirectly had a controlling financial interest. For more detailed information regarding the Company’s and Predecessor’s consolidation and combination policies, refer to Note 2 –Summary of Significant Accounting Policies.

Business Description—The Company is a leading affinity marketer of membership, insurance and package programs and services to consumers. The Company markets its programs and services through affinity partnerships with financial and non-financial institutions and directly to consumers using a variety of media including direct mail, online marketing, in-branch marketing, telemarketing and other marketing methods. The Company utilizes the customer bases and brand names of its affinity partners to market membership and insurance programs to its customers. The Company’s programs provide its members with i) access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement; ii) insurance programs such as accidental death and dismemberment, hospital accident protection and hospital indemnity protection and iii) personal protection benefits and services such as credit monitoring and identity theft protection services. In addition to the Company’s affinity direct marketing business, it also administers points-based loyalty programs on behalf of its affinity partners. The Company markets programs to affinity partners under the Trilegiant, Affinion Benefits Group, Affinion International Group and Affinion Loyalty Group service marks and are separated into four business segments as follows:

•

Membership Operations — designs, implements and markets membership programs to customers of its affinity partners in North America and provides travel agency services primarily to its membership customers.

•

Insurance and Package Operations — markets accidental death and dismemberment and other insurance products to customers of its affinity partners in North America and designs and provides package enhancement programs primarily to financial institutions, which, in turn, market or provide these programs to their customers.

•	International Operations — markets membership programs and package enhancement programs to customers of its affinity partners outside North America.

•	Loyalty Operations — administers points-based loyalty programs and provides enhancement benefits to loyalty program providers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Combination Policies — The consolidated financial statements include the accounts of Affinion Group, Inc. and its wholly-owned and majority owned subsidiaries where control exists and variable interest entities (VIEs) in which Affinion is the primary beneficiary. The equity method of accounting is used for joint ventures and investments in associated companies over which Affinion has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The combined financial statements include the accounts of AGLLC, AMS, Trilegiant, TRL Group, Progeny, CIMS, TLS, CTI and related companies. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addressed the consolidation of VIEs, including special purpose entities (“SPEs”), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Predecessor subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which superseded FIN 46.

FIN 46R requires a VIE to be consolidated by a company if that company is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns, or both (the company required to consolidate is called the “primary beneficiary”). In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46R also requires deconsolidation of a VIE if a company is not the primary beneficiary of the VIE. It also requires disclosures about VIEs that a company does not consolidate, but in which it has a significant variable interest, and about any potential VIE when a company is unable to obtain the information necessary to determine whether an entity is a VIE or whether the company is the primary beneficiary.

In connection with the implementation of FIN 46R, AMS consolidated TRL Group (formerly known as Trilegiant Corporation) effective January 1, 2002 by retroactively restating the combined financial statements to include the financial position, results of operations and cash flows of TRL Group for all periods presented. On October 15, 2005, AMS acquired all of the equity interests in TRL that it did not already own. See Note 18 — TRL Group, Inc. for more information regarding TRL Group.

Stock-Based Compensation — The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) as of the commencement of its operations on October 17, 2005. SFAS No. 123R eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). For employee stock awards effective after October 17, 2005, the Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The requisite service period is often the vesting period. Stock compensation expense of the Company is included in general and administrative expense in the accompanying consolidated statements of operations. The Predecessor applied SFAS No. 123 and expensed all employee stock awards over their respective vesting periods based upon the fair value of the award on the date of grant. Stock compensation expense of the Predecessor is included in general and administrative expense in the accompanying combined statements of operations.

The following table illustrates the effect on net income for the year ended December 31, 2004 as if the fair value based method had been applied to all employee stock awards granted by Cendant to the employees of the Predecessor:

2004
Reported net income	$376.4
Add: Stock-based employee compensation included in reported net income, net of tax	2.8
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(3.0)

Pro forma net income	$376.2

As of January 1, 2005, the Predecessor commenced recording compensation expense for all outstanding employee awards; accordingly, pro forma information is not presented for any period subsequent to December 31, 2004.

Employee awards granted by TRL Group are excluded from the above pro forma information since TRL Group recorded compensation expense under the fair value method for all periods presented.

Revenue Recognition

Membership — For retail memberships, annual full-money-back (“FMB”), annual pro rata and monthly memberships are offered, each of which is generally marketed with a free trial period. Membership revenue is not recognized until the trial period has expired, membership fees have been collected and the membership fees become non-refundable. Although payment is received from members at the beginning of an FMB membership, the memberships are cancelable for a full refund at any time during the membership period. Accordingly, FMB revenue is deferred and recognized at the end of the membership term when it is no longer subject to refund. Annual pro rata fees (related to memberships that are cancelable for a pro rata refund) are recognized ratably over the membership term as membership revenue is earned and no longer subject to refund. Monthly membership revenue is recognized when earned and no longer subject to refund.

For wholesale memberships, affinity partners are provided with programs and services and, in many cases, the affinity partners market those programs and services to their customer bases. Monthly or annual fees are received from the affinity partners based on the number of members who purchase these programs from the affinity partners and revenue is recognized as the monthly fees are earned.

Insurance — Commission revenue is recognized based on premiums earned by the insurance carriers that issue the policies. Premiums are typically paid either monthly or quarterly and revenue is recognized ratably over the underlying policy coverage period. There are also revenue and profit-sharing arrangements with the insurance carriers which issue the underlying insurance policies. Commission revenue from insurance programs is reported net of insurance costs totaling approximately $163.7 million in 2006, $145.4 million for the period January 1, 2005 to October 16, 2005, $26.7 million for the period October 17, 2005 to December 31, 2005, and $276.6 million in 2004. Under a typical arrangement, commission revenue of approximately 60% of the gross premiums collected on behalf of the insurance carrier is initially retained and approximately 40% is remitted to the insurance carrier. No less frequently than annually, a profit-sharing settlement analysis is prepared which is based on the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. An accrual is made monthly for the expected share of this excess or shortfall based on the claims experience to date, including an estimate for claims incurred but not reported. The profit share excess is reflected in profit-sharing receivables from insurance carriers on the accompanying consolidated balance sheets. Historically, the claims experience has not resulted in a shortfall.

Package — One-time fees from affinity partners are earned upon the implementation of a package program and monthly fees are earned based on the number of customers enrolled in such program. Typically, a one-time implementation fee to design a package program for an affinity partner is charged and is recognized as revenue over the applicable contract term. Following program design, the affinity partner may also pay a one-time fee for each new member to cover initial enrollment costs. The one-time fee for enrollment is recognized as revenue over the contract term and the associated enrollment costs are expensed as incurred. The affinity partner collects revenue each month from its customers and pays a per participant monthly fee for the benefits and services. These monthly fees are recognized as revenue as the fees are earned. Strategic consultation, pricing and profitability consultation, competitive analysis and implementation assistance are provided and revenue is recorded at the time the services are performed.

Loyalty — Loyalty Solutions programs generate revenue from three primary product lines: loyalty, protection and convenience. Generally, loyalty revenue consists of an implementation fee on initial program set-up that is recognized over the contract term, with cash received upon completion of agreed-upon milestones, a monthly per member administrative fee and redemption fees that are recognized as incurred. Loyalty redemption revenue is reported net of the pass through of fulfillment costs of $111.2 million in 2006, $89.2 million for the period from January 1, 2005 to October 16, 2005, $24.3 million for the period from October 17, 2005 to December 31, 2005, and $92.4 million in 2004. Protection and convenience programs are sold to affinity partners on a wholesale basis; the partner generally provides the enhancements (e.g. credit card enhancements) to their customers and a monthly fee is received from the affinity partner based on the number of affinity partner customers who have access to the enhancement program. Affinity partners also purchase incentives (such as gift cards) and revenue is recognized upon the delivery of the incentives to the affinity partner.

Other — Other revenue primarily includes travel reservation services, royalties, co-operative advertising and shopping program revenues. Travel reservation service fee revenue is recognized when the traveler’s reservation or booking is made and secured by a credit card, net of estimated future cancellations and no shows. Royalty revenue is recognized monthly when earned and no longer subject to refund. See Note 18 — TRL Group, Inc. for information related to this relationship, which was terminated in 2004. Cooperative advertising revenue is earned from vendors that include advertising of their products and services in the membership program catalogues. Cooperative advertising revenue is recognized upon the distribution of the related travel or shopping catalogue to members. In connection with the shopping membership program, the Company operates a retail merchandising service that offers a variety of consumer products at a discount to members. Shopping program revenue is recorded net of merchandise product costs as the Company acts as an agent between the member and third party merchandise vendor. Shopping program revenue is recorded upon the shipment of the merchandise by the vendor to the member.

Deferred Revenue — In addition to the items described above, deferred revenue includes the liability that the Company established at October 17, 2005 for the estimated refund obligation of $39.7 million, the balance of which was $1.0 million and $27.2 million at December 31, 2006 and 2005, respectively.

Marketing Expense

Membership — Marketing expense to acquire new members is recognized when incurred, which is generally prior to both the trial period and recognition of revenue for membership programs.

Insurance — Marketing expense to acquire new insurance business is recognized by the Company when incurred. Costs which vary with, and are directly related to, acquiring new insurance business were previously deferred by the Predecessor as deferred acquisition costs to the extent such costs were deemed recoverable from future cash flows. Deferred acquisition costs consisted primarily of direct marketing expenses including creative development, database modeling, printing, postage, new account kits and outbound telemarketing costs. These costs were amortized as marketing expense over a 12-year period using a declining balance method generally in proportion to the related insurance revenue, which were based on attrition rates associated with the approximate rate that insurance revenue collected from customers declines over time. Amortization of deferred acquisition costs commenced upon recognition of the related insurance revenue. In October 2004, the Predecessor performed its periodic review of amortization expense and attrition rates and in connection with the results of that review, the Predecessor prospectively accelerated the amortization of its deferred acquisition costs to earlier periods in the 12-year life resulting in additional marketing expense totaling $5.5 million in the fourth quarter of 2004. The Predecessor also wrote-off $3.9 million of deferred acquisition costs that were deemed unrecoverable in 2004. Immediately following the Apollo Transactions, the Company began expensing these costs as they are incurred.

Payments are made to affinity partners or third parties associated with acquiring rights to their existing block of insurance customers (contract rights) and for the renewal of existing contracts that provide the Company and provided the Predecessor primarily with the right to retain billing rights for renewal of existing customers’ insurance policies and the ability to perform future marketing (list fees). These payments are deferred on the accompanying consolidated balance sheets with contract rights amortized to amortization expense and list fees amortized as marketing expense over the initial and renewal term of the contract, as applicable, using an accelerated method of amortization for contractual terms longer than five years and the straight line method of amortization for contractual terms of five years or less. Since contract rights are considered acquisitions of intangible assets, the related amortization is recorded as amortization expense. Since list fees primarily grant the rights to perform future marketing, the related amortization is charged to marketing expense. The amortization methods employed generally approximate the expected pattern of net insurance revenue earned over the applicable contractual terms.

Package — Marketing costs associated with affinity partners’ in-branch programs are expensed as such programs are implemented. These costs include the printing of brochures, banners, posters, other in-branch collateral marketing materials, training materials, new account kits, member mailings and statement inserts. The Company and its Predecessor perform a variety of direct mail campaigns where they incur all associated marketing costs and, in return, receive a greater share of the revenue generated (the “Package Marketing Campaigns”). For these Package Marketing Campaigns, the marketing expense is recognized when incurred which is generally prior to the recognition of monthly revenue.

Commission Expense

Membership — Membership commissions represent payments to affinity partners, generally based on a percentage of revenue from the marketing of programs to such affinity partners’ customers. Commissions are generally paid for each initial and renewal membership following the collection of membership fees from the customer. Commission payments are deferred on the accompanying consolidated balances sheets as prepaid commissions and are expensed over the applicable membership period in the same manner as the related retail membership revenue is recognized.

Insurance — Insurance administrative fees represent payments made to bank affinity partners, generally based on a fee per insured or a percentage of the revenue earned from the marketing of insurance programs to such affinity partners’ customers. Administrative fees are paid for new and renewal insurance premiums received. Additionally, for certain channels and clients, commissions are paid to brokers. Administrative fees are included with commission expense on the accompanying consolidated and combined statements of operations and are recognized ratably over the underlying insurance policy coverage period.

Package — Package commissions represent payments made to bank associations and brokers who provide support for the related programs. These commissions are based on a percentage of revenue and are expensed as the related revenue is recognized.

Income Taxes

The income tax provision (benefit) is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision (benefit) or to goodwill if related to allowances established prior to the Apollo Transactions, while increases to the valuation allowance result in additional provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2006 and 2005, the Company has recorded a full valuation allowance for its U.S. deferred tax assets.

The Predecessor, excluding TRL Group and CIMS, was included in the consolidated federal income tax return filed by Cendant. In addition, the Predecessor, excluding TRL Group and CIMS, filed unitary and consolidated state income tax returns with Cendant in jurisdictions where required. The provision for income taxes on the accompanying combined statements of operations was computed as if the Predecessor filed its federal and state income tax returns on a stand-alone basis. Since Cendant maintained less than an 80% ownership interest in TRL Group, TRL Group was not included in Cendant’s consolidated federal and state income tax returns and filed separate tax returns. CIMS and its subsidiaries filed income tax returns in countries in which they operated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash amounts relate primarily to insurance premiums collected from members that are held pending remittance to third-party insurance carriers. These amounts are not available for general operations under state insurance laws or under the terms of the agreements with the carriers that underwrite and issue insurance policies to the members. Changes in such amounts are included in operating cash flows in the consolidated and combined statements of cash flows. Restricted cash also includes amounts to collateralize certain bonds and letters of credit issued on the Company’s behalf and amounts held in escrow. Changes in such amounts are included in investing cash flows in the consolidated and combined statements of cash flows.

Derivative Instruments

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Instruments, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the Company records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recognized in the current period earnings in the consolidated statement of operations. For derivative instruments that designated as cash flow hedges, the effective portion of changes in the fair value of derivative instruments is initially recorded in other comprehensive income (loss) and subsequently reclassified into earnings when the hedged transaction affects earnings. Any ineffective portion of changes in the fair value of cash flow hedges are immediately recognized in earnings.

The Company uses derivative financial instruments to manage its interest rate risk. The Company entered into an interest rate swap in December 2005 (see Note 20 - Financial Instruments). The interest rate swap is recorded at fair value. The swap is not designated as a hedging instrument and therefore changes in the fair value are recognized currently in earnings. The Company does not use derivative instruments for speculative purposes.

The Predecessor used certain derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in foreign currency exchange rates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements and computer equipment under capital leases is determined using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. Useful lives are from 2 to 15 years for leasehold improvements, from 3 to 10 years for capitalized software, from 3 to 5 years for computer equipment and 3 to 7 years for furniture, fixtures and equipment.

Internally-Developed Software

Internally developed software is accounted for in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the related software.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired. Goodwill has been assigned to the Company’s reporting units and is tested for impairment at least annually based on financial data relating to the reporting unit to which it has been assigned. The Company’s reporting units are comprised of the four reportable operating segments—Membership, Insurance and Package, International and Loyalty. The Company evaluates the recoverability of the carrying value of each reporting unit’s goodwill as of December 1, or sooner if events occur or circumstances change, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill is tested for impairment by comparing the carrying value of each reporting unit to its fair value. The Company and its Predecessor determine the fair value of their reporting units utilizing discounted cash flows and incorporate assumptions that they believe marketplace participants would utilize. If the carrying amount of the reporting unit is greater than its fair value, a comparison of the reporting unit’s implied goodwill is compared to the carrying amount of the goodwill to determine the amount of the impairment, if any. Any impairment is recognized in earnings in the period in which the impairment is determined. See Note 5 – Intangible Assets.

Indefinite-lived intangible assets, if any, are tested for impairment annually, or sooner if events occur or circumstances change, in accordance with SFAS No. 142. An indefinite-lived intangible asset is tested for impairment by comparing its fair value to its carrying amount and, if the carrying amount is greater than the fair value, recognizing an impairment loss for the excess.

The Company’s intangible assets as of December 31, 2006 and 2005 consist primarily of intangible assets with finite useful lives acquired by the Company in the Apollo Transactions and are recorded at their respective fair values in accordance with SFAS No. 141, “Business Combinations”. The Predecessor’s intangible assets included member and affinity relationships that were referred to as customer relationships and package customer rights, respectively. These assets are amortized as follows:

Intangible Asset	Amortization Method	The Company’s Estimated Useful Lives	The Predecessor’s Estimated Useful Lives
Member relationships	Declining balance	7 years	20 years
Affinity relationships	Declining balance	10 years	4 –15 years
Proprietary databases and systems	Straight line	3 years	—
Trademarks and tradenames	Straight line	15 years	—
License agreement	Straight line	—	2 years
Patents and technology	Declining balance	12 years	12 years

In addition, the Predecessor entered into arrangements with its affinity partners, typically financial institutions, to serve as agent and third party administrator for the marketing of insurance to customers of the affinity partners. The cost of such arrangements was capitalized as contract rights and list fees and amortized to marketing and commissions expense. The value of such relationships was considered in the Company’s valuation of member and affinity relationships in purchase accounting.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of its long-lived assets when events and circumstances indicate that an evaluation is warranted. For long-lived assets held and used by the Company, an impairment loss is recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an asset is determined to be impaired, the loss is measured based on the difference between the fair value of the long-lived asset and its carrying amount.

Self-Insurance Reserves

At December 31, 2006 and 2005, included in accounts payable and accrued expenses on the consolidated balance sheets are liabilities of $3.1 million and $3.7 million, respectively, primarily related to health and welfare programs provided to employees in North America. Such compensation programs are self-insured. The required liability of such benefits is estimated based on actual claims outstanding and the estimated costs of claims incurred but not reported as of the balance sheet date.

Foreign Currency Translation

Assets and liabilities of non-U.S.-dollar functional currency foreign operations are translated at exchange rates as of the balance sheet dates. Revenues and expenses of non-U.S.-dollar functional currency foreign operations are translated at average exchange rates during the periods presented. Translation adjustments resulting from the process of translating the non-U.S.-dollar functional currency foreign operation financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in the consolidated and combined statements of operations and were not significant for any periods presented.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Examples of such estimates include accounting for profit-sharing receivables from insurance carriers, accruals and income tax valuation allowances, estimated fair values of assets and liabilities acquired in business combinations, estimated fair values of financial instruments, and, for the Predecessor, deferred acquisition costs.

Concentration

The Company generally derives more than half of its net revenues from members and end-customers through approximately 10 of the Company’s affinity partners. For the year ended December 31, 2006 and 2005 (on a pro forma basis), the Company derived approximately 64% and 59%, respectively, of its net revenues from members and end-customers through marketing and servicing agreements with 10 of our affinity partners, and its two largest affinity partners accounted for 16.0% and 12.9% of consolidated net revenues for the year ended December 31, 2006. Many of these key affinity partner relationships are governed by agreements that may be terminated without cause by the affinity partners upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s affinity partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the affinity partners may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key affinity partners, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts is as follows:

	The Company		The Predecessor
	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
Balance at beginning of period	$2.8	$2.5	$2.9	$2.7
Provision charged to expense	0.1	0.5	0.3	0.6
Write-offs	(0.5)	(0.2)	(0.7)	(0.4)

Balance at end of period	2.4	$2.8	$2.5	$2.9

Supplemental Disclosure of Cash Flow Information

During 2006, the Company recognized a long-term liability of $35.1 million for the deferred purchase price of the acquisition of contract rights. In addition, goodwill was reduced by $45.7 million in connection with finalization of the purchase price allocation. Significant adjustments of goodwill related to an increase in intangible assets of $34.0 million, a decrease in deferred revenue of $23.7 million, an increase in other long-term liabilities of $14.3 million, a decrease in prepaid commissions of $8.1 million, an increase in other current assets of $6.0 million, and an increase in profit-sharing receivables of $5.8 million. At December 31, 2006, the Company had accruals of $1.2 million related to the acquisition of property and equipment.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Effective January 1, 2006, the Company adopted SFAS 154, with no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Statement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier application encouraged. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company is currently evaluating the potential impact that the adoption of SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the potential impact that the adoption of SFAS 159 will have on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for the first annual period ending after November 15, 2006. The adoption of SAB 108 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

3. SALE OF ASSETS

In June 2003, the Predecessor ceased the marketing and sale of long term care insurance policies. The Company continues to derive revenue from commissions based on premiums received pursuant to agreements with the insurance carriers that issued the policies the Predecessor sold and the Company continues to provide customer service and related services to the existing block of insurance policies and policyholders. Additionally, on December 30, 2004, the Predecessor sold 78% of its long-term care commission rights. Proceeds from the sale, net of related transaction costs, totaled approximately $32.5 million and resulted in a gain of approximately $28.1 million, of which $23.9 million was recorded on the accompanying combined statement of operations for the year ended December 31, 2004. Approximately $4.2 million of the deferred gain, along with the release of $0.5 million of indemnification liabilities recorded upon the closing of the sale for which the uncertainties associated with those liabilities have been resolved, were recognized in the accompanying combined statement of operations for the period from January 1, 2005 to October 16, 2005. See Note 15 — Commitments and Contingencies – Other Guarantees related to indemnification provisions related to the sale.

4. ACQUISITIONS

As disclosed in Note 1 - Basis of Presentation and Business Description, on October 17, 2005, Cendant completed the sale of the Predecessor to the Company pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (see Note 10 - Long-Term Debt for summary of debt incurred related to the Apollo Transactions). The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, including post-closing relationships with Cendant, available information and management assumptions.

The allocation of purchase price is as follows:

Amount
Cash consideration paid to Cendant (a)	$1,657.0
Affinion Holdings’ preferred stock issued to Cendant, at estimated fair value	80.4
Affinion Holdings’ warrant issued to Cendant, at estimated fair value	16.7
Transaction costs and expenses (b)	38.1

Total purchase price	1,792.2
Less: Historical value of assets acquired in excess of liabilities assumed	363.4
Less: Fair value adjustments	1,113.5

Excess of purchase price over fair value of net assets acquired	$315.3

The fair value adjustments included in the allocation of the purchase price above consisted of:

Amount
Allocation of purchase price to identifiable intangible assets (c)	$1,430.0
Fair value adjustments to:
Assets acquired (d)	(622.7)
Liabilities assumed (e)	306.2

Total fair value adjustments	$1,113.5

(a)	Reflects the contractual cash purchase price of $1,750.0 million reduced by adjustments of $93.0 million.

(b)	Includes $20.0 million paid to Apollo for structuring and advisory services related to the Apollo Transactions.

(c)	Represents $760.0 million and $568.0 million of member and affinity relationships intangibles, respectively; $52.0 million of proprietary databases and systems; $25.0 million of trademarks and tradenames; and $25.0 of million patents and technology.

(d)	Represents the following adjustments to the October 16, 2005 carrying values of the Predecessor’s assets: property and equipment of $19.3 million; prepaid commissions of $(111.4) million; deferred acquisition costs of $(182.2) million; contract rights and list fees of $(39.1) million; Predecessor’s goodwill and intangibles of $(300.4) million; deferred taxes of $(18.0); and other assets of $9.1 million.

(e)	Represents the following adjustments to the October 16, 2005 carrying values of the Predecessor’s liabilities: deferred revenue of $379.7 million; reserve for cancellations of $15.6 million; accounts payable and accrued expenses of $(56.9) million; unfavorable contracts of $(14.3) million; and other liabilities of $(17.9) million.

See Note 19 - Related Party Transactions for indemnifications agreed to by Cendant related to the Apollo Transactions.

The unaudited pro forma consolidated financial information provided below is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the Apollo Transactions been completed at the beginning of each period presented and should not be taken as representative of results that may occur in the future.

	Pro Forma Results for the Years Ended December 31,
	2005	2004
	(Unaudited)
Net revenues	$1,198.7	$1,530.8
Loss from operations	(285.6)	(82.2)
Net loss	(432.3)	(252.2)

The unaudited pro forma loss from operations and net loss does not give effect to transaction bonuses of $18.2 million and the accelerated stock charge of $6.7 million related to Cendant RSUs and stock options recorded by the Predecessor during the period from January 1, 2005 to October 16, 2005. The pro forma loss from operations and net loss for the years ended December 31, 2005 and 2004 includes depreciation and amortization expense of $407.4 million and $405.3 million, respectively, including $366.2 million related to the amortization associated with the acquired identifiable intangible assets. The pro forma loss from operations and net loss for the years ended December 31, 2005 and 2004 include interest expense of $150.9 million related to the Apollo Transactions. The Apollo Transactions’ related debt included the following: i) $860 million term loan under a $960 million senior secured credit facility; ii) $270 million senior notes offering (proceeds of $266.4 million, net of discount); and iii) approximately $383.6 million unsecured senior subordinated bridge loan facility. The senior secured credit facility, the senior notes and the unsecured senior subordinated bridge loan facility are guaranteed by certain of the Company’s U.S. subsidiaries (see Note 23 - Guarantor/Non-Guarantor Supplemental Financial Information).

On October 14, 2005, AMS acquired the stock of TRL Group previously held by management of TRL Group, Inc. for $15.7 million, all of which was accounted for as intangibles by the Predecessor. Prior to this transaction, AMS held approximately 45% (on a fully diluted basis) of the common stock of TRL Group. As a result of this acquisition, TRL Group became a wholly owned subsidiary of AMS as of October 14, 2005.

Effective January 1, 2005, the Predecessor acquired certain assets and liabilities from CTI. The assets and liabilities were transferred at their current net book value of approximately $17.1 million. In addition, the Predecessor paid a fee associated with certain transition services provided by CTI of approximately $1.8 million.

The assets and liabilities acquired comprise a full-service travel agency dedicated primarily to servicing membership customers. The Company continues to provide travel agency services to customers of certain Cendant subsidiaries.

CTI also provided fulfillment and other operational support to various subsidiaries of Cendant’s Travel Distribution Services Segment. CTI’s fulfillment operations were not transferred to the Predecessor in connection with the January 1, 2005 transaction. CTI’s fulfillment activities as well as the travel reservation operations that were transferred to the Predecessor were accounted for as one business by CTI through December 31, 2004. Since the assets and liabilities acquired were from an entity under common control, the transaction was accounted for in a manner similar to a pooling of interests. Control of the CTI fulfillment operations remained with Cendant. Accordingly, a capital transfer was recorded to transfer the CTI fulfillment operations to Cendant as of January 1, 2005. Revenue associated with CTI’s fulfillment operations was not significant during 2004. Income from operations related to CTI’s fulfillment operations was approximately $0.5 million for the year ended December 31, 2004.

On January 30, 2004, the Predecessor acquired TLS and other affiliated companies, wholly-owned subsidiaries of TRL Group, for approximately $20 million in cash. TLS offers wholesale loyalty enhancement services primarily to loyalty program providers.

5. INTANGIBLE ASSETS

Intangible assets consisted of:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Member relationships	$761.1	$(242.9)	$518.2	$759.8	$(43.9)	$715.9
Affinity relationships	576.0	(161.7)	414.3	537.4	(28.0)	509.4
Proprietary databases and systems	52.0	(20.9)	31.1	52.0	(3.6)	48.4
Trademarks and tradenames	25.5	(2.1)	23.4	24.9	(0.4)	24.5
Patents and technology	25.0	(6.5)	18.5	20.0	(0.4)	19.6

	$1,439.6	$(434.1)	$1,005.5	$1,394.1	$(76.3)	$1,317.8

Amortization expense relating to intangible assets was as follows:

	The Company		The Predecessor
	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
Member relationships	$198.7	$43.9	$0.9	$1.1
Affinity relationships	132.2	28.0	1.2	1.8
Proprietary databases and systems	17.3	3.6	—	—
Trademarks and tradenames	1.7	0.4	—	—
License agreement	—	—	—	1.1
Patents and technology	6.2	0.4	0.5	0.6

Total	$356.1	$76.3	$2.6	$4.6

Based on the Company’s amortizable intangible assets as of December 31, 2006, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $253.2 million in 2007, $193.8 million in 2008, $143.6 million in 2009, $119.4 million in 2010, and $103.3 million in 2011.

The changes in the Company’s carrying amount of goodwill for 2006 and for the period from October 17, 2005 to December 31, 2005 are as follows:

	Balance at January 1, 2006	Changes in Goodwill	Subtotal	Goodwill Impairment	Currency Translation	Balance at December 31, 2006	Goodwill Acquired on October 17, 2005 and Balance at December 31, 2005
Membership operations	$233.0	$(1.9)	$231.1	—	$—	$231.1	$233.0
Insurance and package operations	93.1	(34.8)	58.3	—	—	58.3	93.1
International operations	13.6	(3.2)	10.4	—	0.2	10.6	13.6
Loyalty operations	26.5	(11.0)	15.5	(15.5)	—	—	26.5

Total	$366.2	$(50.9)	$315.3	$(15.5)	$0.2	$300.0	$366.2

The changes in goodwill during 2006 were the result of the Company’s completion of the purchase price allocation. The decrease in goodwill attributed to membership operations of $1.9 million is primarily due to a $15.6 million reduction in the reserve for cancellations as of the acquisition date and a $12.4 million increase in the liability established for unfavorable contracts acquired. The decrease in goodwill attributed to the insurance and package operations is primarily due to an increase in the acquisition date estimated fair value of acquired affinity relationships. The decrease in goodwill attributed to international operations is primarily due to an adjustment of deferred tax assets as of the acquisition date. The decrease in goodwill attributed to loyalty operations is due to an increase in the acquisition date estimated fair value of acquired patents of $11.0 million and the subsequent impairment of the remaining goodwill of $15.5 million.

The changes in the Predecessor’s carrying amount of goodwill for the period from January 1, 2005 to October 16, 2005 are as follows:

	Balance at January 1, 2005	Currency Translation	Balance at October 16, 2005
Membership operations	$189.4	$—	$189.4
Insurance and package operations	12.3	—	12.3
International operations	48.1	(1.4)	46.7
Loyalty operations	4.5	—	4.5

Total	$254.3	$(1.4)	$252.9

6. CONTRACT RIGHTS AND LIST FEES

Contract rights and list fees consisted of:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$54.7	$(1.8)	$52.9	$—	$—	$—
List fees	10.3	(1.2)	9.1	1.8	—	1.8

	$65.0	$(3.0)	$62.0	$1.8	$—	$1.8

During 2006, the Company acquired the servicing rights for a membership program and the members of such program from a major bank. The Company paid GBP 8.1 million ($17.4 million) at closing and is obligated to pay a percentage of future renewal revenues (including a guaranteed minimum amount) to the seller. The total purchase price of GBP 26.8 million ($52.5 million), including the estimated present value of the future payments, has been included in contract rights and list fees and will be amortized on an accelerated basis over the estimated life of the contract rights to approximate the expected pattern of the underlying future revenues.

Amortization expense for the year ended December 31, 2006 was $3.3 million, of which $1.4 million is included in marketing expense and $1.9 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2006. Based on the Company’s contract rights and list fees as of December 31, 2006, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $16.8 million in 2007, $15.0 million in 2008, $12.1 million in 2009, $8.8 million in 2010, and $7.0 million in 2011.

7. OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2006	2005
Prepaid membership materials	$8.5	$11.8
Prepaid insurance costs	7.3	6.6
Other receivables	6.0	6.1
Prepaid merchant fees	3.4	0.7
Other	14.2	13.8

Total	$39.4	$39.0

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2006	2005
Leasehold improvements	$10.5	$9.5
Capitalized software	63.5	62.2
Computer equipment ($1.0 million in 2006 and 2005, respectively, under capital leases)	41.9	21.1
Furniture, fixtures and equipment	9.4	5.6
Projects in progress	20.7	17.5

	146.0	115.9
Less: Accumulated depreciation and amortization	(46.0)	(8.2)

Total	$100.0	$107.7

Depreciation and amortization expense on property and equipment totaled $38.8 million for the year ended December 31, 2006, $29.7 million for the period from January 1, 2005 to October 16, 2005, $8.2 million for the period from October 17, 2005 to December 31, 2005 and $39.3 million in 2004.

In the fourth quarter of 2004 and the first quarter of 2005, the Predecessor recorded non-cash pretax impairment losses of approximately $1.3 million and $1.5 million respectively, related to a building held for sale. The pretax impairment losses are included in general and administrative expense on the accompanying combined statements of operations. The transfer of the building from property and equipment to property held for sale was excluded from the combined statements of cash flows as a non-cash transaction. During the third quarter of 2005, the building was transferred to Cendant.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2006	2005
Accounts payable	$74.9	$75.8
Accrued product costs	41.7	68.0
Accrued payroll and related costs	34.2	28.9
Accrued interest	22.7	21.9
Accrued legal and professional fees	23.3	19.0
Accrued commissions	9.8	9.4
Accrued sales tax	8.3	4.1
Other	64.4	49.4

Total	$279.3	$276.5

Employee retention bonuses totaling $14.3 million granted in connection with the Apollo Transactions were accrued and recognized ratably as compensation expense by the Company through the future contractual payment dates since these payments were contingent upon the employee being in the employ of the Company at the payment date. Such compensation expense included in general and administrative expenses for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005 were $10.5 million and $3.8 million, respectively. Certain employees have elected to receive their bonus amounts in stock of Affinion Holdings. Employee retention bonus payments were made during the fourth quarter of 2006.

10. LONG-TERM DEBT

Long-term debt consisted of:

	December 31,
	2006	2005
Term loan due 2012	$755.0	$840.0
10 1/8% senior notes due 2013, net of unamortized discount of $2.0 million and $3.6 million, respectively, with an effective interest rate of 10.285%	302.0	266.4
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $4.7 million, with an effective interest rate of 11.75%	350.8	—
Senior subordinated bridge loan facility	—	383.6
Capital lease obligations	0.6	1.0

Total debt	1,408.4	1491.0
Less: current portion of long-term debt	(50.2)	(20.4)

Long-term debt	$1,358.2	$1,470.6

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities. The term loan provides, at the Company’s option, for interest rates of a) adjusted LIBOR plus 2.75% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.75%. As of December 31, 2006 and 2005, the interest rates on the term loan were 8.10% and 7.10% respectively. The revolving credit facility provides, at the Company’s option, for interest rates of adjusted LIBOR plus 2.75% or ABR plus 1.75% subject to downward adjustment based on the Company’s senior secured bank leverage ratio, as set forth in the agreement governing the Affinion Credit Facility. Effective January 4, 2007, the Affinion Credit Facility was amended to decrease the interest rate on the term loan facility by 25 basis points and to provide for an additional 25 basis point decrease upon achievement of certain credit rating thresholds. The Affinion Credit Facility is secured by substantially all of the assets of the Company, subject to certain exceptions. The term loan requires quarterly repayments totaling $8.6 million per annum with the balance payable at maturity in September 2012 subject to reductions for certain prepayments. The Company made four voluntary $20.0 million principal prepayments of the term loan on November 17, 2005, March 17, 2006, May 15, 2006 and August 14, 2006 and one voluntary $25.0 million principal prepayment on November 13, 2006 and, therefore, all of the Company’s mandatory quarterly repayment obligations have been satisfied. On March 22, 2007, the Company made an additional $25 million voluntary prepayment of the term loan. The Affinion Credit Facility generally requires the Company to prepay the outstanding term loan with proceeds from certain asset dispositions that are not reinvested, a portion of excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future, as set forth in the agreement governing the Affinion Credit Facility. The Affinion Credit Facility also permits the Company to obtain additional borrowing capacity up to the greater of $175 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. The revolving credit facility carries a commitment fee of 0.5% on the unused amount. As of December 31, 2006 and 2005, no amounts had been drawn down under the revolving credit facility.

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bear interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes mature on October 15, 2013. The Company may redeem all or part of the Senior Notes at any time on or after October 15, 2009 at redemption prices (generally at a premium) set forth in the indenture governing the Senior Notes. The Senior Notes are senior unsecured obligations and rank equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. As discussed in Note 23 - Guarantor/Non-Guarantor Supplemental Financial Information, the Senior Notes are guaranteed by certain subsidiaries of the Company. The Senior Notes contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

On May 3, 2006, the Company issued an additional $34.0 million aggregate principal amount of Senior Notes at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under its Bridge Loan, plus accrued interest, and to pay fees and expenses associated with such issuance. These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005 and, together with the $270.0 million of Senior Notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.

The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. The Company may redeem some or all of the Senior Subordinated Notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the indenture governing the Senior Subordinated Notes. In addition, on or before October 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the Senior Subordinated Notes initially issued remain outstanding immediately after such redemption. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment with the Company’s existing and future senior obligations and senior to the Company’s future subordinated indebtedness. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the Senior Notes as discussed in Note 23 - Guarantor/Non-Guarantor Supplemental Financial Information.

The $383.6 million Bridge Loan was scheduled to mature on October 17, 2006, with any outstanding borrowings at the maturity date automatically converting to unsecured term loans, due in April 2014. Further, a 2.5% fee would have been due on October 17, 2006 for any outstanding principal balance remaining on the Bridge Loan. The Bridge Loan had an annual interest rate of 11.0% through April 2006, increasing to 11.5% through July 2006, and increasing to a 12% capped interest rate through maturity. At any time after October 17, 2006, lenders had the option to exchange the outstanding unsecured term loans for senior subordinated exchange notes. At any time following February 1, 2006 and ending on the earlier of i) April 17, 2007 and ii) the date on which 100% of the unsecured term loans had been exchanged for senior subordinated exchange notes, the Company may have been required by its lenders to execute a securities offering, subject to certain conditions. The proceeds from such securities offering would have been required to be used to repay the Bridge Loan. In the event the Company breached its obligations to execute a securities offering, the Bridge Loan would have been subject to a cash interest rate cap of 12.35% and a total interest rate cap of 13.50%. The Bridge Loan was subordinated in right of payment to the Affinion Credit Facility and the Senior Notes.

On September 13, 2006, the Company completed a registered exchange offer and exchanged all of the then outstanding 10 1/8% Senior Notes due 2013 and all of the then outstanding 11 1/2% Senior Subordinated Notes due 2015 into a like principal amount of 10 1/8% Senior Notes due 2013 and 11 1/2% Senior Subordinated Notes due 2015, respectively, that have been registered under the Securities Act of 1933, as amended.

Based on management’s expectations of the Company’s ability to voluntarily prepay principal during the next twelve months under its term loan, $50.0 million has been classified as Current portion of long-term debt on the December 31, 2006 consolidated balance sheet.

As of December 31, 2006, the Company has $98.5 million available under the Affinion Credit Facility.

The Affinion Credit Facility, the Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Affinion and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid does not exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. The Company was in compliance with the covenants referred to above as of December 31, 2006. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the Affinion Credit Facility, a material breach of representation or warranty and a change of control.

Debt issuance costs related to the various debt instruments are being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method. The unamortized debt issuance costs totaled $34.1 million and $38.4 million as of December 31, 2006 and 2005, respectively, and are included in other non-current assets on the consolidated balance sheets. The debt discounts and premiums are also being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method.

Capital Lease Obligations—The Company leases, and its Predecessor leased, certain equipment under capital leases expiring in 2009. During 2006 and 2005, no capital lease obligations were incurred.

The aggregate maturities of debt as of December 31, 2006 are as follows:

2007	$0.2
2008	0.2
2009	0.2
2010	—
2011	—
Thereafter	1,407.8

$1,408.4

Subsequent Events—In January 2007, Affinion Holdings entered into a five-year $350 million senior unsecured term loan facility with certain banks at an initial interest rate of LIBOR plus 6.25%. This interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by Affinion Holdings by adding such interest to the principal amount of the loans. The Company expects that, to the extent that it is permitted contractually and legally to pay cash dividends to Affinion Holdings, Affinion Holdings will require the Company to pay cash dividends to service Affinion Holdings’ cash obligations under the loan facility. The Company and its subsidiaries do not guarantee the Affinion Holdings term loan facility.

11. LONG-TERM DEBT DUE TO CENDANT

On January 30, 2004, the Predecessor entered into a revolving loan facility that provided for borrowings up to $30.0 million by TRL Group through February 1, 2005 and then reducing to $10.0 million thereafter. The credit agreement was terminated on October 14, 2005. Interest expense incurred for the period from January 1, 2005 to October 16, 2005 was $0.2 million and for the year ended December 31, 2004 was $0.8 million.

12. MINORITY INTERESTS

At December 31, 2006 and 2005, minority interest was comprised of a 50% minority share in Cims South Africa (Proprietary) Limited (“Cims South Africa”).

In August 2003, the Predecessor acquired a 50% ownership interest in Cims South Africa for $2.6 million and began consolidating Cims South Africa at that time. The minority shareholder holds 50% of the outstanding common shares of Cims South Africa and profits and losses are allocated in proportion to each shareholder’s ownership interest.

No distributions were made to the minority shareholder in 2006 or 2005. Distributions made to minority shareholders totaled $1.0 million for the year ended December 31, 2004.

At December 31, 2004, in addition to the 50% minority interest share in Cims South Africa, minority interests comprised: (i) a 20% and 30% minority shares in Kabushiki Kaishi TH Shopping, formerly Cendant Japan Co. Ltd (“Cims Japan”); and (ii) approximately 55% (on a fully diluted basis) of equity of TRL Group which the Predecessor did not own at that date (see Note 4— Acquisitions and Note 18— TRL Group, Inc. for further information related to the consolidation of TRL Group).

Prior to its dissolution, the minority shareholders held 50% of the common shares of Cims Japan and profits and losses were allocated in proportion to each shareholder’s ownership interest. No distributions were made to the minority shareholders during 2005 and 2004. During 2004, the losses of Cims Japan exceeded the minority shareholders’ investments and, at that point, the Predecessor began recording 100% of the losses associated with the operations of Cims Japan. In November 2004, Cims Japan sold its shopping catalogue mail order business and certain assets and liabilities for approximately $0.2 million. The purchaser assumed all liabilities associated with the existing members of the business, including future servicing of the members. Substantially all employees of Cims Japan were terminated as of December 31, 2004.

During 2005, Cims Japan submitted a plan approved by its creditors and shareholders for the orderly dissolution of the entity as required under Japanese regulations, which was approved by the Tokyo District Court on July 5, 2005. In September 2005, Cims Japan completed payments to its creditors under the approved plan. Substantially all of the amounts due to the minority shareholders (approximately $2.2 million) and Cendant (approximately $2.9 million) were forgiven in connection with the plan. As a result of the forgiveness of debt and the dissolution of the entity, Cims Japan recognized other income totaling $5.9 million in the third quarter of 2005. This entity was legally dissolved on February 14, 2006.

13. STOCKHOLDER’S EQUITY

The Company is a wholly owned subsidiary of Affinion Holdings. At December 31, 2005, common stock and paid-in capital consisted of a cash contribution of $275.0 million and the fair values of Affinion Holdings’ preferred stock of $80.4 million and warrants of $16.7 million issued to Cendant in connection with the Apollo Transactions. During 2006, Affinion Holdings contributed additional capital of $8.8 million.

Cendant incurred certain overhead costs that were allocated to the Predecessor pursuant to the tax sharing agreement between Cendant and its subsidiaries. The allocation of such costs are reflected as contributions of capital in the accompanying combined financial statements and totaled $5.5 million for the period from January 1, 2005 to October 16, 2005 and $2.5 million for the year ended December 31, 2004.

Tax accruals established by the Predecessor are indemnified by Cendant pursuant to the tax sharing agreement between Cendant and its subsidiaries. During 2004, certain tax related matters were resolved resulting in tax benefits totaling $92.3 million (see Note 14 — Income Taxes). The tax benefits associated with these resolutions were transferred to Cendant in 2004 and treated as returns of capital by the Predecessor.

During 2004, CIMS declared and paid a dividend totaling $9.6 million to its parent company, RCI Europe Limited (a wholly-owned subsidiary of Cendant).

14. INCOME TAXES

The income tax (expense) benefit consisted of the following:

	The Company		The Predecessor
	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
Current:
Federal	$—	$—	$(0.5)	$53.7
State	(1.0)	0.2	(0.1)	1.9
Foreign	(1.9)	(1.5)	(2.4)	(25.3)

	(2.9)	(1.3)	(3.0)	30.3

Deferred:
Federal	(6.4)	(1.6)	(21.8)	44.8
State	0.2	(0.3)	(4.1)	22.1
Foreign	2.8	3.2	—	7.3

	(3.4)	1.3	(25.9)	74.2

	$(6.3)	$—	$(28.9)	$104.5

Pre-tax income (loss) for domestic and foreign operations before minority interests consisted of the following:

	The Company		The Predecessor
	Year Ended December 31, 2006	Period from October 17, 2005 To December 31, 2005	Period from January 1, 2005 To October 16, 2005	Year Ended December 31, 2004
Domestic	$(398.4)	$(130.1)	$70.1	$215.2
Foreign	(33.2)	(6.1)	8.9	56.6

Pre-tax income (loss)	(431.6)	$(136.2)	$79.0	$271.8

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2006	2005
Current deferred income tax assets:
Accrued expenses and deferred revenue	$42.7	$4.6
Prepaid expenses	1.7	3.1
Provision for doubtful accounts	0.4	—
Other	1.2	0.2

Current deferred income tax assets	46.0	7.9
Current deferred income tax liabilities:
Profit-sharing receivables from insurance carriers	(25.0)	—
Accrued expenses	(6.9)	(0.2)
Deferred revenue	(2.5)	(6.8)
Prepaid expenses	(23.1)	—

Current deferred income tax liabilities	(57.5)	(7.0)
Valuation allowance	—	(3.4)

Current net deferred income tax liability	$(11.5)	$(2.5)

Non-current deferred income tax assets:
Net operating loss carryforwards	$93.1	$33.2
State net operating loss carryforwards	4.8	3.6
Depreciation and amortization	200.4	37.7
Other	1.0	1.0
Foreign tax credits	4.5	1.4

Non-current deferred income tax assets	303.8	76.9
Non-current deferred income tax liabilities:
Deferred revenue	(0.6)	(2.5)
Other	(0.4)	(0.1)
Depreciation and amortization	(86.0)	(40.0)

Non-current deferred income tax liabilities	(87.0)	(42.6)
Valuation allowance	(237.0)	(62.1)

Non-current net deferred income tax liability	$(20.2)	$(27.8)

For federal and state income tax purposes the Apollo Transaction are treated as a purchase of assets and an assumption of liabilities at fair market value. Certain liabilities recognized for financial statement reporting purposes are not recognized for federal and state income tax purposes with respect to the Apollo Transactions and give rise to future income tax deductions. Therefore, the differences between the values allocated to the assets and liabilities under purchase accounting and the tax bases of the respective assets and liabilities give rise to a net deferred tax asset of approximately $3.6 million as of October 17, 2005. A valuation allowance of approximately $3.3 million was recognized in purchase accounting since it is more likely than not that these net deferred tax assets will not be realized. Goodwill arising from the Apollo Transactions will be deductible for tax purposes.

For foreign income tax purposes the Apollo Transactions have no effect on the tax basis of the underlying assets and liabilities. Therefore, a deferred tax liability was established in purchase accounting of approximately $32.4 million to reflect the difference between the preliminary values allocated to the assets and liabilities for financial reporting purposes with respect to the foreign entities and the related local income tax values of such assets and liabilities.

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $240.8 million (which will expire in 2025 through 2026) and foreign tax credit carryovers of approximately $4.5 million (which will expire in 2015 through 2016). The Company has state net operating loss carryforwards of approximately $100.4 million which expire, depending on the jurisdiction, between 2010 and 2026. Since it is more likely than not that these assets will not be realized, a full valuation allowance has been recognized with respect to these carryforwards and credits. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $29.9 million. The Company has concluded that a valuation allowance relating to approximately $27.3 million of these net operating losses is required due to the uncertainty as to their realization. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2006 totaled $237.0 million.

As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $77.5 million (which expire in 2025) and foreign tax credit carryovers of approximately $1.4 million (which expire in 2015). The Company has state net operating loss carryforwards of approximately $77.2 million which expire, depending on the jurisdiction, between 2010 and 2025. Since it is more likely than not that these assets will not be realized, a full valuation allowance has been recognized with respect to these carryforwards and credits. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $19.5 million. The Company has concluded that a valuation allowance relating to approximately $16.9 million of these net operating losses is required due to the uncertainty as to their realization. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2005 totaled $65.5 million.

In the third quarter of 2005, deferred income taxes were reduced by approximately $36.0 million for the transfer of deferred income taxes associated with certain assets and liabilities retained by Cendant in connection with the Apollo Transactions.

No provision has been made for the accumulated and undistributed earnings of the foreign subsidiaries of the Company. With the exception of all South African subsidiaries and one U.K. subsidiary, foreign taxable income is recognized currently for federal and state income tax purposes since such operations are recognized in entities disregarded for federal and state income tax purposes. As of December 31, 2006, there are $3.0 million of accumulated and undistributed earnings of the South African and U.K. subsidiaries.

In March 2005, Cendant implemented a foreign tax restructuring and changed its permanent reinvestment assertion under APB No. 23, “Accounting for Income Taxes—Special Areas,” with respect to CIMS’ foreign subsidiaries. As a result of no longer being permanently reinvested, the Predecessor recorded a tax charge of approximately $28.5 million in the period from January 1, 2005 to October 16, 2005 related to certain previously unrecorded deferred tax liabilities consistent with Cendant’s change in assertion. This charge was offset by a tax benefit resulting from the establishment of deferred tax assets during the first quarter of 2005 for the difference between the tax and book basis of the net assets of foreign subsidiaries. The Predecessor also utilized net operating loss carryforwards related to the current U.S. tax liabilities established in connection with the CIMS foreign tax restructuring.

No provision had been made for U.S. Federal deferred income taxes on approximately $77.3 million of accumulated and undistributed earnings of CIMS’ foreign subsidiaries at December 31, 2004 since it was the intention of Cendant’s management to reinvest the undistributed earnings indefinitely in those foreign operations.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	The Company		The Predecessor
	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefits	2.6	3.9	2.2	2.0
Change in valuation allowance and other	(40.0)	(41.3)	—	(41.9)
Taxes on foreign operations at rates different than U.S. federal rates	0.2	1.4	2.9	(0.7)
Taxes on repatriated foreign income	—	—	(3.1)	—
Deduction for foreign taxes	—	—	(0.6)	—
Resolution of prior years’ tax examination issues	—	—	—	(32.9)
Foreign tax credits	0.7	1.0	—	—
Non-deductible expenses	—	—	0.1	0.1

	(1.5)%	—%	36.5%	(38.4)%

An appropriate valuation allowance at December 31, 2006 and 2005 has been recognized with respect to the net deferred tax assets and liabilities, except deferred tax liabilities relating to intangibles with indefinite lives.

The Predecessor’s and Cendant’s income tax returns are periodically examined by various tax authorities. The Predecessor and Cendant are currently under audit by several tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities through the provision for income taxes for potential amounts that may result from such examinations. Any tax liabilities established by the Predecessor were indemnified by Cendant pursuant to the tax sharing agreement between Cendant and its subsidiaries. Once a tax liability was established through October 16, 2005, the corresponding tax liability was transferred to Cendant via an adjustment to combined equity. The Company’s tax liabilities are adjusted as information becomes available or when an event requiring a change to the tax liabilities occurs. During the year ended December 31, 2004, certain tax related liabilities were adjusted based on currently available information resulting in a tax benefit totaling $92.3 million. The tax benefits associated with these tax liability reductions were transferred to Cendant and treated as a return of capital by the Predecessor. The tax liabilities established were transferred to Cendant and treated as capital contributions by the Predecessor.

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense, net of sublease receipts, totaled $14.3 million for the year ended December 31, 2006, $14.6 million for the period from January 1, 2005 to October 16, 2005, $3.2 million for the period from October 17, 2005 to December 31, 2005, and $21.7 million for the year ended December 31, 2004.

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2006 are as follows:

2007	$11.9
2008	11.5
2009	7.9
2010	7.1
2011	5.2
Thereafter	9.2

Future minimum lease payments	$52.8

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

In April 2002, the Predecessor filed and served a complaint against American Bankers Insurance Company of Florida and certain affiliates (“Fortis”) relating to Fortis’ breach of the parties’ exclusive agreement to jointly market insurance programs underwritten by Fortis. Fortis counterclaimed alleging breach of contract, breach of fiduciary duty, fraudulent inducement and breach of covenant of good faith and fair dealing. In May 2005, the Chancery Court of Tennessee found a total judgment in the amount of $16.5 million, including prejudgment interest, in favor of the Predecessor and a total judgment in the amount of $75.8 million, including prejudgment interest, in favor of Fortis. As a result of the verdict and final judgment entered, a charge of $73.7 million was recorded in the Predecessor’s 2004 combined statement of operations. As part of the Apollo Transactions, Cendant retained this liability. In January 2007, Cendant settled the matter with Fortis. The Company has been indemnified for any liability with respect to this matter.

From 2001 through early 2005, the Florida State Attorney General (“Florida AG”) investigated whether the Predecessor’s sales practices were fully in compliance with Florida’s laws and regulations. On March 7, 2005, the Predecessor entered into a settlement agreement with the Florida AG’s office. Pursuant to this settlement, the Predecessor agreed to pay $0.4 million to the Florida AG’s office to cover the state’s cost of the investigation. The Predecessor also agreed, among other things, to make refunds to Florida consumers who complained to the Florida AG’s office during the course of the investigation and for a period of six months thereafter and to make certain settlement disclosures in connection with the marketing to Florida consumers.

Beginning in November 2003, the Predecessor received inquiries from numerous state attorney generals relating to the marketing of its membership programs. In July 2005, the Attorney Generals of California and Connecticut filed suit against the Predecessor, and the Attorney General of Maine filed a notice of its intention to sue (collectively, the “AG Matters”), alleging that deceptive marketing practices were used in connection with the offering of membership services. In December 2006, the Company reached a settlement with California, Connecticut, Maine and other states resolving the lawsuits filed by California and Connecticut as well as the inquiries by other state attorney generals described above. Pursuant to the settlement, the Company agreed to pay $12.5 million to cover the costs of the states’ investigation and for consumer restitution. Cendant has agreed to indemnify the Company for a portion of the settlement, which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business.

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

The Company believes that the amount accrued for the above matters is adequate (see Note 9 – Accounts Payable and Accrued Expenses – Accrued Legal and Professional Fees), and the reasonably possible loss beyond the amounts accrued will not have a material adverse effect on its financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material adverse effect on financial condition, results of operations or cash flows.

Subject to certain limitations, Cendant has agreed to indemnify the Company for actual losses, damages, liabilities, claims, costs and expenses and taxes incurred in connection with certain of the matters described above. See Note 19 – Related Party Transactions for a summary of the terms of the indemnification agreements.

Other Commitments

In the ordinary course of business, the Company enters into purchase agreements for its marketing and membership program support and travel services. The commitments covered by these agreements as of December 31, 2006 totaled approximately $48.5 million for 2007, $29.6 million for 2008, $24.3 million for 2009, $15.4 million for 2010, $11.0 million for 2011 and $12.4 million thereafter.

Other Guarantees

In connection with the sale of 78% of its long-term preferred care commission rights (see Note 3—Sale of Assets), the sale agreements contained indemnities whereby the Predecessor and Cendant are responsible for indemnifying the buyer for any losses incurred by the buyer as a result of any breach by the Predecessor of any representation, warranty or covenant made by the Predecessor and Cendant within the sale agreements. Effective September 30, 2005, the Predecessor transferred this liability to Cendant via a non-cash transfer pursuant to the purchase agreement from the Apollo Transactions.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is, and its Predecessor was, required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. Cendant had previously guaranteed the surety bonds issued on behalf of the Predecessor. As of December 31, 2006, the Company provided guarantees for surety bonds totaling approximately $9.8 million and issued letters of credit totaling $1.8 million.

16. STOCK-BASED COMPENSATION

Company Program

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “Plan”). The Plan authorizes the Board of Directors (the “Board”) of Affinion Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. The Board is authorized to grant up to 2.1 million shares of its common stock under the Plan over a ten year period. Options granted under the Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. As of December 31, 2006, there were no shares available for future grant. On January 30, 2007, the Board adopted an amendment to the Plan to formally document the aggregate increase of 0.1 million shares previously authorized during 2006 and further increase the number of shares of common stock issuable under the Plan by 0.2 million to an aggregate of 2.3 million shares.

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”) as of the commencement of its operations on October 17, 2005. In accordance with SFAS No. 123R, for employee stock awards, the Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award.

During 2006 and the period from October 17, 2005 to December 31, 2005, 0.8 million and 1.5 million stock options, respectively, were granted to employees with an exercise price of $10.00, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Exercise price	$10.00	$10.00	$10.00
Vesting period	Ratably over 5 years *	100% after 8 years **	100% after 8 years **
Option term	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.

**	Vesting for tranches B and C is accelerated upon the achievement of certain investment returns by Apollo.

During 2006, Affinion Holdings granted 0.1 million stock options to members of the Board of Directors with an exercise price of $10.00, equal to the estimated fair value of a share of the underlying common stock on the date of grant. These options were fully vested as of the date of grant. There were no stock option grants to members of the Board of Directors for the period from October 17, 2005 to December 31, 2005.

The fair value of each option award during 2005 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding.

	Tranche A	Tranche B	Tranche C
Expected volatility	43%	47%	48%
Expected life (in years)	6.50	8.43	8.72
Risk-free interest rate	4.40%	4.46%	4.46%
Dividend yield	—%	—%	—%

A summary of option activity is presented below (number of options in thousands):

	Tranche A	Tranche B	Tranche C	Board of Directors
Granted	764	382	382	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding options at December 31, 2005	764	382	382	—
Granted	383	191	191	131
Exercised	—	—	—	—
Forfeited or expired	(166)	(83)	(83)	—

Outstanding options at December 31, 2006	981	490	490	131

Vested or expected to vest at December 31, 2006	981	490	490	131

Exercisable options at December 31, 2006	149	—	—	131

Weighted average remaining contractual term (in years)	9.0	9.0	9.0	9.7
Weighted average grant date fair value per option	$5.00	$5.96	$6.12	$5.52

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to the stock options. The Company has elected to recognize compensation cost for awards with only a service condition that have a graded vesting schedule (tranche A) on a straight-line basis over the requisite service period for the entire award. Based on the estimated fair values of options granted, stock compensation expense for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005 totaled $2.3 million and $0.3 million, respectively.

As of December 31, 2006, there was $9.0 million of unrecognized compensation cost related to unvested stock options granted under the Plan, which will be recognized over a weighted average period of approximately 2.7 years.

In January 2007, Affinion Holdings declared a special dividend on its common stock. As a result of the special dividend, in accordance with the Affinion Holdings Inc. 2005 Stock Incentive Plan, Affinion Holdings modified the outstanding stock options to make the option holders whole. The modifications were effected through a distribution to option holders of $5.2 million and an adjustment of the exercise price of the outstanding options to $3.00. The distribution to option holders will be recognized as compensation expense by the Company in 2007.

In connection with the Apollo Transactions, the Board granted 50,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to the Company’s Chief Executive Officer. The award vests 100% upon the earlier of five years of service or a change in control of Affinion Holdings. The fair value of the award is $0.5 million, based upon the estimated fair value per share of common stock of Affinion Holdings of $10.00, and is being amortized on a straight-line basis to general and administrative expense over the service period. Stock compensation expense relating to restricted stock for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005 was $0.1 million and $0.02 million, respectively.

A summary of restricted stock activity is presented below (number of shares of restricted stock in thousands):

Granted	50
Vested	—
Forfeited	—

Outstanding restricted unvested awards at December 31, 2005	50
Granted	—
Vested	—
Forfeited	—

Outstanding restricted unvested awards at December 31, 2006	50

Weighted average remaining contractual term (in years)	3.8
Weighted average grant date fair value per restricted share	$9.99

As of December 31, 2006, there was $0.4 million of unrecognized compensation cost related to restricted stock granted under the Plan, which will be recognized over a weighted average period of approximately 3.8 years.

In January 2007, the Board granted 10,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to the Company’s Chief Financial Officer. This award vests 100% upon the earlier of three years of service or a change in control of Affinion Holdings. The fair value of the award is estimated to be $0.2 million, based upon the estimated fair value per share of common stock of Affinion Holdings, and will be amortized on a straight-line basis to general and administrative expense over the service period.

Cendant Programs

Cendant granted stock options, stock appreciation rights, restricted shares and restricted stock units (“RSUs”) to employees of the Predecessor. Beginning in 2003, Cendant changed the method by which it provides stock-based compensation to its employees by significantly reducing the number of stock options granted and instead issuing RSUs as a form of compensation.

In connection with the Apollo Transactions, the Predecessor recorded an expense of $6.7 million during the period from January 1, 2005 to October 16, 2005 related to the accelerated vesting of Cendant RSUs and stock options.

Stock Options

Employee stock options granted by Cendant generally had a ten-year term and those granted prior to 2004 vested ratably over periods ranging from two to five years. In 2004, Cendant adopted performance and time vesting criteria for stock option grants. The pre-determined performance criteria determined the number of options that would ultimately vest and were based on the growth of Cendant’s earnings and cash flows over the vesting period of the respective award. The number of options that would ultimately vest ranged from 0% to 200% of the base award. Vesting occurred over a four year period, but could not exceed 25% of the base awards in each of the three years following the grant date. Cendant’s policy was to grant options with exercise prices at then-current fair market value. The activity of Cendant’s stock option plans related to the Predecessor’s employees consisted of the following (number of options in thousands):

	The Predecessor
	Period from January 1 to October 16, 2005		Year Ended December 31, 2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Beginning balance	2,513	$16.54	6,328	$17.73
Granted at fair market value (a)	118	*	55	23.12
Exercised	(1,037)	15.88	(3,617)	18.58
Forfeited	(31)	20.22	(253)	18.49

Ending balance	1,563	$16.05	2,513	$16.54

(a)	Reflects the maximum number of options assuming achievement of all performance and time vesting criteria.

*	Not meaningful.

The Predecessor was allocated compensation expense by Cendant related to the issuance of stock options to its employees over the vesting period of the award and based on the estimated number of options that Cendant believed it would ultimately provide. During 2004, pre-tax compensation expense recorded by the Predecessor related to the stock options issued subsequent to January 1, 2003 was de minimus. See Note 2 — Summary of Significant Accounting Policies for the effect on net income had the Predecessor elected to recognize and measure compensation expense for all stock options granted to its employees based on the fair value method.

The weighted-average grant-date fair value of Cendant common stock options granted during the year ended December 31, 2004 was $6.90. The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

Dividend yield	1.5%
Expected volatility	30.0%
Risk-free interest rate	4.0%
Expected holding period (years)	5.5%

Restricted Stock Units—Each RSU granted by Cendant entitled the employee to receive one share of Cendant common stock upon vesting. RSUs granted in the first quarter of 2004 vested ratably over three or four year periods. In June 2004, performance and time vesting criteria for RSU grants were adopted. The predetermined performance criteria determined the number of RSUs that would ultimately vest and were based on the growth of Cendant’s earnings and cash flows over the vesting period of the respective award. The number of RSUs that ultimately vested ranged from 0% to 200% of the base award. Vesting occurred over a four year period, but could not exceed 25% of the base award in each of the three years following the grant date.

The annual activity of Cendant’s RSU plans related to the employees of the Predecessor consisted of (number of RSUs in thousands):

	The Predecessor
	Period from January 1 to October 16, 2005		Year Ended December 31, 2004
	Number of RSU’s	Weighted Average Grant Price	Number of RSU’s	Weighted Average Grant Price
Balance at beginning of period	760	$22.51	336	$13.68
Granted at fair market value (a)	32	*	616	23.87
Vested	(723)	21.09	(75)	13.69
Canceled	(69)	19.67	(117)	15.94

Balance at end of period	—	—	760	$22.51

(a)	Reflects the maximum number of RSUs assuming achievement of all performance and time vesting criteria.

*	Not meaningful.

The Predecessor allocated compensation expense for such RSUs on a basis consistent with the related vesting period. The Predecessor recorded pre-tax compensation expense of $3.3 million for the period from January 1, 2005 to October 16, 2005, and $4.4 million for the year ended December 31, 2004 in connection with these RSUs.

As a result of Cendant’s spin-off of its subsidiary, PHH Corporation on January 31, 2005, the closing price of Cendant common stock was adjusted downward by $1.10 on January 31, 2005. In order to provide an equitable adjustment to holders of its RSUs, Cendant granted incremental RSUs to achieve a balance of 1.0477 RSUs outstanding subsequent to the spin-off for each RSU outstanding prior to the spin-off. Additionally, Cendant granted incremental options to achieve a balance of 1.04249 options outstanding subsequent to the spin-off for each option outstanding prior to the spin-off. The exercise price of each option was also adjusted downward by a proportionate value.

TRL Group Programs

Stock Appreciation Rights

TRL Group maintained a stock equity incentive plan, which was designed to provide benefits to officers and key employees through awards of stock appreciation rights (“SARs”). The stock equity incentive plan was assumed by the Predecessor in connection with the January 2004 transaction described in Note 18 — TRL Group, Inc.

TRL Group granted 2.0 million SARs with an exercise price of $20.11 on July 6, 2001 that were scheduled to vest on July 6, 2004. TRL Group granted an additional 0.5 million SARs on June 30, 2003, which immediately vested with an exercise price of $20.11. The unvested SARs were accelerated and vested in February 2004. Each holder of the vested SARs was entitled to receive cash equal to the amount by which the market price of Cendant’s common stock at the vesting date exceeded the $20.11 exercise price of the award. In February 2004, the Predecessor funded the settlement of the vested SARs with the net proceeds of a call option of $6.0 million, resulting in a realized loss totaling approximately $0.4 million. The annual activity of the Predecessor’s stock appreciation rights plan consisted of (number of stock appreciation rights in thousands):

The Predecessor
Balance at January 1, 2004	1,728
Granted	167
Vested	—
Canceled	(1,895)

Balance at December 31, 2004	—

Due to the increase in the fair value of the SARs, compensation expense recognized in the combined statement of operations for the year ended December 31, 2004 was increased by $1.1 million. The compensation expense recognized in the combined statement of operations for the period from January 1, 2005 to October 16, 2005 was de minimus.

Restricted Stock

On July 2, 2001, the TRL Group awarded certain employees restricted shares of Cendant stock, which vested on various dates through October 2005. The restricted stock plan was assumed by the Predecessor in connection with the January 2004 TRL Group transactions disclosed in Note 18—TRL Group, Inc. Upon vesting, the equivalent number of Cendant common stock shares was required to be distributed to beneficiaries. The annual activity of the Predecessor’s restricted stock plan consisted of (number of restricted stock awards in thousands):

	The Predecessor
	Period from January 1 to October 16, 2005	Year Ended December 31, 2004
Balance at beginning of period	4	24
Granted	—	—
Vested	—	(19)
Canceled	—	(1)

Balance at end of period	4	4

The fair value and carrying value of the outstanding unvested restricted stock awards at December 31, 2004 was $0.3 million. The compensation expense related to these shares of restricted stock was $0.1 million for the year ended December 31, 2004. There was no compensation expense related to these shares of restricted stock recognized for the period from January 1, 2005 to October 16, 2005.

17. EMPLOYEE BENEFIT PLANS

Long-Term Cash Incentive Program

TRL Group maintained a long-term cash incentive plan to provide cash incentives to selected employees who achieve certain performance goals. The long-term incentive plan was assumed by the Predecessor in connection with the January 30, 2004 TRL Group transaction disclosed in Note 18—TRL Group, Inc. The awards were earned over a two and one-half year term from July 2, 2001 through December 31, 2003. Fifty percent of the cash incentive awards earned was paid to employees in August 2004 with the remaining fifty percent paid in August 2005.

Retirement Plans

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, the Company matches, and its Predecessor matched, the contributions of participating employees based on 100% of the first 6% of the participating employee’s contributions up to 6% of the participating employee’s salary. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $5.8 million for the year ended December 31, 2006 and $1.2 million for the period from October 17, 2005 to December 31, 2005. The Predecessor recorded aggregate defined contribution plan expense of $4.8 million for the period from January 1, 2005 to October 16, 2005 and $6.0 million for the year ended December 31, 2004.

The Company and its Predecessor also sponsor certain other international defined benefit retirement plans that are customary in each local country, including a multi-employer plan in one country. Under these local country defined benefit pension plans, benefits are based on a percentage of an employee’s final average salary or as otherwise described by the plan. The plans are not material, individually or in the aggregate, to the consolidated financial statements.

18. TRL GROUP, INC.

On January 30, 2004, Trilegiant Corporation changed its legal name to TRL Group, Inc.

From July 2, 2001 to January 30, 2004, TRL Group operated membership-based clubs and programs and other incentive-based loyalty programs through an outsourcing arrangement with AMS whereby AMS licensed TRL Group the right to market programs to new members utilizing certain assets of AMS’ individual membership business. Accordingly, AMS collected membership fees from, and was obligated to provide services to, members of its individual membership business that existed as of July 2, 2001, including their renewals, and TRL Group provided fulfillment services for these members in exchange for a servicing fee paid by AMS. Furthermore, TRL Group collected the membership fees from, and was obligated to provide membership benefits to, any members who joined the membership-based clubs and programs and all other incentive programs subsequent to July 2, 2001 and recognized the related revenue and expenses. Accordingly, similar to Cendant’s franchise businesses, AMS received a royalty from TRL Group on all revenue generated by TRL Group’s new members (those who joined TRL Group’s clubs as a result of TRL Group’s marketing efforts occurring between July 2001 and January 2004). The assets licensed to TRL Group included various tradenames, trademarks, logos, service marks and other intellectual property relating to its membership business.

During 2003, Cendant performed a strategic review of the TRL Group membership business, AMS’ existing membership business and Progeny’s domestic insurance and package marketing business. Upon completion of such review, Cendant concluded that it could achieve certain revenue and expense synergies by combining the domestic insurance and package marketing business with the new-member marketing performed by TRL Group. Additionally, as a result of the adoption of FIN 46R, the Company has reflected the consolidation of TRL Group’s results in the combined financial statements since January 1, 2002 even though it did not have managerial control of the entity. Therefore, in an effort to achieve the revenue and expense synergies identified in Cendant’s strategic review and to obtain managerial control over an entity whose results were being consolidated, AMS and TRL Group agreed to amend their contractual relationship by terminating the contractual rights, intellectual property license and third party administrator arrangements that AMS had previously entered into with TRL Group in 2001.

In connection with this new relationship, AMS (i) terminated leases of AMS assets by TRL Group, (ii) terminated the original third party administration agreement, (iii) entered into a new third party administration agreement whereby AMS performs fulfillment services for TRL Group, (iv) leased certain TRL Group fixed assets from TRL Group, (v) offered employment to substantially all of TRL Group’s employees and (vi) entered into other incidental agreements. These contracts have terms that management believes are reasonable from an economic standpoint and consistent with what management would expect from similar arrangements with non-affiliated parties. None of these agreements had an impact on the Predecessor’s combined financial statements as the Predecessor continued to consolidate TRL Group subsequent to this transaction. In connection with the transaction, the parties agreed to liquidate and dissolve TRL Group in an orderly fashion when and if the number of TRL Group members decreases below 1.3 million, provided that such dissolution may not occur prior to January 2007. AMS paid $13.0 million in cash on January 30, 2004 for the contract termination, regained exclusive access to the various tradenames, trademarks, logos, service marks and other intellectual property that it had previously licensed to TRL Group for its use in marketing to new members and now has managerial control of TRL Group through its majority representation on the TRL Group board of directors. TRL Group serviced and collected membership fees from its members to whom it marketed through January 29, 2004, including their renewals. AMS provides fulfillment services (including collecting cash, paying commissions, processing refunds, providing membership services and benefits and maintaining specified service level standards) for TRL Group’s members in exchange for a servicing fee. TRL Group no longer has the ability to market to new members; rather, the Company now markets to new members under the Trilegiant tradename. Immediately following consummation of this transaction, AMS owned approximately 43% of TRL Group on a fully diluted basis and, as of December 31, 2004, AMS’ equity ownership interest in TRL Group approximated 45% on a fully diluted basis. On October 15, 2005, AMS acquired all of the equity interests in TRL that it did not already own.

On January 30, 2004, TRL Group had net deferred tax assets of approximately $121.5 million, which were mainly comprised of net operating loss carryforwards expiring in years 2021, 2022 and 2023. These deferred tax assets were fully reserved for by TRL Group through a valuation allowance, as TRL Group had not been able to demonstrate future profitability due to the large marketing expenditures it incurred (new member marketing has historically been TRL Group’s single largest expenditure). However, given the fact that TRL Group would no longer incur marketing expenses (as they no longer have the ability to market to new members as a result of this transaction), TRL Group determined that it was more likely than not that it would generate sufficient taxable income (as it would continue to recognize revenue from TRL Group’s existing membership base in the form of renewals and the lapsing of the refund privilege period) to utilize its net operating loss carryforwards within the statutory periods. Accordingly, TRL Group reversed the entire valuation allowance of $121.5 million in January 2004, which resulted in a reduction to the consolidated tax provision during 2004 of $121.5 million, with a corresponding increase in combined net income. The $13.0 million cash payment the Predecessor made to TRL Group was also recorded as a component of its income tax provision line on the combined statement of operations for 2004 and partially offsets the $121.5 million reversal of TRL Group’s valuation allowance.

During 2004, TRL Group contributed revenues of $484.1 million and expenses of $287.6 million (on a stand-alone basis before eliminations of intercompany entries in consolidation). Reflected within such amounts is $33.8 million of revenue recorded during third quarter 2004 relating to the early termination of a contractual relationship with a third party marketing partner, originally expected to extend beyond 2005. TRL Group had provided services for this marketing partner in 2002 in exchange for royalties related to the success of the marketing program. TRL Group and the marketing partner disputed certain aspects of the marketing agreement and a settlement was reached in September 2004 that provided for early termination of the agreement.

19. RELATED PARTY TRANSACTIONS

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

Excluded Litigation - Cendant has agreed to fully indemnify the indemnified parties with respect to any pending or future litigation, arbitration, or other proceeding relating to the facts and circumstances of Fortis and the accounting irregularities in the former CUC International, Inc. announced on April 15, 1998.

Certain Litigation and Compliance with Law Matters- Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of AGLLC or CIMS and (3) constitute a breach or violation of its compliance with law representations and warranties, (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or CIMS and (c) the August 2005 Suit and the January 2002 Class Action.

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

Other Litigation - Cendant has agreed to indemnify the Company for specified amounts with respect to losses incurred in connection with the 2001 Class Action. Until September 30, 2006, Cendant had the right to control and settle this litigation, subject to certain consultation and other specified limitations. Subsequent to September 30, 2006, the Company has the right to control and settle this litigation, subject to certain consultation and other specified limitations.

Cendant has agreed to indemnify the Company for specified amounts with respect to losses incurred in connection with the AG Matters. The Company had the right to control and settle this litigation at all times, subject to certain consultation and other specified limitations. In December 2006, the Company reached a settlement with California, Connecticut, Maine and other states resolving the lawsuits filed by California and Connecticut as well as the inquiries by other state attorney generals.

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

In connection with the Apollo Transactions, the Company entered into a master transition services agreement with certain subsidiaries of Cendant, pursuant to which the Cendant subsidiaries will provide certain services to the Company at cost for different periods of time generally not exceeding two years from the closing of the Apollo Transactions. These services include financial systems support, treasury function services, information technology and telecommunications services, including help desk services. The expense for such services was $3.0 million for the year ended December 31, 2006 and $0.4 million for the period from October 17, 2005 to December 31, 2005 and is included in operating costs in the consolidated statements of operations.

The Company also entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The expense incurred for such services was $0.8 million for the year ended December 31, 2006 and $0.6 million for the period from October 17, 2005 to December 31, 2005 and is included in operating costs in the consolidated statement of operations. The revenue earned for such services was $1.7 million for the year ended December 31, 2006 and $0.1 million for the period from October 17, 2005 to December 31, 2005 and is included in net revenues in the consolidated statements of operations.

In connection with the Apollo Transactions, the Company granted to Cendant a non-exclusive license to its portfolio of patents relating to online award redemption programs through December 31, 2006. The license included the exclusive right to enforce patents against third parties within the field of i) online sales, marketing and distribution of travel services and products and ii) servicing certain airlines. Cendant was required to pay royalty fees for the exclusive right totaling $11.25 million, payable in five quarterly installments of $2.25 million that began in November 2005 and ended in November 2006. The total amount included in net revenues in the accompanying consolidated statement of operations for such services, net of purchase accounting adjustments related to the Apollo Transactions, was $3.3 million for the year ended December 31, 2006 and $1.9 million for the period from October 17, 2005 to December 31, 2005.

Historically, the Company had arrangements with Cendant and its subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operations support (travel agency support and software licensing) and profit sharing arrangements related to the marketing of certain insurance programs. In connection with the Apollo Transactions, these agreements were terminated and the Company entered into new agreements with Cendant and its subsidiaries that require the parties to provide services similar to those provided prior to the Apollo Transactions. The revenue earned for such services was $0.1 million for the year ended December 31, 2006 and is included in net revenues in the consolidated statements of operations. The revenue earned for the period from October 17, 2005 to December 31, 2005 was de minimus. The expense incurred for such services was $0.5 million for the year ended December 31, 2006 and $0.1 million for the period from October 17, 2005 to December 31, 2005 and is included in operating costs in the consolidated statement of operations.

The new marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for our membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either i) a fee for each call transferred, ii) a bounty payment for each user that enrolls in one of the Company’s membership programs or iii) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007 upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense for such services was $12.7 million for the year ended December 31, 2006 and $1.4 million for the period from October 17, 2005 to December 31, 2005 and is included in marketing and commissions expense in the accompanying consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreement provides for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009. The total amount included in net revenues in the consolidated statement of operations for such services was $11.4 million for the year ended December 31, 2006 and $2.6 million for the period from October 17, 2005 to December 31, 2005. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company entered into a platform services agreement with Travel Distribution Services Group, Inc. (“TDS”), a subsidiary of Cendant, under which, through March 31, 2007, TDS will reimburse the Company for each travel booking fee placed utilizing a third party’s travel service platform in excess of a specified threshold plus reimburse the Company for platform license fees paid to the third party in excess of a specified threshold. In addition, the Company has the option to use the to-be-developed Orbitz travel membership club platform, if and when developed by TDS, to obtain services related to such platform for the Company’s travel membership clubs by paying TDS a fee per itinerary. The agreement will expire on December 31, 2010 if the Company elects to use such platform by December 31, 2007. However, it will expire on December 31, 2007 if TDS has not developed such platform or the Company has elected not to use such platform by such date. The revenue earned for such services was $0.8 million for the year ended December 31, 2006 and is included in net revenues in the consolidated statements of operations. There was no revenue earned for these services for the period from October 17, 2005 to December 31, 2005. There were no expenses incurred related to the agreement for the year ended December 31, 2006 or for the period from October 17, 2005 to December 31, 2005.

The Company entered into a fulfillment and supplier relations services agreement with TDS to use the TDS travel agent tool for booking multiple packages such as airfare and hotel. Pursuant to this agreement, the Company pays TDS a flat fee each year during the term of the agreement and the Company earns referral fees based on the number of travel related segments booked. The agreement will expire on December 31, 2010. The revenue earned for such services was $0.2 million for the years ended December 31, 2006 and is included in net revenues in the consolidated statement of operations. The expense incurred for such services was $2.0 million for the year ended December 31, 2006 and is included in general and administrative expense in the consolidated statement of operations. There were no expenses related to this agreement for the period from October 17, 2005 to December 31, 2005.

The Company entered into an agreement pursuant to which it agreed to exclusively use the global distribution system (“GDS”), an on-line booking system, of Galileo, a subsidiary of Cendant, to make air, hotel or car rental bookings. Pursuant to this agreement, the Company will pay Galileo a flat fee that decreases each year during the term of the agreement and Galileo will pay the Company a fee per travel booking. The agreement will expire on December 31, 2011, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The revenue earned for such services was $2.6 million for the year ended December 31, 2006 and is included in net revenues in the consolidated statements of operations. There were no revenues earned for these services for the period from October 17, 2005 to December 31, 2005. The expense incurred for such services was $3.5 million for the year ended December 31, 2006 and is included in operating costs in the consolidated statement of operations. There were no expenses incurred related to the agreement for the period from October 17, 2005 to December 31, 2005.

The Company entered into an agreement which identifies Avis and Budget (each a subsidiary of Cendant) as the primary preferred providers of car rental services to its customers (subject to certain exceptions). The Company will receive commissions and royalty fees on certain qualifying rentals. The agreement will expire on December 31, 2007, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The total amount included in net revenues in the consolidated statements of operations for such services was $1.8 million for the year ended December 31, 2006 and $0.6 million for the period from October 17, 2005 to December 31, 2005.

Cims entered into an agreement pursuant to which it agreed to continue to use RCI Europe as its exclusive provider of travel services for the benefit of Cims members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI will have a right of first refusal to offer travel services in other countries where Cims members are located. Cims will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement will expire ten years from its effective date, subject to either party’s right to terminate the agreement on or after the third anniversary of its effective date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expense for such services was $5.8 million for the year ended December 31, 2006 and $0.4 million for the period from October 17, 2005 to December 31, 2005 and is included in general and administrative expense in the consolidated statements of operations.

Pursuant to an asset purchase agreement dated January 1, 2005, entered into by CTI and its subsidiary, Travel Advantages Services, Inc. (“TAS”), CTI sold and transferred substantially all of the assets and liabilities of CTI to TAS. In connection with such agreement, the Company also entered into a transition services agreement with TDS. In connection with the closing of the Apollo Transactions, the Company entered into an Amended and Restated Transition Services Agreement, pursuant to which it provided certain information technology related services to TDS and CTI until December 31, 2006. These services were provided by the Company at cost. The total amount included in net revenues in the consolidated statement of operations for such services was $0.1 million for the period from October 17, 2005 to December 31, 2005. There were no revenues included in the consolidated statement of operations for the year ended December 31, 2006.

The Company entered into agreements pursuant to which it will continue to have profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of the Company’s subsidiaries market certain insurance programs and Fairtide provides reinsurance for the related insurance policies which are provided by a third-party insurer. Pursuant to these agreements, Fairtide will pay the Company 40% to 50% of the net profits that it receives on the net premiums under such insurance policies. These agreements were scheduled to expire on December 31, 2006, or earlier as the parties agree or when Fairtide’s related reinsurance agreements with the related third-party insurer expire. The total amount included in net revenues in the consolidated statements of operations for such services was $0.3 million for the year ended December 31, 2006 and $0.1 million for the period from October 17, 2005 to December 31, 2005.

The Company earns referral fees for hotel stays and travel packages. The amount included in net revenues in the consolidated statements of operations for such services was $0.8 million for the year ended December 31, 2006 and $0.4 million for the period from October 17, 2005 through December 31, 2005.

Apollo Agreements

Consulting Agreement—Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for the period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company will pay Apollo an annual fee of $2.0 million for these services commencing in 2006. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

During 2006 Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provided document and information services to the Company. The fees incurred for these services in 2006 were $0.5 million, and are included in operating expenses in the consolidated statement of operations.

Predecessor Related Party Agreements with Cendant

Corporate Related Functions—The Predecessor was allocated general corporate overhead expenses from Cendant for corporate-related functions, as well as directly attributable expenses. Cendant allocated corporate overhead based on a percentage of forecasted revenues and allocated other expenses that directly benefited the Predecessor based on actual utilization of the services. The Predecessor believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for management to estimate for all historical periods presented, the actual level of expenses that might have been incurred had the Predecessor been operating as an independent company. Corporate expense allocations include executive management, finance, legal, insurance, information technology, telecommunications, call centers and real estate usage. Allocated overhead expenses as well as direct charges for the corporate-related functions totaled approximately $27.2 million and $32.4 million for the period from January 1, 2005 to October 16, 2005 and for the year ended December 31, 2004, respectively.

Loyalty Programs—TLS administers loyalty programs for several of Cendant’s subsidiaries. The agreements provide for set-up fees, quarterly program management fees and program development fees. TLS earned loyalty revenues under these programs totaling $10.5 million and $11.6 million for the period from January 1, 2005 to October 16, 2005 and for the year ended December 31, 2004, respectively.

Marketing Programs—The Predecessor marketed membership programs to customers of certain Cendant subsidiaries and franchisees. The Predecessor incurred fees paid to the Cendant subsidiaries based on i) the number of telephonic and online opportunities transferred to the Predecessor and the number of successful solicitations resulting from the transfers, or ii) a percentage of the membership revenues earned by Predecessor resulting from the successful solicitations transferred. The fees paid totaled $6.2 million for the period from January 1, 2005 to October 16, 2005 and $3.9 million in 2004, and are included in marketing and commissions expense on the combined statements of operations.

Travel Programs—CTI provided travel reservation services to certain Cendant subsidiaries’ customers and earned service fees totaling $0.4 million and $2.5 million for the period from January 1, 2005 to October 16, 2005 and for the year ended December 31, 2004, respectively. Service fees earned are generally based on a fee per travel item booked reduced for cancellations and are included in net revenues on the combined statements of operations. CTI’s fulfillment and other operational support activities were provided by Cendant. Fulfillment fees charged to the Predecessor totaled $0.8 million for the period January 1, 2005 to October 16, 2005 and were included in operating costs on the combined statement of operations.

The Predecessor earned fees from a Cendant subsidiary for the placement of airline, car rental and hotel reservations using the subsidiary’s travel reservation system. The fees earned are based on the number of travel related segments placed by the Predecessor. Travel segment fees earned totaled $4.4 million for the year ended December 31, 2004 and are included in net revenues on the combined statement of operations. There were no such fees earned for the period from January 1, 2005 to October 16, 2005.

The Predecessor earned commissions from several of Cendant’s subsidiaries for the booking of car rentals on behalf of the travelers that the Predecessor services. Commissions earned are based on a percentage of the car rental revenues earned by the Cendant subsidiaries. Commissions earned totaled $1.1 million and $2.0 million for the period from January 1, 2005 to October 16, 2005 and for the year ended December 31, 2004, respectively, and are included in net revenues on the combined statements of operations.

Other Services—The Predecessor provided road and tow services to a Cendant subsidiary’s customers and earned fees totaling $0.3 million and $2.9 million for the period from January 1, 2005 to October 16, 2005 and for the year ended December 31, 2004, respectively. The road and tow fees are included in net revenues on the combined statements of operations. The Predecessor insured certain membership program benefits through third party insurance companies and a subsidiary of Cendant provided reinsurance for such programs. The differential between claims experience and reinsurance premiums is shared between the Predecessor and the Cendant subsidiary. Profit-sharing revenue totaled approximately $0.5 million and $0.8 million for the period January 1, 2005 to October 16, 2005 and for the year ended December 31, 2004, respectively, and is included in net revenues on the combined statements of operations. The Predecessor also provides list processing services to certain Cendant subsidiaries. List processing fees totaled $0.1 million for the period from January 1, 2005 to October 16, 2005 and $0.7 million for the year ended December 31, 2004, respectively, and are included in net revenues on the combined statements of operations.

20. FINANCIAL INSTRUMENTS

Risk Management

Following is a description of the Company’s and its Predecessor’s risk management policies.

Foreign Currency Risk

The Predecessor used foreign currency forward contracts to manage exposure to changes in foreign currency exchange rates associated with its foreign currency denominated payables, receivables and forecasted earnings of foreign subsidiaries. The Predecessor primarily hedged its foreign currency exposure to the British pound and Euro. The majority of forward contracts utilized did not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts did, however, largely offset the impact of changes in the value of the underlying risk that they were intended to economically hedge. The impact of these forward contracts was not material to the Predecessor’s results of operations or financial position. The Company currently does not utilize foreign currency forward contracts as it does not consider its foreign currency risk to be material.

Interest Rate Swap

The Company entered into an interest rate swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap is $300 million and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. The purpose of the swap is to maintain the Company’s fixed/variable ratio within policy guidelines. The interest rate swap is recorded at fair value, either as an asset or liability. Changes in the fair value of the swap, which is not designated as a hedging instrument, are recognized currently in earnings in the consolidated statements of operations.

As disclosed in Note 2 – Summary of Significant Accounting Policies, as a matter of policy, the Company does not use, nor did its Predecessor use, derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt.

	2007	2008	2009	2010	2011	2012 and Thereafter	Total	Fair Value At December 31, 2006
Fixed rate debt	$0.2	$0.2	$0.2	—	—	$659.5	$660.1	$698.8
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%
Variable rate debt	$50.0	—	—	—	—	$705.0	$755.0	$755.0
Average interest rate (a)	7.87%	7.87%	7.87%	7.87%	7.87%	7.87%
Variable to fixed - Interest rate swap (b)								$0.9
Average pay rate	4.84%	4.86%	4.93%	4.97%
Average receive rate	5.24%	4.88%	4.86%	4.96%

(a)	Average interest rate is based on rates in effect at December 31, 2006, adjusted for a 25 basis points decrease in rate, effective January 4, 2007

(b)	The fair value of the interest rate swap is included in other non-current assets at December 31, 2006

Credit Risk and Exposure

Financial instruments that potentially subject the Company and subjected its Predecessor to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. Such risk was managed by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2006, there were no significant concentrations of credit risk. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines, and its Predecessor determined, the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at December 31, 2006 and 2005 due to the short-term maturities of these assets and liabilities.

b.	Investments—At December 31, 2006 and 2005, the carrying amounts of investments, which are included in other current assets on the consolidated balance sheet, approximate fair value, which is based on quoted market prices or other available market information.

c.	Long-Term Debt— The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2006 and 2005 is based upon available information for debt having similar terms and risks. The carrying amount of the Company’s variable-rate debt approximates its fair value at December 31, 2006 and 2005 due to the variable interest rate which fluctuates with the market.

21. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four operating segments does not include general corporate expenses or goodwill impairment. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. Goodwill impairment represents a charge recorded to reduce the goodwill previously ascribed to the Company’s Loyalty business. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have excluded from the presentation of the Segment EBITDA for the Company’s four operating segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reporting segments are the same as those described in Note 2 – Summary of Significant Accounting Policies.

Net Revenues

	The Company		The Predecessor
	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
Membership operations	$549.8	$55.0	$600.9	$835.9
Insurance and Package operations	366.0	40.5	276.8	391.7
International operations	161.9	25.1	151.8	264.0
Loyalty operations	66.7	15.8	41.3	46.1
Eliminations	(6.7)	(1.5)	(7.0)	(6.8)

Total	$1,137.7	$134.9	$1,063.8	$1,530.9

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA

	The Company		The Predecessor
	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
Membership operations	$(8.3)	$(21.0)	$27.8	$176.6
Insurance and Package operations	118.7	(5.6)	60.8	69.8	(a)
International operations	(1.1)	(0.3)	7.0	61.0
Loyalty operations	19.3	6.1	8.4	13.8

Total Reportable Segments	128.6	(20.8)	104.0	321.2
Corporate	(4.8)	(0.3)	—	—
Goodwill impairment	(15.5)	—	—	—

Total	$108.3	$(21.1)	$104.0	$321.2

(a)	Includes a charge totaling $73.7 million related to the Fortis judgment (see Note 15 — Commitments and Contingencies).

Provided below is a reconciliation of Segment EBITDA to income from operations.

	The Company		The Predecessor
	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
Segment EBITDA	$108.3	$(21.1)	$104.0	$321.2
Depreciation and amortization	(396.8)	(84.5)	(32.3)	(43.9)

Income (loss) from operations	$(288.5)	$(105.6)	$71.7	$277.3

Depreciation and Amortization

	The Company		The Predecessor
	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
Membership operations	$244.6	$55.0	$16.6	$23.6
Insurance and Package operations	110.1	21.9	7.0	9.1
International operations	28.6	5.8	5.2	7.2
Loyalty operations	13.5	1.8	3.5	4.0

Total	$396.8	$84.5	$32.3	$43.9

Segment Assets

	The Company
	December 31, 2006	December 31, 2005
Membership operations	$865.0	$1,072.3
Insurance and Package operations	644.9	750.3
International operations	243.5	182.2
Loyalty operations	100.9	127.3

Total Reportable Segments	1,854.3	2,132.1
Corporate	35.2	67.9

Total	$1,889.5	$2,200.0

Capital Expenditures

	The Company		The Predecessor
	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
Membership operations	$16.9	$4.8	$8.7	$15.9
Insurance and Package operations	2.3	0.3	1.2	3.8
International operations	5.9	0.9	3.9	4.2
Loyalty operations	4.0	3.0	10.2	1.9

Total	$29.1	$9.0	$24.0	$25.8

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

Net Revenues

	The Company		The Predecessor
	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	Year Ended December 31, 2004
United States	$975.8	$109.8	$912.0	$1,266.9
United Kingdom	73.6	7.3	72.7	162.5
Other	88.3	17.8	79.1	101.5

Total	$1,137.7	$134.9	$1,063.8	$1,530.9

Total Assets

	The Company
	December 31, 2006	December 31, 2005
United States	$1,646.0	$2,017.8
United Kingdom	132.6	112.0
Other	110.9	70.2

Total	$1,889.5	$2,200.0

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2006 and 2005:

	The Company 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$245.9	$264.3	$291.4	$336.1

Segment EBITDA	$7.5	$16.5	$45.0	$39.3
Depreciation and amortization	(101.7)	(106.5)	(106.7)	(81.9)

Loss from operations	$(94.2)	$(90.0)	$(61.7)	$(42.6)

Net loss	$(126.3)	$(130.0)	$(98.7)	$(83.2)

	The Predecessor 2005					The Company 2005
	First Quarter	Second Quarter	Third Quarter	October 1 - October 16		October 17 - December 31
Net revenues	$337.5	$333.7	$340.7	$51.9		$134.9

Segment EBITDA	$31.5	$42.9	$59.8	$(30.2	)(a)	$(21.1)
Depreciation and amortization	(10.4)	(10.4)	(9.6)	(1.9)		(84.5)

Income (loss) from operations	$21.1	$32.5	$50.2	$(32.1)		$(105.6)

Net income (loss)	$13.1	$19.6	$38.2	$(20.8	)(a)	$(136.3)

(a)	Includes $18.2 million of bonus payments to certain employees, a $6.7 million charge related to the accelerated vesting of Cendant RSU’s and stock options in connection with the closing of the Apollo Transactions, and a $10.3 million charge for litigation matters.

23. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental consolidating and combining financial information presents the combined guarantor subsidiaries and the combined non-guarantor subsidiaries as defined in the indenture governing the Senior Notes and Senior Subordinated Notes. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful. The presentation of the consolidating balance sheet as of December 31, 2005 and the consolidating statements of operations and cash flows for the period from October 17, 2005 to December 31, 2005 has been modified to conform to the presentation of the consolidating financials statements as of and for the year ended December 31, 2006.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$59.6	$24.7	$—	$84.3
Restricted cash	—	24.7	4.1	—	28.8
Receivables, net	—	40.1	30.6	—	70.7
Receivables from related parties	0.1	15.1	0.4	(0.1)	15.5
Profit-sharing receivables from insurance carriers	—	59.5	—	—	59.5
Prepaid commissions	—	64.6	7.9	—	72.5
Income tax receivable	—	0.7	2.5	—	3.2
Other current assets	0.1	24.4	14.9	—	39.4

Total current assets	0.2	288.7	85.1	(0.1)	373.9
Property and equipment, net	—	88.6	11.4	—	100.0
Contract rights and list fees, net	—	10.6	51.4	—	62.0
Goodwill	—	289.4	10.6	—	300.0
Other intangibles, net	—	925.6	79.9	—	1,005.5
Investment in subsidiaries	1,792.2	—	—	(1792.2)	—
Intercompany receivables	—	202.4	—	(202.4)	—
Intercompany loan	16.0	—	—	(16.0)	—
Other non-current assets	35.1	7.9	5.1	—	48.1

Total assets	$1,843.5	$1,813.2	$243.5	$(2,010.7)	$1,889.5

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$50.0	$0.2	$—	$—	$50.2
Accounts payable and accrued expenses	22.6	201.5	55.3	(0.1)	279.3
Payables to related parties	2.0	4.3	5.6	—	11.9
Deferred revenue	—	250.8	21.5	—	272.3
Deferred income taxes	—	9.7	1.8	—	11.5

Total current liabilities	74.6	466.5	84.2	(0.1)	625.2
Long-term debt	1,357.8	0.4	—	—	1,358.2
Deferred income taxes	—	(2.0)	22.2	—	20.2
Deferred revenue	—	20.6	7.1	—	27.7
Intercompany payables	197.4	—	5.0	(202.4)	—
Intercompany loans	—	—	16.0	(16.0)	—
Other long-term liabilities	—	12.8	31.7	—	44.5

Total liabilities	1,629.8	498.3	166.2	(218.5)	2,075.8
Minority interests	—	—	0.6	—	0.6
Stockholder’s Equity (Deficit)	213.7	1,314.9	76.7	(1,792.2)	(186.9)

Total liabilities and stockholder’s equity (deficit)	$1,843.5	$1,813.2	$243.5	$(2,010.7)	$1,889.5

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$27.3	$66.1	$20.0	$—	$113.4
Restricted cash	—	22.1	6.1	—	28.2
Receivables, net	—	36.1	25.4	—	61.5
Receivables from related parties	1.0	12.6	0.1	—	13.7
Profit-sharing receivables from insurance carriers	—	62.7	—	—	62.7
Prepaid commissions	—	37.7	3.0	—	40.7
Other current assets	—	30.3	8.7	—	39.0

Total current assets	28.3	267.6	63.3	—	359.2
Property and equipment, net	—	99.5	8.2	—	107.7
Contract rights and list fees, net	—	1.8	—	—	1.8
Goodwill	—	352.5	13.7	—	366.2
Other intangibles, net	—	1,224.6	93.2	—	1,317.8
Investment in subsidiaries	1,792.2	—	—	(1,792.2)	—
Intercompany receivables	—	4.6	—	(4.6)	—
Other non-current assets	38.4	4.0	4.9	—	47.3

Total assets	$1,858.9	$1,954.6	$183.3	$(1,796.8)	$2,200.0

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$20.0	$0.4	$—	$—	$20.4
Accounts payable and accrued expenses	23.9	210.6	42.0	—	276.5
Payables to related parties	—	2.5	0.6	—	3.1
Deferred revenue	—	141.5	7.1	—	148.6
Deferred income taxes	—	0.2	2.3	—	2.5
Income taxes payable	—	0.3	0.5	—	0.8

Total current liabilities	43.9	355.5	52.5	—	451.9
Long-term debt	1,470.1	0.5	—	—	1,470.6
Deferred income taxes	—	1.3	26.5	—	27.8
Deferred revenue	—	6.2	1.4	—	7.6
Intercompany payables	3.5	—	1.1	(4.6)	—
Other long-term liabilities	1.1	6.0	1.0	—	8.1

Total liabilities	1,518.6	369.5	82.5	(4.6)	1,966.0
Minority interests	—	—	0.1	—	0.1
Stockholder’s Equity	340.3	1,585.1	100.7	(1,792.2)	233.9

Total liabilities and stockholder’s equity	$1,858.9	$1,954.6	$183.3	$(1,796.8)	$2,200.0

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Revenues	$—	$975.8	$161.9	$—	$1,137.7

Expenses:
Marketing and commissions	—	525.7	55.2	—	580.9
Operating costs	—	233.8	92.3	—	326.1
General and administrative	4.8	86.6	15.5	—	106.9
Goodwill impairment	—	15.5	—	—	15.5
Depreciation and amortization	—	368.2	28.6	—	396.8

Total expenses	4.8	1,229.8	191.6	—	1,426.2

Loss from Operations	(4.8)	(254.0)	(29.7)		(288.5)
Equity in income (loss) of subsidiaries	(302.2)	—	—	302.2	—
Interest income	0.4	4.7	0.7	(0.1)	5.7
Interest expense	(148.2)	(0.1)	(0.6)	0.1	(148.8)
Corporate allocations	—	3.6	(3.6)	—	—

Loss Before Income Taxes and Minority Interests	(454.8)	(245.8)	(33.2)	302.2	(431.6)
Income tax (expense) benefit	16.6	(23.9)	1.0	—	(6.3)
Minority interests, net of tax	—	—	(0.3)	—	(0.3)

Net Loss	$(438.2)	$(269.7)	$(32.5)	$302.2	$(438.2)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 17, 2005 TO DECEMBER 31, 2005

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Revenues	$—	$109.8	$25.1	$—	$134.9

Expenses:
Marketing and commissions	—	80.9	6.2	—	87.1
Operating costs	—	32.2	16.5	—	48.7
General and administrative	0.3	17.2	2.7	—	20.2
Depreciation and amortization	—	78.7	5.8	—	84.5

Total expenses	0.3	209.0	31.2	—	240.5

Loss from Operations	(0.3)	(99.2)	(6.1)	—	(105.6)
Equity in income (loss) of subsidiaries	(104.6)	—	—	104.6	—
Interest income	0.3	0.8	0.2	—	1.3
Interest expense	(31.7)	(0.1)	(0.1)	—	(31.9)

Loss Before Income Taxes and Minority Interests	(136.3)	(98.5)	(6.0)	104.6	(136.2)
Income tax (expense) benefit	—	(1.5)	1.5	—	—
Minority interests, net of tax	—	—	(0.1)	—	(0.1)

Net Loss	$(136.3)	$(100.0)	$(4.6)	$104.6	$(136.3)

COMBINING STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2005 TO OCTOBER 16, 2005

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Net Revenues	$912.0	$151.8	$1,063.8

Expenses:
Marketing and commissions	473.9	41.1	515.0
Operating costs	234.2	80.8	315.0
General and administrative	111.6	22.9	134.5
Gain on sale of assets	(4.7)	—	(4.7)
Depreciation and amortization	27.1	5.2	32.3

Total expenses	842.1	150.0	992.1

Income from Operations	69.9	1.8	71.7
Interest income	0.8	1.1	1.9
Interest expense	(0.5)	—	(0.5)
Other income, net	(0.1)	6.0	5.9

Income Before Income Taxes	70.1	8.9	79.0
Income tax expense	(26.5)	(2.4)	(28.9)

Net Income	$43.6	$6.5	$50.1

COMBINING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Net Revenues	$1,266.9	$264.0	$1,530.9

Expenses:
Marketing and commissions	589.6	75.7	665.3
Operating costs	278.0	105.3	383.3
General and administrative	163.0	22.0	185.0
Gain on sale of assets	(23.9)	—	(23.9)
Depreciation and amortization	36.7	7.2	43.9

Total expenses	1,043.4	210.2	1,253.6

Income from Operations	223.5	53.8	277.3
Interest income	0.7	1.0	1.7
Interest expense	(6.0)	(1.3)	(7.3)
Other income, net	0.1	—	0.1

Income Before Income Taxes and Minority Interests	218.3	53.5	271.8
Income tax (expense) benefit	122.5	(18.0)	104.5
Minority interests, net of tax	—	0.1	0.1

Net Income	$340.8	$35.6	$376.4

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(438.2)	$(269.7)	$(32.5)	$302.2	$(438.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	368.2	28.6	—	396.8
Amortization of favorable and unfavorable contracts	—	3.8	(0.7)	—	3.1
Goodwill impairment	—	15.5	—	—	15.5
Amortization of debt discount and financing costs	15.9	—	—	—	15.9
Unrealized gain on interest rate swap	(1.7)	—	—	—	(1.7)
Equity in income (loss) of subsidiaries	302.2	—	—	(302.2)	—
Deferred income taxes	—	6.3	(2.9)	—	3.4
Net change in assets and liabilities:
Restricted cash	—	(2.5)	0.5	—	(2.0)
Receivables	—	(3.9)	(2.1)	—	(6.0)
Receivables from related parties	1.0	(2.6)	(0.1)	—	(1.7)
Profit-sharing receivables from insurance carriers	—	9.0	—	—	9.0
Prepaid commissions	—	(35.0)	(4.7)	—	(39.7)
Other current assets	(0.2)	5.9	(5.1)	—	0.6
Contract rights and list fees	—	(9.6)	—	—	(9.6)
Other non-current assets	—	(4.0)	0.6	—	(3.4)
Intercompany receivables and payables	193.7	(197.6)	3.9	—	—
Accounts payable and accrued expenses	(1.3)	(10.4)	5.1	—	(6.6)
Payables to related parties	2.0	1.5	3.4	—	6.9
Deferred revenue	—	147.4	18.2	—	165.6
Income taxes receivable and payable	—	(1.1)	(4.0)	—	(5.1)
Other long-term liabilities	(0.2)	(3.6)	(1.0)	—	(4.8)
Minority interests and other, net	—	—	0.3	—	0.3

Net cash provided by operating activities	73.2	17.6	7.5	—	98.3

Investing Activities				—
Capital expenditures	—	(23.2)	(5.9)	—	(29.1)
Acquisition of intangible asset	—	—	(17.4)	—	(17.4)
Restricted cash	—	—	2.1	—	2.1

Net cash (used in) investing activities	—	(23.2)	(21.2)	—	(44.4)

Financing Activities				—
Proceeds from borrowings	385.7	—	—	—	385.7
Deferred financing costs	(10.9)	—	—	—	(10.9)
Principal payments on borrowings	(468.5)	(0.5)	—	—	(469.0)
Intercompany loans	(16.0)	—	16.0	—	—
Capital contribution	8.8	—		—	8.8
Intercompany dividends	0.4	(0.4)	—	—	—

Net cash provided by (used in) financing activities	(100.5)	(0.9)	16.0	—	(85.4)

Effect of changes in exchange rates on cash and cash equivalents	—	—	2.4	—	2.4

Net increase in cash and cash equivalents	(27.3)	(6.5)	4.7	—	(29.1)
Cash and cash equivalents, beginning of period	27.3	66.1	20.0	—	113.4

Cash and Cash Equivalents, End of Period	$—	$59.6	$24.7	$—	$84.3

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 17, 2005 TO DECEMBER 31, 2005

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(136.3)	$(100.0)	$(4.6)	$104.6	$(136.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	78.7	5.8	—	84.5
Amortization of debt discount and financing costs	3.7	—	—	—	3.7
Loss on disposal of property and equipment	—	(0.1)	—	—	(0.1)
Unrealized loss on interest rate swap	0.8	—	—	—	0.8
Equity in income (loss) of subsidiaries	104.6	—	—	(104.6)	—
Deferred income taxes	—	2.4	(3.7)	—	(1.3)
Net change in assets and liabilities:	—
Restricted cash	—	9.6	(1.0)	—	8.6
Receivables	—	9.1	0.3	—	9.4
Receivables from related parties	(1.1)	(12.5)	(0.1)	—	(13.7)
Profit-sharing receivables from insurance carriers	—	(2.1)	—	—	(2.1)
Prepaid commissions	—	(29.8)	(2.4)	—	(32.2)
Other current assets	—	(5.3)	(2.8)	—	(8.1)
Contract rights and list fees	—	(1.7)	—	—	(1.7)
Other non-current assets	—	2.8	0.3	—	3.1
Accounts payable and accrued expenses	23.9	(24.8)	(3.3)	—	(4.2)
Payables to related parties	—	2.5	0.6	—	3.1
Deferred revenue	—	107.1	9.5	—	116.6
Income taxes receivable and payable	—	0.3	0.5	—	0.8
Other long-term liabilities	0.3	(0.1)	(0.2)	—	—
Minority interests and other, net	—	0.1	0.1	—	0.2

Net cash provided by (used in) operating activities	(4.1)	36.2	(1.0)	—	31.1

Investing Activities
Capital expenditures	—	(8.1)	(0.9)	—	(9.0)
Acquisition-related payments, net of cash acquired	(1,652.4)	—	23.4	—	(1,629.0)
Restricted cash	—	—	(2.1)	—	(2.1)

Net cash provided by (used in) investing activities	(1,652.4)	(8.1)	20.4	—	(1,640.1)

Financing Activities
Proceeds from borrowings	1,510.0	—	—	—	1,510.0
Deferred financing costs	(42.0)	—	—	—	(42.0)
Principal payments on borrowings	(20.0)	(0.1)	—	—	(20.1)
Intercompany receivables and payables	(39.2)	38.1	1.1	—	—
Capital contribution	275.0	—	—	—	275.0

Net cash provided by financing activities	1,683.8	38.0	1.1	—	1,722.9

Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.5)	—	(0.5)

Net increase in cash and cash equivalents	27.3	66.1	20.0	—	113.4
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and Cash Equivalents, End of Period	$27.3	$66.1	$20.0	$—	$113.4

COMBINING STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2005 TO OCTOBER 16, 2005

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Operating Activities
Net income	$43.6	$6.5	$50.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.1	5.2	32.3
Gain on sale of assets	(4.7)	—	(4.7)
Loss on disposal of property and equipment	1.5	0.4	1.9
Loss on mark-to-market of Cendant stock	0.1	—	0.1
Deferred income taxes	19.5	6.4	25.9
Net change in assets and liabilities:
Restricted cash	(9.6)	(0.8)	(10.4)
Receivables	(1.4)	18.4	17.0
Profit-sharing receivables from insurance carriers	(1.8)	—	(1.8)
Prepaid commissions	25.0	0.9	25.9
Other current assets	(0.2)	19.6	19.4
Deferred acquisition costs	4.9	—	4.9
Contract rights and list fees	(0.1)	—	(0.1)
Other non-current assets	0.4	4.2	4.6
Accounts payable and accrued expenses	18.2	(4.4)	13.8
Deferred revenue	(58.6)	(2.9)	(61.5)
Income taxes receivable and payable	0.8	(11.9)	(11.1)
Other long-term liabilities	(0.2)	—	(0.2)
Minority interests and other, net	(1.0)	1.4	0.4

Net cash provided by operating activities	63.5	43.0	106.5

Investing Activities
Capital expenditures	(20.1)	(3.9)	(24.0)
Acquisition related payment	(15.7)	—	(15.7)
Restricted cash	(0.1)	0.3	0.2

Net cash used in investing activities	(35.9)	(3.6)	(39.5)

Financing Activities
Principal payments on borrowings	(0.5)	—	(0.5)
Payment for Cendant credit agreement	(30.0)	—	(30.0)
Decrease (increase) in advances to Cendant, net	39.3	(32.2)	7.1

Net cash provided by (used in) financing activities	8.8	(32.2)	(23.4)

Effect of changes in exchange rates on cash and cash equivalents	—	(1.9)	(1.9)

Net increase in cash and cash equivalents	36.4	5.3	41.7
Cash and cash equivalents, beginning of period	4.4	18.1	22.5

Cash and Cash Equivalents, End of Period	$40.8	$23.4	$64.2

COMBINING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Operating Activities
Net income	$340.8	$35.6	$376.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.7	7.2	43.9
Gain on sale of assets	(23.9)	—	(23.9)
(Gain) loss on disposal of property and equipment	2.2	(0.1)	2.1
Gain on mark-to-market of Cendant stock	(0.4)	—	(0.4)
Deferred income taxes	(66.9)	(7.3)	(74.2)
Net change in assets and liabilities:
Restricted cash	3.4	0.8	4.2
Receivables	1.5	(10.2)	(8.7)
Profit-sharing receivables from insurance carriers	13.5	—	13.5
Prepaid commissions	27.2	8.9	36.1
Other current assets	(6.2)	2.2	(4.0)
Deferred acquisition costs	(14.6)	5.4	(9.2)
Contract rights and list fees	5.0	—	5.0
Other non-current assets	4.2	4.7	8.9
Accounts payable and accrued expenses	4.2	(2.0)	2.2
Deferred revenue	(89.4)	(30.3)	(119.7)
Income taxes receivable and payable	(1.9)	14.8	12.9
Other long-term liabilities	(6.5)	—	(6.5)
Minority interests and other, net	0.6	1.9	2.5

Net cash provided by operating activities	229.5	31.6	261.1

Investing Activities
Capital expenditures	(21.6)	(4.2)	(25.8)
Acquisition-related payments, net of cash acquired	(21.4)	—	(21.4)
Restricted cash	5.1	0.2	5.3
Proceeds from sale of assets	32.5	—	32.5
Proceeds from sale of investments	7.1	—	7.1

Net cash provided by (used in) investing activities	1.7	(4.0)	(2.3)

Financing Activities
Proceeds from borrowings	—	2.0	2.0
Principal payments on borrowings	(13.9)	(4.9)	(18.8)
Proceeds from Cendant credit agreement	30.0	—	30.0
Decrease (increase) in advances to Cendant, net	(280.3)	11.9	(268.4)
Distributions to minority shareholder	—	(1.0)	(1.0)
Payment of dividend	—	(45.3)	(45.3)

Net cash used in financing activities	(264.2)	(37.3)	(301.5)

Effect of changes in exchange rates on cash and cash equivalents	—	2.0	2.0

Net decrease in cash and cash equivalents	(33.0)	(7.7)	(40.7)
Cash and Cash Equivalents, beginning of period	37.4	25.8	63.2

Cash and Cash Equivalents, End of Period	$4.4	$18.1	$22.5

* * * *