Form 10-Q
period 2007-03-31
Affinion Group, Inc.
filed 2007-05-15
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 11, 2007 was 100.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

(In millions, except share amounts)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$40.2	$84.3
Restricted cash	29.7	28.8
Receivables (net of allowance for doubtful accounts of $1.7 and $2.4, respectively)	69.4	70.7
Receivables from related parties	20.9	15.5
Profit-sharing receivables from insurance carriers	71.7	59.5
Prepaid commissions	65.5	72.5
Income taxes receivable	1.0	3.2
Other current assets	37.9	39.4

Total current assets	336.3	373.9
Property and equipment, net	95.9	100.0
Contract rights and list fees, net	59.0	62.0
Goodwill	300.8	300.0
Other intangibles, net	939.4	1,005.5
Other non-current assets	48.1	48.1

Total assets	$1,779.5	$1,889.5

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$50.2	$50.2
Accounts payable and accrued expenses	259.5	279.3
Payables to related parties	5.4	11.9
Deferred revenue	267.2	272.3
Deferred income taxes	10.5	11.5

Total current liabilities	592.8	625.2
Long-term debt	1,333.4	1,358.2
Deferred income taxes	12.7	20.2
Deferred revenue	35.8	27.7
Other long-term liabilities	51.6	44.5

Total liabilities	2,026.3	2,075.8

Minority interests	0.4	0.6

Commitments and contingencies (Note 6)
Stockholder’s Equity (Deficit):
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	380.9	380.9
Accumulated deficit	(638.7)	(574.5)
Accumulated other comprehensive income	10.6	6.7

Total stockholder’s equity (deficit)	(247.2)	(186.9)

Total liabilities and stockholder’s equity (deficit)	$1,779.5	$1,889.5

See notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In millions)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Net revenues	$320.5	$245.9

Expenses:
Marketing and commissions	150.0	134.1
Operating costs	86.0	75.3
General and administrative	32.4	29.0
Depreciation and amortization	78.9	101.7

Total expenses	347.3	340.1

Loss from operations	(26.8)	(94.2)
Interest income	1.2	1.2
Interest expense	(36.0)	(34.1)

Loss before income taxes and minority interests	(61.6)	(127.1)
Income tax (expense) benefit	(1.6)	0.9
Minority interests, net of tax	(0.1)	(0.1)

Net loss	$(63.3)	$(126.3)

See notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In millions)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Operating Activities
Net loss	$(63.3)	$(126.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78.9	101.7
Amortization of favorable and unfavorable contracts	(0.7)	—
Amortization of debt discount and financing costs	1.5	4.4
Unrealized (gain) loss on interest rate swap	0.9	(3.1)
Stock-based compensation	0.8	0.5
Deferred income taxes	(0.5)	(4.1)
Net change in assets and liabilities:
Restricted cash	(0.8)	(0.1)
Receivables	1.6	(12.8)
Receivables from related parties	—	(4.6)
Profit-sharing receivables from insurance carriers	(12.2)	1.1
Prepaid commissions	6.5	(16.8)
Other current assets	2.2	2.2
Contract rights and list fees	(0.8)	(4.1)
Other non-current assets	(1.6)	(3.0)
Accounts payable and accrued expenses	(18.6)	(13.8)
Payables to related parties	(3.9)	1.4
Deferred revenue	2.9	71.1
Income taxes receivable and payable	3.0	1.1
Other long-term liabilities	(1.7)	(1.8)
Minority interests and other, net	0.1	0.3

Net cash used in operating activities	(5.7)	(6.7)

Investing Activities
Capital expenditures	(4.9)	(4.4)
Restricted cash	—	2.1

Net cash used in investing activities	(4.9)	(2.3)

Financing Activities
Principal payments on borrowings	(25.0)	(20.1)
Receivables from related parties	(8.1)	—
Distribution to minority shareholder of a subsidiary	(0.4)	—

Net cash used in financing activities	(33.5)	(20.1)

Effect of changes in exchange rates on cash and cash equivalents	—	0.4

Net decrease in cash and cash equivalents	(44.1)	(28.7)
Cash and cash equivalents, beginning of period	84.3	113.4

Cash and cash equivalents, end of period	$40.2	$84.7

Supplemental Disclosure of Cash Flow Information:
Interest payments	$16.7	$26.3
Income tax payments	$1.7	$2.7

See notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation — On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125.0 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), the Company’s parent company, and a warrant (fair value of $16.7 million) that is exercisable into 2,112,937 shares of common stock of Affinion Holdings upon the earlier of four years or the achievement by Apollo of certain investment return hurdles, and $38.1 million of transaction-related costs. Pursuant to the purchase agreement, Affinion acquired all of the outstanding capital stock and membership interests of the Predecessor, as well as substantially all of the Predecessor’s assets and liabilities.

The Predecessor was a combined reporting entity that was comprised of the assets and liabilities used in managing and operating the marketing services businesses of Cendant. The entities that comprise the Predecessor included Affinion Group, LLC (formerly known as Cendant Marketing Group, LLC) (“AGLLC”), Affinion Membership Services Holdings Subsidiary LLC (formerly known as Cendant Membership Services Holdings Subsidiary LLC), Trilegiant Corporation (“Trilegiant”), TRL Group, Inc. (“TRL Group”), Affinion Benefits Group, Inc. (formerly known as Progeny Marketing Innovations Inc.), Affinion International Holdings Limited (formerly known as Cendant International Holdings Limited) (“Affinion International”), Affinion Loyalty Group, Inc. (formerly known as Trilegiant Loyalty Solutions, Inc.) (“TLS”), Cendant Travel, Inc. (“CTI”) and related companies. All of the entities that comprised the Predecessor were acquired by Affinion, an affiliate of Apollo, on October 17, 2005.

The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of the Company. In presenting these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect reported amounts of assets and liabilities and related disclosures, and disclosure of contingent assets and liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates, by their nature, are based on judgments and available information at the time. As such, actual results could differ from those estimates. In management’s opinion, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by generally accepted accounting principles in the United States have been condensed or omitted; however, they do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2006 and 2005, and for the year ended December 31, 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and the combined financial statements of the Predecessor for the period from January 1, 2005 to October 16, 2005 and for the year ended December 31, 2004, included in the Company’s Form 10-K.

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

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•	International Operations —markets membership programs and package enhancement programs to customers of its affinity partners outside North America.

•	Loyalty Operations —administers points-based loyalty programs and provides enhancement benefits to loyalty program providers.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Statement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier application encouraged. The Company adopted FIN 48 as of January 1, 2007 and increased its tax reserves for uncertain tax positions included in other long-term liabilities by $9.4 million, decreased its long-term deferred income taxes by $7.9 million, decreased its income tax payable by $0.6 million and increased its January 1, 2007 accumulated deficit by $0.9 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no recognition of additional penalties and interest required as a result of the adoption of FIN 48.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for the first annual period ending after November 15, 2006. The Company’s adoption of SAB 108 effective January 1, 2007 had no impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the potential impact that the adoption of SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. INTANGIBLE ASSETS

Intangible assets consisted of:

	March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$761.1	$(281.1)	$480.0
Affinity relationships	576.6	(184.7)	391.9
Proprietary databases and systems	52.0	(25.3)	26.7
Trademarks and tradenames	25.5	(2.5)	23.0
Patents and technology	25.0	(7.2)	17.8

	$1,440.2	$(500.8)	$939.4

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$761.1	$(242.9)	$518.2
Affinity relationships	576.0	(161.7)	414.3
Proprietary databases and systems	52.0	(20.9)	31.1
Trademarks and tradenames	25.5	(2.1)	23.4
Patents and technology	25.0	(6.5)	18.5

	$1,439.6	$(434.1)	$1,005.5

Amortization expense relating to intangible assets was as follows:

	For the Three Years Ended
	March 31, 2007	March 31, 2006
Member relationships	$38.2	$52.7
Affinity relationships	22.8	33.7
Proprietary databases and systems	4.3	4.3
Trademarks and tradenames	0.4	0.4
Patents and technology	0.7	0.5

Total	$66.4	$91.6

Based on the Company’s amortizable intangible assets as of March 31, 2007, the Company expects the related amortization expense for the remainder of 2007 and the four succeeding fiscal years to be $186.5 million in 2007, $193.5 million in 2008, $143.3 million in 2009, $119.2 million in 2010 and $103.1 million in 2011.

Goodwill attributed to each of the Company’s reporting segments is as follows:

	March 31, 2007	December 31, 2006
Membership operations	$231.1	$231.1
Insurance and package operations	58.3	58.3
International operations	11.4	10.6
Loyalty operations	—	—

	$300.8	$300.0

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s carrying amount of goodwill in 2007 are due to changes in foreign currency exchange rates.

3. CONTRACT RENEWAL RIGHTS AND LIST FEES

Contract rights and list fees consisted of:

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$54.8	$(5.7)	$49.1	$54.7	$(1.8)	$52.9
List fees	11.7	(1.8)	9.9	10.3	(1.2)	9.1

	$66.5	$(7.5)	$59.0	$65.0	$(3.0)	$62.0

Amortization expense for the three months ended March 31, 2007 was $4.4 million, of which $0.6 million is included in marketing expense and $3.8 million is included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations. Amortization expense for the three months ended March 31, 2006 was $0.4 million, of which $0.3 million is included in marketing expense and $0.1 million is included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations. Based on the Company’s contract rights and list fees as of March 31, 2007, the Company expects the related amortization expense for the remainder of 2007 and the four succeeding years to be approximately $12.7 million in 2007, $15.2 million in 2008, $12.3 million in 2009, $9.0 million in 2010 and $7.2 million in 2011.

4. LONG-TERM DEBT

Long-term debt consisted of:

	March 31, 2007	December 31, 2006
Term loan due 2012	$730.0	$755.0
10 1/8% senior notes due 2013, net of unamortized discount of $1.9 and $2.0, respectively, with an effective interest rate of 10.285%	302.1	302.0
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $4.5 and $4.7, respectively, with an effective interest rate of 11.75%	351.0	350.8
Capital lease obligations	0.5	0.6

Total debt	1,383.6	1,408.4
Less: current portion of long-term debt	(50.2)	(50.2)

Long-term debt	$1,333.4	$1,358.2

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities.

The Affinion Credit Facility is secured by substantially all of the assets of the Company, subject to certain exceptions. Through March 31, 2007, the Company made six voluntary principal prepayments of the term loan aggregating $130.0 million and, therefore, all of the Company’s mandatory quarterly repayment obligations have been satisfied. The Affinion Credit Facility permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. The revolving credit facility carries a commitment fee of 0.5% on the unused amount. As of March 31, 2007 and December 31, 2006, no borrowings were outstanding under the revolving credit facility.

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bear interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes mature on October 15, 2013. The Senior Notes are senior unsecured obligations and rank equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. As discussed in Note 10 - Guarantor/Non-Guarantor Supplemental Financial Information, the Senior Notes are guaranteed by certain subsidiaries of the Company. The Senior Notes contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 3, 2006, the Company issued an additional $34.0 million aggregate principal amount of 10 1/8% senior notes due 2013 (the “Senior Notes”). These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005 and, together with the $270.0 million of Senior Notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The interest on the Senior Subordinated Notes is payable semi-annually. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment with the Company’s existing and future senior obligations and senior to the Company’s future subordinated obligations. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the Senior Notes as discussed in Note 10 - Guarantor/Non-Guarantor Supplemental Financial Information. The Senior Subordinated Notes contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

Through March 31, 2007, the Company had made six voluntary principal prepayments of the term loan under the Affinion Credit Facility aggregating $130.0 million. On May 14, 2007, the Company made a voluntary prepayment of $25.0 million principal amount of the term loan under the Affinion Credit Facility. This $25.0 million voluntary prepayment, as well as an additional $25.0 million that the Company intends to prepay on a voluntary basis during the next twelve months, has been classified as current portion of long-term debt on the March 31, 2007 condensed consolidated balance sheet.

As of March 31, 2007, the Company has $98.5 million available under the Affinion Credit Facility.

5. INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2007 was (2.7)%. This rate differs from the U.S. statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, and valuation allowances required with respect to the increase in certain net deferred tax assets.

The Company’s effective income tax rate for the three months ended March 31, 2006 was 0.7%. This rate differs from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, and valuation allowances required with respect to the increase in certain net deferred tax assets. Additionally, valuation allowances relating to certain state net deferred tax assets of approximately $1.5 million were reversed in the period.

The Company adopted FIN 48 as of January 1, 2007 and increased its tax reserves for uncertain tax positions included in other long-term liabilities by $9.4 million, decreased its long-term deferred income taxes by $7.9 million, decreased its income tax payable by $0.6 million and increased its January 1, 2007 accumulated deficit by $0.9 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no recognition of additional penalties and interest required as a result of the adoption of FIN 48.

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Tax years which are open to domestic examination include Federal, state and local. For significant foreign jurisdictions, tax years in Germany and the United Kingdom remain open. The period for which both domestic and foreign tax years are open is based on local laws for each jurisdiction which have not been extended beyond applicable statutes. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months. Any income tax liabilities or refunds relating to periods prior to October 17, 2005 are the responsibility of Cendant.

6. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. The

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company and its affiliates are also parties to a number of class action lawsuits, each of which alleges violations of certain federal and/ or state consumer protection statutes.

In April 2002, the Predecessor filed and served a complaint against American Bankers Insurance Company of Florida and certain affiliates (“Fortis”) relating to Fortis’ breach of the parties’ exclusive agreement to jointly market insurance programs underwritten by Fortis. Fortis counterclaimed alleging breach of contract, breach of fiduciary duty, fraudulent inducement and breach of covenant of good faith and fair dealing. In May 2005, the Chancery Court of Tennessee found a total judgment in the amount of $16.5 million, including prejudgment interest, in favor of the Predecessor and a total judgment in the amount of $75.8 million, including prejudgment interest, in favor of Fortis. As a result of the verdict and final judgment entered, a charge of $73.7 million was recorded in the Predecessor’s 2004 combined statement of operations. As part of the Apollo Transactions, Cendant retained this liability, which obligation has been assumed by Wyndham Worldwide Corporation (“Wyndham”) and Realogy Corporation (“Realogy”) as successors to various segments of Cendant’s business. In January 2007, Wyndham and Realogy settled the matter with Fortis. The Company has been indemnified for any liability with respect to this matter.

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

The Company believes that the amount accrued for the above matters is adequate, and the reasonably possible loss beyond the amounts accrued will not have a material adverse effect on its financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material adverse effect on financial condition, results of operations or cash flows.

Subject to certain limitations, Cendant has agreed to indemnify the Company for actual losses, damages, liabilities, claims, costs and expenses and taxes incurred in connection with certain of the matters described above. Cendant’s

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

indemnification obligations have been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business. See Note 8 – Related Party Transactions for a summary of the terms of the indemnification agreements.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. Cendant had previously guaranteed the surety bonds issued on behalf of the Predecessor. As of March 31, 2007, the Company provided guarantees for surety bonds totaling approximately $9.8 million and issued letters of credit totaling $1.8 million.

7. STOCK-BASED COMPENSATION

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “Plan”). The Plan authorizes the Board of Directors (the “Board”) to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Options granted under the Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 2.1 million shares of its common stock under the Plan over a ten year period. In January 2007, the Board adopted an amendment to the Plan increasing the number of shares issuable under the Plan to 2.3 million shares. As of March 31, 2007, there were 0.2 million shares available for future grants.

Stock options granted to employees during the three months ended March 31, 2007 are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Exercise price	$10.07	$10.07	$10.07
Vesting	Ratably over 5 years *	100% after 8 years **	100% after 8 years **
Term of Option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.

**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

The fair value of each option award during the three months ended March 31, 2007 is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding.

	Tranche A	Tranche B	Tranche C
Expected volatility	43%	47%	48%
Expected life (in years)	6.50	8.43	8.72
Risk-free interest rate	4.40%	4.46%	4.46%
Dividend yield	—%	—%	—%

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity relating to options granted to employees is presented below (number of options in thousands):

	Tranche A	Tranche B	Tranche C	Board of Directors
Outstanding at January 1, 2007	981	490	490	131
Granted	14	7	7	—
Exercised	—	—	—	—
Forfeited or expired	(20)	(10)	(10)	—

Outstanding at March 31, 2007	975	487	487	131

Vested or expected to vest at March 31, 2007	975	487	487	131

Exercisable at March 31, 2007	155	—	—	131

Weighted average remaining contractual term (years)	8.8	8.8	8.8	9.4
Weighted average grant date fair value per option	$5.00	$5.96	$6.12	$5.52

Based on the estimated fair values of options granted, stock compensation expense for the three months ended March 31, 2007 and 2006 totaled $0.4 million and $0.4 million, respectively. As of March 31, 2007, there was $8.5 million of unrecognized compensation cost related to the remaining vesting period of options granted under the Plan. This cost will be recorded in future periods as stock compensation expense over a weighted average period of approximately 2.6 years.

In January 2007, Affinion Group Holdings declared a special dividend on its common stock. As a result of the special dividend, in accordance with the Affinion Group Holdings Inc. 2005 Stock Incentive Plan, Affinion Holdings modified the outstanding stock options to make the option holders whole. The modifications were effected through a distribution to option holders of $5.2 million and an adjustment of the exercise price of the outstanding options to $3.00. The distribution to option holders was recognized by the Company as compensation expense for the three months ended March 31, 2007.

Additionally, in connection with the Apollo Transactions, the Chief Executive Officer was granted 50,000 shares of restricted stock of Affinion Holdings at a purchase price of $0.01 per share. This award was scheduled to vest 100% after five years of service or earlier upon a change of control of the Company. In March 2007, the Board accelerated the vesting date to April 2, 2007. The fair value of this award was estimated to be $0.5 million, based upon the grant date fair value per common share of Affinion Holdings of $10.00 and the remaining unamortized compensation expense was recognized in general and administrative expense by the Company as compensation expense for the three months ended March 31, 2007.

In January 2007, the Board granted 10,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to the Company’s Chief Financial Officer. This award vests 100% upon the earlier of three years of service or a change in control of Affinion Holdings. The fair value of the award is estimated to be $0.2 million, based upon the estimated fair value per share of common stock of Affinion Holdings, and is being amortized on a straight-line basis to general and administrative expense over the service period.

A summary of restricted stock activity for the three months ended March 31, 2007 is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2007	50	$9.99
Granted	10	19.99
Vested	(50)	9.99
Forfeited	—	—

Outstanding restricted unvested awards at March 31, 2007	10	$19.99

Weighted average remaining contractual term (in years)	2.8

Based on the estimated fair values of restricted stock granted, stock compensation expense for the three months ended March 31, 2007 and 2006 totaled $0.4 million and less than $0.1 million, respectively. As of March 31, 2007, there was $0.2 million of unrecognized compensation cost related to the remaining vesting period of restricted stock granted under the Plan. This cost will be recorded in future periods as stock compensation expense over a weighted average period of approximately 1.4 years.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. RELATED PARTY TRANSACTIONS

Post-Closing Relationships with Cendant

Cendant has agreed to indemnify the Company, Affinion Holdings and the Company’s affiliates (collectively the “indemnified parties”) for breaches of representations, warranties and covenants made by Cendant, as well as for other specified matters, certain of which are described below. Affinion Holdings and the Company have agreed to indemnify Cendant for breaches of representations, warranties and covenants made in the purchase agreement, as well as for certain other specified matters. Generally, all parties’ indemnification obligations with respect to breaches of representations and warranties (except with respect to the matters described below) (i) are subject to a $0.1 million occurrence threshold, (ii) are not effective until the aggregate amount of losses suffered by the indemnified party exceeds $15.0 million (and then only for the amount of losses exceeding $15.0 million) and (iii) are limited to $275.1 million of recovery. Generally, subject to certain exceptions of greater duration, the parties’ indemnification obligations with respect to representations and warranties survived until April 15, 2007 with indemnification obligations related to covenants surviving until the applicable covenant has been fully performed.

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

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of AGLLC or Affinion International and (3) constitute a breach or violation of its compliance with law representations and warranties, (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or Affinion International and (c) the August 2005 Suit and the January 2002 Class Action (as defined in our Form 10-K for the year ended December 31, 2006).

Cendant, Affinion Holdings and the Company have agreed that losses up to $15.0 million incurred with respect to these matters will be borne solely by the Company and losses in excess of $15.0 million will be shared by the parties in accordance with agreed upon allocations. The Company has the right at all times to control litigation related to shared losses and Cendant has consultation rights with respect to such litigation.

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

In connection with the Apollo Transactions, the Company entered into a master transition services agreement with certain subsidiaries of Cendant, pursuant to which the Cendant subsidiaries will provide certain services to the Company at cost for different periods of time generally not exceeding two years from the closing of the Apollo Transactions. These services include financial systems support, treasury function services, information technology and telecommunications

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

services, including help desk services. The expense for such services was $0.4 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company also entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The expense incurred for such services was $0.2 million for the three months ended March 31, 2006 and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations. There was no expense incurred for the three months ended March 31, 2007. The revenue earned for such services was $0.2 million for both the three months ended March 31, 2007 and 2006 and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations.

In connection with the Apollo Transactions, the Company granted to Cendant a non-exclusive license to its portfolio of patents relating to online award redemption programs through December 31, 2006. The license included the exclusive right to enforce patents against third parties within the field of i) online sales, marketing and distribution of travel services and products and ii) servicing certain airlines. Cendant will pay royalty fees for the exclusive right totaling $11.25 million, payable in five quarterly installments of $2.25 million that began in November 2005 and ended in November 2006. The total amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services, net of purchase accounting related to the Apollo Transactions, was $2.3 million for the three months ended March 31, 2006.

Historically, the Company had arrangements with Cendant and its subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operations support (travel agency support and software licensing) and profit sharing arrangements related to the marketing of certain insurance programs. In connection with the Apollo Transactions, these agreements were terminated and the Company entered into new agreements with Cendant and its subsidiaries that require the parties to provide services similar to those provided prior to the Apollo Transactions. The revenue earned for such services was $0.1 million for the three months ended March 31, 2006, respectively, and is included in net revenues costs in the accompanying unaudited condensed consolidated statements of operations. There were no revenues earned for the three months ended March 31, 2007. The expense incurred for such services was $0.1 million for both the three months ended March 31, 2007 and 2006 and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The new marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $2.5 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively, and is included in marketing and commissions expense in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $2.8 million for both the three months ended March 31, 2007 and 2006. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company entered into a platform services agreement with Travel Distribution Services Group, Inc. (“TDS”), a subsidiary of Cendant, under which, through March 31, 2007, TDS reimbursed the Company for each travel booking fee placed utilizing a third party’s travel service platform in excess of a specified threshold plus reimbursed the Company for platform license fees paid to the third party in excess of a specified threshold. In addition, the Company has the option to use the to-be-developed Orbitz travel membership club platform, if and when developed by TDS, to obtain services related to such platform for the Company’s travel membership clubs by paying TDS a fee per itinerary. The agreement will expire on December 31, 2010 if the Company elects to use such platform by December 31, 2007. However, it will expire on December 31, 2007 if TDS has not developed such platform or the Company has elected not to use such platform by such date. The revenue earned for such services was $0.4 million for the three months ended March 31, 2007 and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. There were no revenues earned for such services for the three months ended March 31, 2006. There were no expenses incurred related to the agreement for the three months ended March 31, 2007 and 2006.

The Company entered into a fulfillment and supplier relations services agreement with TDS to use the TDS travel agent tool for booking multiple packages such as airfare and hotel. Pursuant to this agreement, the Company pays TDS a flat fee each year during the term of the agreement and the Company earns referral fees based on the number of travel-related segments booked. The agreement will expire on December 31, 2010. The revenue earned for such services was $0.2 million for the three months ended March 31, 2007 and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services. There was less than $0.1 million of net revenues earned for such services for the three months ended March 31, 2006. The expense incurred for such services was $0.5 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively, and is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into an agreement pursuant to which it agreed to exclusively use the global distribution system (“GDS”), an on-line booking system, of Galileo, a subsidiary of Cendant, to make air, hotel or car rental bookings. Pursuant to this agreement, the Company will pay Galileo a flat fee that decreases each year during the term of the agreement and Galileo will pay the Company a fee per travel booking. The agreement will expire on December 31, 2011, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The revenue earned for such services was $0.6 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. The expense incurred for such services was $0.8 million for both the three months ended March 31, 2007 and 2006 and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into an agreement which identifies Avis and Budget (each a former subsidiary of Cendant) as the primary preferred providers of car rental services to its customers (subject to certain exceptions). The Company will receive commissions and royalty fees on certain qualifying rentals. The agreement will expire on December 31, 2007, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The total amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.4 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively.

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI will have a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement will expire ten years from its effective date, subject to either party’s right to terminate the agreement on or after the third anniversary of its effective date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expense for such services was $0.7 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively, and is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into agreements pursuant to which it will continue to have profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of the Company’s subsidiaries market

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

certain insurance programs and Fairtide provides reinsurance for the related insurance policies which are provided by a third-party insurer. Pursuant to these agreements, Fairtide will pay the Company 40% to 50% of the net profits that it receives on the net premiums under such insurance policies. These agreements were scheduled to expire on December 31, 2006, or earlier as the parties agree or when Fairtide’s related reinsurance agreements with the related third-party insurer expire but have been extended indefinitely. The total amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.1 million for both the three months ended March 31, 2007 and 2006.

The Company earns referral fees for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.

Apollo Agreements

Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2 million for these services commencing in 2006. The amounts expensed related to this consulting agreement were $0.5 million for both the three months ended March 31, 2007 and 2006 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

During 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services for the three months ended March 31, 2007 were $0.4 million and are included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

9. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon revenue and “Segment EBITDA,” which is defined as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four operating segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” general corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four operating segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reporting segments are the same as those described in Note 2 – Summary of Significant Accounting Policies in our Form 10-K for the year ended December 31, 2006.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Net Revenues for the Three Months Ended		Segment EBITDA for the Three Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Membership operations	$170.5	$108.0	$19.3	$(20.0)
Insurance and package operations	90.4	89.0	33.8	24.0
International operations	48.3	33.2	3.2	(0.1)
Loyalty operations	12.5	17.3	2.9	4.6
Eliminations	(1.2)	(1.6)	—	—

Total reportable segments	320.5	245.9	59.2	8.5
Corporate	—	—	(7.1)	(1.0)

Total	$320.5	$245.9	$52.1	$7.5

Provided below is a reconciliation of Segment EBITDA to loss from operations:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Segment EBITDA	$52.1	$7.5
Less: Depreciation and amortization	78.9	101.7

Loss from operations	$(26.8)	$(94.2)

10. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents the results of the Company, on an unconsolidated basis, under the column “Parent Company,” and the results of the combined guarantor subsidiaries and the combined non-guarantor subsidiaries as defined in the indentures governing the Senior Notes and Senior Subordinated Notes. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$23.9	$16.3	$—	$40.2
Restricted cash	—	25.3	4.4	—	29.7
Receivables, net	—	33.8	35.6	—	69.4
Receivables from related parties	5.2	15.5	0.2	—	20.9
Profit-sharing receivables from insurance carriers	—	71.7	—	—	71.7
Prepaid commissions	—	57.3	8.2	—	65.5
Income taxes receivable	0.6	(1.2)	1.6	—	1.0
Other current assets	6.5	19.4	12.0	—	37.9

Total current assets	12.3	245.7	78.3	—	336.3
Property and equipment, net	24.4	61.1	10.4	—	95.9
Contract rights and list fees, net	—	11.2	47.8	—	59.0
Goodwill	—	289.4	11.4	—	300.8
Other intangibles, net	—	863.6	75.8	—	939.4
Investment in subsidiaries	1,384.4	—	—	(1,384.4)	—
Intercompany receivables	—	290.9	—	(290.9)	—
Intercompany loan	14.7	—	—	(14.7)	—
Other non-current assets	33.0	9.7	5.4	—	48.1

Total assets	$1,468.8	$1,771.6	$229.1	$(1,690.0)	$1,779.5

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$50.0	$0.2	$—	$—	$50.2
Accounts payable and accrued expenses	55.1	155.9	48.5	—	259.5
Payables to related parties	—	5.4	—	—	5.4
Deferred revenue	—	244.0	23.2	—	267.2
Deferred income taxes	—	9.4	1.1	—	10.5

Total current liabilities	105.1	414.9	72.8	—	592.8
Long-term debt	1,333.1	0.3	—	—	1,333.4
Deferred income taxes	(8.2)	(1.8)	22.7	—	12.7
Deferred revenue	—	25.9	9.9	—	35.8
Intercompany payables	285.8	—	5.1	(290.9)	—
Intercompany loan	—	—	14.7	(14.7)	—
Other long-term liabilities	10.4	11.0	30.2	—	51.6

Total liabilities	1,726.2	450.3	155.4	(305.6)	2,026.3
Minority interests	—	—	0.4	—	0.4
Stockholder’s equity (deficit)	(257.4)	1321.3	73.3	(1,384.4)	(247.2)

Total liabilities and stockholder’s equity (deficit)	$1,468.8	$1,771.6	$229.1	$(1,690.0)	$1,779.5

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$59.6	$24.7	$—	$84.3
Restricted cash	—	24.7	4.1	—	28.8
Receivables, net	—	40.1	30.6	—	70.7
Receivables from related parties	0.1	15.1	0.4	(0.1)	15.5
Profit-sharing receivables from insurance carriers	—	59.5	—	—	59.5
Prepaid commissions	—	64.6	7.9	—	72.5
Income tax receivable	—	0.7	2.5	—	3.2
Other current assets	0.1	24.4	14.9	—	39.4

Total current assets	0.2	288.7	85.1	(0.1)	373.9
Property and equipment, net	—	88.6	11.4	—	100.0
Contract rights and list fees, net	—	10.6	51.4	—	62.0
Goodwill	—	289.4	10.6	—	300.0
Other intangibles, net	—	925.6	79.9	—	1,005.5
Investment in subsidiaries	1,385.3	—	—	(1,385.3)	—
Intercompany receivables	—	202.4	—	(202.4)	—
Intercompany loan	16.0	—	—	(16.0)	—
Other non-current assets	35.1	7.9	5.1	—	48.1

Total assets	$1,436.6	$1,813.2	$243.5	$(1,603.8)	$1,889.5

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$50.0	$0.2	$—	$—	$50.2
Accounts payable and accrued expenses	22.6	201.5	55.3	(0.1)	279.3
Payables to related parties	2.0	4.3	5.6	—	11.9
Deferred revenue	—	250.8	21.5	—	272.3
Deferred income taxes	—	9.7	1.8	—	11.5

Total current liabilities	74.6	466.5	84.2	(0.1)	625.2
Long-term debt	1,357.8	0.4	—	—	1,358.2
Deferred income taxes	—	(2.0)	22.2	—	20.2
Deferred revenue	—	20.6	7.1	—	27.7
Intercompany payables	197.4	—	5.0	(202.4)	—
Intercompany loans	—	—	16.0	(16.0)	—
Other long-term liabilities	—	12.8	31.7	—	44.5

Total liabilities	1,629.8	498.3	166.2	(218.5)	2,075.8
Minority interests	—	—	0.6	—	0.6
Stockholder’s equity (deficit)	(193.2)	1,314.9	76.7	(1,385.3)	(186.9)

Total liabilities and stockholder’s equity (deficit)	$1,436.6	$1,813.2	$243.5	$(1,603.8)	$1,889.5

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net revenues	$—	$272.2	$48.3	$		$320.5

Expenses:
Marketing and commissions	—	134.7	15.3		—	150.0
Operating costs	7.8	52.9	25.3		—	86.0
General and administrative	18.4	9.5	4.5		—	32.4
Depreciation and amortization	1.5	68.0	9.4		—	78.9

Total expenses	27.7	265.1	54.5		—	347.3

Loss from operations	(27.7)	7.1	(6.2)		—	(26.8)
Equity in income (loss) of subsidiaries	(0.9)	—	—		0.9	—
Interest income	—	1.0	0.2		—	1.2
Interest income – intercompany	0.3	—	—		(0.3)	—
Interest expense	(35.0)	—	(1.0)		—	(36.0)
Interest expense – intercompany	—	—	(0.3)		0.3	—
Corporate allocations	—	0.9	(0.9)		—	—

Loss before income taxes and minority interests	(63.3)	9.0	(8.2)		0.9	(61.6)
Income tax (expense) benefit	—	(2.6)	1.0		—	(1.6)
Minority interests, net of tax	—	—	(0.1)		—	(0.1)

Net loss	$(63.3)	$6.4	$(7.3)		$0.9	$(63.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$212.7	$33.2	$—	$245.9

Expenses:
Marketing and commissions	—	126.1	8.0	—	134.1
Operating costs	—	54.0	21.3	—	75.3
General and administrative	0.9	24.0	4.1	—	29.0
Depreciation and amortization	—	94.7	7.0	—	101.7

Total expenses	0.9	298.8	40.4	—	340.1

Loss from operations	(0.9)	(86.1)	(7.2)	—	(94.2)
Equity in income (loss) of subsidiaries	(97.3)	—	—	97.3	—
Interest income	—	1.0	0.2	—	1.2
Interest expense	(34.0)	—	(0.1)	—	(34.1)

Loss before income taxes and minority interests	(132.2)	(85.1)	(7.1)	97.3	(127.1)
Income tax (expense) benefit	5.9	(6.9)	1.9	—	0.9
Minority interests, net of tax	—	—	(0.1)	—	(0.1)

Net loss	$(126.3)	$(92.0)	$(5.3)	$97.3	$(126.3)

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(63.3)	$6.4	$(7.3)	$0.9	$(63.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1.5	68.0	9.4	—	78.9
Amortization of favorable and unfavorable contract	—	(0.5)	(0.2)	—	(0.7)
Amortization of debt discount and financing costs	1.5	—	—	—	1.5
Unrealized gain on interest rate swap	0.9	—	—	—	0.9
Stock-based compensation	0.8	—	—	—	0.8
Equity in income (loss) of subsidiaries	0.9	—	—	(0.9)	—
Deferred income taxes	—	(0.1)	(0.4)	—	(0.5)
Net change in assets and liabilities:
Restricted cash	—	(0.6)	(0.2)	—	(0.8)
Receivables	—	6.2	(4.6)	—	1.6
Receivables from related parties	0.2	(0.4)	0.2	—	—
Profit-sharing receivables from insurance carriers	—	(12.2)	—	—	(12.2)
Prepaid commissions	—	7.3	(0.8)	—	6.5
Other current assets	(6.4)	5.0	3.6	—	2.2
Contract rights and list fees	—	(0.8)	—	—	(0.8)
Other non-current assets	(0.1)	(1.7)	0.2	—	(1.6)
Intercompany receivables and payables	64.5	(64.6)	0.1	—	—
Accounts payable and accrued expenses	32.5	(45.3)	(5.8)	—	(18.6)
Payables to related parties	—	1.0	(4.9)	—	(3.9)
Deferred revenue	—	(1.5)	4.4	—	2.9
Income taxes receivable and payable	—	1.9	1.1	—	3.0
Other long-term liabilities	0.8	(1.2)	(1.3)	—	(1.7)
Minority interests and other, net	—	—	0.1	—	0.1

Net cash provided by (used in) operating activities	33.8	(33.1)	(6.4)	—	(5.7)

Investing Activities
Capital expenditures	(2.0)	(2.6)	(0.3)	—	(4.9)
Restricted cash	—	—	—	—	—

Net cash used in investing activities	(2.0)	(2.6)	(0.3)	—	(4.9)

Financing Activities
Principal payments on borrowings	(25.0)	—	—	—	(25.0)
Intercompany loan	1.3	—	(1.3)	—	—
Receivables from related parties	(8.1)	—	—	—	(8.1)
Distribution to minority shareholder of a subsidiary	—	—	(0.4)	—	(0.4)

Net cash used in financing activities	(31.8)	—	(1.7)	—	(33.5)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net decrease in cash and cash equivalents	—	(35.7)	(8.4)	—	(44.1)
Cash and cash equivalents, beginning of period	—	59.6	24.7	—	84.3

Cash and cash equivalents, end of period	$—	$23.9	$16.3	$—	$40.2

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(126.3)	$(92.0)	$(5.3)	$97.3	$(126.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	94.7	7.0	—	101.7
Amortization of debt discount and financing costs	4.4	—	—	—	4.4
Unrealized gain on interest rate swap	(3.1)	—	—	—	(3.1)
Stock-based compensation	0.5	—	—	—	0.5
Equity in income (loss) of subsidiaries	97.3	—	—	(97.3)	—
Deferred income taxes	0.1	(0.4)	(3.8)	—	(4.1)
Net change in assets and liabilities:
Restricted cash	—	(0.1)	—	—	(0.1)
Receivables	—	(6.9)	(5.9)	—	(12.8)
Receivables from related parties	(0.1)	(4.7)	0.2	—	(4.6)
Profit-sharing receivables from insurance carriers	—	1.1	—	—	1.1
Prepaid commissions	—	(14.6)	(2.2)	—	(16.8)
Other current assets	(1.5)	2.0	1.7	—	2.2
Contract rights and list fees	—	(4.1)	—	—	(4.1)
Other non-current assets	—	(2.5)	(0.5)	—	(3.0)
Intercompany receivables and payables	15.1	(15.4)	0.3	—	—
Accounts payable and accrued expenses	6.4	(17.9)	(2.3)	—	(13.8)
Payables to related parties	—	1.1	0.3	—	1.4
Deferred revenue	—	63.2	7.9	—	71.1
Income taxes receivable and payable	—	0.7	0.4	—	1.1
Other long-term liabilities	(0.1)	(1.5)	(0.2)	—	(1.8)
Minority interests and other, net	—	0.1	0.2	—	0.3

Net cash provided by (used in) operating activities	(7.3)	2.8	(2.2)	—	(6.7)

Investing Activities
Capital expenditures	—	(4.2)	(0.2)	—	(4.4)
Restricted cash	—	—	2.1	—	2.1

Net cash provided by (used in) investing activities	—	(4.2)	1.9	—	(2.3)

Financing Activities
Principal payments on borrowings	(20.0)	(0.1)	—	—	(20.1)

Net cash used in financing activities	(20.0)	(0.1)	—	—	(20.1)

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.4	—	0.4

Net increase (decrease) in cash and cash equivalents	(27.3)	(1.5)	0.1	—	(28.7)
Cash and cash equivalents, beginning of period	27.3	66.1	20.0	—	113.4

Cash and cash equivalents, end of period	$—	$64.6	$20.1	$—	$84.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2006 and 2005, and for the year ended December 31, 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and our combined financial statements for the periods from January 1, 2005 to October 16, 2005, and for the year ended December 31, 2004 included in our Form 10-K and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed under “Item 1A. Risk Factors” in our Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2007 and 2006. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the three months ended March 31, 2007 and 2006 and our financial condition as of March 31, 2007, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2006 and 2005, and for the year ended December 31, 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and our combined financial statements for the periods from January 1, 2005 to October 16, 2005, and for the year ended December 31, 2004 included in our Form 10-K for a summary of our significant accounting policies.

Overview

Description of Business

We are a leading affinity direct marketer of value-added membership, insurance and package enhancement programs and services to consumers, with over 30 years of experience. We currently offer our programs and services worldwide through approximately 5,200 affinity partners. We utilize the brand names, customer contacts and billing vehicles of our affinity partners to market a broad portfolio of 30 core programs in approximately 225 configurations. We market to consumers using direct mail, online marketing, in-branch marketing, telemarketing and other marketing methods. Our programs provide our members and end-customers with access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement; insurance programs such as accidental death and dismemberment, hospital accident protection and hospital indemnity protection, and personal protection benefits and services such as credit monitoring and identity-theft resolution services. In addition, we have a loyalty solutions operation which administers points-based loyalty programs. We market our programs under the Affinion, Trilegiant, Affinion Benefits Group, Affinion International and Affinion Loyalty Group service marks.

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

•	International Operations —markets membership programs and package enhancement programs to customers of our affinity partners outside North America.

•	Loyalty Operations —administers points-based loyalty programs and provides enhancement benefits to loyalty program providers.

These operations use both retail and wholesale arrangements. In our subscription-based retail arrangements, we incur marketing expenses to acquire new customers for our membership, insurance and package enhancement programs with the objective of building highly profitable and predictable recurring future revenue streams and cash flows. In our membership and package enhancement operations, these marketing costs are expensed when the campaign is launched, while in our insurance operations these costs through the date of the Transactions (as defined under “The Transactions” below) were capitalized and amortized over 12 years in proportion to the revenue expected to be earned from those campaigns. For periods following the closing of the Transactions, we have changed our accounting policy so that these insurance marketing costs are expensed when the costs are incurred as the campaign is launched similar to our membership and package operations. This change will eliminate the historical differences between the actual cash marketing spend and the marketing costs expensed in a period.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership operations may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In late 2003, we began to expand the types of memberships that we offer to include memberships under monthly payment programs. In the first three months of 2007, approximately 61% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships remain under the billing terms in which they were originated. As we replace annual memberships with monthly memberships we receive less cash at the beginning of the membership term and, therefore, have lower deferred revenue resulting in temporarily higher Segment EBITDA (as discussed under “Financial Condition, Liquidity and Capital Resources—Covenant Compliance—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below) than cash flows from operations. We believe that once monthly memberships, as a percentage of all members within the membership base, reach a constant level, Segment EBITDA and cash flows from operations will be more closely aligned.

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

In our insurance operations, we serve as an agent and third-party administrator for the marketing of AD&D and other insurance programs. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying unaudited condensed consolidated balance sheets and any changes in estimated profit sharing are periodically recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying unaudited condensed consolidated statements of operations.

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

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our affinity partner base. In the past few years, a number of our existing financial institution affinity partners have been acquired by, or merged with, other financial institutions. Several recent examples include Bank of America Corporation and MBNA Corp., JPMorgan Chase & Co. and Bank One Corporation, and Washington Mutual, Inc. and Providian Financial. As we generally have relationships with either the acquirer, the target or, as in most cases, both the acquirer and the target, this industry consolidation has not, to date, had a material long-term impact on either our marketing opportunities or our margins, but has created delays in new program launches while the merging institutions focus on consolidating their internal operations.

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

Regulatory Environment

We are subject to federal and state regulation as well as regulation by foreign authorities in other jurisdictions. Certain regulations that govern our operations include: federal, state and foreign marketing laws; federal, state and foreign privacy laws; and federal, state and foreign insurance and consumer protection regulations. Federal regulations are primarily enforced by the Federal Trade Commission and the Federal Communications Commission. State regulations are primarily enforced by individual state attorney generals. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

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

In 2005, we developed reorganization plans for our international and North American travel agency operations based on our successful earlier integration efforts, including facility consolidation, outsourcing of our call center and other back office functions, as well as eliminating redundant functions and centralizing oversight for common processes (the “2005 Reorganization”). During 2005, we incurred $8.1 million of costs as part of the 2005 Reorganization and during 2006 we incurred an additional $2.1 million of costs as part of the 2005 Reorganization recorded primarily in general and administrative expense on the condensed unaudited consolidated statement of operations. As a result, we have generated approximately $11.0 million of annual cost savings, a portion of which was realized in 2005 with the majority realized in 2006. We anticipate no offsetting increases in expenses or decreases in revenues at this time as a result of these initiatives. We intend to review opportunities for further rationalization of all of our operations.

The Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (together with the related financings, the “Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), our parent company, and a warrant (fair value of $16.7 million) that is exercisable into 2,112,937 shares of common stock of Affinion Holdings, subject to customary anti-dilution adjustments and $38.1 million of transaction-related costs.

The warrant is exercisable on or after October 17, 2009 (or earlier, if Apollo achieves certain returns on its investment). The warrant is not currently exercisable and is not expected to become exercisable within 60 days. As a result of a special dividend on its common stock distributed by Affinion Holdings in January 2007, the exercise price of the warrant is $21.80.

The preferred stock entitles its holder to receive dividends of 8.5% per annum (payable, at Affinion Holdings’ option, either in cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Affinion Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. The preferred stock is redeemable at Affinion Holdings’ option at any time, subject to the applicable terms of our debt instruments and applicable laws. In conjunction with a special dividend on its common stock distributed by Affinion Holdings in January 2007, Affinion Holdings also redeemed 95,107 shares of its preferred stock at its initial face amount plus accrued and unpaid dividends. Immediately following the redemption, 29,893 shares of preferred stock with a face amount of $33.3 million, representing an initial face amount of $29.9 million plus accrued and unpaid dividends of $3.4 million, were outstanding.

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

Results of Operations

Supplemental Data

The following table provides data for selected business segments

	Three Months Ended March 31,
	2007	2006
Membership Operations:
Retail
Average Members (1) (000’s)	8,532	9,451
% Monthly Members	36.4%	32.6%
% Annual Members	63.6%	67.4%
Annualized Net Revenue Per Average Member (2)	$68.91	$66.38
Wholesale
Average Members (1) (3) (000’s)	3,815	3,904
Portion for service formerly retail (000’s)	2,156	1,900
Retail including wholesale formerly retail (000’s)	10,688	11,351
Global Membership Operations:
Retail
Average Members (1)(4) (000’s)	8,724	9,492
Annualized Net Revenue Per Average Member (2)	$69.79	$66.40
Average Retail Members including wholesale formerly retail (000’s)	10,880	11,392
Insurance and Package Operations:
Insurance
Average Basic Insured (1) (000’s)	26,713	28,397
Average Supplemental Insured (000’s)	5,211	5,307
Annualized Net Revenue per Supplemental Insured (2)	$49.87	$46.32
Package
Average Members (1) (000’s)	6,389	7,124
Annualized Net Revenue Per Average Member (2)	$13.57	$13.60
International Operations
Package
Average Members (1) (000’s)	16,287	17,930
Annualized Net Revenue Per Average Package Member (2)	$7.56	$6.26
Other Retail Membership
Average Members (1) (000’s)	2,419	2,309
Annualized Net Revenue Per Average Member (2)	$21.81	$20.36
New Retail Membership
Average Members (1) (000’s)	192	41
Annualized Net Revenue Per Average Member (2)	$109.15	$71.20

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

(3)	Includes 2,156,000 and 1,900,000 average members for the three months ended March 31, 2007 and 2006, respectively, related to wholesale programs historically offered under retail arrangements.

(4)	Includes International Operations New Retail Average Members.

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

Wholesale members include members where we typically receive a monthly service fee to support programs offered by our affinity partners. Certain programs historically offered as retail arrangements have switched to wholesale arrangements with lower annualized price points and no commission expense.

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the affinity partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table summarizes our consolidated results of operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended		Increase/ (Decrease)	Increase/
	March 31, 2007	March 31, 2006	Related to the Transactions	(Decrease) Other
Net revenues	$320.5	$245.9	$77.8	$(3.2)
Expenses:
Marketing and commissions	150.0	134.1	17.7	(1.8)
Operating costs	86.0	75.3	14.2	(3.5)
General and administrative	32.4	29.0	(4.6)	8.0
Depreciation and amortization	78.9	101.7	(20.1)	(2.7)

Total expenses	347.3	340.1	7.2	—

Income (loss) from operations	(26.8)	(94.2)	70.6	(3.2)
Interest income	1.2	1.2	—	—
Interest expense	(36.0)	(34.1)	—	1.9

Income (loss) before income taxes and minority interests	(61.6)	(127.1)	70.6	(5.1)
Income tax (expense) benefit	(1.6)	0.9	(4.5)	2.0
Minority interests, net of tax	(0.1)	(0.1)	—	—

Net income (loss)	$(63.3)	$(126.3)	$66.1	$(3.1)

Overview of Operating Results for the Three Months Ended March 31, 2007

The following is an overview of major changes affecting our operating results for the three months ended March 31, 2007.

Purchase accounting adjustments made in the Transactions had a significant impact on our results of operations for the three months ended March 31, 2007 as compared to March 31, 2006. These entries, which are non-cash in nature, increased net revenues by $77.8 million and income (loss) from operations by $70.6 million. The effect of purchase accounting adjustments related to deferred revenue for the three months ended March 31, 2007 as compared to March 31, 2006 increased net revenues by $77.8 million, marketing and commissions expense by $17.7 million and operating costs by $15.0 million. In addition, the amortization of a liability from unfavorable non-market contracts reduced operating costs by $0.8 million. We recorded $20.1 million less depreciation and amortization expense for the three months ended March 31, 2007 which positively affected results of operations.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following section provides an overview of our consolidated results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Net Revenues. During the three months ended March 31, 2007, we reported net revenues of $320.5 million, an increase of $74.6 million, or 30.3% as compared to net revenues of $245.9 million in the comparable 2006 period. Approximately $77.8 million of the increase was due to an adjustment in deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment has been recognized in 2005 and 2006, and such impact will decline in future periods. Net revenues excluding the impact of the Transactions decreased $3.2 million primarily due to lower Membership and Loyalty segment revenues of $8.7 million and $5.3 million, respectively, partially offset by increased International revenue of $9.2 million. The decrease in Membership revenue was due to a lower retail membership base partially offset by higher revenue per average retail member and an increase in wholesale revenues. Loyalty net revenues decreased due to the absence in 2007 of royalty revenue from a Cendant patent license agreement which expired in December 2006 and a contract termination in the fourth quarter of 2006. International net revenues increased primarily due to new retail and other retail program introductions and a favorable currency impact.

Marketing and Commission Expense. Marketing and commission expense increased by $15.9 million, or 11.9%, to $150.0 million for the three months ended March 31, 2007 from $134.1 million for the three months ended March 31, 2006. Approximately $17.7 million of the increase was the result of a higher commission expense related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues. Excluding the impact of the Transactions, marketing and commission expense was $1.8 million lower due to lower marketing spend in our Insurance business due to the timing of new program launches, partially offset by continued increased marketing spend in our International business, primarily on new retail programs.

Operating Costs. Operating costs increased by $10.7 million, or 14.2%, to $86.0 million for the three months ended March 31, 2007 from $75.3 million for the three months ended March 31, 2006. Operating costs increased as a result of the Transactions by $14.2 million primarily related to an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions of $15.0 million and a non-cash purchase accounting adjustment for the amortization of unfavorable non-market contracts which reduced operating costs by $0.8 million. Excluding the impact of the Transactions, operating costs were $3.5 million lower than 2006, primarily due to lower product and servicing costs in our Membership businesses.

General and Administrative Expense. General and administrative expense increased by $3.4 million, or 11.7%, to $32.4 million for the three months ended March 31, 2007 from $29.0 million for the three months ended March 31, 2006. Excluding the impacts of the Transactions, general and administrative costs were $8.0 million higher in 2007, primarily due to higher costs associated with the dividend paid to option holders as approved by our Board of Directors in January 2007 and $0.7 million of additional costs related to Sarbanes Oxley compliance. Partially offsetting these increases was the absence of a $4.6 million charge in 2007 related to accrued management retention bonuses in 2006 related to the Transactions.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $22.8 million for the three months ended March 31, 2007 to $78.9 million from $101.7 million for the three months ended March 31, 2006, primarily from recording higher amortization expense in 2006 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense increased by $1.9 million to $36.0 million for the three months ended March 31, 2007 from $34.1 million for the three months ended March 31, 2006, primarily due to a less favorable impact of the interest rate swap in 2007 compared to 2006 along with the higher expense from refinancing our bridge loan, partially offset by lower deferred financing costs in 2007 as a result of accelerated expense in 2006 from the bridge loan and lower interest expense as a result of prepayments made on our term loan throughout 2006.

Income Tax (Expense) Benefit. Income tax expense increased by $2.5 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 primarily due to the movement in valuation allowances established against foreign deferred tax assets and an increase in current state tax liabilities.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended March 31,
	Net Revenues				Segment EBITDA(1)
	2007	2006	Increase/ (Decrease) Related to the Transactions	Other Increase/ (Decrease)	2007	2006	Increase/ (Decrease) Related to the Transactions	Other Increase/ (Decrease)
	(in millions)
Membership operations	$170.5	$108.0	$71.2	$(8.7)	$19.3	$(20.0)	$46.6	$(7.3)
Insurance and package operations	90.4	89.0	0.2	1.2	33.8	24.0	0.2	9.6
International operations	48.3	33.2	5.9	9.2	3.2	(0.1)	3.2	0.1
Loyalty operations	12.5	17.3	0.5	(5.3)	2.9	4.6	0.5	(2.2)
Eliminations	(1.2)	(1.6)	—	0.4	—	—	—	—

Total reportable segments	320.5	245.9	77.8	(3.2)	59.2	8.5	50.5	0.2
Corporate	—	—	—	—	(7.1)	(1.0)	—	(6.1)

Total	$320.5	$245.9	$77.8	$(3.2)	52.1	7.5	50.5	(5.9)

Less: Depreciation and amortization					(78.9)	(101.7)	(20.1)	(2.7)

Loss from operations					$(26.8)	$(94.2)	$70.6	$(3.2)

(1)

See Covenant Compliance – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures below and Note 9 to the unaudited condensed consolidated financial statements for a discussion on Segment EBITDA.

Membership Operations. Membership net revenues increased by $62.5 million, or 57.9%, to $170.5 million for the three months ended March 31, 2007 as compared to $108.0 million for the three months ended March 31, 2006. The increase was primarily attributable to a $71.2 million adjustment related to deferred revenue recorded in purchase accounting from the Transactions. Excluding the effects of the Transactions, net revenues decreased $8.7 million primarily due to lower retail member volumes partially offset by higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail.

Segment EBITDA increased by $39.3 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Segment EBITDA related to the Transactions for the three months ended March 31, 2007 was positively affected by a $41.4 million deferred revenue adjustment recorded in purchase accounting, net of increased prepaid commissions and the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting. Segment EBITDA for 2007 also increased by $4.6 million from the absence in 2007 of management retention bonuses recorded in 2006 and $0.6 million from a non-cash purchase accounting adjustment for the amortization of unfavorable non-market contracts. Excluding the effects of the Transactions, Segment EBITDA decreased by $7.3 million primarily due to the impact of lower membership revenue of $8.7 million which was partially offset by lower commission, product benefit and servicing costs of $4.0 million, including approximately $3.8 million due to lower product and servicing costs associated with a lower membership base and improvements in contact center operations. General and administrative costs increased $2.6 million, primarily as a result of centralizing certain overhead functions, increased costs related to Sarbanes-Oxley compliance and increases in other general expenses.

Insurance and Package Operations. Insurance and package net revenues increased $1.4 million, or 1.6%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to higher Insurance revenue of $3.8 million, primarily the result of a continued increase in revenue per supplemental insured partially offset by a reduction in Package revenue of $2.4 million, primarily due to lower Package members. In addition, net revenues as a result of the Transactions increased $0.2 million due to a non-cash deferred revenue adjustment recorded in purchase accounting.

Excluding the effects of the Transactions, Segment EBITDA increased by $9.6 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, primarily the result of lower product, servicing, and employee costs net of increased commissions, and reduced marketing spend primarily due to the timing of program launches. Segment EBITDA related to the Transactions increased $0.2 million from a deferred revenue adjustment as mentioned above.

International Operations. International net revenues increased by $15.1 million, or 45.5%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Net revenues excluding the results of the Transactions increased $9.2 million primarily due to higher revenues of $4.2 million from new program introductions for our new retail offerings, $0.7 million from growth in our package business, and a $4.2 million impact from the weakening of the U.S. dollar. Net revenues also increased $5.9 million from a non-cash deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA increased by $3.3 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase was primarily due to a $3.0 million non-cash deferred revenue adjustment, net of commissions, and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting as a result of the Transactions. Excluding the effect of the Transactions, Segment EBITDA was substantially unchanged as higher net revenues were principally offset by higher marketing, commission and operating costs associated with new retail programs and the impact of the weaker U.S. dollar.

Loyalty Operations. Revenues from Loyalty operations decreased by $4.8 million for the three months ended March 31, 2007, or 27.7%, as compared to the three months ended March 31, 2006. Excluding the effects of the Transactions, net revenues decreased $5.3 million, primarily due to the absence in 2007 of royalty revenue of $2.3 million received from the licensing of patents to Cendant in 2006 and $4.5 million due to a contract termination in the fourth quarter of 2006, partially offset by increased revenue of $1.5 million, primarily from new and expanded programs in the first quarter of 2007. Net revenues also increased $0.5 million due to the absence of a deferred revenue adjustment recorded in purchase accounting in the first quarter of 2006 as a result of the Transactions.

Segment EBITDA decreased by $1.7 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Excluding the effects of the Transactions, Segment EBITDA decreased by $2.2 million primarily from the absence in 2007 of $2.3 million of royalties received from the licensing of patents to Cendant in 2006. Growth from new and existing programs combined with lower operating costs offset the loss of a contract as mentioned above. Segment EBITDA related to the Transactions increased $0.5 million from the deferred revenue adjustment described above.

Financial Condition, Liquidity and Capital Resources

Financial Condition – March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006	Increase/ (Decrease)
	(in millions)
Total assets	$1,779.5	$1,889.5	$(110.0)
Total liabilities	2,026.3	2,075.8	(49.5)
Total stockholder’s equity (deficit)	(247.2)	(186.9)	60.3

Total assets decreased approximately $110.0 million due to (i) a decrease in intangible assets of $66.1 million, due to amortization expense of $66.4 million, (the intangible assets were acquired as a result of the Transactions – see Notes 1 and 2 to our unaudited condensed consolidated financial statements), (ii) a decrease of $44.1 million in cash and cash equivalents (see “Liquidity and Capital Resources – Cash Flows”) , (iii) a decrease in other current assets of $1.5 million resulting from collections of miscellaneous receivables and a reduction in membership materials, (iv) a decrease of $3.0 million in contract rights and list fees primarily due to amortization expense of $4.4 million, (v) a decrease of $7.0 million in prepaid commissions resulting from the decrease in deferred revenue discussed below, (vi) a decrease of $2.2 million in income taxes receivable due to cash collections, and (vii) a decrease in property and equipment of $4.1 million due to depreciation expense for the period exceeding capital expenditures. These decreases were partially offset by (i) an increase in profit share receivables due from insurance carriers of $12.2 million due to timing of receipts, and (ii) an increase of $5.4 million in receivables from related parties also due to timing of receipts.

Total liabilities decreased $49.5 million primarily due to (i) a decrease in debt of $24.8 million primarily as a result of a $25.0 million voluntary prepayment on our term loan, (ii) a decrease in accounts payable and accrued expenses of $19.8 million primarily from the timing of certain payments, and (iii) a decrease in payables to related parties of $6.5 million also from the timing of certain payments. These decreases were partially offset by a $3.0 million increase in deferred revenue.

Total stockholder’s equity (deficit) decreased by approximately $60.3 million primarily due to a net loss of $63.3 million and an increase in the January 1, 2007 accumulated deficit of $0.9 million related to the adoption of FIN 48, partially offset by a favorable currency effect of $3.9 million.

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

Cash Flows – Three Months Ended March 31, 2007 and 2006

At March 31, 2007, we had $40.2 million of cash and cash equivalents on hand, a decrease of $44.1 million from $84.3 million at March 31, 2006. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Three Months Ended
	March 31, 2007	March 31, 2006	Change
	(in millions)
Cash provided by (used in):
Operating activities	$(5.7)	$(6.7)	$(1.0)
Investing activities	(4.9)	(2.3)	(2.6)
Financing activities	(33.5)	(20.1)	(13.4)
Effects of exchange rate changes	—	0.4	(0.4)

Net change in cash and cash equivalents	$(44.1)	$(28.7)	$(15.4)

Operating Activities

During the three months ended March 31, 2007, we used $1.0 million less cash in operating activities during the three months ended March 31, 2007 as compared to the same period in 2006. Segment EBITDA, excluding the non-cash impacts of purchase accounting, decreased by $5.9 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 (see “Results of Operations”). As monthly memberships begin to reach a stable level as a percentage of all active members within the membership base, the change in deferred revenue net of prepaid commissions (before purchase accounting impacts) has significantly decreased resulting in increased cash flow from operations of approximately $15.4 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase in cash flow was substantially offset by the receipt of profit-sharing receivables from insurance carriers of $14.3 million during the first quarter of 2006 that did not recur in 2007 and the payment of costs associated with the dividend paid to equity holders.

Investing Activities

We used $2.6 million more cash in investing activities during the three months ended March 31, 2007 as compared to the same period in 2006. Our restricted cash requirements in the international operations were $2.1 million more in 2007 as compared to 2006 and we also used $0.5 million more cash for capital expenditures in 2007 as compared to 2006.

Financing Activities

We used $13.4 million more cash in financing activities during the three months ended March 31, 2007 as compared to the same period in 2006. During the three months ended March 31, 2007, we made a $25.0 million voluntary prepayment of the term loan while during the same period in 2006 we made a $20.0 million voluntary prepayment of the term loan. In addition, during 2007, one of our majority-owned consolidated subsidiaries made a distribution to the minority shareholder of $0.4 million. At March 31, 2007, we have $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million letters of credit). See Note 4 to the unaudited condensed consolidated financial statements. We also advanced $8.1 million to our parent company for financing costs related to its $350 million borrowed in January 2007.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt, which will significantly increase our interest expense in future periods. As of March 31, 2007, we had $1,383.6 million in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $130.0 million in principal prepayments that we made through March 31, 2007) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At

March 31, 2007, we had $302.1 million outstanding under the senior notes, $730.0 million outstanding under the term loan facility, $351.0 million outstanding under the senior subordinated notes and $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million of letters of credit).

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

Our senior subordinated bridge loan facility has since been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006 we issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the agreement governing the senior subordinated notes. In addition, on or before October 15, 2008, we may redeem up to 35% of the aggregate principal amount of our senior subordinated notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of our senior subordinated notes initially issued remain outstanding immediately after such redemption. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries of the Company that guarantee our $960.0 million senior secured credit facility and senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of senior notes at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under our senior subordinated bridge loan facility, plus accrued interest, and to pay fees and expenses associated with such issuance. These senior notes were issued as additional notes under the senior notes indenture dated October 17, 2005, and, together with the $270.0 million of senior notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. As of March 31, 2007, the aggregate principal amount outstanding of our senior notes was $304.0 million.

Covenant Compliance

Our credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.45 to 1.0 at March 31, 2007. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 7.00 to 1.0 at March 31, 2007. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our credit facility, senior notes indenture, and senior subordinated notes indenture. Under our indentures governing the senior notes and the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, since the Transactions, our cash flow has allowed us to make six voluntary principal prepayments of the term loan through March 31, 2007 aggregating $130.0 million. Additionally, we made a $25.0 million principal prepayment on May 14, 2007 and we may elect to make additional prepayments if it is beneficial to do so.

Based on management’s expectations of the Company’s ability to voluntarily prepay principal during the next twelve months under its term loan, $50.0 million has been classified as current portion of long-term debt on the March 31, 2007 unaudited condensed consolidated balance sheet.

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

Set forth below is a reconciliation of our net loss for the twelve months ended March 31, 2007 to Segment EBITDA and Adjusted EBITDA as required by our credit facility agreement, the indenture governing our senior notes and the indenture governing our senior subordinated notes.

Twelve Months Ended March 31, 2007
(in millions)
Net loss	$(375.2)
Interest expense, net	145.0
Income tax expense	8.8
Minority interests, net of tax	0.3
Depreciation and amortization	374.0

Segment EBITDA	152.9
Effect of the Transactions, reorganizations and non-recurring revenue and gains (a)	77.9
Certain legal costs (b)	0.8
Net cost savings (c)	13.9
Other, net (d)	18.8

Adjusted EBITDA	$264.3

Interest coverage ratio (e)	2.13
Consolidated leverage ratio (f)	5.11

(a)	Effect of the Transactions, reorganizations and non-recurring revenue and gains—eliminates the effects of the Transactions, prior business reorganizations and non-recurring revenue and gains.

(b)	Certain legal costs—represents legal costs for certain litigation matters.

(c)

Net cost savings—represents: (i) the elimination of certain incremental stand-alone costs, (ii) the elimination of costs associated with facilities closure and severance incurred in 2006 and 2007, and (iii) the elimination of stock-based compensation expense.

(d)

Other, net—represents: (i) net changes in other reserves in 2006 and 2007, (ii) the 2006 goodwill impairment charge recorded related to goodwill ascribed to the Loyalty business, and (iii) consulting fees paid to Apollo in 2006 and 2007.

(e)

The interest coverage ratio is defined in our credit facilities (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.45 to 1.0 at March 31, 2007.

(f)

The consolidated leverage ratio is defined in our credit facilities (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 7.00 to 1.0 at March 31, 2007.

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, valuation of goodwill and intangible assets, and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. In addition, we refer you to our audited consolidated financial statements as of December 31, 2006 and 2005, and for the year ended December 31, 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and our combined financial statements for the periods from January 1, 2005 to October 16, 2005, and for the year ended December 31, 2004 included in our Form 10-K for a summary of our significant accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Following is a description of our risk management policies.

Interest Rate Swap

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap was $250.0 million at March 31, 2007 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. The purpose of the swap is to maintain our fixed/variable ratio within policy guidelines. The interest rate swap is recorded at fair value either as a non-current asset or a non-current liability. The swap is not designated as a hedging instrument and therefore changes in the fair value are recognized currently in earnings in the accompanying unaudited condensed consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2007.

	2007	2008	2009	2010	2011	2012 and Thereafter	Total	Fair Value At March 31, 2007
	(in millions)
Fixed rate debt	$0.1	$0.2	$0.2	—	—	$659.5	$660.0	$722.9
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%
Variable rate debt	$50.0	—	—	—	—	$680.0	$730.0	$730.0
Average interest rate (a)	7.83%	7.83%	7.83%	7.83%	7.83%	7.83%
Variable to fixed-interest rate swap (b)								$0.1
Average pay rate	4.83%	4.86%	4.93%	4.97%
Average receive rate	5.22%	4.71%	4.70%	4.87%

(a)	Average interest rate is based on rates in effect at March 31, 2007.

(b)	The fair value of the interest rate swap is included in other non-current assets at March 31, 2007.

We do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2007, there were no significant concentrations of credit risk. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Control and Procedures. The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures (“Disclosure Controls”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Disclosure Controls are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes from the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 1a.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.

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

AFFINION GROUP, INC.

Date: May 14, 2007	By:	/s/ Thomas A. Williams
Thomas A. Williams Executive Vice President and Chief Financial Officer