Form 10-Q
period 2007-06-30
Affinion Group, Inc.
filed 2007-08-14
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 10, 2007 was 100.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

(In millions, except share amounts)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$30.8	$84.3
Restricted cash	31.2	28.8
Receivables (net of allowance for doubtful accounts of $1.6 and $2.4, respectively)	71.6	70.7
Receivables from related parties	16.3	15.5
Profit-sharing receivables from insurance carriers	60.7	59.5
Prepaid commissions	61.5	72.5
Income taxes receivable	—	3.2
Other current assets	39.7	39.4

Total current assets	311.8	373.9
Property and equipment, net	92.8	100.0
Contract rights and list fees, net	71.6	62.0
Goodwill	300.8	300.0
Other intangibles, net	876.1	1,005.5
Other non-current assets	49.7	48.1

Total assets	$1,702.8	$1,889.5

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$50.2	$50.2
Accounts payable and accrued expenses	252.5	279.3
Payables to related parties	4.3	11.9
Deferred revenue	258.5	272.3
Deferred income taxes	10.8	11.5
Income taxes payable	1.2	—

Total current liabilities	577.5	625.2
Long-term debt	1,308.5	1,358.2
Deferred income taxes	9.3	20.2
Deferred revenue	39.4	27.7
Other long-term liabilities	67.0	44.5

Total liabilities	2,001.7	2,075.8

Minority interests	0.3	0.6

Commitments and contingencies (Note 6)

Stockholder’s Equity (Deficit):
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	380.9	380.9
Accumulated deficit	(688.7)	(574.5)
Accumulated other comprehensive income	8.6	6.7

Total stockholder’s equity (deficit)	(299.2)	(186.9)

Total liabilities and stockholder’s equity (deficit)	$1,702.8	$1,889.5

See notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In millions)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net revenues	$333.3	$264.3	$653.8	$510.2

Expenses:
Marketing and commissions	153.6	139.5	303.6	273.6
Operating costs	85.6	81.9	171.6	157.2
General and administrative	31.2	26.4	63.6	55.4
Depreciation and amortization	80.3	106.5	159.2	208.2

Total expenses	350.7	354.3	698.0	694.4

Loss from operations	(17.4)	(90.0)	(44.2)	(184.2)
Interest income	1.5	1.7	2.7	2.9
Interest expense	(33.0)	(40.3)	(69.0)	(74.4)

Loss before income taxes and minority interests	(48.9)	(128.6)	(110.5)	(255.7)
Income tax expense	(1.1)	(1.3)	(2.7)	(0.4)
Minority interests, net of tax	—	(0.1)	(0.1)	(0.2)

Net loss	$(50.0)	$(130.0)	$(113.3)	$(256.3)

See notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In millions)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Operating Activities
Net loss	$(113.3)	$(256.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	159.2	208.2
Amortization of favorable and unfavorable contracts	(1.5)	—
Amortization of debt discount and financing costs	3.0	12.9
Unrealized gain on interest rate swap	(1.0)	(5.4)
Stock-based compensation	1.3	5.0
Deferred income taxes	(4.1)	(7.3)
Net change in assets and liabilities:
Restricted cash	(2.3)	(1.7)
Receivables	(0.2)	(8.0)
Receivables from related parties	4.3	(3.5)
Profit-sharing receivables from insurance carriers	(1.2)	12.5
Prepaid commissions	11.0	(27.6)
Other current assets	(0.2)	0.3
Contract rights and list fees	(0.8)	(5.7)
Other non-current assets	(3.0)	(8.3)
Accounts payable and accrued expenses	(27.4)	(24.5)
Payables to related parties	(6.2)	1.3
Deferred revenue	(2.9)	134.0
Income taxes receivable and payable	5.1	0.3
Other long-term liabilities	(2.2)	(2.5)
Minority interests and other, net	(0.5)	0.4

Net cash provided by operating activities	17.1	24.1

Investing Activities
Capital expenditures	(11.4)	(11.1)
Acquisition-related payment, net of cash acquired	(0.7)	—
Restricted cash	—	2.1

Net cash used in investing activities	(12.1)	(9.0)

Financing Activities
Principal payments on borrowings	(50.1)	(423.9)
Proceeds from borrowings	—	385.7
Deferred financing costs	—	(10.7)
Receivables from related parties	(8.1)	—
Distribution to minority shareholder of a subsidiary	(0.4)	—

Net cash used in financing activities	(58.6)	(48.9)

Effect of changes in exchange rates on cash and cash equivalents	0.1	2.2

Net decrease in cash and cash equivalents	(53.5)	(31.6)
Cash and cash equivalents, beginning of period	84.3	113.4

Cash and cash equivalents, end of period	$30.8	$81.8

Supplemental Disclosure of Cash Flow Information:
Interest payments	$66.3	$67.5

Income tax payments	$3.3	$4.9

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

All references to Cendant refer to Cendant Corporation, which changed its name to Avis Budget Group in August 2006, and its consolidated subsidiaries, particularly in context of its business and operations prior to, and in connection with, the Company’s separation from Cendant.

The Predecessor was a combined reporting entity that was comprised of the assets and liabilities used in managing and operating the marketing services businesses of Cendant. The entities that comprise the Predecessor included Affinion Group, LLC (formerly known as Cendant Marketing Group, LLC) (“AGLLC”), Affinion Membership Services Holdings Subsidiary LLC (formerly known as Cendant Membership Services Holdings Subsidiary LLC), Trilegiant Corporation (“Trilegiant”), TRL Group, Inc. (“TRL Group”), Affinion Benefits Group, Inc. (formerly known as Progeny Marketing Innovations Inc.), Affinion Loyalty Group, Inc. (formerly known as Trilegiant Loyalty Solutions, Inc.) (“TLS”), Cendant Travel, Inc. (“CTI”), Affinion International Holdings Limited (formerly known as Cendant International Holdings Limited) (“Affinion International”) and related companies. All of the entities that comprised the Predecessor were acquired by Affinion, an affiliate of Apollo, on October 17, 2005.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2006 and 2005, and for the year ended December 31, 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and the combined financial statements of the Predecessor for the period from January 1, 2005 to October 16, 2005 and for the year ended December 31, 2004, included in the Company’s Form 10-K.

Business Description —The Company is a leading global provider of comprehensive marketing services and loyalty programs to many of the largest and most respected companies in the world. The Company partners with these leading companies to develop customized marketing programs that provide valuable products and services to their end customers using its creative design and product development capabilities. These products and services enable the Company’s marketing partners to strengthen their customer relationships, as well as generate significant incremental revenue, generally in the form of commission payments. The Company has substantial expertise in deploying various types of media, such as direct mail and the Internet, and bundling unique benefits to offer valuable products and services to the end customers of its marketing partners on a highly targeted basis. The Company provides credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty programs, various checking account and credit card enhancement services and other products and services.

•	Affinion North America. Affinion North America comprises the Company’s Membership, Insurance and Package, and Loyalty product operations in North America.

•

Membership Products. The Company designs, implements and markets membership programs that provide members with access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement as well as personal protection benefits and value-added services including credit monitoring and identity-theft resolution services.

•	Insurance and Package Products. The Company markets AD&D and other insurance programs and designs and provides checking account enhancement programs to financial institutions.

•

Loyalty Products. The Company designs, implements and administers points-based loyalty programs for financial, travel, auto and other companies. The Company also provides enhancement benefits to major financial institutions in connection with their credit and debit card programs.

•

Affinion International. Affinion International comprises the Company’s Membership, Package and Loyalty product operations outside North America. The Company expects to leverage its current Western European operational platform to expand its range of products and services, develop new affinity partner relationships in various industries and grow its geographical footprint.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Statement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 and increased its tax reserves for uncertain tax positions included in other long-term liabilities by $9.4 million, decreased its long-term deferred income taxes by $7.9 million, decreased its income tax payable by $0.6 million and increased its January 1, 2007 accumulated deficit by $0.9 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no recognition of additional penalties and interest required as a result of the adoption of FIN 48.

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

2. INTANGIBLE ASSETS

Intangible assets consisted of:

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$761.3	$(319.4)	$441.9
Affinity relationships	577.9	(208.0)	369.9
Proprietary databases and systems	54.2	(29.8)	24.4
Trademarks and tradenames	25.6	(2.9)	22.7
Patents and technology	25.0	(7.8)	17.2

	$1,444.0	$(567.9)	$876.1

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$761.1	$(242.9)	$518.2
Affinity relationships	576.0	(161.7)	414.3
Proprietary databases and systems	52.0	(20.9)	31.1
Trademarks and tradenames	25.5	(2.1)	23.4
Patents and technology	25.0	(6.5)	18.5

	$1,439.6	$(434.1)	$1,005.5

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Member relationships	$38.3	$52.9	$76.5	$105.6
Affinity relationships	22.8	33.9	45.6	67.6
Proprietary databases and systems	4.5	4.3	8.8	8.6
Trademarks and tradenames	0.4	0.4	0.8	0.8
Patents and technology	0.6	5.0	1.3	5.5

	$66.6	$96.5	$133.0	$188.1

Based on the Company’s amortizable intangible assets as of June 30, 2007, the Company expects the related amortization expense for 2007 and the four succeeding fiscal years to be $253.9 million in 2007, $194.7 million in 2008, $144.5 million in 2009, $119.8 million in 2010 and $103.5 million in 2011.

Goodwill attributed to each of the Company’s reporting segments is as follows:

	June 30, 2007	December 31, 2006
Membership products	$231.1	$231.1
Insurance and package products	58.3	58.3
International products	11.4	10.6

	$300.8	$300.0

The changes in the Company’s carrying amount of goodwill in 2007 are due to changes in foreign currency exchange rates.

3. CONTRACT RENEWAL RIGHTS AND LIST FEES

Contract rights and list fees consisted of:

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$71.3	$(9.6)	$61.7	$54.7	$(1.8)	$52.9
List fees	12.2	(2.3)	9.9	10.3	(1.2)	9.1

	$83.5	$(11.9)	$71.6	$65.0	$(3.0)	$62.0

Amortization expense for the three and six months ended June 30, 2007 was $4.4 million and $8.8 million, respectively, of which $0.5 million and $1.1 million, respectively, is included in marketing expense and $3.9 million and $7.7 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations. Amortization expense for the three and six months ended June 30, 2006 was $0.4 million and $0.8 million, respectively, of which $0.2 million and $0.5 million, respectively, is included in marketing expense and $0.2 million and $0.3 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations. Based on the Company’s contract rights and list fees as of June 30, 2007, the Company expects the related amortization expense for 2007 and the four succeeding years to be approximately $20.0 million in 2007, $20.2 million in 2008, $16.3 million in 2009, $11.8 million in 2010 and $9.4 million in 2011.

4. LONG-TERM DEBT

Long-term debt consisted of:

	June 30, 2007	December 31, 2006
Term loan due 2012	$705.0	$755.0
10 1/8% senior notes due 2013, net of unamortized discount of $1.8 and $2.0, respectively, with an effective interest rate of 10.285%	302.2	302.0
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $4.4 and $4.7, respectively, with an effective interest rate of 11.75%	351.1	350.8
Capital lease obligations	0.4	0.6

Total debt	1,358.7	1,408.4
Less: current portion of long-term debt	(50.2)	(50.2)

Long-term debt	$1,308.5	$1,358.2

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities.

The Affinion Credit Facility is secured by all of the outstanding stock of the Company held by Affinion Holdings and substantially all of the assets of the Company, subject to certain exceptions. Through June 30, 2007, the Company made seven voluntary principal prepayments of the term loan aggregating $155.0 million and, therefore, all of the Company’s mandatory quarterly repayment obligations have been satisfied. The Affinion Credit Facility permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. Effective January 4, 2007, the Affinion Credit Facility was amended to decrease the interest rate on the term loan facility by 25 basis points, initially, and to provide for an additional 25 basis point decrease if the corporate family rating of Affinion Group reached B1 or higher by Moody’s and B+ or higher by S&P. The amendment also modified the definition of Change of Control. The revolving credit facility carries a commitment fee of 0.5% on the unused amount. As of June 30, 2007 and December 31, 2006, no borrowings were outstanding under the revolving credit facility. As of June 30, 2007, the Company has $98.5 million available for borrowing under the Affinion Credit Facility.

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

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The interest on the Senior Subordinated Notes is payable semi-annually. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment to the Company’s existing and future senior obligations and senior to the Company’s future subordinated obligations. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the Senior Notes as discussed in Note 10 - Guarantor/Non-Guarantor Supplemental Financial Information. The Senior Subordinated Notes contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

Through June 30, 2007, the Company had made seven voluntary principal prepayments of the term loan under the Affinion Credit Facility aggregating $155.0 million. Additionally, we made a $25.0 million principal prepayment on August 13, 2007 and we may elect to make additional prepayments if it is beneficial to do so.

Based on management’s expectations of the Company’s ability to voluntarily prepay principal during the next twelve months under its term loan, $50.0 million of the term loan has been classified as current portion of long-term debt on the June 30, 2007 unaudited condensed consolidated balance sheet.

5. INCOME TAXES

The Company’s effective income tax rates for the three and six months ended June 30, 2007 were (2.2)% and (2.5)%, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes and valuation allowances required with respect to the increase in certain net deferred tax assets.

The Company’s effective income tax rates for the three and six months ended June 30, 2006 were (1.0)% and (0.2)%, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes and valuation allowances required with respect to the increase in certain net deferred tax assets. Additionally, valuation allowances relating to certain state net deferred tax assets of approximately $1.5 million were reversed in the first quarter of 2006.

The Company adopted FIN 48 as of January 1, 2007 and increased its tax reserves for uncertain tax positions included in other long-term liabilities by $9.4 million, decreased its long-term deferred income taxes by $7.9 million, decreased its income taxes payable by $0.6 million and increased its January 1, 2007 accumulated deficit by $0.9 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no recognition of additional penalties and interest required as a result of the adoption of FIN 48.

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

The Company believes that the amount accrued for the above matters is adequate, and the reasonably possible loss beyond the amounts accrued, while not estimatable, will not have a material adverse effect on its financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material adverse effect on financial condition, results of operations or cash flows.

Subject to certain limitations, Cendant has agreed to indemnify the Company for actual losses, damages, liabilities, claims, costs and expenses and taxes incurred in connection with certain of the matters described above. Cendant’s indemnification obligations have been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business. See Note 8 – Related Party Transactions for a summary of the terms of the indemnification agreements.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. Cendant had previously guaranteed the surety bonds issued on behalf of the Predecessor. As of June 30, 2007, the Company provided guarantees for surety bonds totaling approximately $10.8 million and issued letters of credit totaling $1.8 million.

7. STOCK-BASED COMPENSATION

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “Plan”). The Plan authorizes the Board of Directors (the “Board”) to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Options granted under the Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 2.1 million shares of its common stock under the Plan over a ten year period. In January 2007, the Board adopted an amendment to the Plan increasing the number of shares issuable under the Plan to 2.3 million shares. As of June 30, 2007, there were 0.1 million shares available for future grants.

Stock options granted to employees during the six months ended June 30, 2007 are comprised of three tranches with the following terms:

	Tranche A		Tranche B		Tranche C
Exercise price	$10.07		$10.07		$10.07
Vesting	Ratably over 5 years	*	100% after 8 years	**	100% after 8 years	**
Term of option	10 years		10 years		10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

The fair value of each option award during the six months ended June 30, 2007 is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding.

	Tranche A	Tranche B	Tranche C
Expected volatility	43%	47%	48%
Expected life (in years)	6.50	8.43	8.72
Risk-free interest rate	4.40%	4.46%	4.46%
Dividend yield	—%	—%	—%

A summary of option activity relating to options granted to employees is presented below (number of options in thousands):

	Tranche A	Tranche B	Tranche C	Board of Directors
Outstanding at January 1, 2007	981	490	490	131
Granted	14	7	7	—
Exercised	—	—	—	—
Forfeited or expired	(20)	(10)	(10)	—

Outstanding at March 31, 2007	975	487	487	131
Granted	49	25	25	—
Exercised	—	—	—	—
Forfeited or expired	(4)	(2)	(2)	—

Outstanding at June 30, 2007	1,020	510	510	131

Vested or expected to vest at June 30, 2007	1,020	510	510	131

Exercisable at June 30, 2007	165	—	—	131

Weighted average remaining contractual term (years)	8.6	8.6	8.6	9.2
Weighted average grant date fair value per option	$5.00	$5.96	$6.12	$5.52

Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2007 totaled $0.5 million and $0.9 million, respectively. Based on the estimated fair value of options granted, stock-based compensation expense for the three and six months ended June 30, 2006 totaled $0.4 million and $0.8 million, respectively. As of June 30, 2007, there was $8.6 million of unrecognized compensation cost related to the remaining vesting period of options granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 2.5 years.

In January 2007, Affinion Group Holdings declared a special dividend on its common stock. As a result of the special dividend, in accordance with the Affinion Group Holdings Inc. 2005 Stock Incentive Plan, Affinion Holdings modified the outstanding stock options to make the option holders whole. The modifications were effected through a distribution to option holders of $5.2 million and an adjustment of the exercise price of the outstanding options to $3.00. The distribution to option holders was recognized by the Company as compensation expense in the first quarter of 2007.

Additionally, in connection with the Apollo Transactions, the Chief Executive Officer was granted 50,000 shares of restricted stock of Affinion Holdings at a purchase price of $0.01 per share. This award was scheduled to vest 100% after five years of service or earlier upon a change of control of Affinion Holdings. In March 2007, the Board accelerated the vesting date to April 2, 2007. The fair value of this award was estimated to be $0.5 million, based upon the grant date fair value per common share of Affinion Holdings of $10.00 and the remaining unamortized compensation expense was recognized in general and administrative expense as stock-based compensation expense in the first quarter of 2007.

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

In May 2007, the Board granted 20,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to Affinion International’s Chief Financial Officer. This award vests 100% upon the earlier of three years of service or a change in control of Affinion Holdings. The fair value of the award is estimated to be $0.4 million, based upon the estimated fair value per share of common stock of Affinion Holdings, and is being amortized on a straight-line basis to general and administrative expense over the service period.

A summary of restricted stock activity is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2007	50	$9.99
Granted	10	19.99
Vested	(50)	9.99
Forfeited	—	—

Outstanding restricted unvested awards at March 31, 2007	10	19.99
Granted	20	19.99
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at June 30, 2007	30	$19.99

Weighted average remaining contractual term (in years)	2.8

Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and six months ended June 30, 2007 totaled less than $0.1 million and $0.4 million, respectively. Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and six months ended June 30, 2006 totaled less than $0.1 million and $0.1 million, respectively. As of June 30, 2007, there was $0.6 million of unrecognized compensation cost related to the remaining vesting period of restricted stock granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 1.4 years.

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

Excluded Litigation. Cendant has agreed to fully indemnify the indemnified parties with respect to any pending or future litigation, arbitration, or other proceeding relating to accounting irregularities in the former CUC International, Inc. announced on April 15, 1998.

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of AGLLC or Affinion International and (3) constitute a breach or violation of its compliance with law representations and warranties, (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or Affinion International and (c) the August 2005 Suit and the January 2002 Class Action (as defined in the Company’s Form 10-K for the year ended December 31, 2006).

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

In connection with the Apollo Transactions, the Company entered into a master transition services agreement with certain subsidiaries of Cendant, pursuant to which the Cendant subsidiaries will provide certain services to the Company at cost for different periods of time generally not exceeding two years from the closing of the Apollo Transactions. These services include financial systems support, treasury function services, information technology and telecommunications services, including help desk services. The expense for such services was $0.3 million and $0.7 million for the three and six months ended June 30, 2007, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company also entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The expense incurred for such services was $0.4 million and $0.6 million for the three and six months ended June 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations. There was no expense incurred for the three and six months ended June 30, 2007. The revenue earned for such services was $0.3 million and $0.5 million for the three and six months ended June 30, 2007, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2006, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations.

In connection with the Apollo Transactions, the Company granted to Cendant a non-exclusive license to its portfolio of patents relating to online award redemption programs through December 31, 2006. The license included the exclusive right to enforce patents against third parties within the field of i) online sales, marketing and distribution of travel services and products and ii) servicing certain airlines. Cendant paid royalty fees for the exclusive right totaling $11.25 million, payable in five quarterly installments of $2.25 million that began in November 2005 and ended in November 2006. The total amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services, net of purchase accounting related to the Apollo Transactions, was $2.4 million and $4.7 million for the three and six months ended June 30, 2006, respectively. There were no such revenues earned in 2007.

Historically, the Company had arrangements with Cendant and its subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operations support (travel agency support and software licensing) and profit sharing arrangements related to the marketing of certain insurance programs. In connection with the Apollo Transactions, these agreements were terminated and the Company entered into new agreements with Cendant and its subsidiaries that require the parties to provide services similar to those provided prior to the Apollo Transactions. The revenue earned for such services was less than $0.1 million for both the three and six months ended June 30, 2006, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. There were no revenues earned for the three and six months ended June 30, 2007. The expense incurred for such services was $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The new marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $2.6 million and $5.1 million for the three and six months ended June 30, 2007, respectively, and $2.9 million and $5.1 million for the three and six months ended June 30, 2006, respectively, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $3.1 million and $5.9 million for the three and six months ended June 30, 2007, respectively, and $2.8 million and $5.6 million for the three and six months ended June 30, 2006, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company entered into a platform services agreement with Travel Distribution Services Group, Inc. (“TDS”), a subsidiary of Cendant, under which, through March 31, 2007, TDS reimbursed the Company for each travel booking fee placed utilizing a third party’s travel service platform in excess of a specified threshold plus reimbursed the Company for platform license fees paid to the third party in excess of a specified threshold. In addition, the Company has the option to use the to-be-developed Orbitz travel membership club platform, if and when developed by TDS, to obtain services related to such platform for the Company’s travel membership clubs by paying TDS a fee per itinerary. The agreement will expire on December 31, 2010 if the Company elects to use such platform by December 31, 2007. However, it will expire on December 31, 2007 if TDS has not developed such platform or the Company has elected not to use such platform by such date. The expense reimbursement for such services was less than $0.1 million and $0.4 million for the three and six months ended June 30, 2007, respectively, and $0.3 million for both the three and six months ended June 30, 2006 and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into a fulfillment and supplier relations services agreement with TDS to use the TDS travel agent tool for booking multiple packages such as airfare and hotel. Pursuant to this agreement, the Company pays TDS a flat fee each year during the term of the agreement and the Company earns referral fees based on the number of travel-related segments booked. The agreement will expire on December 31, 2010. The revenue earned for such services was $0.1 million and $0.3 million for the three and six months ended June 30, 2007, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2006, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services. The expense incurred for such services was $0.6 million and $1.1 million for the three and six months ended June 30, 2007, respectively, and $0.6 million and $0.9 million for the three and six months ended June 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into an agreement pursuant to which it agreed to exclusively use the global distribution system (“GDS”), an on-line booking system, of Galileo, then a subsidiary of Cendant, to make air, hotel or car rental bookings. Pursuant to this agreement, the Company will pay Galileo a flat fee that decreases each year during the term of the agreement and Galileo will pay the Company a fee per travel booking. The agreement will expire on December 31, 2011, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The revenue earned for such services was $0.6 million and $1.2 million for the three and six months ended June 30, 2007, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2006, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. The expense incurred for such services was $0.7 million and $1.5 million for the three and six months ended June 30, 2007, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into an agreement which identifies Avis and Budget (each a former subsidiary of Cendant) as the primary preferred providers of car rental services to its customers (subject to certain exceptions). The Company will receive commissions and royalty fees on certain qualifying rentals. The agreement will expire on December 31, 2007, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The total amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.4 million and $0.8 million for the three and six months ended June 30, 2007, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2006, respectively.

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI will have a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement will expire ten years from its effective date, subject to either party’s right to terminate the agreement on or after the third anniversary of its effective date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expense for such services was $2.3 million and $3.0 million for the three and six months ended June 30, 2007, respectively, and $2.1 million and $2.5 million for the three and six months ended June 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into agreements pursuant to which it will continue to have profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of the Company’s subsidiaries market certain insurance programs and Fairtide provides reinsurance for the related insurance policies which are provided by a third-party insurer. Pursuant to these agreements, Fairtide will pay the Company 40% to 50% of the net profits that it receives on the net premiums under such insurance policies. These agreements were scheduled to expire on December 31, 2006, or earlier as the parties agree or when Fairtide’s related reinsurance agreements with the related third-party insurer expire but have been extended indefinitely. The total amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively.

The Company earns referral fees for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.2 million and $0.4 million for the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2006, respectively.

Apollo Agreements

Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amounts expensed related to this consulting agreement were $0.5 million and $1.0 million for the three and six months ended June 30, 2007 and $0.5 million and $1.0 million for the three and six months ended June 30, 2006 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services for the three and six months ended June 30, 2007 were $0.2 million and $0.6 million, respectively, and are included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

9. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon revenue and “Segment EBITDA,” which is defined as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four operating segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” general corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four operating segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reporting segments are the same as those described in Note 2 – Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2006.

Net Revenue

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Affinion North America
Membership products	$172.0	$117.9	$342.5	$225.9
Insurance and package products	96.2	90.9	186.6	179.9
Loyalty products	13.7	18.0	26.2	35.3
Eliminations	(1.2)	(1.7)	(2.4)	(3.3)

Total North America	280.7	225.1	552.9	437.8
Affinion International products	52.6	39.2	100.9	72.4

	$333.3	$264.3	$653.8	$510.2

Segment EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Affinion North America
Membership products	$18.7	$(16.3)	$38.0	$(36.3)
Insurance and package products	37.1	28.9	70.9	52.9
Loyalty products	3.4	5.8	6.3	10.4

Total North America	59.2	18.4	115.2	27.0
Affinion International products	4.9	(1.0)	8.1	(1.1)

Total products	64.1	17.4	123.3	25.9
Corporate	(1.2)	(0.9)	(8.3)	(1.9)

	$62.9	$16.5	$115.0	$24.0

Provided below is a reconciliation of Segment EBITDA to loss from operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Segment EBITDA	$62.9	$16.5	$115.0	$24.0
Depreciation and amortization	(80.3)	(106.5)	(159.2)	(208.2)

Loss from operations	$(17.4)	$(90.0)	$(44.2)	$(184.2)

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11.6	$19.2	$—	$30.8
Restricted cash	—	26.5	4.7	—	31.2
Receivables, net	—	43.9	27.7	—	71.6
Receivables from related parties	4.9	11.4	—	—	16.3
Profit-sharing receivables from insurance carriers	—	60.7	—	—	60.7
Prepaid commissions	—	53.0	8.5	—	61.5
Other current assets	6.7	19.3	13.7	—	39.7

Total current assets	11.6	226.4	73.8	—	311.8
Property and equipment, net	25.4	57.3	10.1	—	92.8
Contract rights and list fees, net	—	11.1	60.5	—	71.6
Goodwill	—	289.4	11.4	—	300.8
Other intangibles, net	—	803.8	72.3	—	876.1
Deferred income taxes	8.5	(8.5)	—	—	—
Investment in subsidiaries	1,390.7	—	—	(1,390.7)	—
Intercompany receivables	0.1	384.3	—	(384.4)	—
Intercompany loan	12.6	—	—	(12.6)	—
Other non-current assets	33.5	10.8	5.4	—	49.7

Total assets	$1,482.4	$1,774.6	$233.5	$(1,787.7)	$1,702.8

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$50.0	$0.2	$—	$—	$50.2
Accounts payable and accrued expenses	37.5	163.6	51.4	—	252.5
Payables to related parties	—	4.3	—	—	4.3
Deferred revenue	—	232.5	26.0	—	258.5
Deferred income taxes	—	9.3	1.5	—	10.8
Income taxes payable	—	1.7	(0.5)	—	1.2

Total current liabilities	87.5	411.6	78.4	—	577.5
Long-term debt	1,308.2	0.3	—	—	1,308.5
Deferred income taxes	—	(10.1)	19.4	—	9.3
Deferred revenue	—	28.4	11.0	—	39.4
Intercompany payables	383.2	—	1.2	(384.4)	—
Intercompany loan	—	—	12.6	(12.6)	—
Other long-term liabilities	10.9	11.3	44.8	—	67.0

Total liabilities	1,789.8	441.5	167.4	(397.0)	2,001.7
Minority interests	—	—	0.3	—	0.3
Stockholder’s equity (deficit)	(307.4)	1,333.1	65.8	(1,390.7)	(299.2)

Total liabilities and stockholder’s equity (deficit)	$1,482.4	$1,774.6	$233.5	$(1,787.7)	$1,702.8

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$59.6	$24.7	$—	$84.3
Restricted cash	—	24.7	4.1	—	28.8
Receivables, net	—	40.1	30.6	—	70.7
Receivables from related parties	0.1	15.1	0.4	(0.1)	15.5
Profit-sharing receivables from insurance carriers	—	59.5	—	—	59.5
Prepaid commissions	—	64.6	7.9	—	72.5
Income tax receivable	—	0.7	2.5	—	3.2
Other current assets	0.1	24.4	14.9	—	39.4

Total current assets	0.2	288.7	85.1	(0.1)	373.9
Property and equipment, net	—	88.6	11.4	—	100.0
Contract rights and list fees, net	—	10.6	51.4	—	62.0
Goodwill	—	289.4	10.6	—	300.0
Other intangibles, net	—	925.6	79.9	—	1,005.5
Investment in subsidiaries	1,385.3	—	—	(1,385.3)	—
Intercompany receivables	—	202.4	—	(202.4)	—
Intercompany loan	16.0	—	—	(16.0)	—
Other non-current assets	35.1	7.9	5.1	—	48.1

Total assets	$1,436.6	$1,813.2	$243.5	$(1,603.8)	$1,889.5

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$50.0	$0.2	$—	$—	$50.2
Accounts payable and accrued expenses	22.6	201.5	55.3	(0.1)	279.3
Payables to related parties	2.0	4.3	5.6	—	11.9
Deferred revenue	—	250.8	21.5	—	272.3
Deferred income taxes	—	9.7	1.8	—	11.5

Total current liabilities	74.6	466.5	84.2	(0.1)	625.2
Long-term debt	1,357.8	0.4	—	—	1,358.2
Deferred income taxes	—	(2.0)	22.2	—	20.2
Deferred revenue	—	20.6	7.1	—	27.7
Intercompany payables	197.4	—	5.0	(202.4)	—
Intercompany loans	—	—	16.0	(16.0)	—
Other long-term liabilities	—	12.8	31.7	—	44.5

Total liabilities	1,629.8	498.3	166.2	(218.5)	2,075.8
Minority interests	—	—	0.6	—	0.6
Stockholder’s equity (deficit)	(193.2)	1,314.9	76.7	(1,385.3)	(186.9)

Total liabilities and stockholder’s equity (deficit)	$1,436.6	$1,813.2	$243.5	$(1,603.8)	$1,889.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$280.7	$52.6	$—	$333.3

Expenses:
Marketing and commissions	—	136.0	17.6	—	153.6
Operating costs	8.1	52.1	25.4	—	85.6
General and administrative	14.5	12.0	4.7	—	31.2
Depreciation and amortization	1.9	68.7	9.7	—	80.3

Total expenses	24.5	268.8	57.4	—	350.7

Income (loss) from operations	(24.5)	11.9	(4.8)	—	(17.4)
Equity in income (loss) of subsidiaries	6.3	—	—	(6.3)	—
Interest income	—	1.3	0.2	—	1.5
Interest income – intercompany	0.2	—	—	(0.2)	—
Interest expense	(31.9)	(0.1)	(1.0)	—	(33.0)
Interest expense – intercompany	—	—	(0.2)	0.2	—
Corporate allocations	—	0.9	(0.9)	—	—

Income (loss) before income taxes and minority interests	(49.9)	14.0	(6.7)	(6.3)	(48.9)
Income tax (expense) benefit	(0.1)	(2.3)	1.3	—	(1.1)
Minority interests, net of tax	—	—	—	—	—

Net income (loss)	$(50.0)	$11.7	$(5.4)	$(6.3)	$(50.0)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 (In millions)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$552.9	$100.9	$—	$653.8

Expenses:
Marketing and commissions	—	270.7	32.9	—	303.6
Operating costs	15.9	105.0	50.7	—	171.6
General and administrative	32.9	21.5	9.2	—	63.6
Depreciation and amortization	3.4	136.7	19.1	—	159.2

Total expenses	52.2	533.9	111.9	—	698.0

Income (loss) from operations	(52.2)	19.0	(11.0)	—	(44.2)
Equity in income (loss) of subsidiaries	5.4	—	—	(5.4)	—
Interest income	—	2.3	0.4	—	2.7
Interest income – intercompany	0.5	—	—	(0.5)	—
Interest expense	(66.9)	(0.1)	(2.0)	—	(69.0)
Interest expense – intercompany	—	—	(0.5)	0.5	—
Corporate allocations	—	1.8	(1.8)	—	—

Income (loss) before income taxes and minority interests	(113.2)	23.0	(14.9)	(5.4)	(110.5)
Income tax (expense) benefit	(0.1)	(4.9)	2.3	—	(2.7)
Minority interests, net of tax	—	—	(0.1)	—	(0.1)

Net income (loss)	$(113.3)	$18.1	$(12.7)	$(5.4)	$(113.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$225.1	$39.2	$—	$264.3

Expenses:
Marketing and commissions	—	126.9	12.6	—	139.5
Operating costs	—	58.1	23.8	—	81.9
General and administrative	1.0	21.7	3.7	—	26.4
Depreciation and amortization	—	99.3	7.2	—	106.5

Total expenses	1.0	306.0	47.3	—	354.3

Loss from operations	(1.0)	(80.9)	(8.1)	—	(90.0)
Equity in income (loss) of subsidiaries	(96.2)	—	—	96.2	—
Interest income	0.1	1.2	0.4	—	1.7
Interest expense	(39.8)	(0.1)	(0.4)	—	(40.3)

Loss before income taxes and minority interests	(136.9)	(79.8)	(8.1)	96.2	(128.6)
Income tax (expense) benefit	6.9	(10.4)	2.2	—	(1.3)
Minority interests, net of tax	—	—	(0.1)	—	(0.1)

Net loss	$(130.0)	$(90.2)	$(6.0)	$96.2	$(130.0)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 (In millions)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$437.8	$72.4	$—	$510.2

Expenses:
Marketing and commissions	—	253.0	20.6	—	273.6
Operating costs	—	112.1	45.1	—	157.2
General and administrative	1.9	45.7	7.8	—	55.4
Depreciation and amortization	—	194.0	14.2	—	208.2

Total expenses	1.9	604.8	87.7	—	694.4

Loss from operations	(1.9)	(167.0)	(15.3)	—	(184.2)
Equity in income (loss) of subsidiaries	(193.5)	—	—	193.5	—
Interest income	0.1	2.2	0.6	—	2.9
Interest expense	(73.8)	(0.1)	(0.5)	—	(74.4)

Loss before income taxes and minority interests	(269.1)	(164.9)	(15.2)	193.5	(255.7)
Income tax (expense) benefit	12.8	(17.3)	4.1	—	(0.4)
Minority interests, net of tax	—	—	(0.2)	—	(0.2)

Net loss	$(256.3)	$(182.2)	$(11.3)	$193.5	$(256.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(113.3)	$18.1	$(12.7)	$(5.4)	$(113.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3.4	136.7	19.1	—	159.2
Amortization of favorable and unfavorable contract	—	(1.1)	(0.4)	—	(1.5)
Amortization of debt discount and financing costs	3.0	—	—	—	3.0
Unrealized gain on interest rate swap	(1.0)	—	—	—	(1.0)
Stock-based compensation	1.3	—	—	—	1.3
Equity in income (loss) of subsidiaries	(5.4)	—	—	5.4	—
Deferred income taxes	(0.6)	0.1	(3.6)	—	(4.1)
Net change in assets and liabilities:
Restricted cash	—	(1.9)	(0.4)	—	(2.3)
Receivables	(0.1)	(3.8)	3.7	—	(0.2)
Receivables from related parties	—	3.8	0.5	—	4.3
Profit-sharing receivables from insurance carriers	—	(1.2)	—	—	(1.2)
Prepaid commissions	—	11.6	(0.6)	—	11.0
Other current assets	(6.5)	4.7	1.6	—	(0.2)
Contract rights and list fees	—	(0.8)	—	—	(0.8)
Other non-current assets	—	(2.9)	(0.1)	—	(3.0)
Intercompany receivables and payables	162.0	(158.1)	(3.9)	—	—
Accounts payable and accrued expenses	14.8	(38.0)	(4.2)	—	(27.4)
Payables to related parties	—	(0.1)	(6.1)	—	(6.2)
Deferred revenue	—	(10.5)	7.6	—	(2.9)
Income taxes receivable and payable	0.6	2.4	2.1	—	5.1
Other long-term liabilities	1.5	(1.1)	(2.6)	—	(2.2)
Minority interests and other, net	(0.3)	0.3	(0.5)	—	(0.5)

Net cash provided by (used in) operating activities	59.4	(41.8)	(0.5)	—	17.1

Investing Activities
Capital expenditures	(4.9)	(5.4)	(1.1)	—	(11.4)
Acquisition-related payments, net of cash	—	(0.7)	—	—	(0.7)
Restricted cash	—	—	—	—	—

Net cash used in investing activities	(4.9)	(6.1)	(1.1)	—	(12.1)

Financing Activities
Principal payments on borrowings	(50.0)	(0.1)	—	—	(50.1)
Intercompany loan	3.6	—	(3.6)	—	—
Receivables from related parties	(8.1)	—	—	—	(8.1)
Distribution to minority shareholder of a subsidiary	—	—	(0.4)	—	(0.4)

Net cash used in financing activities	(54.5)	(0.1)	(4.0)	—	(58.6)

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.1	—	0.1

Net decrease in cash and cash equivalents	—	(48.0)	(5.5)	—	(53.5)
Cash and cash equivalents, beginning of period	—	59.6	24.7	—	84.3

Cash and cash equivalents, end of period	$—	$11.6	$19.2	$—	$30.8

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(256.3)	$(182.2)	$(11.3)	$193.5	$(256.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	194.0	14.2	—	208.2
Amortization of debt discount and financing costs	12.9	—	—	—	12.9
Unrealized gain on interest rate swap	(5.4)	—	—	—	(5.4)
Stock-based compensation	0.9	4.1	—	—	5.0
Equity in income (loss) of subsidiaries	193.5	—	—	(193.5)	—
Deferred income taxes	—	1.7	(9.0)	—	(7.3)
Net change in assets and liabilities:
Restricted cash	—	(2.2)	0.5	—	(1.7)
Receivables	—	(4.8)	(3.2)	—	(8.0)
Receivables from related parties	—	(3.6)	0.1	—	(3.5)
Profit-sharing receivables from insurance carriers	—	12.5	—	—	12.5
Prepaid commissions	—	(24.9)	(2.7)	—	(27.6)
Other current assets	(1.0)	(0.6)	1.9	—	0.3
Contract rights and list fees	—	(5.7)	—	—	(5.7)
Other non-current assets	—	(7.4)	(0.9)	—	(8.3)
Intercompany receivables and payables	92.0	(92.7)	0.7	—	—
Accounts payable and accrued expenses	(1.7)	(23.0)	0.2	—	(24.5)
Payables to related parties	—	1.4	(0.1)	—	1.3
Deferred revenue	—	123.1	10.9	—	134.0
Income taxes receivable and payable	—	0.7	(0.4)	—	0.3
Other long-term liabilities	—	(2.2)	(0.3)	—	(2.5)
Minority interests and other, net	—	0.2	0.2	—	0.4

Net cash provided by (used in) operating activities	34.9	(11.6)	0.8	—	24.1

Investing Activities
Capital expenditures	—	(10.7)	(0.4)	—	(11.1)
Restricted cash	—	(0.4)	2.5	—	2.1

Net cash provided by (used in) investing activities	—	(11.1)	2.1	—	(9.0)

Financing Activities
Principal payments on borrowings	(423.6)	(0.3)	—	—	(423.9)
Proceeds from borrowings	385.7	—	—	—	385.7
Deferred financing costs	(10.7)	—	—	—	(10.7)

Net cash used in financing activities	(48.6)	(0.3)	—	—	(48.9)

Effect of changes in exchange rates on cash and cash equivalents	—	—	2.2	—	2.2

Net increase (decrease) in cash and cash equivalents	(13.7)	(23.0)	5.1	—	(31.6)
Cash and cash equivalents, beginning of period	27.3	66.1	20.0	—	113.4

Cash and cash equivalents, end of period	$13.6	$43.1	$25.1	$—	$81.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report is prepared by Affinion Group, Inc. Unless otherwise indicated or the context otherwise requires, in this Report all references to “Affinion,” the “Company,” “we,” “our” and “us” refer to Affinion Group, Inc. and its subsidiaries on a consolidated basis after giving effect to the consummation of the Transactions (as discussed under “The Transactions” below), but for periods prior to the consummation of the transactions, refer to the historical operations of the Predecessor.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2006 and 2005, and for the year ended December 31, 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005 and our combined financial statements for the period from January 1, 2005 to October 16, 2005 and for the year ended December 31, 2004 included in our Annual Report on Form 10-K and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2007 and 2006. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2007 and 2006 and our financial condition as of June 30, 2007, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2006 and 2005, and for the year ended December 31, 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and the Predecessor’s combined financial statements for the periods from January 1, 2005 to October 16, 2005, and for the year ended December 31, 2004 included in our Form 10-K for a summary of our significant accounting policies.

Overview

Description of Business

We are a leading global provider of comprehensive marketing services and loyalty programs to many of the largest and most respected companies in the world. We partner with these leading companies to develop customized marketing programs that provide valuable products and services to their end customers using our creative design and product development capabilities. These products and services enable our marketing partners to strengthen their customer relationships, as well as generate significant incremental revenue, generally in the form of commission payments paid by us. We have substantial expertise in deploying various types of media, such as direct mail and the Internet, and bundling unique benefits to offer valuable products and services to the end customers of our marketing partners on a highly targeted basis. We provide credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty programs, various checking account and credit card enhancement services and other products and services. We believe we are a market leader in each of our product areas and that our portfolio of products and services is the broadest in the industry. Our scale, combined with our nearly 35 years of experience, unique proprietary database, proven marketing techniques and strong marketing partner relationships, position us to perform well and grow in a variety of market conditions.

As of June 30, 2007 we had approximately 70 million members and end customers worldwide.

We organize our business into two operating units:

•	Affinion North America. Affinion North America comprises our Membership, Insurance and Package, and Loyalty product operations in North America

•

Membership Products. We design, implement and market membership programs that provide members with access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement as well as personal protection benefits and value-added services including credit monitoring and identity-theft services.

•	Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions.

•

Loyalty Products. We design, implement and administer points-based loyalty programs and manage loyalty points for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

•

Affinion International. Affinion International comprises our Membership, Package and Loyalty product operations outside North America. We expect to leverage our current Western European operational platform to expand our range of products and services, develop new affinity partner relationships in various industries and grow our geographical footprint.

We offer all of our products and services through both retail and wholesale arrangements, although on a wholesale basis, currently we primarily provide services and benefits derived from our credit card registration, credit monitoring and identity theft resolution products. In our retail arrangements, we incur marketing expenses to acquire new customers for our subscription-based membership, insurance and package enhancement products with the objective of building highly profitable and predictable recurring future revenue streams and cash flows.

For our membership and package enhancement products, these marketing costs are expensed when the campaign is launched, while in our insurance products these costs were capitalized and amortized over 12 years in proportion to the revenue expected to be earned from those campaigns through the date of the 2005 Transactions. For periods following the closing of the 2005 Transactions, we have changed our accounting policy so that these insurance marketing costs are expensed when the costs are incurred as the campaign is launched, similar to our accounting for the marketing costs associated with our membership and package products. This change will eliminate the historical differences between our actual cash marketing spend and the marketing costs expensed in a period.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In late 2003, we began to expand the types of memberships that we offer to include memberships under monthly payment programs. In the first six months of 2007, approximately 61% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships remain under the billing terms in which they were originated. As we replace annual memberships with monthly memberships we receive less cash at the beginning of the membership term and, therefore, have lower deferred revenue resulting in temporarily higher Segment EBITDA (as discussed under “—Financial Condition, Liquidity and Capital Resources—Covenant Compliance—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below) than cash flows from operations. We believe that once monthly memberships, as a percentage of all members within the membership base, reach a constant level, Segment EBITDA and cash flows from operations will be more closely aligned.

We generally utilize the brand names, customer contacts and billing vehicles (credit or debit card, checking account, mortgage or other type of billing arrangement) of our affinity partners in our marketing campaigns. We usually compensate our affinity partners either through commissions based on revenues we receive from members (which we expense in proportion to the revenue we recognize) or up-front marketing payments, commonly referred to as bounties (which we expense when incurred). The commission rates which we pay to our affinity partners differ depending on the arrangement we have with the particular affinity partner and the type of media we utilize for a given marketing campaign. For example, marketing campaigns utilizing direct mail and online channels generally have lower commission rates than other marketing channels which we use. As a result of recent changes in affinity partner arrangements and a higher percentage of our new customers being acquired through the direct mail and online media, our membership commission rates for the past five years have consistently decreased as a percentage of revenue.

We serve as an agent and third-party administrator for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying unaudited condensed consolidated balance sheets and any changes in estimated profit sharing are periodically recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying unaudited condensed consolidated statements of operations.

In our wholesale arrangements, we provide products and services as well as customer service and fulfillment related to such products and services supporting our affinity partners programs that they offer to their customers. Our affinity partners are typically responsible for customer acquisition, retention, and collection and generally pay us one-time implementation fees and on-going monthly service fees based on the number of members enrolled in their programs. Implementation fees are recognized ratably over the contract period while service fees are recognized in the month earned. Wholesale revenues also include revenues from transactional activities associated with our programs such as the sales of additional credit reports and discount shopping and travel purchases by members. The revenues from such transactional activities are recognized in the month earned.

We have made significant progress in increasing the flexibility of our business model by transitioning our operations from a highly fixed-cost structure to a more variable-cost structure by combining similar functions and processes, consolidating facilities and outsourcing a significant portion of our call center and other back-office processing. This added flexibility should better enable us to redeploy our marketing expenditures globally across our operations to maximize returns.

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

As a leader in the affinity direct marketing industry, we compete with many other organizations, including certain of our affinity partners, to obtain a share of the customers’ business. As affinity direct marketers, we derive our leads from customer contacts, which our competitors seek access to, and we must generate sufficient earnings per lead for our affinity partners to compete effectively for access to their customer contacts.

We compete with companies of varying size, financial strength and availability of resources. Our competitors include marketing solutions providers, financial institutions, insurance companies, consumer goods companies, internet companies and others, as well as direct marketers offering similar programs. Some of our competitors are larger than we are, with more resources, financial and otherwise.

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

In certain circumstances, our financial affinity partners have sought to source and market their own in-house programs, most notably programs that are analogous to our credit card registration, credit monitoring and identity-theft resolution services. As we have sought to maintain our market share and to continue these programs with our partners, in some circumstances, we have shifted from a retail marketing arrangement to a wholesale arrangement, which has lower net revenue, but unlike our retail arrangement, has no related commission expense. As a result, we have experienced a revenue reduction in our membership business. This trend has also caused some reductions in our profit margins, most notably in the in-bound telemarketing channel.

Internationally, our package products have been primarily offered by some of the largest financial institutions in Europe. As these banks attempt to increase their own net revenues and margins, we have experienced significant price reductions when our agreements come up for renewal from what we had previously been able to charge these institutions for our programs. We expect this pricing pressure on our international package offerings to continue in the future.

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

These regulations primarily impact the means we use to market our programs, which can reduce the acceptance rates of our solicitation efforts, and impact our ability to obtain updated information from our members and end-customers. In our insurance products, these regulations limit our ability to implement pricing changes.

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

Business History

General. Our business started with our North American membership products in 1973. Over a decade later we expanded our business to include North American insurance and package products. In 1988, we acquired a loyalty and enhancement programs business and in the early 1990s, we expanded our membership and package products internationally. During these periods, the various products within the combined financial statements operated independently and were subject to certain non-compete agreements between them which limited their access to new channels, affinity partners, products and markets.

In 2004, we terminated the non-compete agreements described above and streamlined our organizational structure to integrate these historically separately managed product lines. Accordingly, our North American membership, insurance, package and loyalty products came under common management beginning in the first quarter of 2004 and the North American management team assumed responsibility for our international products in late 2004 and oversight of the travel agency in the first quarter of 2005.

Integration and the 2005 Reorganization. In February 2004, we began integrating the North American membership, insurance and package product operation. The organizational structures supporting these product lines were realigned to combine departments and eliminate redundant functions. We reorganized the sales forces to be more aligned with the needs of our affinity partners and have a unified and comprehensive approach to the North American market. We also combined our marketing and procurement functions to take advantage of the larger scale of the combined businesses. During 2004 and continuing in 2005, as part of this initial integration effort, we incurred approximately $7.4 million of severance and other restructuring costs recorded primarily in general and administrative expense on the combined statements of operations. These severance and other restructuring costs have resulted in approximately $9.7 million of annual ongoing cost savings, a portion of which was realized in 2004 with the majority realized in 2005.

In 2005, we developed reorganization plans for our international and North American travel agency operations based on our successful earlier integration efforts, including facility consolidation, outsourcing of our call centers and other back office functions, as well as eliminating redundant functions and centralizing oversight for common processes (the “2005 Reorganization”). During 2005, we incurred $8.1 million of costs as part of the 2005 Reorganization and, during 2006, we incurred an additional $2.1 million of costs as part of the 2005 Reorganization recorded primarily in general and administrative expense on the unaudited condensed consolidated statement of operations. As a result, we have generated approximately $11.0 million of annual cost savings, a portion of which was realized in 2005 with the majority realized in 2006. We anticipate no offsetting increases in expenses or decreases in revenues at this time as a result of these initiatives.

The 2005 Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (together with the related financings, the “2005 Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (then fair value of $80.4 million) of Affinion Group Holdings, Inc.

(“Affinion Holdings”), our parent company, and a warrant (then fair value of $16.7 million) that is exercisable into 2,112,937 shares of common stock of Affinion Holdings, subject to customary anti-dilution adjustments and $38.1 million of transaction-related costs.

The warrant was exercisable on or after October 17, 2009 (or earlier, if Apollo achieved certain returns on its investment or if a dividend or distribution was paid on Affinion Holdings’ common stock). As a result of a special dividend on its common stock distributed by Affinion Holdings in January 2007, the warrant became exercisable at an exercise price of $21.80 per share. The warrant will expire 30 days after the consummation of a sale of common stock by Apollo as a result of the receipt by Apollo and its affiliates of the proceeds of the offering.

The preferred stock entitles its holder to receive dividends of 8.5% per annum (payable, at Affinion Holdings’ option, either in cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Affinion Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. The preferred stock is redeemable at Affinion Holdings’ option at any time, subject to the applicable terms of our debt instruments and applicable laws. In conjunction with a special dividend on its common stock distributed by Affinion Holdings in January 2007, Affinion Holdings also redeemed 95,107 shares of its preferred stock at its initial face amount plus accrued and unpaid dividends. Immediately following the redemption, 29,893 shares of preferred stock with a face amount of $33.3 million, representing an initial face amount of $29.9 million plus accrued and unpaid dividends of $3.4 million, were outstanding. On June 27, 2007, Affinion Holdings filed a registration statement on Form S-1 with the SEC in connection with the initial public offering of its common stock. The consummation of that offering is expected to trigger the redemption of all of Affinion Holdings preferred stock and Affinion Holdings intends to use a portion of the proceeds from that offering to make that redemption. However, there can be no assurance that the initial public offering will be completed or that the preferred stock of Affinion Holdings will be redeemed.

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

As part of the 2005 Transactions, we made a special tax election referred to as a “338(h)(10) election” with respect to the Predecessor. Under the 338(h)(10) election, the companies constituting the Predecessor were deemed to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization will increase, which will reduce our cash taxes in the future and thus further enhance our free cash flow generation.

Results of Operations

Supplemental Data

The following table provides data for selected business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Affinion North America
Membership Products:
Retail
Average Members (1) (000’s)	8,244	9,272	8,388	9,361
% Monthly Members	37.2%	34.3%	36.8%	33.4%
% Annual Members	62.8%	65.7%	63.2%	66.6%
Annualized Net Revenue Per Average Member (2)	$70.79	$64.73	$69.83	$65.56
Wholesale
Average Members (1) (3) (000’s)	3,597	3,969	3,706	3,937
Portion for service formerly retail (000’s)	2,220	2,046	2,188	1,973
Retail including wholesale formerly retail (000’s)	10,464	11,318	10,576	11,334
Global Membership Products:
Retail
Average Members (1)(4) (000’s)	8,456	9,343	8,590	9,417
Annualized Net Revenue Per Average Member(2)	$71.90	$64.85	$70.83	$65.63
Average Retail Members including wholesale formerly retail(4) (000’s)	10,676	11,389	10,778	11,390
Insurance and Package Products:
Insurance
Average Basic Insured (1) (000’s)	25,986	27,829	26,350	28,113
Average Supplemental Insured (000’s)	5,138	5,353	5,174	5,330
Annualized Net Revenue Per Supplemental Insured(2)	$55.43	$48.13	$52.65	$47.22
Package
Average Members (1) (000’s)	6,270	6,943	6,330	7,033
Annualized Net Revenue Per Average Member (2)	$13.58	$13.70	$13.57	$13.65
Affinion International
International Products:
Package
Average Members (1) (000’s)	16,647	16,896	16,467	17,413
Annualized Net Revenue Per Average Package Member (2)	$8.14	$6.95	$7.85	$6.59
Other Retail Membership
Average Members (1) (000’s)	2,345	2,361	2,382	2,335
Annualized Net Revenue Per Average Member (2)	$23.51	$21.46	$22.65	$20.91
New Retail Membership
Average Members (1) (000’s)	212	71	202	56
Annualized Net Revenue Per Average Member (2)	$115.09	$81.10	$112.27	$77.46

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

(3)

Includes 2,220,000 and 2,046,000 average members for the three months ended June 30, 2007 and 2006, respectively, and 2,188,000 and 1,973,000 average members for the six months ended June 30, 2007 and 2006, respectively, related to wholesale programs historically offered under retail arrangements.

(4)	Includes International Operations New Retail Average Members.

In late 2002, our membership operations changed its strategic focus to overall profitability and generating higher revenue from each member rather than the size of our member base. This has resulted in lower average members, partially offset by higher average revenues per member at lower commission rates and lower variable cost and higher contribution per member. Following a competitive analysis of the marketplace, we recognized that our products were priced below similar products offered in the marketplace. Additionally, we recognized that there were opportunities to further optimize marketing campaigns that had the effect of acquiring less members but nonetheless such members were more profitable in the aggregate. By raising prices and marketing more efficiently, we were able to increase our revenues even though less aggregate members joined our programs. For example, 100 consumers joining a product with a $100 annual fee is likely to generate more revenue than 120 consumers joining a product with a $75 annual fee. Accordingly, by increasing the prices for our products and engaging in marketing campaigns that were designed to achieve a greater return on marketing investment, we may be able to increase our revenues even though the aggregate number of members in our base declined.

Wholesale members include members where we typically receive a monthly service fee to support programs offered by our affinity partners. Certain programs historically offered as retail arrangements have switched to wholesale arrangements with lower annualized price points and no commission expense.

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the affinity partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage. Average supplemental members have decreased primarily due to reductions in new marketing spend. Average annualized net revenue per insured has increased primarily due to the introduction of higher priced programs and higher levels of AD&D insurance coverage.

Domestic package members have declined primarily due to certain client terminations, some of which were at lower prices than the net revenue per average member.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table summarizes our consolidated results of operations for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Increase (Decrease) Related to the Transaction	Increase (Decrease) Other
	(in millions)
Net revenues	$333.3	$264.3	$59.7	$9.3

Expenses:
Marketing and commissions	153.6	139.5	15.4	(1.3)
Operating costs	85.6	81.9	8.9	(5.2)
General and administrative	31.2	26.4	(3.1)	7.9
Depreciation and amortization	80.3	106.5	(29.8)	3.6

Total expenses	350.7	354.3	(8.6)	5.0

Loss from operations	(17.4)	(90.0)	68.3	4.3
Interest income	1.5	1.7	—	(0.2)
Interest expense	(33.0)	(40.3)	—	7.3

Loss before income taxes and minority interests	(48.9)	(128.6)	68.3	11.4
Income tax expense	(1.1)	(1.3)	4.3	(4.1)
Minority interests, net of tax	—	(0.1)	—	0.1

Net loss	$(50.0)	$(130.0)	$72.6	$7.4

Overview of Operating Results for the Three Months Ended June 30, 2007

The following is an overview of major changes affecting our operating results for the three months ended June 30, 2007.

Purchase accounting adjustments made in the Transactions had a significant impact on our results of operations for the three months ended June 30, 2007 as compared to June 30, 2006. These entries, which are non-cash in nature, increased net revenues by $59.7 million and reduced loss from operations by $68.3 million. The effect of purchase accounting adjustments related to deferred revenue for the three months ended June 30, 2007 as compared to June 30, 2006 increased net revenues by $59.7 million, marketing and commissions expense by $15.4 million and operating costs by $9.7 million. In addition, the amortization of a liability from unfavorable contracts reduced operating costs by $0.8 million. We recorded $29.8 million less depreciation and amortization expense for the three months ended June 30, 2007 which positively affected results of operations.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Net Revenues. During the three months ended June 30, 2007, we reported net revenues of $333.3 million, an increase of $69.0 million, or 26.1%, as compared to net revenues of $264.3 million in the comparable 2006 period. Approximately $59.7 million of the increase was due to an adjustment to deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment has been recognized in 2005 and 2006, and such impact will decline in future periods. Net revenues excluding the impact of the Transactions increased $9.3 million primarily due to increases in International products net revenue of $9.2 million and Insurance and package products net revenue of $5.1 million, partially offset by lower Loyalty products net revenues of $4.7 million. International products net revenues increased primarily due to new retail and other retail program introductions, growth in the package business and a favorable currency impact. Insurance and package products net revenues increased primarily due to lower cost of insurance. Loyalty products net revenues decreased due to the absence in 2007 of royalty revenue from a Cendant patent license agreement which expired in December 2006 and contract terminations.

Marketing and Commissions Expense. Marketing and commissions expense increased by $14.1 million, or 10.1%, to $153.6 million for the three months ended June 30, 2007 from $139.5 million for the three months ended June 30, 2006. Approximately $15.4 million of the increase was the result of higher commission expense related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues. Excluding the impact of the Transactions, marketing and commissions expense was $1.3 million lower primarily due to lower commissions in our Membership products business.

Operating Costs. Operating costs increased by $3.7 million, or 4.5%, to $85.6 million for the three months ended June 30, 2007 from $81.9 million for the three months ended June 30, 2006. Operating costs increased as a result of the Transactions by $8.9 million, primarily related to an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions of $9.7 million and a non-cash purchase accounting adjustment for the amortization of unfavorable contracts which reduced operating costs by $0.8 million. Excluding the impact of the Transactions, operating costs were $5.2 million lower than 2006, primarily due to lower product and servicing costs due to a lower member and client base, and improvements in contact center operations.

General and Administrative Expense. General and administrative expense increased by $4.8 million, or 18.2%, to $31.2 million for the three months ended June 30, 2007 from $26.4 million for the three months ended June 30, 2006. Excluding the impacts of the Transactions, general and administrative costs were $7.9 million higher in 2007, primarily due to increased costs related to Sarbanes-Oxley compliance and increases in other general expenses. Partially offsetting these increases was the absence of a $3.1 million charge in 2007 related to accrued management retention bonuses in 2006 related to the Transactions.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $26.2 million for the three months ended June 30, 2007 to $80.3 million from $106.5 million for the three months ended June 30, 2006, primarily from recording higher amortization expense in 2006 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense decreased by $7.3 million to $33.0 million for the three months ended June 30, 2007 from $40.3 million for the three months ended June 30, 2006, primarily due to lower deferred financing costs in 2007 as a result of accelerated expense in 2006 from the bridge loan refinancing along with lower interest expense as a result of prepayments made on our term loan throughout 2006 and 2007, partially offset by interest accretion in 2007 from contract rights purchased in December 2006.

Income Tax Expense. Income tax expense decreased by $0.2 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 primarily due to the movement in foreign deferred tax assets partially offset by an increase in current state tax liabilities.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues				Segment EBITDA (1)
	2007	2006	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2007	2006	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$172.0	$117.9	$54.9	$(0.8)	$18.7	$(16.3)	$35.8	$(0.8)
Insurance and package products	96.2	90.9	0.2	5.1	37.1	28.9	0.2	8.0
Loyalty products	13.7	18.0	0.4	(4.7)	3.4	5.8	0.4	(2.8)
Eliminations	(1.2)	(1.7)	—	0.5	—	—	—	—

Total North America	280.7	225.1	55.5	0.1	59.2	18.4	36.4	4.4
Affinion International products	52.6	39.2	4.2	9.2	4.9	(1.0)	2.1	3.8

Total products	333.3	264.3	59.7	9.3	64.1	17.4	38.5	8.2
Corporate	—	—	—	—	(1.2)	(0.9)	—	(0.3)

Total	$333.3	$264.3	$59.7	$9.3	62.9	16.5	38.5	7.9

Depreciation and amortization					(80.3)	(106.5)	29.8	(3.6)

Loss from operations					$(17.4)	$(90.0)	$68.3	$4.3

(1)

See Covenant Compliance – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures below and Note 9 to the unaudited condensed consolidated financial statements for a discussion on Segment EBITDA.

Affinion North America

Membership Products. Membership products net revenues increased by $54.1 million, or 45.9%, to $172.0 million for the three months ended June 30, 2007 as compared to $117.9 million for the three months ended June 30, 2006. The increase was primarily attributable to a $54.9 million adjustment related to deferred revenue recorded in purchase accounting from the Transactions. Excluding the effects of the Transactions, net revenues decreased $0.8 million primarily due to lower retail member volumes, partially offset by higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail.

Segment EBITDA increased by $35.0 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Segment EBITDA related to the Transactions for the three months ended June 30, 2007 was positively affected by a $32.1 million deferred revenue adjustment recorded in purchase accounting, net of increased prepaid commissions and the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting. Segment EBITDA for 2007 also increased by $3.1 million from the absence in 2007 of management retention bonuses recorded in 2006 and $0.6 million from a non-cash purchase accounting adjustment for the amortization of unfavorable contracts. Excluding the effects of the Transactions, Segment EBITDA decreased by $0.8 million primarily due to increased general and administrative costs of $6.2 million, primarily as a result of centralizing certain overhead functions, increased costs related to Sarbanes-Oxley compliance and increases in other general expenses which was substantially offset by lower commissions, product benefit and servicing costs of $6.2 million, including approximately $2.4 million due to lower product and servicing costs associated with a lower membership base and improvements in contact center operations.

Insurance and Package Products. Insurance and package products net revenues increased $5.3 million, or 5.8%, to $96.2 million for the three months ended June 30, 2007 as compared to $90.9 million for the three months ended June 30, 2006, primarily due to an increase in Insurance revenue of $6.4 million, principally due to lower cost of insurance and the continued increase in revenue per supplemental insured, partially offset by a reduction in Package revenue of $1.6 million, principally due to lower Package members. In addition, net revenues as a result of the Transactions increased $0.2 million due to a non-cash deferred revenue adjustment recorded in purchase accounting.

Excluding the effects of the Transactions, Segment EBITDA increased by $8.0 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Of this increase, $5.3 million was primarily the result of an increase in net revenue, net of higher commissions and lower marketing costs. Additionally, lower product, servicing, and employee costs and centralizing certain overhead functions increased Segment EBITDA by $2.4 million. Segment EBITDA related to the Transactions increased $0.2 million from a deferred revenue adjustment as mentioned above.

Loyalty Products. Revenues from Loyalty products decreased by $4.3 million, or 23.9%, for the three months ended June 30, 2007 to $13.7 million as compared to $18.0 million for the three months ended June 30, 2006. Excluding the effects of the Transactions, net revenues decreased $4.7 million, primarily due to the absence in 2007 of royalty revenue of $2.3 million received from the licensing of patents to Cendant in 2006 and $4.8 million due to contract terminations, partially offset by increased revenue of $2.3 million, primarily from new programs and growth from existing programs. Net revenues also increased $0.4 million due to a deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA decreased by $2.4 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Excluding the effects of the Transactions, Segment EBITDA decreased by $2.8 million primarily from the absence in 2007 of $2.3 million of royalties received from the licensing of patents to Cendant in 2006. Growth from new and existing programs combined with lower operating costs effectively offset the impact of contract terminations noted above. Segment EBITDA related to the Transactions increased $0.4 million from the deferred revenue adjustment described above.

Affinion International

International Products. International products net revenues increased by $13.4 million, or 34.2%, to $52.6 million for the three months ended June 30, 2007 as compared to $39.2 million for the three months ended June 30, 2006. Net revenues excluding the results of the Transactions increased $9.2 million, primarily due to higher revenues of $4.2 million from new program introductions for our new retail offerings, $2.3 million from growth in our package business, and a $3.7 million impact from the weakening of the U.S. dollar. Net revenues also increased $4.2 million from a non-cash deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA increased by $5.9 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Excluding the effect of the Transactions, Segment EBITDA increased $3.8 million, primarily as a result of growth in our new retail and package programs. In addition, Segment EBITDA increased $2.1 million as a result of purchase accounting adjustments primarily related to a deferred revenue adjustment, net of commissions, and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table summarizes our consolidated results of operations for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	(in millions)
Net revenues	$653.8	$510.2	$137.5	$6.1

Expenses:
Marketing and commissions	303.6	273.6	33.1	(3.1)
Operating costs	171.6	157.2	23.1	(8.7)
General and administrative	63.6	55.4	(7.7)	15.9
Depreciation and amortization	159.2	208.2	(54.8)	5.8

Total expenses	698.0	694.4	(6.3)	9.9

Loss from operations	(44.2)	(184.2)	143.8	(3.8)
Interest income	2.7	2.9	—	(0.2)
Interest expense	(69.0)	(74.4)	—	5.4

Loss before income taxes and minority interests	(110.5)	(255.7)	143.8	1.4
Income tax expense	(2.7)	(0.4)	(2.2)	(0.1)
Minority interests, net of tax	(0.1)	(0.2)	—	0.1

Net loss	$(113.3)	$(256.3)	$141.6	$1.4

Overview of Operating Results for the Six Months Ended June 30, 2007

The following is an overview of major changes affecting our operating results for the six months ended June 30, 2007.

Purchase accounting adjustments made in the Transactions had a significant impact on our results of operations for the six months ended June 30, 2007 as compared to June 30, 2006. These entries, which are non-cash in nature, increased net revenues by $137.5 million and reduced loss from operations by $143.8 million. The effect of purchase accounting adjustments related to deferred revenue for the six months ended June 30, 2007 as compared to June 30, 2006 increased net revenues by $137.5 million, marketing and commissions expense by $33.1 million and operating costs by $24.7 million. In addition, the amortization of a liability from unfavorable contracts reduced operating costs by $1.6 million. We recorded $54.8 million less depreciation and amortization expense for the six months ended June 30, 2007 which positively affected results of operations.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Net Revenues. During the six months ended June 30, 2007, we reported net revenues of $653.8 million, an increase of $143.6 million, or 28.1%, as compared to net revenues of $510.2 million in the comparable 2006 period. Approximately $137.5 million of the increase was due to an adjustment in deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment has been recognized in 2005 and 2006, and such impact will decline in future periods. Net revenues excluding the impact of the Transactions increased $6.1 million, primarily due to increased International products net revenue of $18.4 million and Insurance and package products net revenue of $6.3 million, partially offset by lower Loyalty products and Membership products net revenues of $10.0 million and $9.5 million, respectively. International products net revenues increased primarily due to new retail and other retail program introductions, growth in the package business and a favorable currency impact. Insurance and package products net revenues increased primarily due to lower cost of insurance. Loyalty products net revenues decreased primarily due to the absence in 2007 of royalty revenue from a Cendant patent license agreement which expired in December 2006 and contract terminations. Membership products net revenues decreased from lower member volumes which were partially offset by higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail.

Marketing and Commissions Expense. Marketing and commissions expense increased by $30.0 million, or 11.0%, to $303.6 million for the six months ended June 30, 2007 from $273.6 million for the six months ended June 30, 2006. Marketing and commissions expense increased approximately $33.1 million as a result of higher commission expense from recording non-cash purchase accounting adjustments to prepaid commissions related to deferred revenue. Excluding the impact of the Transactions, marketing and commissions expense was $3.1 million lower, primarily due to lower commissions in our Membership products business.

Operating Costs. Operating costs increased by $14.4 million, or 9.2%, to $171.6 million for the six months ended June 30, 2007 from $157.2 million for the six months ended June 30, 2006. Operating costs increased as a result of the Transactions by $23.1 million, related to an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions of $24.7 million and a non-cash purchase accounting adjustment for the amortization of unfavorable contracts which reduced operating costs by $1.6 million. Excluding the impact of the Transactions, operating costs were $8.7 million lower than 2006, primarily due to lower product and servicing costs due to a lower member and client base, and improvements in contact center operations.

General and Administrative Expense. General and administrative expense increased by $8.2 million, or 14.8%, to $63.6 million for the six months ended June 30, 2007 from $55.4 million for the six months ended June 30, 2006. Excluding the impact of the Transactions, general and administrative costs were $15.9 million higher in 2007 primarily due to a dividend payment to option holders in the first quarter of 2007, increased costs related to Sarbanes-Oxley compliance and increases in other general expenses. Partially offsetting these increases was the absence of a $7.7 million charge in 2007 related to accrued management retention bonuses in 2006 related to the Transactions.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $49.0 million for the six months ended June 30, 2007 to $159.2 million from $208.2 million for the six months ended June 30, 2006, primarily from recording higher amortization expense in 2006 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense decreased by $5.4 million to $69.0 million for the six months ended June 30, 2007 from $74.4 million for the six months ended June 30, 2006, primarily due to lower deferred financing costs of approximately $10.0 million in 2007 as a result of accelerated expense in 2006 from the bridge loan refinancing along with lower interest expense as a result of prepayments made on our term loan throughout 2006 and 2007. These benefits were partially offset by a less favorable impact of approximately $4.4 million on the interest rate swap in 2007 as compared to 2006 and interest accretion in 2007 from contract rights purchased in December 2006.

Income Tax Expense. Income tax expense increased by $2.3 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily due to the movement in valuation allowances established against deferred tax assets and an increase in current state tax liabilities.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues				Segment EBITDA (1)
	2007	2006	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2007	2006	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$342.5	$225.9	$126.1	$(9.5)	$38.0	$(36.3)	$82.4	$(8.1)
Insurance and package products	186.6	179.9	0.4	6.3	70.9	52.9	0.4	17.6
Loyalty products	26.2	35.3	0.9	(10.0)	6.3	10.4	0.9	(5.0)
Eliminations	(2.4)	(3.3)	—	0.9	—	—	—	—

Total North America	552.9	437.8	127.4	(12.3)	115.2	27.0	83.7	4.5
Affinion International products	100.9	72.4	10.1	18.4	8.1	(1.1)	5.3	3.9

Total products	653.8	510.2	137.5	6.1	123.3	25.9	89.0	8.4
Corporate	—	—	—	—	(8.3)	(1.9)	—	(6.4)

Total	$653.8	$510.2	$137.5	$6.1	115.0	24.0	89.0	2.0

Depreciation and amortization					(159.2)	(208.2)	54.8	(5.8)

Loss from operations					$(44.2)	$(184.2)	$143.8	$(3.8)

(1)

See Covenant Compliance – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures below and Note 9 to the unaudited condensed consolidated financial statements for a discussion on Segment EBITDA.

Affinion North America

Membership Products. Membership products net revenues increased by $116.6 million, or 51.6%, to $342.5 million for the six months ended June 30, 2007 as compared to $225.9 million for the six months ended June 30, 2006. The increase was primarily attributable to a $126.1 million adjustment related to deferred revenue recorded in purchase accounting from the Transactions. Excluding the effects of the Transactions, net revenues decreased $9.5 million primarily due to lower retail member volumes, partially offset by higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail.

Segment EBITDA increased by $74.3 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Segment EBITDA related to the Transactions for the six months ended June 30, 2007 was positively affected by a $73.5 million deferred revenue adjustment recorded in purchase accounting, net of increased prepaid commissions and the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting. Segment EBITDA for 2007 also increased by $7.7 million from the absence in 2007 of management retention bonuses recorded in 2006 and $1.2 million from a non-cash purchase accounting adjustment for the amortization of unfavorable contracts. Excluding the effects of the Transactions, Segment EBITDA decreased by $8.1 million primarily due to the impact of lower net revenues of $9.5 million, which was more than offset by lower commissions, marketing, and product benefit and servicing costs of $10.2 million, including approximately $5.4 million due to lower product and servicing costs associated with a lower membership base and improvements in contact center operations. Segment EBITDA declined due to increased general and administrative costs of $8.8 million, primarily as a result of centralizing certain overhead functions, increased costs related to Sarbanes-Oxley compliance and increases in other general expenses.

Insurance and Package Products. Insurance and package products net revenues increased $6.7 million, or 3.7%, to $186.6 million for the six months ended June 30, 2007 as compared to $179.9 million for the six months ended June 30, 2006 primarily due to an increase in Insurance revenue of $10.2 million, primarily due to lower cost of insurance and the continued increase in revenue per supplemental insured, partially offset by a reduction in Package revenue of $4.0 million, primarily due to lower Package members. In addition, net revenues as a result of the Transactions increased $0.4 million due to a non-cash deferred revenue adjustment recorded in purchase accounting.

Excluding the effects of the Transactions, Segment EBITDA increased by $17.6 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The impact of the increase in net revenues, net of higher commissions and lower marketing costs and the benefit of centralizing certain overhead functions, increased Segment EBITDA by $15.0 million. Additionally, Segment EBITDA increased by $2.6 million due to lower product, servicing and employee expenses. Segment EBITDA related to the Transactions increased $0.4 million from a deferred revenue adjustment as mentioned above.

Loyalty Products. Revenues from Loyalty products decreased by $9.1 million, or 25.8%, for the six months ended June 30, 2007 to $26.2 million as compared to $35.3 million for the six months ended June 30, 2006. Excluding the effects of the Transactions, net revenues decreased $10.0 million, primarily due to the absence in 2007 of royalty revenue of $4.6 million received from the licensing of patents to Cendant in 2006 and $5.4 million due to the combined impact of contract terminations, new programs and growth from existing programs. Net revenues also increased $0.9 million due to a deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA decreased by $4.1 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Excluding the effects of the Transactions, Segment EBITDA decreased by $5.0 million primarily from the absence in 2007 of $4.6 million of royalties received from the licensing of patents to Cendant in 2006. Growth from new and existing programs, combined with lower operating costs, primarily offset the impact of contract terminations noted above. Segment EBITDA related to the Transactions increased $0.9 million from the deferred revenue adjustment described above.

Affinion International

International Products. International products net revenues increased by $28.5 million, or 39.4%, to $100.9 million for the six months ended June 30, 2007 as compared to $72.4 million for the six months ended June 30, 2006. Net revenues excluding the results of the Transactions increased $18.4 million, primarily due to higher revenues of $8.1 million from new program introductions for our new retail offerings, $3.0 million from growth in our package business, and a $7.9 million impact from the weakening of the U.S. dollar. Net revenues also increased $10.1 million from a non-cash deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA increased by $9.2 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Excluding the effect of the Transactions, Segment EBITDA increased $3.9 million primarily as a result of new retail program introductions and growth in our package business. In addition, Segment EBITDA increased $5.3 million as a result of purchase accounting adjustments primarily related to a deferred revenue adjustment, net of commissions, and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

Corporate. For the six months ended June 30, 2007, corporate costs increased by $6.4 million as compared to the six months ended June 30, 2006 primarily due to a dividend payment to option holders in the first quarter of 2007.

Financial Condition, Liquidity and Capital Resources

Financial Condition – June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006	Increase (Decrease)
	(in millions)
Total assets	$1,702.8	$1,889.5	$(186.7)
Total liabilities	2,001.7	2,075.8	(74.1)
Total stockholder’s equity (deficit)	(299.2)	(186.9)	112.3

Total assets decreased approximately $186.7 million due to (i) a decrease in intangible assets of $129.4 million, principally due to amortization expense of $133.0 million, (the intangible assets were acquired as a result of the 2005 Transactions – see Notes 1 and 2 to our unaudited condensed consolidated financial statements), (ii) a decrease of $53.5 million in cash and cash equivalents (see “Liquidity and Capital Resources – Cash Flows”) , (iii) a decrease of $11.0 million in prepaid commissions resulting from a decrease in deferred revenue, and (iv) a decrease in property and equipment of $7.2 million due to depreciation expense for the period in excess of capital expenditures. These decreases were partially offset by (i) an increase in contract rights and list fees of $9.6 million due to an increase in the cost of acquired contract rights in excess of amortization expense of $8.8 million for the period, and (ii) an increase of $2.4 million in restricted cash.

Total liabilities decreased $74.1 million primarily due to (i) a decrease in debt of $49.7 million primarily as a result of $50.0 million of voluntary prepayments on our term loan, (ii) a decrease in accounts payable and accrued expenses of $26.8 million primarily from the timing of certain payments, (iii) a decrease in deferred income taxes of $11.6 million due to the January 1, 2007 implementation of FIN 48, and (iv) a decrease in payables to related parties of $7.6 million due to the timing of certain payments. These decreases were partially offset by a $22.5 million increase in other long-term liabilities principally due to an increase in the cost of acquired contract rights.

Total stockholder’s equity (deficit) decreased by approximately $112.3 million primarily due to a net loss of $113.3 million and an increase in the January 1, 2007 accumulated deficit of $0.9 million related to the adoption of FIN 48, partially offset by a favorable currency effect of $1.9 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the indebtedness incurred in connection with the Transactions. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months.

Cash Flows – Six Months Ended June 30, 2007 and 2006

At June 30, 2007, we had $30.8 million of cash and cash equivalents on hand, a decrease of $51.0 million from $81.8 million at June 30, 2006. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Six Months Ended
	June 30, 2007	June 30, 2006	Change
	(in millions)
Cash provided by (used in):
Operating activities	$17.1	$24.1	$(7.0)
Investing activities	(12.1)	(9.0)	(3.1)
Financing activities	(58.6)	(48.9)	(9.7)
Effect of exchange rate changes	0.1	2.2	(2.1)

Net change in cash and cash equivalents	$(53.5)	$(31.6)	$(21.9)

Operating Activities

During the six months ended June 30, 2007, we generated $7.0 million less cash in operating activities than during the six months ended June 30, 2006. Segment EBITDA, excluding the non-cash impacts of purchase accounting, increased by $2.0 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 (see “Results of Operations”). As monthly memberships begin to reach a stable level as a percentage of all active members within the membership base, the change in deferred revenue net of prepaid commissions (before purchase accounting impacts) has significantly decreased resulting in increased cash flow from operations of approximately $12.7 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase in cash flow was substantially offset by the receipt of profit-sharing receivables from insurance carriers of $14.3 million during the first quarter of 2006 that did not recur in 2007 and the payment of costs associated with the dividend paid to equity holders in the first quarter of 2007.

Investing Activities

We used $3.1 million more cash in investing activities during the six months ended June 30, 2007 as compared to the same period in 2006. Our restricted cash requirements were $2.1 million more in 2007 as compared to 2006 and we also expended $0.7 million for acquisition-related payments in 2007. Capital expenditures were $11.4 million and $11.1 million for the six months ended June 30, 2007 and 2006, respectively.

Financing Activities

We used $9.7 million more cash in financing activities during the six months ended June 30, 2007 as compared to the same period in 2006. During the six months ended June 30, 2007, we made $50.0 million of voluntary prepayments of the term loan and advanced $8.1 million to our parent company for financing costs related to its $350.0 million borrowing in January 2007. In addition, during 2007, one of our majority-owned consolidated subsidiaries made a distribution to its minority shareholder of $0.4 million. During the six months ended June 30, 2006, we made $40.0 million of voluntary prepayments of the term loan. In addition, we issued $355.5 million of our 11  1/2 % Senior Subordinated Notes and an additional $34.0 million of our 10 1/8% Senior Notes. Substantially all of the proceeds from the two debt offerings, net of $10.7 million of financing costs, was used to repay our Bridge Loan plus accrued interest. At June 30, 2007, we have $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million of letters of credit). See Note 4 to the unaudited condensed consolidated financial statements.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt. As of June 30, 2007, we had $1,358.7 million in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10  1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $155.0 million in principal prepayments that we made through June 30, 2007) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At June 30, 2007, we had $302.2 million outstanding under the senior notes (net of premiums and discounts), $705.0 million outstanding under the term loan facility, $351.1 million outstanding under the senior subordinated notes (net of discounts) and $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million of letters of credit).

Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. The senior secured credit facility also generally requires us to prepay borrowings under the term loan with proceeds from asset dispositions, excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future. The remaining balance of the term loan is due and payable in full in 2012. The revolving credit facility is available until 2011. The term loan provides, at our option, for interest rates of a) adjusted LIBOR plus 2.50% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.50%. The revolving credit facility provides, at our option, for interest rates of adjusted LIBOR plus 2.75% or ABR, plus 1.75% subject to downward adjustment based on our senior secured bank leverage ratio, as set forth in the agreement governing the revolving credit facility. Effective January 4, 2007, the senior secured credit facility was amended to decrease the interest rate on the term loan facility by 25 basis points, initially, and to provide for an additional 25 basis point decrease if the corporate family rating of Affinion Group reached B1 or higher by Moody’s and B+ or higher by S&P. The amendment also modified the definition of change of control.

Our senior subordinated bridge loan facility has since been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006 we issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the agreement governing the senior subordinated notes. In addition, on or before October 15, 2008, we may redeem up to 35% of the aggregate principal amount of our senior subordinated notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of our senior subordinated notes initially issued remain outstanding immediately after such redemption. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility and senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

        On October 17, 2005, we issued $270.0 million aggregate principal amount of 10 1/8% Senior Notes and applied the gross proceeds of $266.4 million to finance a portion of the 2005 Transactions. On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of 10 1/8% Senior Notes and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under our bridge loan facility. The interest on our 10 1/8% Senior Notes is payable semi-annually. We may redeem some or all of the 10 1/8% Senior Notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the indenture governing the 10 1/8% Senior Notes. In addition, on or before October 15, 2008, we may redeem up to 35% of the aggregate principal amount of our 10 1/8% Senior Notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of our 10 1/8 % Senior Notes initially issued remain outstanding immediately after such redemption. The 10 1/8% Senior Notes are unsecured obligations. The 10 1/8% Senior Notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility and our 11 1/2% Senior Subordinated Notes. The 10 1/8% Senior Notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of senior notes at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under our senior subordinated bridge loan facility, plus accrued interest, and to pay fees and expenses associated with such issuance. These senior notes were issued as additional notes under the senior notes indenture dated October 17, 2005, and, together with the $270.0 million of senior notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. As of June 30, 2007, the aggregate principal amount outstanding of our senior notes was $304.0 million.

Covenant Compliance

Our credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.50 to 1.0 at June 30, 2007. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.75 to 1.0 at June 30, 2007. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our credit facility, senior notes indenture, and senior subordinated notes indenture. Under our indentures governing the senior notes and the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, since the 2005 Transactions, our cash flow has allowed us to make seven voluntary principal prepayments of the term loan through June 30, 2007 aggregating $155.0 million. Additionally, we made a $25.0 million principal prepayment on August 13, 2007 and we may elect to make additional prepayments if it is beneficial to do so.

Based on management’s expectations of our ability to voluntarily prepay principal during the next twelve months under its term loan, $50.0 million of the term loan has been classified as current portion of long-term debt on the June 30, 2007 unaudited condensed consolidated balance sheet.

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

Set forth below is a reconciliation of our net loss for the twelve months ended June 30, 2007 to Segment EBITDA and Adjusted EBITDA as required by our senior secured credit facility agreement, the indenture governing our senior notes and the indenture governing our senior subordinated notes.

Twelve Months Ended June 30, 2007
(in millions)
Net loss	$(293.4)
Interest expense, net	137.9
Income tax expense	6.8
Minority interests, net of tax	0.2
Depreciation and amortization	347.8

Segment EBITDA	199.3
Effect of the Transactions, reorganizations and non-recurring revenues and gains (a)	39.7
Certain legal costs (b)	1.8
Net cost savings (c)	3.0
Goodwill impairment (d)	15.5
Other, net (e)	13.3

Adjusted EBITDA	$272.6

Interest coverage ratio (f)	2.03
Consolidated leverage ratio (g)	4.91

(a)	Effect of the Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Transactions, prior business reorganizations and non-recurring revenues and gains.
(b)	Certain legal costs—represents legal costs for certain litigation matters.
(c)	Net cost savings—represents the elimination of costs associated with severance incurred.
(d)	Goodwill impairment—represents the 2006 goodwill impairment charge recorded to goodwill ascribed to the loyalty products business.
(e)	Other, net—represents: (i) net changes in other reserves, (ii) the elimination of stock-based compensation expense, and (iii) consulting fees paid to Apollo.
(f)

The interest coverage ratio is defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.50 to 1.0 at June 30, 2007.

(g)

The consolidated leverage ratio is defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.75 to 1.0 at June 30, 2007.

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

Interest Rate Swap

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of our floating rate credit facility into a fixed rate obligation. The notional amount of the swap was $250.0 million at June 30, 2007 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. The purpose of the swap is to maintain our fixed/variable ratio within policy guidelines. The interest rate swap is recorded at fair value either as a non-current asset or a non-current liability. The swap is not designated as a hedging instrument and therefore changes in the fair value are recognized currently in earnings in the accompanying unaudited condensed consolidated statements of operations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for our long-term debt as of June 30, 2007.

	(in millions)

	2007	2008	2009	2010	2011	2012 and Thereafter	Total	Fair Value At June 30, 2007
Fixed rate debt	$0.1	$0.2	$0.1	—	—	$659.5	$659.9	$708.5
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%
Variable rate debt	$50.0	—	—	—	—	$655.0	$705.0	$705.0
Average interest rate (a)	7.86%	7.86%	7.86%	7.86%	7.86%	7.86%
Variable to fixed-interest rate swap (b)								$2.0
Average pay rate	4.83%	4.86%	4.93%	4.97%
Average receive rate	5.34%	5.21%	5.28%	5.43%

(a)	Average interest rate is based on rates in effect at June 30, 2007.
(b)	The fair value of the interest rate swap is included in other non-current assets at June 30, 2007.

We do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2007, there were no significant concentrations of credit risk. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Control and Procedures. We, under the direction of the Chief Executive Officer and the Chief Financial Officer, have established disclosure controls and procedures (“Disclosure Controls”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Disclosure Controls are also intended to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes from the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 1a.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Employment Agreement, dated June 15, 2004 (revised July 30, 2004), by and between Cendant Corporation and Steven Upshaw (incorporated by reference to Exhibit No. 10.38 to Affinion Group Holdings, Inc. Registration Statement on Form S-1/A filed with the SEC on August 3, 2007).

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.

Date: August 13, 2007	By:	/s/ Thomas A. Williams
Thomas A. Williams Executive Vice President and Chief Financial Officer