Form 10-Q
period 2007-09-30
Affinion Group, Inc.
filed 2007-11-14
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 13, 2007 was 100.

i

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(In millions, except share amounts)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$22.5	$84.3
Restricted cash	30.1	28.8
Receivables (net of allowance for doubtful accounts of $1.7 and $2.4, respectively)	69.5	70.7
Receivables from related parties	12.5	15.5
Profit-sharing receivables from insurance carriers	72.0	59.5
Prepaid commissions	59.1	72.5
Income taxes receivable	—	3.2
Other current assets	36.9	39.4

Total current assets	302.6	373.9
Property and equipment, net	89.7	100.0
Contract rights and list fees, net	66.7	62.0
Goodwill	301.7	300.0
Other intangibles, net	811.9	1,005.5
Other non-current assets	48.2	48.1

Total assets	$1,620.8	$1,889.5

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$25.2	$50.2
Accounts payable and accrued expenses	275.9	279.3
Payables to related parties	9.1	11.9
Deferred revenue	253.6	272.3
Deferred income taxes	9.6	11.5
Income taxes payable	3.6	—

Total current liabilities	577.0	625.2
Long-term debt	1,308.7	1,358.2
Deferred income taxes	6.0	20.2
Deferred revenue	42.0	27.7
Other long-term liabilities	58.8	44.5

Total liabilities	1,992.5	2,075.8

Minority interests	0.5	0.6

Commitments and contingencies (Note 6)

Stockholder’s Equity (Deficit):
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	348.8	380.9
Accumulated deficit	(732.0)	(574.5)
Accumulated other comprehensive income	11.0	6.7

Total stockholder’s equity (deficit)	(372.2)	(186.9)

Total liabilities and stockholder’s equity (deficit)	$1,620.8	$1,889.5

See notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net revenues	$330.6	$291.4	$984.4	$801.6

Expenses:
Marketing and commissions	149.3	138.6	452.9	412.2
Operating costs	79.6	81.4	251.2	238.6
General and administrative	25.9	26.4	89.5	81.8
Depreciation and amortization	82.9	106.7	242.1	314.9

Total expenses	337.7	353.1	1,035.7	1,047.5

Loss from operations	(7.1)	(61.7)	(51.3)	(245.9)
Interest income	0.9	1.4	3.6	4.3
Interest expense	(38.7)	(39.3)	(107.7)	(113.7)
Other expense	—	(0.1)	—	(0.1)

Loss before income taxes and minority interests	(44.9)	(99.7)	(155.4)	(355.4)
Income tax (expense) benefit	1.7	1.1	(1.0)	0.7
Minority interests, net of tax	(0.1)	(0.1)	(0.2)	(0.3)

Net loss	$(43.3)	$(98.7)	$(156.6)	$(355.0)

See notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In millions)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Operating Activities
Net loss	$(156.6)	$(355.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	242.1	314.9
Amortization of favorable and unfavorable contracts	(2.2)	2.6
Amortization of debt discount and financing costs	5.0	14.4
Unrealized loss (gain) on interest rate swap	2.2	(1.5)
Stock-based compensation	1.8	7.8
Deferred income taxes	(10.3)	(7.5)
Net change in assets and liabilities:
Restricted cash	(1.1)	(3.4)
Receivables	3.0	(9.0)
Receivables from related parties	3.1	(2.2)
Profit-sharing receivables from insurance carriers	(12.5)	8.6
Prepaid commissions	13.7	(41.5)
Other current assets	3.0	5.5
Contract rights and list fees	(0.9)	(6.9)
Other non-current assets	(5.3)	(4.2)
Accounts payable and accrued expenses	(10.7)	(3.9)
Payables to related parties	(4.9)	1.9
Deferred revenue	(4.6)	165.2
Income taxes receivable and payable	7.4	(1.0)
Other long-term liabilities	(6.9)	(4.3)
Minority interests and other, net	(0.2)	0.5

Net cash provided by operating activities	65.1	81.0

Investing Activities
Capital expenditures	(18.6)	(18.4)
Acquisition-related payment, net of cash acquired	(0.8)	—
Restricted cash	—	2.1

Net cash used in investing activities	(19.4)	(16.3)

Financing Activities
Principal payments on borrowings	(75.1)	(444.0)
Proceeds from borrowings	—	385.7
Deferred financing costs	—	(10.9)
Dividends paid to parent company	(32.1)	—
Distribution to minority shareholder of a subsidiary	(0.4)	—

Net cash used in financing activities	(107.6)	(69.2)

Effect of changes in exchange rates on cash and cash equivalents	0.1	2.4

Net decrease in cash and cash equivalents	(61.8)	(2.1)
Cash and cash equivalents, beginning of period	84.3	113.4

Cash and cash equivalents, end of period	$22.5	$111.3

Supplemental Disclosure of Cash Flow Information:
Interest payments	$80.5	$83.4

Income tax payments	$4.9	$6.3

See notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation – On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125.0 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), the Company’s parent company, and a warrant (fair value of $16.7 million) that is exercisable into 4,437,170 shares of common stock of Affinion Holdings upon the earlier of four years or the achievement by Apollo of certain investment return hurdles, and $38.1 million of transaction-related costs. Pursuant to the purchase agreement, Affinion acquired all of the outstanding capital stock and membership interests of the Predecessor, as well as substantially all of the Predecessor’s assets and liabilities. On September 21, 2007, the Board of Directors of Affinion Holdings approved a 2.1-for-1 stock split of its common stock. Accordingly, all Affinion Holdings share and Affinion Holdings per share amounts have been adjusted to reflect the September 2007 stock split.

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

Business Description – The Company is a leading global provider of comprehensive marketing services and loyalty programs to many of the largest and most respected companies in the world. The Company partners with these leading companies to develop customized marketing programs that provide valuable products and services to their end customers using its creative design and product development capabilities. These products and services enable the Company’s marketing partners to strengthen their customer relationships, as well as generate significant incremental revenue, generally in the form of commission payments. The Company has substantial expertise in deploying various types of media, such as direct mail and the Internet, and bundling unique benefits to offer valuable products and services to the end customers of its marketing partners on a highly targeted basis. The Company provides credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty programs, various checking account and credit card enhancement services and other products and services.

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

2. INTANGIBLE ASSETS

Intangible assets consisted of:

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$761.4	$(357.7)	$403.7
Affinity relationships	581.4	(232.1)	349.3
Proprietary databases and systems	54.2	(34.2)	20.0
Trademarks and tradenames	25.8	(3.4)	22.4
Patents and technology	25.0	(8.5)	16.5

	$1,447.8	$(635.9)	$811.9

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$761.1	$(242.9)	$518.2
Affinity relationships	576.0	(161.7)	414.3
Proprietary databases and systems	52.0	(20.9)	31.1
Trademarks and tradenames	25.5	(2.1)	23.4
Patents and technology	25.0	(6.5)	18.5

	$1,439.6	$(434.1)	$1,005.5

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Member relationships	$38.2	$52.5	$114.7	$158.1
Affinity relationships	23.0	39.7	68.6	107.3
Proprietary databases and systems	4.5	4.4	13.3	13.0
Trademarks and tradenames	0.5	0.5	1.3	1.3
Patents and technology	0.6	(0.7)	1.9	4.8

	$66.8	$96.4	$199.8	$284.5

Based on the Company’s amortizable intangible assets as of September 30, 2007, the Company expects the related amortization expense for 2007 and the four succeeding fiscal years to be $254.1 million in 2007, $195.2 million in 2008, $144.8 million in 2009, $120.2 million in 2010 and $103.8 million in 2011.

Goodwill attributed to each of the Company’s reporting segments is as follows:

	September 30, 2007	December 31, 2006
Membership products	$231.1	$231.1
Insurance and package products	58.3	58.3
International products	12.3	10.6

	$301.7	$300.0

The changes in the Company’s carrying amount of goodwill in 2007 are due to changes in foreign currency exchange rates.

3. CONTRACT RENEWAL RIGHTS AND LIST FEES

Contract rights and list fees consisted of:

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$72.0	$(15.3)	$56.7	$54.7	$(1.8)	$52.9
List fees	12.8	(2.8)	10.0	10.3	(1.2)	9.1

	$84.8	$(18.1)	$66.7	$65.0	$(3.0)	$62.0

Amortization expense for the three and nine months ended September 30, 2007 was $6.1 million and $14.9 million, respectively, of which $0.5 million and $1.6 million, respectively, is included in marketing expense and $5.6 million and $13.3 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations. Amortization expense for the three and nine months ended September 30, 2006 was $0.5 million and $1.3 million, respectively, of which $0.3 million and $0.8 million, respectively, is included in marketing expense and $0.2 million and $0.5 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations. Based on the Company’s contract rights and list fees as of September 30, 2007, the Company expects the related amortization expense for 2007 and the four succeeding years to be approximately $20.1 million in 2007, $20.3 million in 2008, $16.4 million in 2009, $12.0 million in 2010 and $9.4 million in 2011.

4. LONG-TERM DEBT

Long-term debt consisted of:

	September 30, 2007	December 31, 2006
Term loan due 2012	$680.0	$755.0
10 1/8% senior notes due 2013, net of unamortized discount of $1.7 and $2.0, respectively, with an effective interest rate of 10.285%	302.3	302.0
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $4.3 and $4.7, respectively, with an effective interest rate of 11.75%	351.2	350.8
Capital lease obligations	0.4	0.6

Total debt	1,333.9	1,408.4
Less: current portion of long-term debt	(25.2)	(50.2)

Long-term debt	$1,308.7	$1,358.2

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities.

The Affinion Credit Facility is secured by all of the outstanding stock of the Company held by Affinion Holdings and substantially all of the assets of the Company, subject to certain exceptions. Through September 30, 2007, the Company made eight voluntary principal prepayments of the term loan aggregating $180.0 million and, therefore, all of the Company’s mandatory quarterly repayment obligations have been satisfied. The Affinion Credit Facility permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. Effective January 4, 2007, the Affinion Credit Facility was amended to decrease the interest rate on the term loan facility by 25 basis points, initially, and to provide for an additional 25 basis point decrease if the corporate family rating of Affinion Group reached B1 or higher by Moody’s and B+ or higher by S&P. The amendment also modified the definition of change of control. The revolving credit facility carries a commitment fee of 0.5% on the unused amount. As of September 30, 2007 and December 31, 2006, no borrowings were outstanding under the revolving credit facility. As of September 30, 2007, the Company has $98.5 million available for borrowing under the Affinion Credit Facility.

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bear interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes mature on October 15, 2013. The Senior Notes are senior unsecured obligations and rank equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. As discussed in Note 10—Guarantor/Non-Guarantor Supplemental Financial Information, the Senior Notes are guaranteed by certain subsidiaries of the Company. The Senior Notes contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The interest on the Senior Subordinated Notes is payable semi-annually. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment to the Company’s existing and future senior obligations and senior to the Company’s future subordinated obligations. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the Senior Notes as discussed in Note 10—Guarantor/Non-Guarantor Supplemental Financial Information. The Senior Subordinated Notes contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

Through September 30, 2007, the Company had made eight voluntary principal prepayments of the term loan under the Affinion Credit Facility aggregating $180.0 million. Additionally, we made a $25.0 million principal prepayment on November 13, 2007 and we may elect to make additional prepayments if it is beneficial to do so.

As of September 30, 2007, the Company is in compliance with various covenants contained in the Affinion Credit Facility and the indentures that govern the Senior Notes and the Senior Subordinated Notes. Based on management’s expectations of the Company’s ability to voluntarily prepay principal during the next twelve months under its term loan, $25.0 million of the term loan has been classified as current portion of long-term debt on the September 30, 2007 unaudited condensed consolidated balance sheet.

5. INCOME TAXES

The Company’s effective income tax rates for the three and nine months ended September 30, 2007 were 4.1% and (0.6)%, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes and valuation allowances required with respect to the increase in certain net deferred tax assets.

The Company’s effective income tax rates for the three and nine months ended September 30, 2006 were 1.1% and 0.2%, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes and valuation allowances required with respect to the increase in certain net deferred tax assets. Additionally, with respect to the nine months ended September 30, 2006, valuation allowances relating to certain state net deferred tax assets of approximately $1.5 million were reversed in the first quarter of 2006.

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

On November 12, 2002, a class action complaint (the “November 2002 Class Action”) was filed against Sears, Roebuck & Co., Sears National Bank, Cendant Membership Services, Inc., and Allstate Insurance Company in the Circuit Court of Alabama for Greene County alleging, among other things, breach of contract, unjust enrichment, breach of duty of good faith and fair dealing and violations of the Illinois consumer fraud and deceptive practices act. The case was removed to the U.S. District Court for the Northern District of Alabama but was remanded to the Circuit Court of Alabama for Greene County. The Company has filed a motion to compel arbitration, which is still pending.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. Cendant had previously guaranteed the surety bonds issued on behalf of the Predecessor. As of September 30, 2007, the Company provided guarantees for surety bonds totaling approximately $10.9 million and issued letters of credit totaling $1.8 million.

7. STOCK-BASED COMPENSATION

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “Plan”). The Plan authorizes the Board of Directors (the “Board”) to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Options granted under the Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 4.3 million shares of its common stock under the Plan over a ten year period. In January 2007, the Board adopted an amendment to the Plan increasing the number of shares issuable under the Plan to 4.9 million shares. As of September 30, 2007, there were 0.2 million shares available for future grants.

Stock Options

Stock options granted to employees during the nine months ended September 30, 2007 are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Exercise Price	$4.80	$4.80	$4.80
Vesting	Ratably over 5 years*	Ratably after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

The fair value of each option award during the nine months ended September 30, 2007 is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding.

	Tranche A	Tranche B	Tranche C
Expected volatility	43%	47%	48%
Expected life (in years)	6.50	8.43	8.72
Risk-free interest rate	4.40%	4.46%	4.46%
Dividend yield	—%	—%	—%

A summary of option activity relating to options granted to employees is presented below (number of options in thousands):

	Tranche A	Tranche B	Tranche C	Board of Directors
Outstanding at January 1, 2007	2,059	1,029	1,029	276
Granted	29	15	15	—
Exercised	—	—	—	—
Forfeited or expired	(42)	(21)	(21)	—

Outstanding at March 31, 2007	2,046	1,023	1,023	276
Granted	103	51	51	—
Exercised	—	—	—	—
Forfeited or expired	(7)	(3)	(3)	—

Outstanding at June 30, 2007	2,142	1,071	1,071	276
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(7)	(5)	(5)	—

Outstanding at September 30, 2007	2,135	1,066	1,066	276

Vested or expected to vest at September 30, 2007	2,135	1,066	1,066	276

Exercisable at September 30, 2007	347	—	—	276

Weighted average remaining contractual term (years)	8.3	8.3	8.3	8.9
Weighted average grant date fair value per option	$2.38	$2.84	$2.91	$2.63

Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2007 totaled $0.5 million and $1.3 million, respectively. Based on the estimated fair value of options granted, stock-based compensation expense for the three and nine months ended September 30, 2006 totaled $0.7 million and $1.5 million, respectively. As of September 30, 2007, there was $8.1 million of unrecognized compensation cost related to the remaining vesting period of options granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 2.3 years.

In January 2007, Affinion Holdings declared a special dividend on its common stock. As a result of the special dividend, in accordance with the Affinion Group Holdings Inc. 2005 Stock Incentive Plan, Affinion Holdings modified the outstanding stock options to make the option holders whole. The modifications were effected through a distribution to option holders of $5.2 million and an adjustment of the exercise price of the then outstanding options to $1.43. The distribution to option holders was recognized by the Company as compensation expense in the first quarter of 2007.

Restricted Stock

In connection with the Apollo Transactions, the Chief Executive Officer was granted 105,000 shares of restricted stock of Affinion Holdings at a purchase price of $0.01 per share. This award was scheduled to vest 100% after five years of service or earlier upon a change of control of Affinion Holdings. In March 2007, the Board accelerated the vesting date to April 2, 2007. The fair value of this award was estimated to be $0.5 million, based upon the grant date fair value per common share of Affinion Holdings of $4.76 and the remaining unamortized compensation expense was recognized in general and administrative expense as stock-based compensation expense in the first quarter of 2007.

In January 2007, the Board granted 21,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to the Company’s Chief Financial Officer. This award vests 100% upon the earlier of three years of service or a change in control of Affinion Holdings. The fair value of the award is estimated to be $0.2 million, based upon the estimated fair value per share of common stock of Affinion Holdings, and is being amortized on a straight-line basis to general and administrative expense over the service period.

In May 2007, the Board granted 42,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to Affinion International’s Chief Financial Officer. This award vests 100% upon the earlier of three years of service or a change in control of Affinion Holdings. The fair value of the award is estimated to be $0.4 million, based upon the estimated fair value per share of common stock of Affinion Holdings, and is being amortized on a straight-line basis to general and administrative expense over the service period.

A summary of restricted stock activity is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2007	105	$4.76
Granted	21	9.52
Vested	(105)	4.76
Forfeited	—	—

Outstanding restricted unvested awards at March 31, 2007	21	9.52
Granted	42	9.52
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at June 30, 2007	63	9.52
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at September 30, 2007	63	$9.52

Weighted average remaining contractual term (in years)	2.5

Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and nine months ended September 30, 2007 totaled $0.1 million and $0.5 million, respectively. Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and nine months ended September 30, 2006 totaled less than $0.1 million and $0.1 million, respectively. As of September 30, 2007, there was $0.5 million of unrecognized compensation cost related to the remaining vesting period of restricted stock granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 1.3 years.

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

In connection with the Apollo Transactions, the Company entered into a master transition services agreement with certain subsidiaries of Cendant, pursuant to which the Cendant subsidiaries will provide certain services to the Company at cost for different periods of time generally not exceeding two years from the closing of the Apollo Transactions. These services include financial systems support, treasury function services, information technology and telecommunications services, including help desk services. The expense for such services was $0.3 million and $1.0 million for the three and nine months ended September 30, 2007, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company also entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The expense incurred for such services was $0.3 million and $0.9 million for the three and nine months ended September 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations. There was no expense incurred for the three and nine months ended September 30, 2007. The revenue earned for such services was $0.4 million and $0.9 million for the three and nine months ended September 30, 2007, respectively, and $0.7 million and $1.3 million for the three and nine months ended September 30, 2006, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations.

In connection with the Apollo Transactions, the Company granted to Cendant a non-exclusive license to its portfolio of patents relating to online award redemption programs through December 31, 2006. The license included the exclusive right to enforce patents against third parties within the field of i) online sales, marketing and distribution of travel services and products and ii) servicing certain airlines. Cendant paid royalty fees for the exclusive right totaling $11.25 million, payable in five quarterly installments of $2.25 million that began in November 2005 and ended in November 2006. The total amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services, net of purchase accounting related to the Apollo Transactions, reflects a revenue reduction of $2.5 million and revenue of $2.2 million for the three and nine months ended September 30, 2006, respectively. There were no such revenues earned in 2007.

Historically, the Company had arrangements with Cendant and its subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operations support (travel agency support and software licensing) and profit sharing arrangements related to the marketing of certain insurance programs. In connection with the Apollo Transactions, these agreements were terminated and the Company entered into new agreements with Cendant and its subsidiaries that require the parties to provide services similar to those provided prior to the Apollo Transactions. The revenue earned for such services was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2006, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. There were no revenues earned for the three and nine months ended September 30, 2007. The expense incurred for such services was $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The new marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $3.8 million and $8.9 million for the three and nine months ended September 30, 2007, respectively, and $3.8 million and $8.9 million for the three and nine months ended September 30, 2006, respectively, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $2.9 million and $8.8 million for the three and nine months ended September 30, 2007, respectively, and $2.9 million and $8.5 million for the three and nine months ended September 30, 2006, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company entered into a platform services agreement with Travel Distribution Services Group, Inc. (“TDS”), a subsidiary of Cendant, under which, through June 30, 2007, TDS reimbursed the Company for each travel booking fee placed utilizing a third party’s travel service platform in excess of a specified threshold plus reimbursed the Company for platform license fees paid to the third party in excess of a specified threshold. In addition, the Company has the option to use the to-be-developed Orbitz travel membership club platform, if and when developed by TDS, to obtain services related to such platform for the Company’s travel membership clubs by paying TDS a fee per itinerary. The agreement will expire on December 31, 2010 if the Company elects to use such platform by December 31, 2007. However, it will expire on December 31, 2007 if TDS has not developed such platform or the Company has elected not to use such platform by such date. There was no expense reimbursement for such services for the three months ended September 30, 2007 and the expense reimbursement was $0.4 million for the nine months ended September 30, 2007 and was $0.3 million and $0.6 million for the three and nine months ended September 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into a fulfillment and supplier relations services agreement with TDS to use the TDS travel agent tool for booking multiple packages such as airfare and hotel. Pursuant to this agreement, the Company pays TDS a flat fee each year during the term of the agreement and the Company earns referral fees based on the number of travel-related segments booked. The agreement will expire on December 31, 2010. The revenue earned for such services was $0.1 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2006, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services. The expense incurred for such services was $0.6 million and $1.7 million for the three and nine months ended September 30, 2007, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into an agreement pursuant to which it agreed to exclusively use the global distribution system (“GDS”), an on-line booking system, of Galileo, then a subsidiary of Cendant, to make air, hotel or car rental bookings. Pursuant to this agreement, the Company will pay Galileo a flat fee that decreases each year during the term of the agreement and Galileo will pay the Company a fee per travel booking. The agreement will expire on December 31, 2011, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The revenue earned for such services was $0.5 million and $1.7 million for the three and nine months ended September 30, 2007, respectively, and $0.6 million and $2.1 million for the three and nine months ended September 30, 2006, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. The expense incurred for such services was $0.8 million and $2.3 million for the three and nine months ended September 30, 2007, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into an agreement which identifies Avis and Budget (each a former subsidiary of Cendant) as the primary preferred providers of car rental services to its customers (subject to certain exceptions). The Company will receive commissions and royalty fees on certain qualifying rentals. The agreement will expire on December 31, 2007, subject to automatic one year renewal periods, unless either party elects upon thirty days’ prior written notice not to renew the agreement. The total amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.4 million and $1.2 million for the three and nine months ended September 30, 2007, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2006, respectively.

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI will have a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement will expire ten years from its effective date of October 17, 2005, subject to either party’s right to terminate the agreement on or after the third anniversary of its effective date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expense for such services was $1.7 million and $4.7 million for the three and nine months ended September 30, 2007, respectively, and $1.5 million and $4.0 million for the three and nine months ended September 30, 2006, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into agreements pursuant to which it had profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of the Company’s subsidiaries market certain insurance programs and Fairtide provided reinsurance for the related insurance policies provided by a third-party insurer. Those agreements have been terminated effective November 1, 2007 and Fairtide will have no further liability for any claims made under those insurance policies on or after November 1, 2007. The total amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively.

The Company earns referral fees for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.4 million and $0.8 million for the three and nine months ended September 30, 2007, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2006, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amounts expensed related to this consulting agreement were $0.5 million and $1.5 million for the three and nine months ended September 30, 2007 and $0.5 million and $1.5 million for the three and nine months ended September 30, 2006 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services for the three and nine months ended September 30, 2007 were $0.2 million and $0.8 million, respectively, and are included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Net Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Affinion North America
Membership products	$172.6	$145.7	$515.1	$371.6
Insurance and package products	89.3	89.4	275.9	269.3
Loyalty products	14.4	16.1	40.6	51.4
Eliminations	(1.3)	(1.8)	(3.7)	(5.1)

Total North America	275.0	249.4	827.9	687.2
Affinion International products	55.6	42.0	156.5	114.4

	$330.6	$291.4	$984.4	$801.6

Segment EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Affinion North America
Membership products	$30.2	$11.3	$68.2	$(25.0)
Insurance and package products	34.5	31.0	105.4	83.9
Loyalty products	5.0	2.5	11.3	12.9

Total North America	69.7	44.8	184.9	71.8
Affinion International products	6.7	1.4	14.8	0.3

Total products	76.4	46.2	199.7	72.1
Corporate	(0.6)	(1.2)	(8.9)	(3.1)

	$75.8	$45.0	$190.8	$69.0

Provided below is a reconciliation of Segment EBITDA to loss from operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Segment EBITDA	$75.8	$45.0	$190.8	$69.0
Depreciation and amortization	(82.9)	(106.7)	(242.1)	(314.9)

Loss from operations	$(7.1)	$(61.7)	$(51.3)	$(245.9)

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$7.5	$15.0	$—	$22.5
Restricted cash	—	25.8	4.3	—	30.1
Receivables, net	—	37.3	32.2	—	69.5
Receivables from related parties	0.1	12.1	0.3	—	12.5
Profit-sharing receivables from insurance carriers	—	72.0	—	—	72.0
Prepaid commissions	—	49.3	9.8	—	59.1
Other current assets	3.5	16.3	17.1	—	36.9

Total current assets	3.6	220.3	78.7	—	302.6
Property and equipment, net	0.4	80.2	9.1	—	89.7
Contract rights and list fees, net	—	11.1	55.6	—	66.7
Goodwill	—	289.5	12.2	—	301.7
Other intangibles, net	—	741.7	70.2	—	811.9
Deferred income taxes	8.2	(8.2)	—	—	—
Investment in subsidiaries	1,341.1	—	—	(1,341.1)	—
Intercompany receivables	—	358.7	—	(358.7)	—
Intercompany loan	6.3	—	—	(6.3)	—
Other non-current assets	30.6	12.2	5.4	—	48.2

Total assets	$1,390.2	$1,705.5	$231.2	$(1,706.1)	$1,620.8

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$25.0	$0.2	$—	$—	$25.2
Accounts payable and accrued expenses	67.6	143.4	64.9	—	275.9
Payables to related parties	3.6	5.5	—	—	9.1
Deferred revenue	—	222.1	31.5	—	253.6
Deferred income taxes	—	8.8	0.8	—	9.6
Income taxes payable	—	2.3	1.3	—	3.6

Total current liabilities	96.2	382.3	98.5	—	577.0
Long-term debt	1,308.5	0.2	—	—	1,308.7
Deferred income taxes	—	(9.5)	15.5	—	6.0
Deferred revenue	—	30.5	11.5	—	42.0
Intercompany payables	357.2	—	1.5	(358.7)	—
Intercompany loan	—	—	6.3	(6.3)	—
Other long-term liabilities	11.0	13.0	34.8	—	58.8

Total liabilities	1,772.9	416.5	168.1	(365.0)	1,992.5
Minority interests	—	—	0.5	—	0.5
Stockholder’s equity (deficit)	(382.7)	1,289.0	62.6	(1,341.1)	(372.2)

Total liabilities and stockholder’s equity (deficit)	$1,390.2	$1,705.5	$231.2	$(1,706.1)	$1,620.8

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$59.6	$24.7	$—	$84.3
Restricted cash	—	24.7	4.1	—	28.8
Receivables, net	—	40.1	30.6	—	70.7
Receivables from related parties	0.1	15.1	0.4	(0.1)	15.5
Profit-sharing receivables from insurance carriers	—	59.5	—	—	59.5
Prepaid commissions	—	64.6	7.9	—	72.5
Income tax receivable	—	0.7	2.5	—	3.2
Other current assets	0.1	24.4	14.9	—	39.4

Total current assets	0.2	288.7	85.1	(0.1)	373.9
Property and equipment, net	—	88.6	11.4	—	100.0
Contract rights and list fees, net	—	10.6	51.4	—	62.0
Goodwill	—	289.4	10.6	—	300.0
Other intangibles, net	—	925.6	79.9	—	1,005.5
Investment in subsidiaries	1,385.3	—	—	(1,385.3)	—
Intercompany receivables	—	202.4	—	(202.4)	—
Intercompany loan	16.0	—	—	(16.0)	—
Other non-current assets	35.1	7.9	5.1	—	48.1

Total assets	$1,436.6	$1,813.2	$243.5	$(1,603.8)	$1,889.5

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$50.0	$0.2	$—	$—	$50.2
Accounts payable and accrued expenses	22.6	201.5	55.3	(0.1)	279.3
Payables to related parties	2.0	4.3	5.6	—	11.9
Deferred revenue	—	250.8	21.5	—	272.3
Deferred income taxes	—	9.7	1.8	—	11.5

Total current liabilities	74.6	466.5	84.2	(0.1)	625.2
Long-term debt	1,357.8	0.4	—	—	1,358.2
Deferred income taxes	—	(2.0)	22.2	—	20.2
Deferred revenue	—	20.6	7.1	—	27.7
Intercompany payables	197.4	—	5.0	(202.4)	—
Intercompany loans	—	—	16.0	(16.0)	—
Other long-term liabilities	—	12.8	31.7	—	44.5

Total liabilities	1,629.8	498.3	166.2	(218.5)	2,075.8
Minority interests	—	—	0.6	—	0.6
Stockholder’s equity (deficit)	(193.2)	1,314.9	76.7	(1,385.3)	(186.9)

Total liabilities and stockholder’s equity (deficit)	$1,436.6	$1,813.2	$243.5	$(1,603.8)	$1,889.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$275.1	$55.5	$—	$330.6

Expenses:
Marketing and commissions	—	130.3	19.0	—	149.3
Operating costs	—	53.5	26.1	—	79.6
General and administrative	0.6	21.5	3.8	—	25.9
Depreciation and amortization	—	70.6	12.3	—	82.9

Total expenses	0.6	275.9	61.2	—	337.7

Loss from operations	(0.6)	(0.8)	(5.7)	—	(7.1)
Equity in income (loss) of subsidiaries	(5.7)	—	—	5.7	—
Interest income	—	0.6	0.3	—	0.9
Interest income – intercompany	0.3	—	—	(0.3)	—
Interest expense	(37.2)	—	(1.5)	—	(38.7)
Interest expense – intercompany	—	—	(0.3)	0.3	—
Corporate allocations	—	0.9	(0.9)	—	—

Income (loss) before income taxes and minority interests	(43.2)	0.7	(8.1)	5.7	(44.9)
Income tax (expense) benefit	(0.1)	(1.0)	2.8	—	1.7
Minority interests, net of tax	—	—	(0.1)	—	(0.1)

Net loss	$(43.3)	$(0.3)	$(5.4)	$5.7	$(43.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$828.0	$156.4	$—	$984.4

Expenses:
Marketing and commissions	—	401.0	51.9	—	452.9
Operating costs	—	174.4	76.8	—	251.2
General and administrative	8.9	67.6	13.0	—	89.5
Depreciation and amortization	—	210.7	31.4	—	242.1

Total expenses	8.9	853.7	173.1	—	1,035.7

Loss from operations	(8.9)	(25.7)	(16.7)	—	(51.3)
Equity in income (loss) of subsidiaries	(44.4)	—	—	44.4	—
Interest income	—	2.9	0.7	—	3.6
Interest income – intercompany	0.8	—	—	(0.8)	—
Interest expense	(104.1)	(0.1)	(3.5)	—	(107.7)
Interest expense – intercompany	—	—	(0.8)	0.8	—
Corporate allocations	—	2.6	(2.6)	—	—

Income (loss) before income taxes and minority interests	(156.6)	(20.3)	(22.9)	44.4	(155.4)
Income tax (expense) benefit	—	(6.0)	5.0	—	(1.0)
Minority interests, net of tax	—	—	(0.2)	—	(0.2)

Net loss	$(156.6)	$(26.3)	$(18.1)	$44.4	$(156.6)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$249.4	$42.0	$—	$291.4

Expenses:
Marketing and commissions	—	124.3	14.3	—	138.6
Operating costs	—	58.8	22.6	—	81.4
General and administrative	1.2	21.5	3.7	—	26.4
Depreciation and amortization	—	99.4	7.3	—	106.7

Total expenses	1.2	304.0	47.9	—	353.1

Loss from operations	(1.2)	(54.6)	(5.9)	—	(61.7)
Equity in income (loss) of subsidiaries	(62.8)	—	—	62.8	—
Interest income	0.1	1.1	0.2	—	1.4
Interest expense	(39.2)	—	(0.1)	—	(39.3)
Other expense	—	(0.1)	—	—	(0.1)

Loss before income taxes and minority interests	(103.1)	(53.6)	(5.8)	62.8	(99.7)
Income tax (expense) benefit	4.4	(5.2)	1.9	—	1.1
Minority interests, net of tax	—	—	(0.1)	—	(0.1)

Net loss	$(98.7)	$(58.8)	$(4.0)	$62.8	$(98.7)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$687.2	$114.4	$—	$801.6

Expenses:
Marketing and commissions	—	377.3	34.9	—	412.2
Operating costs	—	170.9	67.7	—	238.6
General and administrative	3.1	67.2	11.5	—	81.8
Depreciation and amortization	—	293.4	21.5	—	314.9

Total expenses	3.1	908.8	135.6	—	1,047.5

Loss from operations	(3.1)	(221.6)	(21.2)	—	(245.9)
Equity in income (loss) of subsidiaries	(256.3)	—	—	256.3	—
Interest income	0.3	3.1	0.9	—	4.3
Interest expense	(113.1)	—	(0.6)	—	(113.7)
Other expense	—	(0.1)	—	—	(0.1)

Loss before income taxes and minority interests	(372.2)	(218.6)	(20.9)	256.3	(355.4)
Income tax (expense) benefit	17.2	(22.5)	6.0	—	0.7
Minority interests, net of tax	—	—	(0.3)	—	(0.3)

Net loss	$(355.0)	$(241.1)	$(15.2)	$256.3	$(355.0)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(156.6)	$(26.3)	$(18.1)	$44.4	$(156.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	210.7	31.4	—	242.1
Amortization of favorable and unfavorable contracts	—	(1.7)	(0.5)	—	(2.2)
Amortization of debt discount and financing costs	5.0	—	—	—	5.0
Unrealized gain on interest rate swap	2.2	—	—	—	2.2
Stock-based compensation	1.8	—	—	—	1.8
Equity in income (loss) of subsidiaries	44.4	—	—	(44.4)	—
Deferred income taxes	(0.3)	(0.2)	(9.8)	—	(10.3)
Net change in assets and liabilities:
Restricted cash	—	(1.1)	—	—	(1.1)
Receivables	—	2.8	0.2	—	3.0
Receivables from related parties	—	3.0	0.1	—	3.1
Profit-sharing receivables from insurance carriers	—	(12.5)	—	—	(12.5)
Prepaid commissions	—	15.3	(1.6)	—	13.7
Other current assets	(3.4)	7.8	(1.4)	—	3.0
Contract rights and list fees	—	(0.9)	—	—	(0.9)
Other non-current assets	(0.9)	(4.3)	(0.1)	—	(5.3)
Intercompany receivables and payables	159.8	(156.3)	(3.5)	—	—
Accounts payable and accrued expenses	44.9	(58.2)	2.6	—	(10.7)
Payables to related parties	(0.1)	1.1	(5.9)	—	(4.9)
Deferred revenue	—	(18.7)	14.1	—	(4.6)
Income taxes receivable and payable	0.6	3.0	3.8	—	7.4
Other long-term liabilities	0.3	1.1	(8.3)	—	(6.9)
Minority interests and other, net	(0.4)	0.5	(0.3)	—	(0.2)

Net cash provided by (used in) operating activities	97.3	(34.9)	2.7	—	65.1

Investing Activities
Capital expenditures	(0.2)	(16.3)	(2.1)	—	(18.6)
Acquisition-related payments, net of cash	—	(0.8)	—	—	(0.8)
Restricted cash	—	—	—	—	—

Net cash used in investing activities	(0.2)	(17.1)	(2.1)	—	(19.4)

Financing Activities
Principal payments on borrowings	(75.0)	(0.1)	—	—	(75.1)
Intercompany loan	10.0	—	(10.0)	—	—
Dividends paid to parent company	(32.1)	—	—	—	(32.1)
Distribution to minority shareholder of a subsidiary	—	—	(0.4)	—	(0.4)

Net cash used in financing activities	(97.1)	(0.1)	(10.4)	—	(107.6)

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.1	—	0.1

Net decrease in cash and cash equivalents	—	(52.1)	(9.7)	—	(61.8)
Cash and cash equivalents, beginning of period	—	59.6	24.7	—	84.3

Cash and cash equivalents, end of period	$—	$7.5	$15.0	$—	$22.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In millions)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(355.0)	$(241.1)	$(15.2)	$256.3	$(355.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	293.4	21.5	—	314.9
Amortization of favorable and unfavorable contracts	—	3.1	(0.5)	—	2.6
Amortization of debt discount and financing costs	14.4	—	—	—	14.4
Unrealized gain on interest rate swap	(1.5)	—	—	—	(1.5)
Stock-based compensation	7.8	—	—	—	7.8
Equity in income (loss) of subsidiaries	256.3	—	—	(256.3)	—
Deferred income taxes	(0.2)	3.6	(10.9)	—	(7.5)
Net change in assets and liabilities:
Restricted cash	—	(3.3)	(0.1)	—	(3.4)
Receivables	—	(4.9)	(4.1)	—	(9.0)
Receivables from related parties	—	(2.2)	—	—	(2.2)
Profit-sharing receivables from insurance carriers	—	8.6	—	—	8.6
Prepaid commissions	—	(38.1)	(3.4)	—	(41.5)
Other current assets	(0.5)	3.9	2.1	—	5.5
Contract rights and list fees	—	(6.9)	—	—	(6.9)
Other non-current assets	—	(2.8)	(1.4)	—	(4.2)
Intercompany receivables and payables	110.3	(111.7)	1.4	—	—
Accounts payable and accrued expenses	10.7	(17.9)	3.3	—	(3.9)
Payables to related parties	—	1.8	0.1	—	1.9
Deferred revenue	—	151.9	13.3	—	165.2
Income taxes receivable and payable	—	0.4	(1.4)	—	(1.0)
Other long-term liabilities	—	(3.5)	(0.8)	—	(4.3)
Minority interests and other, net	—	0.4	0.1	—	0.5

Net cash provided by operating activities	42.3	34.7	4.0	—	81.0

Investing Activities
Capital expenditures	—	(17.4)	(1.0)	—	(18.4)
Restricted cash	—	—	2.1	—	2.1

Net cash provided by (used in) investing activities	—	(17.4)	1.1	—	(16.3)

Financing Activities
Principal payments on borrowings	(443.6)	(0.4)	—	—	(444.0)
Proceeds from borrowings	385.7	—	—	—	385.7
Deferred financing costs	(10.9)	—	—	—	(10.9)

Net cash used in financing activities	(68.8)	(0.4)	—	—	(69.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	2.4	—	2.4

Net increase (decrease) in cash and cash equivalents	(26.5)	16.9	7.5	—	(2.1)
Cash and cash equivalents, beginning of period	27.3	66.1	20.0	—	113.4

Cash and cash equivalents, end of period	$0.8	$83.0	$27.5	$—	$111.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2006 and 2005, and for the year ended December 31, 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005 and the Predecessor’s combined financial statements for the period from January 1, 2005 to October 16, 2005 and for the year ended December 31, 2004 included in our Annual Report on Form 10-K and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, results of our operations and changes in our financial condition. The MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2007 and 2006. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2007 and 2006 and our financial condition as of September 30, 2007, as well as a discussion of our liquidity and capital resources.

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

As of September 30, 2007 we had approximately 70 million members and end customers worldwide.

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

We offer all of our products and services through both retail and wholesale arrangements, although on a wholesale basis, currently we primarily provide services and benefits derived from our credit card registration, credit monitoring and identity theft resolution products. In our retail arrangements, we incur marketing expenses to acquire new customers for our subscription-based membership, insurance and package enhancement products with the objective of building highly profitable and predictable recurring future revenue streams and cash flows. More recently, the Company has entered into other retail relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale locations to their customers and the Company receives a membership fee and generally pays the affinity partner related commission expense. For our membership and package enhancement products, these marketing costs are expensed when the campaign is launched, while in our insurance products these costs were capitalized and amortized over 12 years in proportion to the revenue expected to be earned from those campaigns through the date of the Transactions. For periods following the closing of the Transactions, we have changed our accounting policy so that these insurance marketing costs are expensed when the costs are incurred as the campaign is launched, similar to our accounting for the marketing costs associated with our membership and package products. This change will eliminate the historical differences between our actual cash marketing spend and the marketing costs expensed in a period.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In late 2003, we began to expand the types of memberships that we offer to include memberships under monthly payment programs. In the first nine months of 2007, approximately 61% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships remain under the billing terms in which they were originated. As we replace annual memberships with monthly memberships we receive less cash at the beginning of the membership term and, therefore, have lower deferred revenue resulting in temporarily higher Segment EBITDA (as discussed under “—Financial Condition, Liquidity and Capital Resources—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below) than cash flows from operations. We believe that once monthly memberships, as a percentage of all members within the membership base, reach a constant level, Segment EBITDA and cash flows from operations will be more closely aligned.

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

Integration and the 2005 Reorganization. In February 2004, we began integrating the North American membership, insurance and package product operations. The organizational structures supporting these product lines were realigned to combine departments and eliminate redundant functions. We reorganized the sales forces to be more aligned with the needs of our affinity partners and have a unified and comprehensive approach to the North American market. We also combined our marketing and procurement functions to take advantage of the larger scale of the combined businesses. During 2004 and continuing in 2005, as part of this initial integration effort, we incurred approximately $7.4 million of severance and other restructuring costs recorded primarily in general and administrative expense on the combined statements of operations. These severance and other restructuring costs have resulted in approximately $9.7 million of annual ongoing cost savings, a portion of which was realized in 2004, with the majority realized in 2005.

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

The Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (together with the related financings, the “Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125.0 million face value of 125,000 shares of newly issued preferred stock (then fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), our parent company, and a warrant (then fair value of $16.7 million) that is exercisable for 4,437,170 shares of common stock of Affinion Holdings, subject to customary anti-dilution adjustments and $38.1 million of transaction-related costs.

The warrant was exercisable on or after October 17, 2009 (or earlier, if Apollo achieved certain returns on its investment or if a dividend or distribution was paid on Affinion Holdings’ common stock). As a result of a special dividend on its common stock distributed by Affinion Holdings in January 2007, the warrant became exercisable at an exercise price of $10.38 per share. The warrant will expire 30 days after notice is received by the warrant holders from Affinion Holdings that Apollo and its affiliates have received certain specified investment returns.

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

Results of Operations

Supplemental Data

The following table provides data for selected business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Affinion North America
Membership Products:
Retail
Average Members (1) (000’s)	8,011	9,023	8,262	9,248
% Monthly Members	34.8%	36.1%	36.2%	34.3%
% Annual Members	65.2%	63.9%	63.8%	65.7%
Annualized Net Revenue Per Average Member (2)	$74.39	$69.44	$71.31	$66.83
Wholesale
Average Members (1) (000’s)	3,543	3,969	3,652	3,948
Portion for service formerly retail and other (000’s) (3)	2,307	2,109	2,228	2,018
Retail including wholesale formerly retail and other (000’s)	10,318	11,132	10,490	11,266
Global Membership Products:
Retail
Average Members (1)(4) (000’s)	8,236	9,138	8,472	9,324
Annualized Net Revenue Per Average Member(2)	$75.42	$69.73	$72.32	$66.98
Average Retail Members including wholesale formerly retail and other (4) (000’s)	10,543	11,247	10,700	11,342
Insurance and Package Products:
Insurance
Average Basic Insured (1) (000’s)	25,535	27,523	26,078	27,916
Average Supplemental Insured (000’s)	5,053	5,337	5,134	5,332
Annualized Net Revenue Per Supplemental Insured(2)	$51.49	$48.29	$52.27	$47.58
Package
Average Members (1) (000’s)	6,020	6,763	6,226	6,943
Annualized Net Revenue Per Average Member (2)	$13.53	$13.28	$13.56	$13.53
Affinion International
International Products:
Package
Average Members (1) (000’s)	16,365	15,874	16,433	16,900
Annualized Net Revenue Per Average Package Member (2)	$8.52	$7.23	$8.07	$6.79
Other Retail Membership
Average Members (1) (000’s)	1,900	2,338	2,221	2,336
Annualized Net Revenue Per Average Member (2)	$31.79	$21.12	$25.25	$20.98
New Retail Membership
Average Members (1) (000’s)	225	115	210	76
Annualized Net Revenue Per Average Member (2)	$111.95	$91.94	$112.15	$84.78

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

(3)

Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale retail locations to their customers and the Company receives lower annualized price points and pays no related commission expense.

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

Wholesale members include members where we typically receive a monthly service fee to support programs offered by our affinity partners. Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale retail locations to their customers and the Company receives lower annualized price points and pays no related commission expense.

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

Segment EBITDA

Segment EBITDA consists of income from operations before depreciation and amortization. Segment EBITDA is the measure management uses to evaluate segment performance and we present Segment EBITDA to enhance your understanding of our operating performance. We use Segment EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Segment EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Segment EBITDA is not a measurement of financial performance under U.S. GAAP, and Segment EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Segment EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, or as an indicator of cash flows, or as a measure of liquidity.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table summarizes our consolidated results of operations for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Increase (Decrease) Related to the Transaction	Increase (Decrease) Other
	(in millions)
Net revenues	$330.6	$291.4	$41.7	$(2.5)

Expenses:
Marketing and commissions	149.3	138.6	10.4	0.3
Operating costs	79.6	81.4	6.8	(8.6)
General and administrative	25.9	26.4	(2.4)	1.9
Depreciation and amortization	82.9	106.7	(29.6)	5.8

Total expenses	337.7	353.1	(14.8)	(0.6)

Loss from operations	(7.1)	(61.7)	56.5	(1.9)
Interest income	0.9	1.4	—	(0.5)
Interest expense	(38.7)	(39.3)	—	0.6
Other expense	—	(0.1)	—	0.1

Loss before income taxes and minority interests	(44.9)	(99.7)	56.5	(1.7)
Income tax (expense) benefit	1.7	1.1	(1.2)	1.8
Minority interests, net of tax	(0.1)	(0.1)	—	—

Net loss	$(43.3)	$(98.7)	$55.3	$0.1

Overview of Operating Results for the Three Months Ended September 30, 2007

The following is an overview of major changes affecting our operating results for the three months ended September 30, 2007.

Purchase accounting adjustments made in the Transactions had a significant impact on our results of operations for the three months ended September 30, 2007 as compared to September 30, 2006. These entries, which are non-cash in nature, increased net revenues by $41.7 million and reduced loss from operations by $56.5 million. The effect of purchase accounting adjustments related to deferred revenue for the three months ended September 30, 2007 as compared to September 30, 2006 increased net revenues by $37.0 million, marketing and commissions expense by $10.4 million and operating costs by $5.3 million. In addition, the absence in 2007 of amortization of an asset from a favorable contract recorded in September 2006 increased net revenues by $4.7 million, while lower amortization of unfavorable contracts increased operating costs by $1.5 million. We recorded $29.6 million less depreciation and amortization expense for the three months ended September 30, 2007 which positively affected results of operations.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following section provides an overview of our consolidated results of operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Calculated percentages are based on amounts as reported which, for the three months ended September 30, 2007 and 2006, reflect the impact of purchase accounting.

Net Revenues. During the three months ended September 30, 2007, we reported net revenues of $330.6 million, an increase of $39.2 million, or 13.5%, as compared to net revenues of $291.4 million in the comparable 2006 period. Approximately $37.0 million of the increase was due to an adjustment to deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment has been recognized in 2005 and 2006, and such impact will decline in future periods. In addition, net revenues increased by $4.7 million from the absence in 2007 of amortization related to an asset recorded in purchase accounting for a favorable contract. Net revenues excluding the impact of the Transactions decreased $2.5 million primarily due to decreases in Membership products of $7.4 million and Loyalty products of $6.7 million partially offset by increases in International products of $11.3 million. Membership products decreased due to lower retail member volumes which were partially offset by higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail. Loyalty products net revenues decreased due to the absence in 2007 of royalty revenue from a patent license agreement which expired in December 2006 and contract terminations.

International products net revenues increased primarily due to new program introductions for our new retail offerings, growth in the package business and a favorable impact due to the weaker U.S dollar.

Marketing and Commissions Expense. Marketing and commissions expense increased by $10.7 million, or 7.7%, to $149.3 million for the three months ended September 30, 2007 from $138.6 million for the three months ended September 30, 2006. Approximately $10.4 million of the increase was the result of higher commission expense related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues. Excluding the impact of the Transactions, marketing and commissions expense was $0.3 million higher primarily due to higher global marketing spend substantially offset by lower commissions.

Operating Costs. Operating costs decreased by $1.8 million, or 2.2%, to $79.6 million for the three months ended September 30, 2007 from $81.4 million for the three months ended September 30, 2006. Operating costs increased as a result of the Transactions by $6.8 million, primarily related to an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions of $5.3 million and lower amortization related to a non-cash purchase accounting adjustment of unfavorable contracts which increased operating costs by $1.5 million. Excluding the impact of the Transactions, operating costs were $8.6 million lower than 2006, primarily due to lower product and servicing costs due to a lower member and client base, and improvements in contact center operations.

General and Administrative Expense. General and administrative expense decreased by $0.5 million, or 1.9%, to $25.9 million for the three months ended September 30, 2007 from $26.4 million for the three months ended September 30, 2006 primarily due to the absence in 2007 of a $2.4 million charge for accrued management retention bonuses in 2006 related to the Transactions, partially offset by higher general and administrative costs not related to the Transactions of $1.9 million primarily due to increases in other general expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $23.8 million for the three months ended September 30, 2007 to $82.9 million from $106.7 million for the three months ended September 30, 2006, primarily from recording higher amortization expense in 2006 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by an increase in the amortization of contract rights acquired subsequent to the date of the Transactions.

Interest Expense. Interest expense decreased by $0.6 million to $38.7 million for the three months ended September 30, 2007 from $39.3 million for the three months ended September 30, 2006, primarily due to lower net cash interest expense of $2.0 million, principally the result of prepayments made on our term loan throughout 2006 and 2007, along with a more favorable impact of approximately $0.5 million on the interest rate swap in 2007 as compared to 2006. These benefits were partially offset by higher deferred financing costs of $0.5 million and interest accretion of $1.4 million from contract rights purchased in December 2006.

Income Tax Benefit. Income tax benefit increased by $0.6 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 primarily due to the movement in foreign deferred tax assets partially offset by an increase in current state tax liabilities.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended September 30,
	Net Revenues				Segment EBITDA (1)
	2007	2006	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2007	2006	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$172.6	$145.7	$34.3	$(7.4)	$30.2	$11.3	$21.1	$(2.2)
Insurance and package products	89.3	89.4	0.1	(0.2)	34.5	31.0	0.1	3.4
Loyalty products	14.4	16.1	5.0	(6.7)	5.0	2.5	5.0	(2.5)
Eliminations	(1.3)	(1.8)	—	0.5	—	—	—	—

Total North America	275.0	249.4	39.4	(13.8)	69.7	44.8	26.2	(1.3)
Affinion International products	55.6	42.0	2.3	11.3	6.7	1.4	0.7	4.6

Total products	330.6	291.4	41.7	(2.5)	76.4	46.2	26.9	3.3
Corporate	—	—	—	—	(0.6)	(1.2)	—	0.6

Total	$330.6	$291.4	$41.7	$(2.5)	75.8	45.0	26.9	3.9

Depreciation and amortization					(82.9)	(106.7)	29.6	(5.8)

Loss from operations					$(7.1)	$(61.7)	$56.5	$(1.9)

(1)	See Segment EBITDA above and Note 9 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to loss from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $26.9 million, or 18.5%, to $172.6 million for the three months ended September 30, 2007 as compared to $145.7 million for the three months ended September 30, 2006. The increase was primarily attributable to a $34.3 million adjustment related to deferred revenue recorded in purchase accounting from the Transactions. Excluding the effects of the Transactions, net revenues decreased $7.4 million primarily due to lower retail member volumes, partially offset by higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail.

Segment EBITDA increased by $18.9 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Segment EBITDA related to the Transactions for the three months ended September 30, 2007 was positively affected by a $19.9 million deferred revenue adjustment recorded in purchase accounting, net of increased prepaid commissions and the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting. Segment EBITDA for 2007 increased by $2.4 million from the absence in 2007 of management retention bonuses recorded in 2006 while decreasing $1.2 million from the effect of a non-cash purchase accounting adjustment for unfavorable contracts. Excluding the effects of the Transactions, Segment EBITDA decreased by $2.2 million primarily due to lower net revenues of $7.4 million and higher marketing spend, substantially offset by lower commissions, product benefit and servicing costs of $7.2 million, including approximately $3.4 million due to lower product and servicing costs associated with a lower membership base and improvements in contact center operations. Segment EBITDA declined due to increased general and administrative costs of approximately $2.1 million primarily as a result of centralizing certain overhead functions and increases in other general expenses.

Insurance and Package Products. Insurance and package products reported net revenues of $89.3 million for the three months ended September 30, 2007, relatively unchanged as compared to $89.4 million for the three months ended September 30, 2006. Package revenue declined approximately $0.6 million, principally due to lower Package members and was substantially offset by an increase in Insurance revenue of approximately $0.3 million, principally due to the continued increase in net revenue per supplemental insured. In addition, net revenues as a result of the Transactions increased $0.1 million due to a non-cash deferred revenue adjustment recorded in purchase accounting.

Excluding the effects of the Transactions, Segment EBITDA increased by $3.4 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase in Segment EBITDA was primarily due to the timing of marketing spend as compared to the prior period along with an increase of $0.1 million from a deferred revenue adjustment as mentioned above.

Loyalty Products. Revenues from Loyalty products decreased by $1.7 million, or 10.6%, for the three months ended September 30, 2007 to $14.4 million as compared to $16.1 million for the three months ended September 30, 2006. Excluding the effects of the Transactions, net revenues decreased $6.7 million, primarily due to the absence in 2007 of royalty revenue of $2.3 million received from the licensing of patents to Cendant in 2006 and $6.9 million due to contract terminations, including a one-time termination fee of $3.8 million, partially offset by increased revenue of $2.5 million, primarily from new programs and growth from existing programs. Net revenues related to the Transactions increased $5.0 million due to the absence in 2007 of a non-cash $4.7 million purchase accounting adjustment for a favorable contract recorded in 2006, and a deferred revenue adjustment recorded in purchase accounting.

Segment EBITDA increased by $2.5 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Excluding the effects of the Transactions, Segment EBITDA decreased by $2.5 million primarily from the absence in 2007 of $2.3 million of royalties received from the licensing of patents to Cendant in 2006. Growth from new and existing programs combined with lower operating and general and administrative costs effectively offset the impact of contract terminations noted above. Segment EBITDA related to the Transactions increased $5.0 million from the effect of the absence of the favorable contract and deferred revenue adjustments described above.

Affinion International

International Products. International products net revenues increased by $13.6 million, or 32.4%, to $55.6 million for the three months ended September 30, 2007 as compared to $42.0 million for the three months ended September 30, 2006. Net revenues excluding the results of the Transactions increased $11.3 million, primarily due to higher revenues of $3.1 million from new program introductions for our new retail offerings, $3.7 million from growth in our package business, and a $4.0 million impact from the weakening of the U.S. dollar. Net revenues also increased $2.3 million from a non-cash deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA increased by $5.3 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Excluding the effect of the Transactions, Segment EBITDA increased $4.6 million, primarily as a result of growth in our package programs, and the effect of new retail program introductions net of higher marketing spend. In addition, Segment EBITDA increased $0.7 million as a result of purchase accounting adjustments primarily related to a deferred revenue adjustment, net of commissions, and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	(in millions)
Net revenues	$984.4	$801.6	$179.2	$3.6

Expenses:
Marketing and commissions	452.9	412.2	43.5	(2.8)
Operating costs	251.2	238.6	29.9	(17.3)
General and administrative	89.5	81.8	(10.1)	17.8
Depreciation and amortization	242.1	314.9	(84.4)	11.6

Total expenses	1,035.7	1,047.5	(21.1)	9.3

Loss from operations	(51.3)	(245.9)	200.3	(5.7)
Interest income	3.6	4.3	—	(0.7)
Interest expense	(107.7)	(113.7)	—	6.0
Other expense	—	(0.1)	—	0.1

Loss before income taxes and minority interests	(155.4)	(355.4)	200.3	(0.3)
Income tax (expense) benefit	(1.0)	0.7	(3.4)	1.7
Minority interests, net of tax	(0.2)	(0.3)	—	0.1

Net loss	$(156.6)	$(355.0)	$196.9	$1.5

Overview of Operating Results for the Nine Months Ended September 30, 2007

The following is an overview of major changes affecting our operating results for the nine months ended September 30, 2007.

Purchase accounting adjustments made in the Transactions had a significant impact on our results of operations for the nine months ended September 30, 2007 as compared to September 30, 2006. These entries, which are non-cash in nature, increased net revenues by $179.2 million and reduced loss from operations by $200.3 million. The effect of purchase accounting adjustments related to deferred revenue for the nine months ended September 30, 2007 as compared to September 30, 2006 increased net revenues by $174.5 million, marketing and commissions expense by $43.5 million and operating costs by $30.0 million. In addition, the absence in 2007 of amortization of an asset from a favorable contract recorded in September 2006 increased net revenues by $4.7 million, while lower amortization of unfavorable contracts decreased operating costs by $0.1 million. We recorded $84.4 million less depreciation and amortization expense for the nine months ended September 30, 2007 which positively affected results of operations.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following section provides an overview of our consolidated results of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Net Revenues. During the nine months ended September 30, 2007, we reported net revenues of $984.4 million, an increase of $182.8 million, or 22.8%, as compared to net revenues of $801.6 million in the comparable 2006 period. Approximately $174.5 million of the increase was due to an adjustment in deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment has been recognized in 2005 and 2006, and such impact will decline in future periods. In addition, net revenues increased by $4.7 million from the absence in 2007 of amortization related to an asset recorded in purchase accounting for a favorable contract. Net revenues excluding the impact of the Transactions increased $3.6 million, primarily due to increased International products net revenue of $29.7 million and Insurance and package products net revenue of $6.1 million, partially offset by lower Loyalty products and Membership products net revenues of $16.7 million and $16.9 million, respectively. International products net revenues increased primarily due to new retail and other retail program introductions, growth in the package business and a favorable impact due to the weaker U.S. dollar. Insurance and package products net revenues increased due to the continued increase in net revenue per supplemental insured and lower cost of insurance, partially offset by lower Package revenues primarily due to lower Package members. Loyalty products net revenues decreased primarily due to the absence in 2007 of royalty revenue from the licensing of a patent agreement which expired in December 2006 and contract terminations. Membership products net revenues decreased from lower member volumes which were partially offset by higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail.

Marketing and Commissions Expense. Marketing and commissions expense increased by $40.7 million, or 9.9%, to $452.9 million for the nine months ended September 30, 2007 from $412.2 million for the nine months ended September 30, 2006. Marketing and commissions expense increased approximately $43.5 million as a result of higher commission expense from recording non-cash purchase accounting adjustments to prepaid commissions related to deferred revenue. Excluding the impact of the Transactions, marketing and commissions expense was $2.8 million lower, primarily due to lower commissions, offset by an increase in costs from the effect of the weaker U.S. dollar.

Operating Costs. Operating costs increased by $12.6 million, or 5.3%, to $251.2 million for the nine months ended September 30, 2007 from $238.6 million for the nine months ended September 30, 2006. Operating costs increased as a result of the Transactions by $29.9 million, related to an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions of $30.0 million and amortization related to a non-cash purchase accounting adjustment of unfavorable contracts which reduced operating costs by $0.1 million. Excluding the impact of the Transactions, operating costs were $17.3 million lower than 2006, primarily due to lower product and servicing costs due to a lower member and client base and improvements in contact center operations, partially offset by an increase in costs from the effect of the weaker U.S. dollar.

General and Administrative Expense. General and administrative expense increased by $7.7 million, or 9.4%, to $89.5 million for the nine months ended September 30, 2007 from $81.8 million for the nine months ended September 30, 2006. Excluding the impact of the Transactions, general and administrative costs were $17.8 million higher in 2007 primarily due to a dividend payment to option holders in the first quarter of 2007 and increases in other general expenses. Partially offsetting these increases was the absence of a $10.1 million charge in 2007 related to accrued management retention bonuses in 2006 related to the Transactions.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $72.8 million for the nine months ended September 30, 2007 to $242.1 million from $314.9 million for the nine months ended September 30, 2006, primarily from recording higher amortization expense in 2006 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by an increase in the amortization of contract rights acquired subsequent to the date of the Transactions.

Interest Expense. Interest expense decreased by $6.0 million to $107.7 million for the nine months ended September 30, 2007 from $113.7 million for the nine months ended September 30, 2006, primarily due to lower deferred financing costs of approximately $9.5 million in 2007 primarily as a result of accelerated expense in 2006 from the bridge loan refinancing along with lower net cash interest expense of approximately $3.9 million, primarily the result of prepayments made on our term loan throughout 2006 and 2007. These benefits were partially offset by a less favorable impact of approximately $3.2 million on the interest rate swap in 2007 as compared to 2006 and interest accretion of $3.4 million in 2007 from contract rights purchased in December 2006.

Income Tax Expense. Income tax expense increased by $1.7 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily due to the movement in valuation allowances established against deferred tax assets and an increase in current state and foreign tax liabilities.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Nine Months Ended September 30,
	Net Revenues				Segment EBITDA (1)
	2007	2006	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2007	2006	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$515.1	$371.6	$160.4	$(16.9)	$68.2	$(25.0)	$103.5	$(10.3)
Insurance and package products	275.9	269.3	0.5	6.1	105.4	83.9	0.5	21.0
Loyalty products	40.6	51.4	5.9	(16.7)	11.3	12.9	5.9	(7.5)
Eliminations	(3.7)	(5.1)	—	1.4	—	—	—	—

Total North America	827.9	687.2	166.8	(26.1)	184.9	71.8	109.9	3.2
Affinion International products	156.5	114.4	12.4	29.7	14.8	0.3	6.0	8.5

Total products	984.4	801.6	179.2	3.6	199.7	72.1	115.9	11.7
Corporate	—	—	—	—	(8.9)	(3.1)	—	(5.8)

Total	$984.4	$801.6	$179.2	$3.6	190.8	69.0	115.9	5.9

Depreciation and amortization					(242.1)	(314.9)	84.4	(11.6)

Loss from operations					$(51.3)	$(245.9)	$200.3	$(5.7)

(1)	See Segment EBITDA above and Note 9 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to loss from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $143.5 million, or 38.6%, to $515.1 million for the nine months ended September 30, 2007 as compared to $371.6 million for the nine months ended September 30, 2006. The increase was primarily attributable to a $160.4 million adjustment related to deferred revenue recorded in purchase accounting from the Transactions. Excluding the effects of the Transactions, net revenues decreased $16.9 million primarily due to lower retail member volumes, partially offset by higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail.

Segment EBITDA increased by $93.2 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Segment EBITDA related to the Transactions for the nine months ended September 30, 2007 was positively affected by a $93.4 million deferred revenue adjustment recorded in purchase accounting, net of increased prepaid commissions and the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting. Segment EBITDA for 2007 also increased by $10.1 million from the absence in 2007 of management retention bonuses recorded in 2006. Excluding the effects of the Transactions, Segment EBITDA decreased by $10.3 million primarily due to the impact of lower net revenues of $16.9 million, which was more than offset by lower commissions and product benefit and servicing costs of $17.4 million, including approximately $8.8 million due to lower product and servicing costs associated with a lower membership base and improvements in contact center operations. Segment EBITDA declined due to increased general and administrative costs of $10.9 million, primarily as a result of centralizing certain overhead functions and increases in other general expenses.

Insurance and Package Products. Insurance and package products net revenues increased $6.6 million, or 2.5%, to $275.9 million for the nine months ended September 30, 2007 as compared to $269.3 million for the nine months ended September 30, 2006, primarily due to an increase in Insurance revenue of $10.5 million, as a result of the lower cost of insurance and the continued increase in net revenue per supplemental insured, partially offset by a reduction in Package revenue of $4.6 million, primarily due to lower Package members. In addition, net revenues as a result of the Transactions increased $0.5 million due to a non-cash deferred revenue adjustment recorded in purchase accounting.

Excluding the effects of the Transactions, Segment EBITDA increased by $21.0 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The impact of the increase in net revenues, net of higher commissions and lower marketing costs and the benefit of centralizing certain overhead functions, increased Segment EBITDA by $18.2 million. Additionally, Segment EBITDA increased by $2.8 million due to lower product, servicing and employee expenses. Segment EBITDA related to the Transactions increased $0.5 million from a deferred revenue adjustment described above.

Loyalty Products. Revenues from Loyalty products decreased by $10.8 million, or 21.0%, for the nine months ended September 30, 2007 to $40.6 million as compared to $51.4 million for the nine months ended September 30, 2006. Excluding the effects of the Transactions, net revenues decreased $16.7 million, primarily due to the absence in 2007 of royalty revenue of $7.0 million received from the licensing of patents in 2006 and $15.8 million due to contract terminations, including a one-time termination fee of $3.8 million, partially offset by $6.1 million of new programs and growth from existing programs. Net revenues related to the Transactions also increased $5.9 million due to the absence in 2007 of a purchase accounting adjustment recorded for a favorable contract in 2006 for $4.7 million and a $1.2 million deferred revenue adjustment recorded in purchase accounting.

Segment EBITDA decreased by $1.6 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Excluding the effects of the Transactions, Segment EBITDA decreased by $7.5 million primarily from the absence in 2007 of $7.0 million of royalties received from the licensing of patents in 2006. Growth from new and existing programs, combined with lower operating and general and administrative costs, primarily offset the impact of contract terminations noted above. Segment EBITDA related to the Transactions increased $5.9 million from the effect of the favorable contract adjustment and the deferred revenue adjustment described above.

Affinion International

International Products. International products net revenues increased by $42.1 million, or 36.8%, to $156.5 million for the nine months ended September 30, 2007 as compared to $114.4 million for the nine months ended September 30, 2006. Net revenues excluding the results of the Transactions increased $29.7 million, primarily due to higher revenues of $11.2 million from new program introductions for our new retail offerings, $6.7 million from growth in our package business, and $11.9 million from the weakening of the U.S. dollar. Net revenues also increased $12.4 million from a non-cash deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA increased by $14.5 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Excluding the effect of the Transactions, Segment EBITDA increased $8.5 million primarily as a result of new retail program introductions and growth in our package business. In addition, Segment EBITDA increased $6.0 million as a result of purchase accounting adjustments primarily related to a deferred revenue adjustment, net of commissions, and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

Corporate.

For the nine months ended September 30, 2007, corporate costs increased by $5.8 million as compared to the nine months ended September 30, 2006 primarily due to a dividend payment to option holders in the first quarter of 2007.

Financial Condition, Liquidity and Capital Resources

Financial Condition – September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006	Increase (Decrease)
	(in millions)
Total assets	$1,620.8	$1,889.5	$(268.7)
Total liabilities	1,992.5	2,075.8	(83.3)
Total stockholder’s equity (deficit)	(372.2)	(186.9)	(185.3)

Total assets decreased $268.7 million due to (i) a net decrease in intangible assets of $193.6 million, principally due to amortization expense of $199.8 million (substantially all of the intangible assets were acquired as a result of the Transactions – see Notes 1 and 2 to our unaudited condensed consolidated financial statements), (ii) a decrease of $61.8 million in cash and cash equivalents (see “Liquidity and Capital Resources—Cash Flows”) , (iii) a decrease of $13.4 million in prepaid commissions resulting from a decrease in deferred revenue, and (iv) a net decrease in property and equipment of $10.3 million due to depreciation expense for the period in excess of capital expenditures. These decreases were partially offset by (i) an increase in profit-sharing receivables from insurance carriers of $12.5 million due to the timing of receipts from the insurance carriers, and (ii) an increase in contract rights and list fees of $4.7 million due to an increase in the cost of acquired contract rights in excess of amortization expense of $14.5 million for the period.

Total liabilities decreased $83.3 million primarily due to (i) a decrease in debt of $74.5 million primarily as a result of $75.0 million of voluntary prepayments on our term loan, (ii) a decrease in non-current deferred income taxes of $14.2 million principally due to the January 1, 2007 implementation of FIN 48 and (iii) a decrease in payables to related parties of $2.8 million due to the timing of certain payments. These decreases were partially offset by a $14.3 million increase in other long-term liabilities principally due to an increase in the cost of acquired contract rights.

Total stockholder’s equity (deficit) decreased by $185.3 million primarily due to a net loss of $156.6 million, dividend payments to the Company’s parent of $32.1 million and an increase in the January 1, 2007 accumulated deficit of $0.9 million related to the adoption of FIN 48, partially offset by a favorable currency effect of $4.3 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the indebtedness incurred in connection with the Transactions. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future.

Cash Flows – Nine Months Ended September 30, 2007 and 2006

At September 30, 2007, we had $22.5 million of cash and cash equivalents on hand, a decrease of $88.8 million from $111.3 million at September 30, 2006. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Nine Months Ended
	September 30, 2007	September 30, 2006	Change
	(in millions)
Cash provided by (used in):
Operating activities	$65.1	$81.0	$(15.9)
Investing activities	(19.4)	(16.3)	(3.1)
Financing activities	(107.6)	(69.2)	(38.4)
Effect of exchange rate changes	0.1	2.4	(2.3)

Net change in cash and cash equivalents	$(61.8)	$(2.1)	$(59.7)

Operating Activities

During the nine months ended September 30, 2007, we generated $15.9 million less cash in operating activities than during the nine months ended September 30, 2006. Segment EBITDA, excluding the non-cash impacts of purchase accounting, increased by $5.9 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 (see “Results of Operations”). As monthly memberships begin to reach a stable level as a percentage of all active members within the membership base, the change in deferred revenue net of prepaid commissions (before purchase accounting impacts) has significantly decreased resulting in increased cash flow from operations of approximately $32.0 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase in cash flow was more than offset by the receipt of profit-sharing receivables from insurance carriers of $21.6 million and a $3.8 million contract termination payment during the first nine months of 2006 that did not recur in 2007, the payment of costs associated with the dividend paid to equity holders in the first quarter of 2007, payments of $5.6 million in 2007 relating to settlement of the AG matter and $4.8 million of payments to state taxing authorities in 2007 relating to unclaimed property.

Investing Activities

We used $3.1 million more cash in investing activities during the nine months ended September 30, 2007 as compared to the same period in 2006. Our restricted cash requirements were $2.1 million more in 2007 as compared to 2006 and we also expended $0.8 million for acquisition-related payments in 2007. Capital expenditures were $18.6 million and $18.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Financing Activities

We used $38.4 million more cash in financing activities during the nine months ended September 30, 2007 as compared to the same period in 2006. During the nine months ended September 30, 2007, we made $75.0 million of voluntary prepayments of the term loan and paid dividends to our parent of $32.1 million. In addition, during 2007, one of our majority-owned consolidated subsidiaries made a distribution to its minority shareholder of $0.4 million. During the nine months ended September 30, 2006, we made $60.0 million of voluntary prepayments of the term loan. In addition, we issued $355.5 million of our 11  1/2% Senior Subordinated Notes and an additional $34.0 million of our 10  1/8% Senior Notes. Substantially all of the proceeds from the two debt offerings, net of $10.9 million of financing costs, was used to repay our bridge loan plus accrued interest. At September 30, 2007, we have $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million of letters of credit). See Note 4 to the unaudited condensed consolidated financial statements.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt. As of September 30, 2007, we had $1,333.9 million in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10  1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $180.0 million in principal prepayments that we made through September 30, 2007) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At September 30, 2007, we had $302.3 million outstanding under the senior notes (net of premiums and discounts), $680.0 million outstanding under the term loan facility, $351.2 million outstanding under the senior subordinated notes (net of discounts) and $98.5 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million of letters of credit).

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

Our senior subordinated bridge loan facility has since been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006 we issued $355.5 million aggregate principal amount of 11  1/2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the agreement governing the senior subordinated notes. In addition, on or before October 15, 2008, we may redeem up to 35% of the aggregate principal amount of our senior subordinated notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of our senior subordinated notes initially issued remain outstanding immediately after such redemption. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility and senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. As of September 30, 2007, the aggregate amount principal amount outstanding of our senior subordinated notes was $355.5 million.

On October 17, 2005, we issued $270.0 million aggregate principal amount of 10  1/8% senior notes and applied the gross proceeds of $266.4 million to finance a portion of the Transactions. On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of 10  1/8% senior notes and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under our bridge loan facility. The interest on our 10  1/8% senior notes is payable semi-annually. We may redeem some or all of the 10  1/8% senior notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the indenture governing the 10  1/8% senior notes. In addition, on or before October 15, 2008, we may redeem up to 35% of the aggregate principal amount of our 10  1/8% senior notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of our 10  1/8% senior notes initially issued remain outstanding immediately after such redemption. The 10  1/8% senior notes are unsecured obligations. The 10  1/8% senior notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility and our 11  1/2% senior subordinated notes. The 10  1/8% senior notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of senior notes at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under our senior subordinated bridge loan facility, plus accrued interest, and to pay fees and expenses associated with such issuance. These senior notes were issued as additional notes under the senior notes indenture dated October 17, 2005, and, together with the $270.0 million of senior notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. As of September 30, 2007, the aggregate principal amount outstanding of our senior notes was $304.0 million.

Covenant Compliance

Our credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.55 to 1.0 at September 30, 2007. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.50 to 1.0 at September 30, 2007. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our credit facility, senior notes indenture, and senior subordinated notes indenture. Under our indentures governing the senior notes and the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, since the Transactions, our cash flow has allowed us to make eight voluntary principal prepayments of the term loan through September 30, 2007 aggregating $180.0 million. Additionally, we made a $25.0 million principal prepayment on November 13, 2007 and we may elect to make additional prepayments if it is beneficial to do so.

Based on management’s expectations of our ability to voluntarily prepay principal during the next twelve months under its term loan, $25.0 million of the term loan has been classified as current portion of long-term debt on the September 30, 2007 unaudited condensed consolidated balance sheet.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA consists of income from operations before depreciation and amortization further adjusted to exclude non-cash and unusual items and other adjustments permitted in our debt agreements to test the permissibility of certain types of transactions, including debt incurrence. We believe that the inclusion of Adjusted EBITDA is appropriate as a liquidity measure. Adjusted EBITDA is not a measurement of liquidity or financial performance under U.S. GAAP and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Adjusted EBITDA as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, as an indicator of cash flows, as a measure of liquidity, as an alternative to operating or net income determined in accordance with U.S. GAAP or as an indicator of operating performance.

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended September 30, 2007 to Adjusted EBITDA.

Twelve Months Ended September 30, 2007 (a)
(in millions)
Net cash provided by operating activities	$82.4
Interest expense, net	137.8
Income tax expense	8.0
Amortization of favorable and unfavorable contracts	1.7
Amortization of debt discount and financing costs	(6.5)
Unrealized loss on interest rate swap	(2.0)
Deferred income taxes	(0.6)
Changes in assets and liabilities	27.5
Effect of the Transactions, reorganizations, certain legal costs and net cost savings (b)	11.7
Other, net (c)	9.7

Adjusted EBITDA	$269.7

(a)

Represents consolidated financial data for the year ended December 31, 2006, minus consolidated financial data for the nine months ended September 30, 2006, plus consolidated financial data for the nine months ended September 30, 2007.

(b)	Eliminates the effect of the Transactions, prior business reorganizations, non-recurring revenue and gains, legal expenses for certain legal matters and certain severance costs.
(c)

Eliminates the stock-based compensation incurred in connection with the January 2007 special dividend declared by Affinion Group Holdings, Inc., non-recurring Sarbanes-Oxley implementation costs, a $2 million annual consulting fee paid to Apollo and certain other costs.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended September 30, 2007 to Adjusted EBITDA as required by our senior secured credit facility agreement, the indenture governing our senior notes and the indenture governing our senior subordinated notes.

Twelve Months Ended September 30, 2007
(in millions)
Net loss	$(239.8)
Interest expense, net	137.8
Income tax expense	8.0
Minority interests, net of tax	0.2
Other (income) expense, net	(0.1)
Depreciation and amortization	324.0
Effect of the Transactions, reorganizations and non-recurring revenues and gains (a)	7.1
Certain legal costs (b)	2.0
Net cost savings (c)	2.9
Goodwill impairment (d)	15.5
Other, net (e)	12.1

Adjusted EBITDA	$269.7

Interest coverage ratio (f)	2.03
Consolidated leverage ratio (g)	4.88
Fixed charge coverage ratio (h)	2.04

(a)	Effect of the Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Transactions, prior business reorganizations and non-recurring revenues and gains.
(b)	Certain legal costs—represents legal costs for certain litigation matters.
(c)	Net cost savings—represents the elimination of costs associated with severance incurred.
(d)	Goodwill impairment—represents the 2006 goodwill impairment charge recorded to goodwill ascribed to the loyalty products business.
(e)	Other, net—represents: (i) net changes in other reserves, (ii) the elimination of stock-based compensation expense, and (iii) consulting fees paid to Apollo.
(f)

The interest coverage ratio is defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.55 to 1.0 at September 30, 2007.

(g)

The consolidated leverage ratio is defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.50 to 1.0 at September 30, 2007.

(h)

The fixed charge coverage ratio is defined in the indentures governing the senior notes and the senior subordinated notes (Consolidated Cash Flows, as defined, which is equivalent to Adjusted EBITDA (as defined in the Affinion Credit Facility), to fixed charges, as defined).

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

Interest Rate Swap

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of our floating rate credit facility into a fixed rate obligation. The notional amount of the swap was $250.0 million at September 30, 2007 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. The purpose of the swap is to maintain our fixed/variable ratio within policy guidelines. The interest rate swap is recorded at fair value either as a non-current asset or a non-current liability. The swap is not designated as a hedging instrument and therefore changes in the fair value are recognized currently in earnings in the accompanying unaudited condensed consolidated statements of operations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for our long-term debt as of September 30, 2007.

	(in millions)
	2007	2008	2009	2010	2011	2012 and Thereafter	Total	Fair Value At September 30, 2007
Fixed rate debt	$0.1	$0.2	$0.1	—	—	$659.5	$659.9	$694.4
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%
Variable rate debt	$25.0	—	—	—	—	$655.0	$680.0	$680.0
Average interest rate (a)	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Variable to fixed-interest rate swap (b)								$1.2
Average pay rate	4.83%	4.86%	4.93%	4.97%
Average receive rate	5.20%	4.48%	4.45%	4.79%

(a)	Average interest rate is based on rates in effect at September 30, 2007.
(b)	The fair value of the interest rate swap is included in other non-current liabilities at September 30, 2007.

We do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of September 30, 2007, there were no significant concentrations of credit risk. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

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

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Employment Agreements

Effective November 9, 2007, we and Affinion Group Holdings, Inc. (“Holdings”) entered into amended and restated employment agreements with each of the following officers: Messrs. Nathaniel J. Lipman, Thomas A. Williams, Robert G. Rooney, Thomas J. Rusin and Todd H. Siegel. The amended and restated employment agreements supersede each such officer’s current employment agreement and are intended to comply with the requirements of the final regulations promulgated under Section 409A of the Internal Revenue Code of 1986, as amended. In this section, all references to “we,” “our” and “us” refer collectively to Affinion Group, Inc. and Affinion Group Holdings, Inc. The material terms of the amended and restated employment agreements are described below.

Nathaniel J. Lipman. Under his amended and restated employment agreement, Mr. Lipman continues to serve as our Chairman of the Board, President and Chief Executive Officer. The initial term of the new employment agreement is from November 9, 2007 through October 17, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Effective October 1, 2007, Mr. Lipman’s annual base salary is $585,000, subject to annual review and increases. Mr. Lipman is also eligible for an annual target bonus of 125% of his base salary, subject to the attainment of performance goals established by our compensation committee under our annual incentive plan. For fiscal year 2008, his annual target bonus will be 150% of his annual base salary.

If Mr. Lipman’s employment is terminated by us without “cause” (including, for purposes of his entitlements under the amended and restated employment agreement only, the termination of his employment upon the expiration of the employment term due to our timely nonrenewal of the agreement) or he terminates his employment with us for “good reason” (each as defined in the agreement), we will pay Mr. Lipman, as severance pay, an amount equal to 200% of the aggregate amount of his annual base salary and target bonus, payable in eight quarterly installments commencing on the date of termination. If Mr. Lipman’s employment is terminated due to his death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. Under his prior employment, Mr. Lipman was not entitled to a severance payment if we timely exercised our right not to renew the employment term.

Thomas A. Williams. Under his amended and restated employment agreement, Mr. Williams continues to serve as an Executive Vice President and our Chief Financial Officer. The initial term of the new agreement is from November 9, 2007 through January 1, 2010. After the initial term, the new agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Mr. William’s annual base salary is $350,000, subject to annual review and increases. Mr. Williams is also eligible for an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by our compensation committee under our annual incentive plan.

If Mr. Williams’ employment is terminated by us without “cause” (including, for purposes of his entitlements under the amended and restated employment agreement only, the termination of his employment upon the expiration of the employment term due to our timely nonrenewal of the agreement) or he terminates his employment with us for “good reason” (each as defined in the agreement), we will pay Mr. Williams, as severance pay, the sum of 100% of his annual base salary and his target bonus, payable in six quarterly installments commencing on the date of termination. If Mr. Williams’ employment is terminated due to his death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. Under his prior employment, Mr. Williams was not entitled to a severance payment if we timely exercised our right not to renew the employment term. Mr. Williams remains obligated to repay his sign-on bonus if his employment terminates under certain circumstances prior to December 31, 2007.

Robert G. Rooney. Under his amended and restated employment agreement, Mr. Rooney continues to serve as an Executive Vice President and our Chief Operating Officer. The initial term of the agreement is from November 9, 2007 through June 15, 2010. After the initial term, the employment agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Mr. Rooney’s annual base salary is $334,750, subject to annual review and increases. Mr. Rooney is eligible to receive an annual target bonus of 100% of his base salary for 2007, subject to the attainment of performance goals established by our compensation committee under our annual incentive plan.

If Mr. Rooney’s employment is terminated by us without “cause” (including, for purposes of his entitlements under the amended and restated employment agreement only, the termination of his employment upon the expiration of the employment term due to our timely nonrenewal of the agreement) or he terminates his employment with us for “good reason” (each as defined in the agreement), we will pay Mr. Rooney, as severance pay, the sum of 100% of his annual base salary and his target bonus, payable in six quarterly installments commencing on the date of termination (payment was in a lump sum under the prior agreement). If Mr. Rooney’s employment is terminated due to his death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. Under his prior employment agreement, Mr. Rooney was not entitled to any severance payment if we timely exercised our right not to renew the employment term or if his employment was terminated due to his death or disability.

Thomas J. Rusin. Under his amended and restated employment agreement, Mr. Rusin continues to serve as our President and Chief Executive Officer, North America. The initial term of the agreement is November 9, 2007 through June 1, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Mr. Rusin’s annual base salary is $290,000, subject to annual review and increases. Mr. Rusin is also eligible for an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by our compensation committee under our annual incentive plan.

If Mr. Rusin’s employment is terminated by us without “cause” (including, for purposes of his entitlements under the amended and restated employment agreement only, the termination of his employment upon the expiration of the employment term due to our timely nonrenewal of the agreement) or he terminates his employment with us for “good reason” (each as defined in the agreement), we will pay Mr. Rusin, as severance pay, the sum of 100% of his annual base salary and his target bonus, payable in six quarterly installments commencing on the date of termination (payment was in a lump sum under the prior agreement). If Mr. Rusin’s employment is terminated due to his death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. Under his prior employment agreement, Mr. Rusin was not entitled to any severance payment if we timely exercised our right not to renew the employment term.

Todd H. Siegel. Under his amended and restated employment agreement, Mr. Siegel continues to serve as an Executive Vice President and our General Counsel. The initial term of the new agreement is November 9 through June 1, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Mr. Siegel’s annual base salary is $275,000, subject to annual review and increases. Mr. Siegel is also eligible for an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by our compensation committee under our annual incentive plan.

If Mr. Siegel’s employment is terminated by us without “cause” (including, for purposes of his entitlements under the amended and restated employment agreement only, the termination of his employment upon the expiration of the employment term due to our timely nonrenewal of the agreement) or he terminates his employment with us for “good reason” (each as defined in the agreement), we will pay Mr. Siegel, as severance pay, the sum of 100% of his annual base salary and his target bonus, payable in six quarterly installments commencing on the date of termination (payment was in a lump sum under the prior agreement). If Mr. Siegel’s employment is terminated due to his death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. Under his prior employment agreement, Mr. Siegel was not entitled to any severance payment if we timely exercised our right not to renew the employment term.

Restrictive Covenants. Each of the officers is subject to restrictive covenants contained in their amended and restated employment agreements, which are identical to covenants to which they are subject in their capacity as shareholders under the Management Investor Rights Agreement. Each officer is prohibited from soliciting our employees, customers, suppliers, and licensees for three (3) years following his or her termination of employment and prohibited from competing with us and our affiliates for two (2) years following termination of employment. Each officer is also subject to post-termination nondisclosure obligations relating to confidential company information. The officers are only entitled to receive the above described severance payments so long as they comply with these restrictive covenants.

The amended and restated employment agreements described above have been filed as exhibits to this Form 10-Q.

2007 Stock Award Plan

Effective November 9, 2007, the board of directors of Holdings adopted the 2007 Stock Award Plan. Below is a description of the material features and provisions of the plan.

Administration. The compensation committee of Holdings’ board of directors administers the 2007 Stock Award Plan. The compensation committee of Holdings’ board of directors has full discretion to administer and interpret the 2007 Stock Award Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable. The compensation committee of Holdings’ board of directors has the authority to determine the terms and conditions of any agreements evidencing any awards granted under the 2007 Stock Award Plan, including, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.

Eligibility. Employees, directors, officers, advisors or consultants of Holdings and those of its affiliates are eligible to participate in the 2007 Stock Award Plan. The compensation committee of Holdings’ board of directors has the sole and complete authority to determine who will be granted an award under the 2007 Stock Award Plan, however it may delegate such authority to one or more officers.

Number of Shares Authorized. The 2007 Stock Award Plan provides for an aggregate of 10,000,000 shares of Holdings common stock to be available for awards. No participant may be granted awards of options and stock appreciation rights with respect to more than 2,500,000 shares of Holdings common stock in any one year. No more than 2,500,000 shares of Holdings common stock may be awarded under the 2007 Stock Award Plan to any participant during any single year with respect to performance compensation awards in any one performance period or to the extent such performance compensation awards are paid in other than in shares of Holdings common stock, an amount no greater than the fair market value of 2,500,000 shares of such Holdings common stock. The maximum amount payable pursuant to a cash bonus for an individual employee or officer under the 2007 Stock Award Plan for any single year during a performance period is $15,000,000. If any award is forfeited or if any option terminates, expires or lapses without being exercised, shares of Holdings common stock subject to such award will again be made available for future grant. Shares that are used to pay the exercise price of an option or that are withheld to satisfy the participant’s tax withholding obligation will not be available for re-grant under the 2007 Stock Award Plan. If there is any change in Holdings’ corporate capitalization, the compensation committee, in its sole discretion, may make substitutions or adjustments to the number of shares reserved for issuance under the 2007 Stock Award Plan, the number of shares covered by awards then outstanding under the 2007 Stock Award Plan, the limitations on awards under the 2007 Stock Award Plan, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate.

The 2007 Stock Award Plan has a term of ten years and no further awards may be granted under the 2007 Stock Award Plan after that date.

Awards Available for Grant. The compensation committee of Holdings’ board of directors may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

Options. The compensation committee of Holdings’ board of directors is authorized to grant options to purchase shares of Holdings common stock that are either “qualified,” meaning they are intended to satisfy the requirements of Section 422 of the Internal Revenue Code for incentive stock options, or “non-qualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the 2007 Stock Award Plan will be subject to the terms and conditions established by the compensation committee. Under the terms of the 2007 Stock Award Plan, unless the compensation committee of Holdings’ board of directors determines otherwise in the case of an option substituted for another option in connection with a corporate transaction, the exercise price of the options will not be less than the fair market value of Holdings common stock at the time of grant. Options granted under the 2007 Stock Award Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the compensation committee of Holdings’ board of directors and specified in the applicable award agreement. The maximum term of an option granted under the 2007 Stock Award Plan will be ten years from the date of grant (or five years in the case of a qualified option granted to a 10% stockholder). Payment in respect of the exercise of an option may be made in cash or by check, by surrender of unrestricted shares (at their fair market value on the date of exercise) that have been held by the participant for any period deemed necessary by Holdings’ accountants to avoid an additional compensation charge or have been purchased on the open market, or the compensation committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism, a net exercise method, or by such other method as the compensation committee may determine to be appropriate.

Stock Appreciation Rights. The compensation committee of Holdings’ board of directors is authorized to award stock appreciation rights (or SARs) under the 2007 Stock Award Plan. SARs will be subject to the terms and conditions established by the compensation committee. An SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. An option granted under the 2007 Stock Award Plan may include SARs and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option corresponding to such SARs. The terms of the SARs shall be subject to terms established by the compensation committee of Holdings’ board of directors and reflected in the award agreement.

Restricted Stock. The compensation committee of Holdings’ board of directors is authorized to award restricted stock under the 2007 Stock Award Plan. Awards of restricted stock will be subject to the terms and conditions established by the compensation committee of Holdings’ board of directors. Restricted stock is common stock that generally is non-transferable and is subject to other restrictions determined by the compensation committee of Holdings’ board of directors for a specified period. Unless the compensation committee of Holdings’ board of directors determines otherwise or specifies otherwise in an award agreement, if a participant terminates employment or services during the restricted period, then the participant will forfeit any unvested restricted stock.

Restricted Stock Unit Awards. The compensation committee of Holdings’ board of directors is authorized to award restricted stock unit awards. Awards of restricted stock units will be subject to the terms and conditions established by the compensation committee. Unless the compensation committee of Holdings’ board of directors determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then the participant will forfeit any unvested units. At the election of the compensation committee of Holdings’ board of directors, the participant will receive a number of shares of common stock equal to the number of units earned or an amount in cash equal to the fair market value of that number of shares at the expiration of the period over which the units are to be earned or at a later date selected by the compensation committee.

Stock Bonus Awards. The compensation committee of Holdings’ board of directors is authorized to grant awards of unrestricted shares of Holdings common stock or other awards denominated in common stock, either alone or in tandem with other awards, under such terms and conditions as the compensation committee of Holdings’ board of directors may determine.

Performance Compensation Awards. The compensation committee of Holdings’ board of directors may grant any award under the 2007 Stock Award Plan in the form of a performance compensation award by conditioning the vesting of the award on the satisfaction of certain performance goals. The compensation committee of Holdings’ board of directors may establish these performance goals with reference to one or more of the following:

•	net earnings or net income (before or after taxes);

•	basic or diluted earnings per share (before or after taxes);

•	net revenue or net revenue growth;

•	gross profit or gross profit growth;

•	operating profit (before or after taxes);

•	return measures (including, but not limited to, return on assets, capital, invested capital, equity or sales);

•	cash flow (including, but not limited to, operating cash flow, free cash flow and cash flow return on capital);

•	earnings before or after taxes, interest, depreciation, and amortization;

•	gross or operating margins;

•	productivity ratios;

•	share price (including, but not limited to, growth measures and total stockholder return);

•	expense targets;

•	margins;

•	operating efficiency;

•	objective measures of customer satisfaction;

•	working capital targets;

•	measures of economic value added;

•	inventory control;

•	enterprise value;

•	sales;

•	debt levels and net debt;

•	client retention;

•	employee retention;

•	timely completion of new product rollouts;

•	timely launch of new facilities;

•	objective measures of personal targets, goals or completion of projects; or

•	any combination of the foregoing.

Transferability. Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. The compensation committee of Holdings’ board of directors, however, may permit awards to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members, or any other transferee approved by it.

Amendment. The 2007 Stock Award Plan has a term of ten years. Holdings’ board of directors may amend, suspend or terminate the 2007 Stock Award Plan at any time; however, stockholder approval to amend the 2007 Stock Award Plan may be necessary if the 2007 Stock Award Plan document or law so requires. No amendment, suspension or termination will impair the rights of any participant or recipient of any award without the consent of the participant or recipient.

Change in Control. In the event of a change in control (as defined in the 2007 Stock Award Plan), the compensation committee of Holdings’ board of directors may determine, in its sole and absolute discretion, that outstanding options and equity awards (other than performance compensation awards) issued under the 2007 Stock Award Plan become fully vested and may vest performance compensation awards based on the level of attainment of the specified performance goals. The compensation committee of Holdings’ board of directors may cancel outstanding awards and pay the value of such awards to participants in connection with a change in control.

The 2007 Stock Award Plan has been filed as Exhibit 10.6 to this Form 10-Q.

Item 6.	Exhibits.

Exhibit Number	Description
10.1*	Employment agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group Inc. and Nathaniel J. Lipman.

10.2*	Employment agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group Inc. and Thomas A. Williams.

10.3*	Employment agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group Inc. and Robert Rooney.

10.4*	Employment agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group Inc. and Thomas Rusin.

10.5*	Employment agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group Inc. and Todd Siegel.

10.6*	Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan.

10.7*	Form of Nonqualified Stock Option Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit Number	Description
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.

Date: November 13, 2007	By:	/s/ Thomas A. Williams
Thomas A. Williams
Executive Vice President and Chief Financial Officer