Form 10-K
period 2007-12-31
Affinion Group, Inc.
filed 2008-02-29
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on December 31, 2007 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of February 26, 2008 was 100.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

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

Our Company

We are a leading global provider of comprehensive marketing services and loyalty solutions to many of the largest and most respected companies in the world. We partner with these leading companies to develop customized marketing programs that provide valuable products and services to their end customers using our creative design and product development capabilities. These products and services enable our marketing partners to strengthen their customer relationships as well as generate significant incremental revenue, generally in the form of commission payments paid by us. We have substantial expertise in deploying various types of media, such as direct mail and the Internet, and bundling unique benefits to offer valuable products and services to the end customers of our marketing partners on a highly targeted basis. We provide credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty programs, various checking account and credit card enhancement services and other products and services. We believe we are a market leader in each of our product areas and that our portfolio of products and services is the broadest in the industry. Our scale, combined with our nearly 35 years of experience, unique proprietary database, proven marketing techniques and strong marketing partner relationships, position us to perform well and grow in a variety of market conditions.

Our comprehensive marketing services and loyalty programs include:

•	marketing strategy development and management of customized marketing programs;

•	data analysis utilizing our proprietary technology and databases to target customers most likely to value our products and services;

•	design and implementation of marketing campaigns in various types of media including direct mail, online marketing, point-of-sale marketing and telemarketing;

•	development of customized and relevant products and services;

•	fulfillment, customer service and website development; and

•	loyalty program design and administration.

Our business model is characterized by substantial recurring revenues, strong operating margins and significant cash flow. We structure our contractual relationships with our marketing partners to support our strategy of pursuing the most profitable opportunities for our marketing expenditures. We generate revenues primarily through the sale of our value-added subscription-based products and services to the end customers of our marketing partners and customers who we bill on a monthly, quarterly or annual basis. We also generate revenues directly from our marketing partners that choose to market our products and services to their customers directly and typically pay us a monthly fee per participant. The amount of the fees varies depending on the products and services that we offer. As a result, a substantial portion of our revenues consists of subscription payments and service fees that are recurring in nature. Revenue from our existing customer base has historically generated over 80% of our next twelve months net revenue.

As of December 31, 2007, we had approximately 3,300 employees in the U.S. and 10 other countries, primarily in Europe. Of these employees, over 70% are in the U.S., approximately 17% are in the U.K. and the remainder are in Europe and South Africa. For the year ended December 31, 2007, we had net revenues of $1.3 billion and Adjusted EBITDA of $284 million.

Our Business

We seek to address the needs of three primary parties in developing and implementing our marketing and loyalty programs: (1) Affinity Partners, which are our marketing partners, (2) Customers, which are the end customers of our affinity partners who subscribe to one or more of our programs and (3) Vendors, which are the third-party vendors who provide components for our products and services.

•

Affinity Partners: Our affinity partners are many of the leading companies in the United States and Europe. They enter into agreements with us to (1) develop customized marketing programs that leverage their brand names and, in many instances, utilize their payment vehicles (such as credit cards) and (2) offer products and services that appeal to their customers. Our affinity partners value our services because we enhance their customer relationships, promote their brands and provide them with incremental revenue with minimal risk because we often bear the costs of marketing and servicing these programs. We believe that we implement our programs more effectively than a typical affinity partner can operate a stand-alone program, which allows our affinity partners to focus on their core businesses. As of December 31, 2007, we had more than 5,300 affinity partners in a variety of industries including financial services, retail, travel, telecommunications, utilities and the Internet. Some of our leading affinity partners include Bank of America, JPMorgan Chase, HSBC, Société Générale, Choice Hotels, GMAC, Staples, 1-800-FLOWERS and Priceline. By providing services directly to the end customers of our affinity partners, we become an important part of our affinity partners’ businesses. Many of our affinity partners have been marketing with us for over ten years.

•

Customers: Our customers value participation in our programs because of the attractive benefits we provide at a reasonable price, the ease of use of our products and the high level of service we deliver. Depending on the nature of the relationship we have with a given affinity partner, customers either purchase our programs and services directly from us or are provided our services through our affinity partner. Our top ten U.S. affinity partners and their end customers generated approximately 80% of our U.S. membership revenue in 2007. As of December 31, 2007, we had almost 65 million customers enrolled in our programs worldwide.

•

Vendors: We contract with a large number of third-party vendors to provide components for many of our products and services. Our vendors value their relationships with us because we provide them with significant incremental revenue through unique and complementary marketing channels. Generally, our relationships with key vendors are governed by long-term contracts. By combining the services of our vendors with our in-house capabilities, we are able to offer 30 core products and services with over 300 unique benefits and support more than 6,000 versions of products and services representing different combinations of pricing, benefits configurations and branding.

We organize our business into two operating units:

•	Affinion North America. Affinion North America comprises our Membership, Insurance and Package, and Loyalty product operations in North America.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2007, managed approximately 465 billion points with an estimated redemption value of over $4.71 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

•

Affinion International. Affinion International comprises our Membership, Package and Loyalty product operations outside North America. We expect to leverage our current Western European operational platform to expand our range of products and services, develop new affinity partner relationships in various industries and grow our geographical footprint.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” and Note 21 to our audited consolidated and combined financial statements included elsewhere herein for additional financial information about these business segments. In addition, see Note 21 to our audited consolidated and combined financial statements included elsewhere herein for additional financial information by geographic area.

Our Market Opportunity and Competitive Strengths

We focus our marketing solutions on affinity direct marketing, which is a subset of the larger direct marketing industry. We believe that marketing associated with well-known brands of leading, well-respected companies provides a significant advantage over other forms of direct marketing. Affinity direct marketing provides us access to our affinity partners’ large bases of customers and generally results in higher customer receptiveness as consumers recognize and trust our affinity partners’ brands. In addition, using our affinity partners’ logos and trademarks in our marketing materials provides consumers with additional assurances and validation as to the quality of the program or service we are offering.

We attribute our success and competitive advantage in providing comprehensive marketing services and loyalty programs to our ability to leverage a number of key strengths, including:

Proprietary Technology, Models and Databases. We believe our database of previous customer contacts, with more than 1 billion unique records, is the largest and most comprehensive in the industry and cannot be replicated. We track the performance of all of our marketing campaigns across all different media and measure consumer preferences, response rates, and other performance and profitability data while adhering to the highest standards of consumer data protection and privacy. We utilize this data to develop highly targeted, individualized marketing programs across multiple media and product offerings for each affinity partner with the goal of strengthening customer relationships and more precisely identifying types of consumers likely to find our products and services of value. We believe our proprietary database increases the efficiency of our marketing, enhances the profitability of our marketing expenditures, and allows us to continue to secure and maintain long-term relationships with affinity partners.

Expertise in Various Marketing Methods and Types of Media. We have conducted more than 71,000 direct marketing campaigns over the last ten years. We utilize a variety of media to market our programs and services, including direct mail, online marketing, point-of-sale marketing, inbound telemarketing, outbound telemarketing and voice response unit marketing. We operate a full-service creative agency with expertise in utilizing a wide variety of customer acquisition media with special emphasis on growing our online capabilities. We believe that our expertise provides our affinity partners substantial flexibility in managing and enhancing their customer relationships and provides superior returns on our marketing expenditures.

Product Management and Development Capability. We manage a broad range of membership, package and insurance products that we market to the end customers of our affinity partners. Our products are designed to address consumer needs and incorporate a range of lifestyle and protection benefits related to insurance, travel, health care, identity theft resolution, entertainment, shopping and loyalty rewards, among other things. We continually research, develop and test new products and benefits that are relevant to consumers and build loyalty and value for our affinity partners. We market both our products and the products of our affinity partners where appropriate to meet customer needs. We believe that our ability to customize products utilizing the broad range of benefits that we provide enables us to better meet the complex and highly specialized needs of our affinity partners and their end customers. We believe that our ability to identify and successfully enter new product and growth areas is a key competitive advantage and we will continue to seek new opportunities to expand the range of our proprietary product offerings.

Strong, Long-Term Relationships with Affinity Partners. We have a long history of providing comprehensive marketing services and loyalty programs to leading companies in the U.S. and Europe, and we believe that the strength and breadth of our relationships with affinity partners provide us with a competitive advantage in maintaining stable, diversified and predictable sources of revenue. Our relationships span a wide variety of industries, such as financial, retail, travel, telecommunications, utilities, Internet and other media and include 18 of the top 20 U.S. credit card issuers, 17 of the top 20 U.S. debit card issuers, 5 of the top 5 U.S. mortgage companies and 13 of the top 20 European retail banks. We believe that our strong network of affinity partner relationships, together with our success in delivering custom, revenue enhancing marketing programs, will enable us to continue to grow our business and generate new affinity partner relationships.

Diversified, Global Marketing Platform. In late 2004, we integrated certain operations which allowed us to provide our marketing solutions on a global basis to better serve our affinity partners who may have operations and customers in multiple countries. We benefit from the substantial synergies generated across all of our operations, including the ability to leverage our marketing and product expertise. We believe that our ability to focus our business development and marketing expenditures on our most profitable marketing opportunities in the most attractive markets, media and industries, domestically and internationally, is a key advantage that allows us to maximize our profitability and cash flows.

Attractive Operating Model with Significant Free Cash Flow Generation. We collect a substantial majority of our revenues on a recurring basis from our affinity partners and their end customers. Our business requires very little capital to support our growth, and annual capital expenditures typically represent a small percentage of revenues. In addition, we benefit from certain tax attributes under §338(h)(10) of the Internal Revenue Code that will reduce our cash taxes in the future and further enhance our ability to generate strong, recurring cash flows. Tax deductions remaining under this provision as of December 31, 2007 amounted to approximately $1.5 billion and are expected to result in deductions of up to approximately $120 million per year for the next thirteen years. Consequently, we benefit from high predictability in the operation of our business, low volatility in our revenues and earnings, and enhanced ability to manage our business, service our indebtedness and pay dividends to stockholders. Since the Transactions, we have made $205 million in voluntary prepayments on our indebtedness from operating cash flows.

Committed and Experienced Management Team. We believe that our senior management and our talented and experienced professionals are a principal reason why we have achieved significant success in all of our businesses. Each of our six senior executives, with the exception of our chief financial officer who recently joined us, has at least six years of experience with Affinion. Led by our president and chief executive officer, Nathaniel J. Lipman, who has been with us for over eight years, our senior executives have a combined 40 years of experience with Affinion. We believe that the extensive experience and financial acumen of our management and marketing professionals provide us with a significant competitive advantage.

Our Business Strategy

Our strategy is to pursue initiatives that maintain and enhance our position as a leading provider of comprehensive marketing services and loyalty programs to our affinity partners and to focus on attractive opportunities that will increase our profitability and cash flows. Key elements of our strategy are:

•

Continue to Optimize Marketing Investment. We will continue to optimize the allocation of our marketing expenditures across all of our products and geographic regions in order to maximize the returns on each marketing campaign. We target minimum returns on investment for all of our marketing expenditures, incorporating the expected revenues, persistency, commission rates and servicing and other variable costs for those customers who respond. Our goal is to maximize the average contribution per customer over the lifetime of that customer relationship, which we expect will maximize the growth of our cash flows though the aggregate number of customers we serve may grow at a slower rate or decline. For example, in the past five years we have grown the average revenue per member in our membership business at a compound annual rate of 14.9%, from $36.54 in 2002 to $73.13 in 2007.

•

Grow Our International Operations. We believe that we are well positioned to provide our affinity partners with comprehensive offerings on a global basis. We have grown our international retail membership operations by leveraging our significant U.S. experience to offer membership products similar to existing U.S. membership products to the end customers of our European affinity partners. In addition, our European package business has grown through unique product offerings, enhanced customer services and delivery of benefits. We are also planning to expand our operations into new countries and geographic regions.

•

Continue to Execute Our Online Strategy for Customer Acquisition and Fulfillment. We will continue to pursue our strategy of leveraging the Internet for customer acquisition and fulfillment in order to capitalize on the increasing penetration and usage rates of the Internet. We believe this media has superior growth potential, driven in part by the growing acceptance of online banking and online transactions generally, and will provide opportunities to lower our servicing costs and increase our profitability.

•

Continue to Focus on New Program Development. We continually develop and test new programs to identify consumer trends that can be converted into revenue-enhancing opportunities. We will also consider acquisitions of new and complementary products and technology to further enhance our offerings and generate additional revenue.

•

Grow our Strategic Consulting and Creative Services Offerings. We intend to further leverage our marketing services capabilities to provide marketing strategy, creative development, modeling and database management, campaign execution and other services to our affinity partners and other third parties on a fee-for-service basis. We believe these services will generate high-margin revenues and complement our existing marketing solutions.

•

Expand Our Range of Affinity Partners. We believe there are substantial opportunities to increase our presence in the retail, travel, Internet, cable, telecom and utilities industries, in both North America and Europe.

•

Leverage Best Practices for Growth and Acquisitions. We intend to capitalize on the significant opportunities created by our business integration to apply best practices and cross-sell products and services across business lines and geographical regions. We will consider acquisitions of selected companies to enhance our scale and market share.

Industry Overview

Direct marketing is defined by the Direct Marketing Association (the “DMA”) as any direct communication to a consumer or business that is designed to generate a response in the form of an order. Affinity marketing is a subset of the larger direct marketing industry which involves direct marketing to the customers of institutions, such as financial service providers and retailers, using the brand name, customer contacts and billing vehicles of such institution. We believe that marketing associated with the brand of an affinity partner provides a significant advantage over other forms of direct marketing. Affinity direct marketing provides us with access to our affinity partners’ large customer base, generally results in higher response rates as customers recognize and trust our affinity partners’ brands and provides additional credibility and validation as to the quality of the program or service we are offering. Affinity partners benefit as they are able to promote their brands while offering additional programs and services, which strengthens their relationships with their customers and generates incremental revenue for them.

The DMA forecasted that overall global sales generated by direct marketing initiatives would grow at a 9.4% compound annual growth rate from 2004 to 2007. In addition, the DMA estimates that overall sales in the U.S. generated by direct marketing initiatives will grow at a 6.3% compound annual growth rate from 2006 to 2011. In 2004, the DMA forecasted that the EU would represent almost 20% of the estimated global direct marketing driven estimated sales in 2007, and that the EU market is expected to grow at a faster rate than the U.S. market as new members join the EU and member countries continue to integrate across economic, social and regulatory boundaries.

Industry research indicates that growth in direct marketing sales results from increasing direct marketing expenditures as well as marketers shifting their budgets from branding campaigns to direct marketing campaigns due to their increased measurability and effectiveness. Marketers with direct customer contacts or with large marketing databases are expected to continue to pursue direct marketing initiatives, such as those offered by us, to increase customer penetration in an environment where attracting and retaining customers is becoming increasingly challenging. As a result, direct marketing driven sales as a percentage of total sales have been rising. Sales generated by direct mail, one of our primary marketing media, is projected by the DMA to grow at a compound annual growth rate of approximately 5.1% from 2006 through 2011 in the U.S. Online media, a growth vehicle for both the industry and our business, represents the fastest growing direct marketing medium due to the increasing use of the Internet and its significantly lower communication costs. DMA projects a compound annual growth rate of approximately 15.8% for internet media from 2006 to 2011 in the U.S.

Industry and market data used throughout this Report were obtained from The Power of Direct Marketing: ROI, Sales, Expenditures, and Employment in the U.S., (2006-2007 Edition) and others. While we believe that our own research and estimates are reliable and appropriate, we have not independently verified such data nor have we made any representation as to the accuracy of such information. Unless otherwise indicated, all references to market share data appearing in this Report are as of December 31, 2007.

Company History

We have nearly 35 years of operational history. The business started with membership products in 1973 through the formation of Comp-U-Card of America, Inc. (“CUC”). Between 1985 and 1986, CUC acquired the insurance and package enhancement products of Financial Institution Services, Inc. and Madison Financial Corporation, both of which were formed in 1971. In 1988, CUC acquired National Card Control, Inc., which was formed in 1981 and provided loyalty solutions and package enhancement programs. The international products were started by CUC in the early 1990s. In 1997, CUC merged with HFS Incorporated to form Cendant Corporation. The international products were rebranded as Cendant International Membership Services after the formation of Cendant. In 2001, the U.S. membership products were rebranded as Trilegiant and the loyalty solutions products were rebranded as Trilegiant Loyalty Solutions. The insurance and U.S. package enhancement products were rebranded as Progeny in 2002. In 2004, we realigned our organizational structure and began integrating the historically separate businesses in order to have a unified approach to the marketplace.

In 2005, we entered into a purchase agreement with Cendant pursuant to which we purchased from Cendant all of the equity interests of Affinion Group, LLC or AGLLC (known as Cendant Marketing Services Group, LLC prior to the consummation of the Transactions) and all of the share capital of Affinion International Holdings Limited or AIH (known as Cendant International Holdings Limited prior to the consummation of the Transactions). See “Item 13. Certain Relationships and Related Transactions, and Director Independence—The Acquisition—Purchase Agreement.”

Marketing

We provide our products and services through retail and wholesale arrangements, and combinations thereof, as well as fee for service relationships. Under a retail arrangement, we usually market our products to an affinity partner’s end customers by using that affinity partner’s brand name, customer contacts and billing vehicles. In retail arrangements, we typically bear or share the acquisition marketing costs. Under structures where we bear all or most of the acquisition marketing costs, we typically incur higher up-front expenses but pay lower commissions on related revenue to our affinity partners. Under structures where our affinity partners share more of the acquisition marketing costs, we typically have lower up-front expenses but pay higher commissions on related revenue to our affinity partners.

Under a wholesale arrangement, the affinity partner markets our products and services to its customers, collects revenue from the customer and typically pays us a monthly fee per participant. In addition, in conjunction with this type of arrangement, we usually also provide other services to our affinity partners, including enrollment, fulfillment, customer service and website development.

We utilize a variety of media to market our products and services, including direct mail, online marketing, point-of-sale marketing, inbound telemarketing, outbound telemarketing and voice response unit marketing. We have a full-service creative agency with expertise in utilizing all varieties of customer acquisition media with special emphasis on growing our online capabilities. We use a network of third-party operators for inbound and outbound telemarketing and develop all direct mail programs in-house, utilizing third parties only for limited services such as printing. In addition, we use standardized scripts and direct mail materials that are repeatedly tested and updated to ensure consistent quality and the maximum effectiveness for each marketing campaign.

Direct Mail. We have developed considerable expertise in direct mail marketing, which remains our largest marketing medium in terms of new member acquisition, accounting for more than 49% of new joins globally in 2007. Our direct mail operations incorporate a variety of mailing types, including solo direct mail, detachable inserts, credit card inserts, statement inserts, promotion inserts, and other printed media. Additionally, we continually test variations of direct mail solicitations to drive higher customer response rates.

Online Marketing. We formed a dedicated Internet group for our North American membership products in late 2003 to offer our products and services online in a more systemic fashion. In 2007, we recorded over 1.8 million new members through online membership acquisition programs, as compared to 1.5 million, 1.1 million and 0.4 million new members in 2006, 2005 and 2004. Our online marketing initiatives include pursuing new marketing partnerships (e.g. online retailers, travel providers, and service providers), expanding relationships with traditional affinity partners via the Internet (notably financial institutions who allow us to market to their online banking customers), as well as offering our products and services directly to consumers. We use click-through advertising, search and email marketing methods to enhance our online customer acquisition techniques and expect to significantly increase our use of these techniques. In 2006, we expanded our overseas online capabilities which allowed us to begin marketing our products and services online in Europe and to expand several of our offline relationships to include online marketing and product benefit delivery with several significant affinity partners.

Point-of-Sale Marketing. Point-of-Sale marketing, usually through financial institutions’ retail branch networks, is the primary distribution medium for our package enhancement products. Point-of-Sale marketing utilizes a variety of promotional and display materials at our affinity partners’ retail branches or retail locations to create interest and drive program inquiries. Our affinity partner representatives coordinate sales with the opening of new accounts and other transactions. We also train affinity partners’ point-of-sale personnel in sales techniques for our programs.

Live Operator Inbound Telemarketing (“Transfer Plus” and “Customer Service Marketing”). Transfer Plus is a live-operator call transfer program which operates from affinity partner call centers, and has proven successful in converting customer service calls into revenue opportunities. In Transfer Plus, qualified callers of an affinity partner are invited to hear about a special offer, and those callers who express interest in that offer are transferred to our representatives to hear more about the product or service. Customer Service Marketing is similar to Transfer Plus, however, the affinity partner’s representative continues with the sales process instead of transferring the call to us. These programs are easy to implement and we handle all training and promotions. It also provides a no-cost employee retention program for our affinity partners as agents earn cash/awards from us for every call handled or transferred, as the case may be.

Outbound Telemarketing. We use extensive modeling to target calling efforts to likely responders. Calls are fully scripted, and our representatives market only to those who are interested in hearing about our products and services. Our outbound telemarketing programs are designed to comply with the “Do-Not-Call” Registry and other privacy legislation.

Voice Response Unit Marketing. When a consumer contacts an affinity partner’s call center to activate a credit or debit card, check their account balance or make another inquiry that can be handled electronically, the automated voice response system offers our product while the customer is waiting for, or after the completion of, the transaction or inquiry. The consumer then has the opportunity to accept or decline the offer. These low-cost marketing programs are easy to implement and this marketing technique generates significant revenue streams for our affinity partners.

We utilize financial models that are designed to target and predict returns over a five-year period for marketing expenditures related to membership programs and a seven-year period for marketing expenditures related to insurance programs. These models are used to determine the minimum response rate required to attain a targeted return per marketing campaign, net of attrition, applying an appropriate cost of capital. Our marketing systems model individual campaigns across multiple media and product offerings utilizing extensive data, customer contacts and results of over 71,000 marketing campaigns conducted over the last decade. We typically target a minimum profitability return after all costs for all marketing expenditures related to membership, package and insurance products.

Products and Services

Membership Products. Through Trilegiant, we market various private-label products and services to individuals in North America, primarily through marketing arrangements with our affinity partners. The membership products offer members discounts on many brand categories along with shop-at-home convenience in such areas as retail merchandise, travel, automotive and home improvement, as well as other benefits and value-added services in the growing area of credit monitoring and identity-theft resolution services, which are intended to improve the member’s sense of security and well-being.

Our principal membership products include:

Product	Description	Key Features
	Access and monitoring of credit report, credit score and credit history to help members manage their credit and prevent identity-theft	Access to credit data from all three credit bureaus Credit monitoring from one or all three credit bureaus Fraud resolution Identity-theft insurance

	Credit card and document registration	Cancellation/replacement of credit cards with fraud liability, sales price and return guarantee protection Emergency cash advance and airline ticket replacement

	Proactive identity theft solution to help consumers detect identity theft and fraud	Public records management monitoring of personal data, social security number and credit cards to detect suspicious activity

	Computer and internet security protection	Virus protection Personal firewall and spam blocker Parental internet control PC repair reimbursement

	Discount travel service program offering a low-price guarantee on booking airline, hotel and car rental reservations	5% cash back; 24/7 full service travel agency

	Discount shopping program offering savings of 10%-50% off manufacturers’ suggested retail price on brand name consumer products	200% low price guarantee for 60 days; automatic 2-year warranty on most items Discount on over 20,000 items from more than 1,000 brand name manufacturers. 3.5% cash back on online orders most items

	Discount program with preferred prices on new cars and discounts on maintenance, tires and parts	Emergency roadside assistance for up to 3 times per year Up to 15% in service center network savings

Discount program offering savings on dining, shopping, hotels, and admission to individual and family-oriented leisure activities

Coupon book with entertainment, shopping and dining savings from over 20 national partners

Clip and save coupons from national retailers and entertainment locations

Dining discount of up to 50% at almost 53,000 U.S. restaurants

	Discount program offering savings on home improvement and repair	Benefits of Shoppers Advantage Discount on home-related purchases and services Approximately 35,000 pre-screened contractors 60-day low price guarantee

Product	Description	Key Features
	Customer service that extends manufacturers’ warranties	Automatic five-year warranty extension 20%–50% repair cost protection New purchase price protection for 60-90 days

	Discounts on a variety of health-related programs and services	5%–25% discounts off fees at approximately 296,000 physician specialists 5%–40% discounts on prescriptions, dental, vision, hearing and preventive care

	Insurance coverage service for breakdowns of household systems and appliances	24-hour, 365-day coverage with repair service network of over 25,000 pre-screened service professionals

In 2007, more than 44% of our membership programs’ members joined as a result of direct mail marketing. Other forms of marketing include our growing online initiatives, as well as telemarketing, customer service marketing and voice response unit marketing. Membership programs are mostly offered on a retail basis in which customers pay us an annual or monthly membership fee. In return, we usually pay our affinity partners commissions on initial and renewal memberships based on a percentage of the membership fees we collect. We also offer our products and services under wholesale arrangements in which our affinity partners incur the marketing expense and risk of campaign performance and pay us a monthly fee and other fees for the administration and fulfillment of these programs.

On December 31, 2007, we acquired a credit card registration membership business from a U.S.-based financial institution for approximately $49.5 million plus approximately $0.2 million of transaction costs. The transaction is expected to be accretive to operating income in the first year and thereafter. The acquired members are participating in credit card registration programs designed to protect, assist and reimburse members whenever a registered card is lost or stolen. Members enjoy the benefits of placing just one call to cancel and replace all lost or stolen cards, access to emergency cash, credit monitoring, identity theft assistance and expense reimbursement. These services are highly complementary to our popular Hot-Line® product, and we expect to be able to seamlessly integrate and service the acquired members.

Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking amount enhancement programs to financial institutions. We offer four primary insurance programs that pertain to supplemental health or life insurance. These programs, including AD&D, represent our core insurance offerings and the majority of our annual insurance revenue.

Our principal insurance products include:

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

We market our insurance products primarily by direct mail, telemarketing and the Internet. We use retail arrangements with our affinity partners when we market our insurance products to their end customers. We earn revenue in the form of commissions from premiums collected as well as from economic sharing arrangements with the insurance carriers that underwrite the policies that we market. While these economic sharing arrangements have a loss-sharing feature that would be triggered in the event that the claims made against an insurance carrier exceed the premiums collected over a specified period of time, historically, we have never had to make a payment to insurance carriers under such loss-sharing feature.

We believe we are the largest distributor of checking account package enhancement programs in the U.S. We provide our affinity partners with a portfolio of more than 37 benefits in such areas as travel and shopping discounts, insurance and identity-theft resolution to create customized package offerings for their customers. For example, a financial institution can bundle retail checking enhancements such as grocery coupon packages, medical emergency data cards, movie ticket discounts, telephone shopping services, car rental discounts, half-price hotel directories, hotel savings, dining discounts, and other benefits, with a standard checking or deposit account and offer these packages to its customers for an additional monthly fee.

Product

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

A customer service representative at an affinity partner’s branch site offers package enhancement programs to checking account, deposit account and credit card customers at the time of enrollment. In addition, these programs may be offered via direct mail solicitation to an affinity partner’s existing customer base. We typically offer package enhancement products, such as Enhanced Checking, under wholesale arrangements where we earn an upfront fee for implementing the package enhancement program and a monthly fee based on the number of customers enrolled in the program. We typically offer Small Business Solutions and Wellness Extras programs on a retail basis similar to our retail membership relationships.

International Products. Through our Affinion International operations, we market our membership and package enhancement product lines internationally. We believe we are the largest provider of membership programs and package enhancement products in Europe. These membership services and package enhancement products are offered under retail and wholesale arrangements comparable to those in the U.S.

Our principal international membership products include:

Product	Description	Key Features
Sentinel Card Protection	Protection for all credit and debit cards against loss or theft

Assistance services including change of address and luggage and key retrieval

Emergency services including medical, airline ticket replacement and hotel bill payment

Lost cash and wallet/purse insurance

Privacy Guard	Access to and monitoring of credit report, credit score and credit history to help prevent identity-theft	Online and offline single bureau reporting Credit monitoring Full fraud resolution Identity-theft insurance

Leisure Time	Access to year round discounts on dining, days out and event tickets	25% discount on dining bills at over 670 restaurants in the U.K. 10% discount on concert and other event tickets Discounted entry to select attractions and other 2-for-1 promotions

PCProtection Plus	Online security and protection product with Identity Theft Protection	Virus protection and personal firewall software Spam Blocker and anti-spyware software Identity-theft insurance PC repair insurance for accidental and virus damage

Our principal package enhancement product is marketed through our financial institution affinity partners and provides a package of a broad array of benefits, including shopping, travel and security, to checking account customers in Europe. In addition to the identity-theft resolution and credit monitoring programs launched in the U.K., Affinion International launched its travel program and its dining and leisure programs, which we recently introduced to our U.K. marketplace, across our European footprint.

Loyalty Products. We manage loyalty solutions products through ALG, which is a process outsourcer for points-based loyalty programs such as General Motors’ reward programs and Wyndham Worldwide’s Trip Rewards Program. We believe we are a leader in online points redemption as we managed approximately 465 billion points for our customers as of December 31, 2007, which reflects the addition of a major new program launched by an existing client in January 2007. ALG’s loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements. We typically charge a per-member and/or a per-activity administrative fee to clients for our services and do not retain any points-related liabilities.

The following table illustrates the services provided to ALG’s clients:

Service	Description
Program Design	Establishes parameters for earning, redeeming, fulfilling, communicating, and analyzing points

Program Management	Provides loyalty industry research, including consumer behavior and competitive program trends across various industries

Technology Platform	Scalable, customizable and flexible proprietary loyalty accounting and data management platform to meet partners’ needs over the life of the programs

Rewards Fulfillment

Ownership of vendor management, inventory and fulfillment of program rewards

Works directly with over 160 vendors to obtain rewards and provides loyalty partners with access to more than 19,000 available merchandise models

Points Administration	Track and maintain customer account records and customer activities upon which point awarding business rules are based

Customer Experience Management	Provides a full-service, in-house contact center as an extension of the partner’s existing contact center

Program Communications	Produces HTML-based email newsletters and surveys which increase readership and are typically less expensive than direct mail campaigns for these programs Hosts many of its partners’ loyalty websites

Performance Monitoring	Provides internal and external access to its data warehousing environment, including a dashboard of critical program performance metrics and allows for standard ad-hoc reporting

ALG also provides credit card enhancements, such as travel insurance and concierge services. The enhancement product line, which has been offered by us for approximately 20 years, features both convenience (such as concierge service) and protection (such as travel accident insurance) benefits. The benefits are sold wholesale to our affinity partners, who then provide the benefits at no cost to their customers as an added value of doing business with them. Historically, these benefits have been predominantly offered within the financial services industry as credit card enhancements.

Affinity Partners

We are able to market our value-added products and services by utilizing the brand names, customer contacts and billing vehicles of our affinity partners. Our diversified base of affinity partners includes more than 5,300 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and Internet. Select partners include Bank of America, JPMorgan Chase, HSBC, Société Générale, Choice Hotels, GMAC, Staples, 1-800-FLOWERS and Priceline.

Our two largest affinity partners, Bank of America and JPMorgan Chase accounted for 11.4% and 11.1%, respectively, of total revenues for the year ended December 31, 2007. We received revenues directly from both the affinity partners and their end customers. We have over 30 individual contracts with these two affinity partners and their various divisions and subsidiaries, including acquired businesses. Typically, our agreements with our affinity partners for the marketing and servicing of our retail membership products are for fixed terms which automatically renew and may be terminated upon at least 90 days written notice. While we generally do not have continued marketing rights following the termination of any such marketing agreements, the vast majority of our marketing agreements allow us to extend or renew memberships and bill and collect associated membership fees following any termination. While we usually do not have rights to use affinity partner branding in new marketing following termination of a marketing agreement, the products we provide to members are either our standard products which do not require our affinity partner’s branding, or are co-branded products where we typically have the ability to continue to service as co-branded products. Generally, our affinity partners agree not to solicit our members for substantially similar services both during the term of our agreement and following any termination thereof.

Many of our key affinity partner relationships are governed by agreements that may be terminated without cause by our affinity partners upon notice of as few as 90 days without penalty. If a key affinity partner terminates or does not renew its relationship with us and we are required to cease providing our services to its customers, then we could lose significant sources of revenue.

Membership Products. We have almost 575 affinity partners in multiple industries. Our membership affinity partners include 15 of the top 20 U.S. credit card issuers, 15 of the top 20 U.S. debit card issuers and 5 of the top 5 U.S. mortgage companies. Some of our largest affinity partners, such as Bank of America and JPMorgan Chase, have been marketing with us for over 10 years. End customers of our largest U.S. affinity partner generated approximately 18% of our U.S. membership revenue in 2007. End customers of our top 10 U.S. affinity partners generated approximately 80% of our U.S. membership revenue in 2007.

Insurance and Package Products. Our insurance affinity partners consist of approximately 3,800 financial institutions including national financial institutions, regional financial institutions and credit unions. End customers of our top 10 affinity partners generated approximately 39% of our gross insurance revenue in 2007. Our package enhancement affinity partners are comprised of over 2,300 national financial institutions, regional financial institutions and credit unions. End customers of our top 10 U.S. affinity partners generated approximately 27% of our U.S. package enhancement revenue in 2007. In addition, we have held the endorsement of the American Bankers Association regarding account enhancement programs in the U.S. for over 15 years.

International Products. Our international affinity partners include some of Europe’s most prominent retail banks, including 9 of the top 20 European retail banks on the package side and 7 of the top 20 European retail banks on the membership side, including 3 that are also package clients. Additionally, we own a 50% investment in Cims South Africa Ltd., a joint venture that offers wholesale package enhancement programs in South Africa, similar to those offered in Europe.

Customers

As of December 31, 2007, we had almost 65 million customers worldwide. We currently offer our programs and services to our customers through our more than 5,300 affinity partners as of December 31, 2007. We market to customers using direct mail, online marketing, point-of-sale marketing, telemarketing and other marketing methods.

Membership Products. As of December 31, 2007, we had approximately 11.1 million members in the U.S. We target end customers of our affinity partners who are willing to pay a fee to gain access to a multitude of discount programs or who want to improve their sense of security and well-being. Our focus is on maximizing revenue and profitability per member over a five-year period, rather than the number of active members in our programs.

Insurance and Package Products. As of December 31, 2007, we had approximately 29.4 million insurance end customers in the U.S. We rely on access to our affinity partners’ large customer bases to market our insurance programs. The insurance products we market, such as AD&D, provide customers with peace of mind benefits should they suffer a serious loss or injury.

As of December 31, 2007, we provided our U.S. package products to approximately 5.7 million customers. Approximately 2,300 financial institutions utilize our package products to increase customer affinity, increase response and retention rates, and generate additional fee income.

Loyalty Products. In our ALG operations, we work with over 80 clients as of December 31, 2007, who have over 109 million participants, on their loyalty and enhancement products. These clients include leading financial institutions, brokerage houses, premier hotels, timeshares and other travel-related companies. We provide points-based loyalty products and benefit package enhancement products that they in turn offer to their customers. Many of the principal ALG client agreements have a term of at least two years and we typically charge a per member and/or a per activity administrative fee to clients for our services.

International Products. As of December 31, 2007, we had approximately 16 million international package customers and approximately 2.2 million members in 12 countries, primarily in Europe.

Third-Party Vendors

We partner with a large number of third-party vendors to provide fulfillment of many of our programs and services. Generally, our relationships with key vendors are governed by long-term contracts. As we have a large number of vendors, we are generally not dependent on any one vendor and have alternative vendors should we need to replace an existing vendor. We believe we have very good relationships with our vendors who value their relationship with us, as we are able to provide them with access to a large customer base through our affinity partners, many of whom are leaders in their respective industries. In addition, because we purchase large volumes of services across our various businesses, we are able to achieve significant price discounts from our vendors.

Membership Products. We partner with a variety of third-party vendors to provide services, benefits and fulfillment for many of our membership programs. Some of our largest vendor relationships relate to the provisions of certain benefits embedded in our PrivacyGuard membership product and AutoVantage.

Insurance and Package Products. The Hartford, Inc. (“The Hartford”) is our primary carrier for the majority of our insurance programs. The Hartford is one of our largest suppliers. Despite the strong relationship, our contractual relationship with The Hartford is non-exclusive. Other insurance underwriters that we have a contractual relationship with include American International Group and the Chubb Group.

Our package enhancement products combine both insurance and membership products to create a unique enhancement package that our affinity partners provide to their end customers. Generally, programs include AD&D insurance and travel discounts that are supplied by our membership and insurance benefit vendors.

Loyalty Products. ALG acts as a business process outsourcer for points-based loyalty products and provides enhancement benefits to credit and debit card issuers. While many of the services ALG provides are supplied in-house as a result of ALG’s proprietary technology platform and program design support, third-party suppliers are used to fulfill the benefit enhancements. These benefit enhancements are supplied by our membership and insurance benefits vendors.

International Products. Affinion International partners with a variety of third-party vendors to provide services, benefits, fulfillment and delivery for some of our programs and services offered to the customers of our affinity partners. Our largest supplier across the international business is RCI, a subsidiary of Wyndham Worldwide. RCI provides full-service travel agency services to Affinion International in a number of our markets and for a number of affinity partner relationships. In addition, Affinion International also has key supplier relationships with third parties for its benefits related to sports and entertainment events as well as the provision of certain benefits embedded in our PrivacyGuard membership product. Affinion International also uses third-party suppliers for its print and fulfillment products.

Product Development

Program development is integral to our ability to maximize value from each of our marketing campaigns and affinity relationships. In developing our products, we focus on maximizing margins and cash flows, leveraging marketplace trends and maximizing loyalty, with a critical key focus on the needs of the consumer. When we develop new products, we take into account not only the combination of benefits that will make up the product, but the characteristics of the customers that we will market the product to and the marketing channel that will be used to reach these customers. Developing new products involves the creation of test products and feasibility studies to evaluate their potential value if implemented, as well as bundling existing products and benefits into new packages.

A number of new products were introduced in 2007, including BreachShield, a data breach rapid response product, which was developed for organizations impacted by the loss or theft of their customer’s personal data. We also researched, built and launched a number of custom client programs that we created uniquely for clients to address the specific needs of our clients and their customers.

Operations

Our operations group provides global operational support for all of our marketing and loyalty initiatives, including management of our internal and outsourced contact centers, as well as certain key third-party relationships. The group is charged with improving cost performance across our operations while enhancing revenue and bottom-line profitability through increased customer satisfaction and retention.

Processing

The processing responsibilities of the operating group can be divided into (1) enrollments, (2) fulfillment packages, (3) billing, (4) merchandise delivery and (5) travel fulfillment.

Enrollments. Enrollment information is sent to us through a variety of different media, including mail, electronic file transfer from affinity partners, telemarketing vendors and the Internet. Average turnaround time from receipt to enrollment is 24 hours. On average, we process over 1.3 million enrollments per month.

Fulfillment Packages. Fulfillment packages, which include enrollment materials and premiums (e.g., gift cards, coupons, “hard” premiums such as MP3 players) sent to customers via mail and electronically, are produced in thousands of combinations for our membership, insurance and package enhancement programs. Fulfillment orders are generally transmitted to the appropriate fulfillment vendor by 5 a.m. the next business day following receipt of the order. Physical fulfillment assembly and distribution in North America is completed by our facility in Franklin, Tennessee or by outsourced vendors. Physical fulfillment assembly and distribution in Europe is completed in five locations across Europe and totals around 42 million pieces per year. Approximately 86% of the pieces are completed by third-party vendors with only 14% being completed in-house by Affinion International employees. We are increasingly using electronic delivery of membership materials and fulfillment packages, which drives further cost reductions.

Billing. We have the ability to accept a variety of different account types, including Visa (debit and credit), MasterCard (debit and credit), American Express, Discover, oil and retail company proprietary cards, mortgage loans and checking and savings accounts. Domestically, we process more than 150 million billing transactions each year for our membership, insurance and package products. We use both generic and direct processing methods and work closely with a variety of payment processors and our affinity partners to maximize our ultimate collection rates.

Merchandise Delivery. Shoppers Advantage maintains a virtual inventory of approximately 20,000 items, covering more than 1,200 brands sourced through a best-in-class direct-ship network of over 200 direct-ship vendors. We manage the process of customers purchasing these products but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered. By pooling the purchasing power of our membership products and other products, including ALG’s loyalty programs, we achieve price reductions on the products we offer, and deliver value to our customers. Merchandise sales between our merchandise vendors and members of more than 930,000 units totaled $44 million in 2007, of which $4.8 million is included in our 2007 net revenues. Approximately 67% of these sales were made via the Internet or electronic file, with the rest coming through the contact centers. Shoppers Advantage members account for 43%, ALG programs account for 29% and gift card transactions account for the remaining 28% of customer sales.

Travel Fulfillment. TAS, our full-service travel agency, is dedicated primarily to servicing our customers; however, it also provides travel agency services to Resort Condominiums International, LLC and CheapTickets.com, each of which was an affiliate of Cendant. We believe that TAS is one of the ten largest leisure travel agencies in North America.

TAS travel consultants use the Galileo International GDS booking system, which offers 470 airlines, 23 car rental companies, 62,000 hotel properties, Amtrak, VIARail (Canada) and 13 national rail systems. This system provides us with access to online fares on the six network carriers covering 80% of available itineraries, electronic ticketing capability on 63 air carriers from 50 countries (more than any other GDS). Because TAS takes bookings primarily for its members, TAS is able to shift share from one travel vendor (airline, hotel, car rental, etc.) to another depending on which is more advantageous to us and our customers. Reservation and support services are provided by a combination of internally managed call centers, outsourcing relationships, and more than ten branded websites.

Contact Call Centers

Our contact call centers provide high-quality, predominantly inbound telemarketing service and retention support. We are committed to using internally managed and outsourced contact call centers to effectively handle peak service levels while achieving a semi-variable cost structure. Currently, 21 facilities handle the volume, 8 of these are internally managed (3 in North America and 5 in Europe) and 13 are outsourced.

Our contact call centers handle approximately 23 million customer contacts per year, 11 million of which are related to membership programs, 7 million to international programs and the rest spread relatively evenly across insurance, package, travel reservation and loyalty. The contact call centers provide a primary point of interaction with our customers, driving customer satisfaction, retention and ultimately, profits. To this end, we are focused on developing expertise to improve service levels and to set the necessary quality benchmarks to keep third-party vendors performing at high levels. At the same time, we have reduced our internally managed contact call centers and increased the use of outsourcers, producing significant cost reductions and an improved variable cost structure.

Competition

We are a leading affinity direct marketer of value-added membership, insurance and package enhancement programs and services with approximately 65 million customers worldwide and a network of approximately 5,300 affinity partners. Our leadership position in the growing affinity direct marketing industry is due to our more than 35-year track record, our experience from over 71,000 marketing campaigns conducted over the last decade and our core strengths in the areas of multi-media marketing, data analytics, customer service, and operations. We also believe our portfolio of programs and benefits is the broadest in the industry. We offer 30 core products and services with over 300 unique benefits and support more than 6,000 versions of products and services representing different combinations of pricing, benefit configurations and branding.

Our competitors include any company seeking direct and regular access to large groups of customers through any affinity-based direct media contact. Our products and services compete with those marketed by financial institutions and other third parties who have affinity relationships with our competition, including large, fully integrated companies that have financial, marketing, legal, and product development resources that are greater than ours. We face competition in all areas of our other business including price, product offerings and product performance. As a whole, the direct marketing services industry is extremely fragmented, with over 4,800 providers of various services. Most of these companies are relatively small and provide a limited array of products and services. In general, the competition for the consumer’s attention is intense, with a wide variety of players competing in different segments of the direct marketing industry. More specifically, competition within our business lines comes from companies that vary significantly in size, scope, and primary core competencies.

Membership Products. The membership services industry is characterized by a high degree of competition. However, strong and established relationships with affinity partners can mitigate the impact of competition. Participants in this industry include other membership services companies, such as Vertrue, Webloyalty, and Intersections, as well as large retailers, travel agencies, insurance companies and financial service institutions.

Insurance and Package Products. Participants in the U.S. in the direct marketing of insurance programs include Aegon, Coverdell (a unit of Vertrue), AIG, Assurant and UnumProvident.

The U.S. package enhancement operation faces competition from both similar direct marketing companies and financial institutions that choose to provide package enhancement programs in-house. Some of the direct marketers that participate in this space include Sisk, Generations Gold, Econocheck and Strategy Corp.

Loyalty Products. Participants in the loyalty arena provide in-house rewards programs and utilize third-party providers. Such third-party providers design, market and manage rewards-based loyalty programs for businesses that either have no desire to manage such a program or lack the core competencies necessary to compete in the industry effectively. Key industry participants include Maritz Loyalty Marketing, Carlson Marketing Group and Enhancement Services Corporation.

International Products. In Europe, key competitors in the package enhancement business include Card Protection Plan, St. Andrews, a wholly-owned subsidiary of Halifax Bank of Scotland, Carlson Marketing Group, Cauldwell Group, Nectar Rewards and Airmiles in the U.K., Societe de Prevoyance Bancaire in France, Europe Assistance in Italy, and Sreg and DSV Group (the savings banks’ cooperative) in Central Europe. On the membership side of the business, participants include other membership services companies, as well as large retailers, travel agencies, insurance companies and financial service institutions.

Information Technology

Our information technology team, comprised of approximately 390 employees worldwide, operates and supports approximately 210 of our individual applications. Membership, package and insurance products and services are distributed through a multiple media approach, which allows us to interface with our affinity partners’ customers in a variety of ways to enhance file penetration in a cost effective manner. Our systems are able to manage marketing campaigns across all media. Servicing and subscription requests are processed through a workflow and messaging interface with our vendors and are stored within our subscriber management platform. This framework allows us to keep a virtual inventory of programs and services, as well as store customer information for future marketing data mining. Customer servicing and billing information are fed into the financial ledger and business intelligence platform for billing and future marketing analysis.

Intellectual Property

We own or have licenses to use a large number of patents relating to a significant number of programs and processes. We also have certain significant material trademarks including, but not limited to Affinion Group, Affinion Benefits Group, Affinion International, Affinion Loyalty Group, AutoVantage, Buyers Advantage, CompleteHome, Enhanced Checking, HealthSaver, Hot-Line, NHPA, PrivacyGuard, Shoppers Advantage, Small Business Solutions, Travelers Advantage, Trilegiant and Wellness Extras. We use our trademarks in the marketing of our services and products offerings. We renew our trademarks on a regular basis. No individual patent or trademark is considered to be material to our business; however, our overall portfolio of patents and trademarks are valuable assets.

Employees

As of December 31, 2007, we employ approximately 3,300 people, of which 70% are located in North America and the remaining 30% are in our international offices. As a result of ongoing integration, rightsizing and outsourcing initiatives, we have realized significant headcount reductions, with headcount decreasing from approximately 5,100 employees in 2002 to approximately 3,300 employees as of December 31, 2007.

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

Federal and State Marketing Laws. The FTC and each of the states have enacted consumer protection statutes designed to ensure that consumers are protected from unfair and deceptive marketing practices. We review all marketing materials disseminated to the public for compliance with applicable FTC regulations and state marketing laws. In 2003, the FTC amended its Telemarketing Sales Rule to, among other things, establish a National “Do-Not-Call” Registry. As of December 2007, the “Do-Not-Call” Registry included more than 133 million phone numbers. To comply with the rule, prior to conducting outbound telemarketing, companies are required to match their call lists against the “Do-Not-Call” Registry to remove the names of consumers who requested not to be called. In addition, the amended Telemarketing Sales Rule requires additional disclosures and sales practices for goods and services sold over the phone. When these regulations went into effect, we began to match our call lists with the “Do Not Call Registry” and modified our telemarketing scripts so that they are designed to comply with the rule. These changes have not significantly affected our results, but may do so in the future.

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

Domestic and International Insurance Regulations. As a marketer of insurance programs, we are subject to state rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. Domestically, the insurance carriers that underwrite the programs that we sell are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials disseminated to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs. Further, in our international products, we are regulated by various national and international entities, including the UK Financial Services Authority (“FSA”), in the sale of insurance programs. The FSA is responsible for enforcing the Financial Services and Markets Act 2000 which, among other things, implements the EU’s Insurance Mediation Directive.

Other Foreign Regulations. Our European operations are subject to privacy and consumer protection regulations. Many of these regulations are based on EU Directives which are adopted as national laws by countries where Affinion International conducts its operations. These include (a) Data Protection regulation: imposing security obligations and restrictions on the use and transmission of consumers’ personal information data; (b) Privacy and Electronic Communications regulation: regulating unsolicited marketing activities carried out by telephone, fax and e-mail to users/subscribers; (c) Electronic Commerce regulation: imposing certain disclosure and operational requirements in relation to websites and internet marketing and sales activities; (d) Distance Selling regulation: requiring information disclosure and “cooling off periods” in contracts for goods or services (other than financial services) supplied to a consumer where the contract is made exclusively by means of distance communication; (e) Insurance mediation regulation: requiring information disclosure and related obligations (including authorization and reporting) on entities that arrange, advise on, administer or otherwise engage in insurance intermediary activities; (f) Distance Marketing regulation: requiring information disclosure and “cooling off periods” in contracts for financial services supplied to a consumer where the contract is made exclusively by means of distance communication; and (g) Unfair Terms and other consumer protection regulation: requiring that consumer terms and conditions be fair and reasonable. In addition, various codes of advertising and direct marketing practice exist both statutory and self-regulatory. We have established compliance procedures designed to comply with the requirements of these regulations.

Insurance

We believe we carry sufficient insurance coverage to protect us from material losses incurred by any of our operations due to an insurance recoverable circumstance.

Corporate Information

We are a Delaware corporation formed in July 2005 and are a holding company whose assets consist of the capital stock of our direct subsidiaries.

Our headquarters and principal executive offices are located at 100 Connecticut Avenue, Norwalk, Connecticut 06850. Our telephone number is (203) 956-1000.

Item 1A.	Risk Factors

You should carefully consider the risk factors set forth below as well as the other information contained in this Report. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flow, or results of operations and prospects. The following is a description of the most significant factors that might cause the actual results of operations in future periods to differ materially from those currently desired or expected. Any of the following risks could materially and adversely affect our business, financial condition or results of operations and prospects.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.

We are a highly leveraged company. As of December 31, 2007, we had approximately $1.3 billion principal amount of outstanding indebtedness. Although our annual debt service payment obligations, exclusive of capital lease obligations, do not include any required principal repayments until 2012, our estimated 2008 debt service payments will be approximately $120.7 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Contractual Obligations and Commitments.” Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

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

All of the debt under our credit facility is variable-rate debt. Although we entered into swap transactions to reduce a portion of the variability of future interest payments on our credit facility, our interest expense could still increase if interest rates increase.

The terms of our credit facility and the indentures governing the 10 1/8% Senior Notes and 11 1/2% Senior Subordinated Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The terms of our credit facility and the indentures governing our $304.0 million aggregate principal amount of 10 1/8% Senior Notes due 2013, which we refer to as our 10 1/8% Senior Notes, and our $355.5 million aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2015, which we refer to as our 11 1/2% Senior Subordinated Notes, contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

If we fail to comply with the covenants contained in our credit facility, an event of default, if not cured or waived, could result under our credit facilities, and the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and could proceed against the collateral securing our credit facility; and

•	could require us to apply all of our available cash to repay these borrowings;

any of which could result in an event of default under the 10 1/8% Senior Notes and the 11 1/2% Senior Subordinated Notes.

If the indebtedness under our credit facility, the 10 1/8% Senior Notes or the 11 1/2% Senior Subordinated Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

We have limited history as a stand-alone company and have experienced net losses as an independent company.

Prior to the closing of the Acquisition in October 2005, we had no operating history as an independent company. Prior to the Acquisition, we relied on certain operational resources of Cendant. As a result of the Acquisition, we no longer had access to the borrowing capacity, cash flow and assets of Cendant, including cash management. We were also required to enter into new operating and other agreements with Cendant. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Since the closing of the Acquisition, we have had a history of net losses. For the years ended December 31, 2005 (on a pro forma basis), December 31, 2006 and December 31, 2007, we had net losses of $432.3 million, $438.2 million and $191.1 million, respectively. We cannot assure you that we will not continue to report net losses in future periods. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As part of the Acquisition, we made a special tax election referred to as a “338(h)(10) election” with respect to the companies constituting the Predecessor. Under the 338(h)(10) election, the companies constituting the Predecessor were deemed for U.S. federal income tax purposes to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization increased, which we expect to reduce our cash taxes in the future. We expect that tax deductions attributable to the 338(h)(10) election to be up to approximately $120 million per year for the next thirteen years. However, our ability to utilize these deductions in any taxable period will be limited by the amount of taxable income we earn in such period. In addition, pursuant to Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our stock ownership within a three-year period), our ability to use our pre-change net operating loss carryforwards (including those attributable to the 338(h)(10) election) and certain other pre-change tax attributes to offset our post-change income may be limited. Similar rules and limitations may apply for state tax purposes as well. The rules under Section 382 are highly complex, and we cannot give you any assurance that any transfers of our stock will not trigger an “ownership change” and cause such limitation to apply.

We will need to implement financial and disclosure control procedures and corporate governance practices to comply with the requirements of the Sarbanes-Oxley Act of 2002.

As of December 31, 2008, we will become subject to the auditor attestation of management’s report on internal controls requirement under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related SEC rules. Although this Report does include management’s report on the effectiveness of our internal controls over financial reporting, management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC. Accordingly, our 2007 financial statement audit was significantly less in scope than an integrated audit pursuant to Section 404 of the Sarbanes-Oxley Act which will include an audit of our internal controls over financial reporting. A financial statement audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal controls. To ensure our ability to provide timely and reliable financial reports and our ability to certify as to, and our auditors ability to attest to, the effectiveness of our internal control over financial reporting, we have established an audit committee and we will need to continue to develop further our accounting and financial capabilities, as well as the continued development of certain documentation, systems and other controls. Failure to establish the necessary controls and procedures would make it difficult to comply with SEC rules and regulations with respect to internal control over financial reporting that could lead to a loss of confidence in the reliability of our financial statements. Further, the actual costs of implementing the necessary policies and procedures could exceed our current estimates, which could have an adverse effect on our financial condition, results of operations and cash flows.

We must replace the customers we lose in the ordinary course of business and if we fail to do so our revenue may decline and our customer base will decline.

We lose a substantial number of our customers each year in the ordinary course of business. The loss of customers may occur due to numerous factors, including:

•	changing customer preferences;

•	competitive price pressures;

•	general economic conditions;

•	customer dissatisfaction;

•	credit or debit card holder turnover; and

•	affinity partner and customer turnover.

Additionally, we expect to continue to see a net loss of members and end-customers as we continue our strategy to focus on overall profitability and generating higher revenue from each member rather than the size of our member base. Failure to obtain new customers who produce revenue at least equivalent to the revenue from the lost customers would result in a reduction in our revenue as well as a decrease in the number of our customers. Because of the large number of customers we need to replace each year, there can be no assurance that we can successfully replace them. In addition, even if we are successful in adding new customers to replace lost revenues, our profitability may still decline. See “—Our profitability depends on members and end-customers continuing their relationship with us. Increased loss of customers could impair our profitability.”

We depend on various third-party vendors to supply certain products and services that we market. The failure of these vendors to provide these products or services could result in customer dissatisfaction and harm our business and financial condition.

We depend on various third-party vendors to supply the products and services that we market. Many of our third-party vendors are independent contractors. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, or suffer interruptions, delays or quality problems, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms favorable to us. With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals. If we are required to use an alternative insurance carrier, it may materially increase the time required to bring an insurance related product to market. As we are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction. Replacing existing third-party vendors with more expensive third-party vendors could increase our costs and reduce our profitability.

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

Although we market our programs and services through over 5,300 affinity partners, we derive a substantial amount of our net revenue from the customers we obtained through only a few of these affinity partners. For the year ended December 31, 2007, we derived almost half of our net revenues from members and end-customers we obtained through 10 of our affinity partners. Our two largest affinity partners, Bank of America and JPMorgan Chase, and their end customers accounted for 11.4% and 11.1%, respectively, of total revenues for the year ended December 31, 2007. See “Item 1. Business—Affinity Partners.”

Many of our key affinity partner relationships are governed by agreements that may be terminated without cause by our affinity partners upon notice of as few as 90 days without penalty. Some of our agreements may be terminated by our affinity partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, our affinity partners may cease or reduce their marketing of our services without terminating or breaching our agreements. Further, in the ordinary course of business, at any given time, one or more of our contracts with key affinity partners may be selected for bidding through a request for proposal process. A loss of our key affinity partners, a cessation or reduction in their marketing of our services or a decline in their businesses could have a material adverse effect on our future revenue from existing services of which such affinity partner’s customers are consumers of ours and on our ability to further market new or existing services through such affinity partner to prospective consumers. There can be no assurance that one or more of our key or other affinity partners will not terminate their relationship with us, cease or reduce their marketing of our services or suffer a decline in their business. If a key affinity partner terminates or does not renew its relationship with us and we are required to cease providing our services to its customers, then we could lose significant sources of revenue.

Our typical membership products agreements with affinity partners provide that after termination of the contract we may continue to provide our services to existing members under the same economic arrangements that existed before termination. Under certain of our insurance products agreements, however, affinity partners may require us to cease providing services to existing customers after time periods ranging from 90 days to five years after termination of the agreement. Also, under agreements with our affinity partners for which we market under a wholesale arrangement and have not incurred any marketing expenditures, our affinity partners generally may require us to cease providing services to existing customers upon termination of the wholesale arrangement. Further, affinity partners under certain agreements also may require us to cease providing services to their customers under existing arrangements if the contract is terminated for material breach by us. If one or more of these affinity partners were to terminate our agreements with them, and require us to cease providing our services to customers, then we could lose significant sources of revenue.

Our profitability depends on members and end-customers continuing their relationship with us. Increased loss of customers could impair our profitability.

We generally incur losses and negative cash flow during the initial year of an individual retail member or end-customer relationship, as compared to renewal years. This is due primarily to the fact that the costs associated with obtaining and servicing a new retail member and end-customer often exceed the fee paid to us for the initial year. In addition, we experience a higher percentage of cancellations during the initial period as compared to renewal periods. Members and end-customers may cancel their arrangement at any time during the program period and, for our annual bill customers, we are typically obligated to refund the unused portion of their annual program fee. Accordingly, our profitability depends on recurring and sustained renewals and an increase in the loss of members or end-customers could result in a loss of significant revenues and reduce our profitability.

We depend, in part, on credit card processors to obtain payments for us. If our credit card processors are interrupted in any way it could result in delays in collecting payments.

We depend, in part, on credit card processors to obtain payments for us. The credit card processors operate pursuant to agreements that may be terminated with limited prior notice. In the event a credit card processor ceases operations or terminates its agreement with us, there can be no assurance a replacement credit card processor could be retained on a timely basis, if at all. Any service interruptions, delays or quality problems could result in delays in collecting payments, which could result in reduced revenues and profitability.

The increase in the share of monthly payment programs in our program mix may adversely affect our cash flows.

We have traditionally marketed membership programs which have up-front annual membership fees. However, over the last five years, we expanded our marketing of membership programs for which membership fees are payable in monthly installments. Approximately 60% of our new member enrollments for the year ended December 31, 2007 were in monthly payment programs. Our increased emphasis on monthly payment programs adversely affects our cash flow in the short term because the membership fee is collected over the course of the year as opposed to at the beginning of the membership term as with annual billing.

We may be unable to achieve our targeted annual Adjusted EBITDA growth in future periods.

We may not be able to achieve our targeted Adjusted EBITDA growth in future periods. A variety of risks and uncertainties could cause our actual Adjusted EBITDA results to differ materially from our targeted Adjusted EBITDA, including, among others, the business, economic and competitive risks and uncertainties discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements for Forward-Looking Statements.” Without limiting the risks and uncertainties, our targeted Adjusted EBITDA growth rate assumes that we will continue to implement our business strategy, achieve our target minimum returns on investment for all of our marketing expenditures, maintain or exceed the renewal rate and profitability of our customer base, retain our key affinity partners and expand these relationships, grow our international operations and that there are no material adverse developments that would increase our cost structure or material adverse developments in the regulatory environment in which we operate. Accordingly, we can not assure you that our actual Adjusted EBITDA for any future period will in fact be within our targeted range of Adjusted EBITDA.

Our business is highly competitive. We may be unable to compete effectively with other companies in our industry that have financial or other advantages and increased competition could lead to reduced market share, a decrease in margins and a decrease in revenue.

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative membership, insurance, package enhancement and loyalty programs, products and services, the quality and breadth of membership, insurance, package enhancement and loyalty programs, products and services offered, competitive pricing and in-house marketing expertise. Our competitors offer programs, products and services similar to, or which compete directly with, those offered by us. These competitors include, among others, Aegon, Vertrue, Intersections, Assurant, General Electric Partnership Marketing Group, Webloyalty and Card Protection Plan. In addition, we could face competition if our current affinity partners were to develop and market their own in-house programs, products and services similar to ours. In addition, certain of our affinity partners (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain products to their customers, which marketing and servicing of such products historically were provided by us.

Some of these existing and potential competitors have substantially larger customer bases and greater financial and other resources than we do. There can be no assurance that:

•	our competitors will not increase their emphasis on programs similar to those we offer;

•	our competitors will not provide programs comparable or superior to those we provide at lower costs to customers;

•	our competitors will not adapt more quickly than we do to evolving industry trends or changing market requirements;

•	new competitors will not enter the market; or

•	other businesses (including our current affinity partners) will not themselves introduce in-house programs similar to those we offer.

In order to compete effectively with all of these competitors, we must be able to provide superior programs and services at competitive prices. In addition, we must be able to adapt quickly to evolving industry trends, a changing market, and increased regulatory requirements. Our ability to grow our business may depend on our ability to develop new programs and services that generate consumer interest. Failure to do so could result in our competitors acquiring additional market share in areas of consumer interest. Any increase in competition could result in price reductions, reduced gross margin and loss of market share.

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

We market our programs and services through various distribution media, including direct mail, online marketing, point-of-sale marketing, telemarketing and other methods. These media are regulated at both federal and state levels and we believe that these media will be subject to increasing regulation, particularly in the area of consumer privacy. Such regulation may limit our ability to solicit or sign up new customers or to offer products or services to existing customers.

Our U.S. membership and insurance products are subject to extensive regulation and oversight by the Federal Trade Commission (the “FTC”), the Federal Communications Commission (the “FCC”), state attorney generals and other state regulatory agencies, including state insurance regulators. Our programs and services involve the use of nonpublic personal information that is subject to federal consumer privacy laws, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (“GLB”), and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing of our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and implementing regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance products are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market our programs and services and reduce our revenues and profitability.

The telemarketing industry has become subject to an increasing amount of federal and state regulation as well as general public scrutiny. For example, the Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and FTC regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. The FTC’s 2003 Amendment to its Telemarketing Sales Rule created a national “Do-Not-Call” Registry, which became effective October 1, 2003, and certain states have enacted separate “Do-Not-Call” Registries. Both the FTC and state attorneys general have authority to prevent telemarketing activities deemed by them to be “unfair or deceptive acts or practices.” Further, some states have enacted laws, and others are considering enacting laws, targeted directly at regulating telemarketing practices, including the creation of “Do-Not-Call” Registries, and any such laws could adversely affect or limit our operations. Additionally, individuals in the UK and other European countries do have rights to prevent direct marketing to them by telephone, fax or email.

Likewise, in the U.K. and EU, our marketing operations are subject to regulation, including data protection legislation restricting the use and transmission of consumers’ personal information, regulation of unsolicited marketing using electronic communications and financial services regulation of insurance intermediaries. In particular, in the U.K., the sale of our insurance products is regulated by the FSA.

Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. Any changes to such regulations could materially increase our compliance costs. The risk of our noncompliance with any rules and regulations enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us or our management to fines or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and services and reduce our revenues and profitability. Certain types of noncompliance may also result in giving our affinity partners the right to terminate certain of our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with consumers, and our industry is susceptible to peremptory charges by the media of regulatory noncompliance and unfair dealing. Over the past several years, there has been proposed legislation in several states that may interfere with our marketing practices. For example, over the past several years many states have proposed legislation that would allow consumers to limit the amount of unsolicited direct mail they receive. To date, we are not aware of any state that has actually passed legislation that would create a “Do-Not-Mail” registry or which would otherwise allow consumers to restrict the amount of unsolicited direct mail that they receive. We believe there are four states that are currently considering some form of “Do-Not-Mail” legislation. If such legislation is passed in one or more states, it could impede our ability to market our programs and services and reduce our revenues and profitability.

We are subject to legal actions that could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end customers, reduce revenues and profitability and damage our reputation.

We are involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. We are also parties to a number of class action lawsuits, each of which alleges that we violated certain federal and/or state consumer protection statutes. While we cannot predict the outcome of pending suits, claims, investigations and inquiries, the cost of responding to and defending such suits, as well as the ultimate resolution of any of these matters, could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end customers, reduce revenues and profitability and damage our reputation. In addition, although Cendant has agreed to indemnify us (which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business), with respect to certain litigation and compliance with law matters in connection with the purchase agreement, these indemnification obligations are subject to certain limitations and restrictions (the “Cendant Indemnification”). See “Item 13. Certain Relationships and Related Transactions, and Director Independence—The Acquisition—Purchase Agreement—Indemnification.” Although we have accrued legal and professional fees of $15.4 million as of December 31, 2007, a portion of which relates to accruals for legal actions, there can be no assurance that these accruals will be sufficient to satisfy all related claims and expenses or any claims in excess of the Cendant Indemnification.

We rely on our affinity partners to provide limited customer information to us for certain marketing purposes and to approve our marketing materials. If our affinity partners make significant changes to the materials that decrease results or if they limit the information that they provide to us, our ability to generate new customers may be adversely affected.

Certain of our marketing efforts depend in part on certain limited customer information being made available to us by our affinity partners. There can be no assurance that our affinity partners will, or will be able to, continue to provide us with the use of such customer information.

Our marketing efforts are largely dependent on obtaining approval of the solicitation materials from our affinity partners. We market our programs and services based on tested marketing materials, and any significant changes to those materials that are required by our affinity partners could negatively affect our results. The material terms of each marketing campaign must be mutually agreed upon by the parties. There can be no assurance that we will obtain approvals of our marketing materials from our affinity partners, and the failure to do so could impede our ability to market our programs and services, result in a loss of members and end-customers, and reduce our revenues and profitability.

A significant portion of our business is conducted with financial institution affinity partners. A downturn or consolidation in the financial institution industry may have an adverse impact on our business.

Our future success is dependent in large part on continued demand for our programs and services within our affinity partners’ industries. In particular, the end customers of our financial institution affinity partners accounted for a significant amount of our customers and revenues in 2007. In recent years, a number of our existing financial institution affinity partners have been acquired by or merged with other financial institutions. In the event one of our affinity partners undergoes a consolidation and the consolidated financial institution does not have an agreement with us or does not wish to continue marketing with us, we could experience an adverse impact on our revenue. In addition, the consolidation of financial institutions may result in increased leverage to pressure us to lower our prices. If consolidated affinity partners pressure us to lower our prices, we may experience an adverse impact on our revenue. Consolidation may also lead to fewer potential customers of affinity partners to whom we can sell our programs and services. Therefore, a significant downturn in the industry, a trend in that industry to reduce or eliminate its use of our programs, products and services, or further consolidation in the industry leading customers to use fewer credit cards could result in a loss of members and end customers and reduce our revenues and profitability. In addition, some of our financial institution affinity partners are in the mortgage business. Although the end customers of our affinity partners in the mortgage business accounted for less than 2% of our revenues for the year ended December 31, 2007, a severe downturn in the mortgage industry could reduce our revenues and profitability.

We may lose members or end-customers and significant revenue if we reduce our planned expenditures to grow our business, our existing services become obsolete, or if we fail to introduce new services with broad consumer appeal or fail to do so in a timely or cost-effective manner.

Our growth depends upon investing in our business. Although revenue from our existing customer base has historically generated over 80% of our next twelve months net revenue, we cannot assure you that this will continue. Accordingly, our growth will depend on our developing and successfully introducing new products and services that generate member and end customer interest. Our failure to invest in our business, introduce these products or services or to develop new products or services, or the introduction or announcement of new products or services by competitors, could render our existing offerings noncompetitive or obsolete. There can be no assurance that we will be successful in developing or introducing new products and services. Our failure to develop, introduce or expand our products and services or to make other investments in our business, such as marketing or capital expenditures, could result in a loss of members and end customers and reduce our revenues and profitability.

Our failure to protect private data could damage our reputation and cause us to expend capital and other resources to protect against future security breaches.

Certain of our services are based upon the collection, distribution and protection of sensitive private data. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our affinity partner agreements. We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach. We may also incur significant costs to alleviate problems that may be caused by future breaches. Any breach or perceived breach could subject us to legal claims from affinity partners or customers under laws (such as California’s SB 1386 and regulations promulgated by the FSA and European data protection regimes) that govern breaches of electronic data systems containing non-public personal information. There is no assurance that we would prevail in such litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain members and end-customers. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.

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

We could face patent infringement claims from our competitors or others alleging that our processes or programs infringe on their proprietary technology. If we were subject to an infringement suit, we may be required to (1) incur significant costs to license the use of proprietary technology, (2) change our processes or programs or (3) stop using certain technologies or producing the infringing program entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could cause our customers to seek other programs that are not subject to infringement suits. Any infringement suit could result in significant legal costs and damages, impede our ability to market or provide existing programs or create new programs, reduce our revenues and profitability and damage our reputation.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we do not apply for patent, trademark, or copyright protection. We also rely upon unpatented proprietary expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached and may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could jeopardize our critical intellectual property which could give our competitors an advantage in the marketplace, reduce our revenues and profitability and damage our reputation.

Our business is highly dependent on our existing computer, billing, communications and other technological systems. Any temporary or permanent loss of any of our systems could have a negative effect on our business, financial condition and results of operations.

Our business depends upon ongoing investments in advanced computer database and telecommunications technology as well as upon our ability to protect our telecommunications and information technology systems against damage or system interruptions from natural disasters, technical failures and other events beyond our control. In order to compete effectively and to meet our affinity partners’ and customers’ needs, we must maintain our systems as well as invest in improved technology. A temporary or permanent loss of any of our systems or networks could cause significant damage to our reputation and could result in a loss of revenue.

In addition, we receive credit data electronically, and this delivery method is susceptible to damage, delay or inaccuracy. A significant portion of our business involves telephonic customer service as well as mailings, both of which depend upon the data generated from our computer systems. Unanticipated problems with our telecommunications and information technology systems may result in a significant system outage or data loss, which could interrupt our operations. Our infrastructure may also be vulnerable to computer viruses, hackers or other disruptions entering our systems from the credit reporting agencies, our affinity partners and members and end-customers or other authorized or unauthorized sources. Any damage to our telecommunications and information technology systems, failure of communication links or other loss that causes interruption in, or damage to, our operations could impede our ability to market our programs and services, result in a loss of members and end customers and reduce our revenues and profitability.

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

We depend, in part, on the postal and telephone services we utilize to market and service our programs. An interruption of, or an increase in the billing rate for, such services could adversely affect our business.

We depend, in part, on the postal and telephone services we utilize to market and service our programs. An interruption of, or an increase in the billing rate for, such services could increase our costs and expenses and reduce our profitability.

We market and service our programs by various means, including through mail and via telephone. Accordingly, our business is dependent on the postal and telephone services provided by the U.S. Post Office and various local and long distance telephone companies. Any significant interruption of such services or any limitations in their ability to provide us with increased capacity could impede our ability to market our programs and services, result in a loss of members and end customers and reduce our revenues and profitability. In addition, the U.S. Postal Service increases rates periodically and significant increases in rates could adversely impact our business.

We may not realize anticipated benefits from recent or future acquisitions or have the ability to complete future acquisitions.

From time to time, we consider pursuing acquisitions as a means of enhancing our scale and market share. The success of any new acquisition strategy will depend upon our ability to find suitable acquisition candidates on favorable terms and to finance and complete these transactions. In addition, upon completion of an acquisition, we may encounter a variety of difficulties, including trouble integrating the acquired business into our operations, the possible defection of a significant number of employees, the loss in value of acquired intangibles, the diversion of management’s attention and unanticipated problems or liabilities. These difficulties may adversely affect our ability to realize anticipated cost savings and revenue growth from our acquisitions. In addition, acquisitions may not be as accretive to our earnings as we expect or at all, and may negatively impact our results of operations through, among other things, the incurrence of debt to finance any acquisition, non-cash write-offs of goodwill or intangibles and increased amortization expenses in connection with intangible assets. Acquisition integration activities can also put further demands on management, which could negatively impact operating results.

We have a limited history of conducting certain of our international operations, which are subject to additional risks not encountered when doing business in the U.S., and our exposure to these risks will increase as we expand our international operations.

We have a limited history of conducting certain of our international operations, which involve risks that may not exist when doing business in the U.S. In order to achieve widespread acceptance in each country we enter, we must tailor our services to the unique customs and cultures of that country. Learning the customs and cultures of various countries, particularly with respect to consumer preferences, is a difficult task and our failure to do so could slow our growth in international markets.

In addition, we are subject to certain risks as a result of having international operations, and from having operations in multiple countries generally, including:

•	delays in the development of the Internet as a broadcast, advertising and commerce medium in overseas markets;

•

difficulties in staffing and managing operations due to distance, time zones, language and cultural differences, including issues associated with establishing management systems infrastructure in various countries;

•	differences and unexpected changes in regulatory requirements and exposure to local economic conditions;

•	preference of local populations for local providers;

•

restrictions on the withdrawal of non-U.S. investment and earnings, including potentially substantial tax liabilities if we repatriate any of the cash generated by our international operations back to the U.S.;

•	diminished ability to legally enforce our contractual rights;

•	currency exchange restrictions; and

•	withholding and other taxes on remittances and other payments by subsidiaries.

We cannot assure you that one or more of these factors will not have a material adverse effect on our international operations and consequently on our business, financial condition and results of operations.

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

Approximately 97% of the common stock of Holdings is held by investment funds affiliated with Apollo Management V, L.P. (“Apollo”). As a result, Apollo controls us and has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Holdings’ stock, including approving acquisitions or sales of all or substantially all of our assets. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We are headquartered in Norwalk, Connecticut in a 115,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. Our corporate data center is in Trumbull, Connecticut with disaster recovery operations provided by a backup site in Westerville, Ohio. Some applications are also housed in Centennial, Colorado, Slough, U.K., and Oslo, Norway. The table below lists all of our facilities as of December 31, 2007, all of which are leased.

Location	Function
U.S. Facilities

Norwalk, CT (2 sites)	Global Headquarters
Trumbull, CT	Call Center/ Data Ops Center
Dublin, OH (2 sites)	Software Development
Westerville, OH	Call Center
Richmond, VA	Loyalty Product Operations
Franklin, TN (3 sites)	Insurance & Package Sales, Marketing and Administration, Print Fulfillment Center
Woodland Hills, CA	Administrative

International Facilities

Slough, U.K.	International Headquarters
Antwerp, Belgium	Sales and Marketing
Copenhagen, Denmark	Sales and Marketing
Roissy (Paris), France	Sales, Marketing and Call Center
Johannesburg, South Africa	Sales and Marketing
Millerntorplatz, Hamburg, Germany	Sales, Marketing and Call Center
Milan, Italy	Sales and Marketing
Milan, Italy	Call Center
Oslo, Norway	Sales, Marketing and Call Center
Stockholm, Sweden	Sales and Marketing
Affinion House, Portsmouth, U.K.	Administration and Call Center
Sentinel House, Portsmouth, U.K.	Administration

We have noncancelable operating leases covering various facilities and equipment. Our rent expense for the years ended December 31, 2007 and 2006, the period from October 17, 2005 to December 31, 2005 and the period from January 1, 2005 to October 16, 2005 was $12.9 million (net of sublease rental income of $0.5 million), $14.3 million (net of sublease rental income of $0.5 million), $3.2 million (net of sublease rental income of $0.2 million) and $14.6 million (net of sublease rental income of $0.3 million), respectively.

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

On August 9, 2005, a class action suit (the “August 2005 Suit”) was filed against Trilegiant in the U.S. District Court for the Northern District of California, San Francisco Division. The claim asserts violations of the Electronic Funds Transfer Act and various California consumer protection statutes. The suit seeks unspecified actual damages, statutory damages, attorneys’ fees, costs and injunctive relief. As noted in the description of the 2001 Class Action below, the parties have obtained preliminary approval of a class-wide settlement in the 2001 Class Action that, if such approval becomes final, will result in the dismissal of this lawsuit with prejudice.

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

On November 12, 2002, a class action complaint (the “November 2002 Class Action”) was filed against Sears, Roebuck & Co., Sears National Bank, Cendant Membership Services, Inc., and Allstate Insurance Company in the Circuit Court of Alabama for Greene County alleging, among other things, breach of contract, unjust enrichment, breach of duty of good faith and fair dealing and violations of the Illinois consumer fraud and deceptive practices act. The case was removed to the U.S. District Court for the Northern District of Alabama but was remanded to the Circuit Court of Alabama for Greene County. We filed a motion to compel arbitration, which was granted by the court on January 31, 2008. In granting our motion, the court further ordered that any arbitration with respect to this matter take place on an individual (and not class) basis.

On November 15, 2001, a class action complaint (the “2001 Class Action”) was filed in Madison County, Illinois against Trilegiant alleging violations of state consumer protection statutes in connection with the sale of certain membership products. Motions to dismiss were denied and a class was certified by the court. On February 14, 2008, the parties entered into a definitive settlement agreement that resolves this lawsuit and the August 2005 Suit on a class-wide basis. On February 15, 2008 the court entered an order preliminarily approving the settlement. Under the court’s preliminary approval order, a final fairness hearing was scheduled for July 18, 2008 at which the court will decide whether to grant final approval of the settlement. Cendant has agreed to indemnify us for a significant portion of the settlement, which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business. The settlement payments for which Trilegiant is responsible are not material in amount and have been accrued for in our financial statements.

We believe that the amount accrued for the above matters is adequate, and the reasonably possible loss beyond the amounts accrued, while not estimatable, will not have a material adverse effect on our financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material adverse effect on financial condition, results of operations or cash flows.

Subject to certain limitations, Cendant has agreed to indemnify us for actual losses, damages, liabilities, claims, costs and expenses and taxes incurred in connection with certain of the matters described above. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly-owned subsidiary of Holdings, and there is no established trading market for our common stock. As of February 26, 2008, approximately 97% of the common stock of Holdings was held by investment funds affiliated with our principal equity sponsor, Apollo Management, L.P. (collectively, “Apollo”).

Since the Acquisition through December 31, 2006, we did not pay any cash dividends in respect of our common stock. During 2007, we paid two cash dividends to Holdings aggregating $32.2 million. Our senior secured credit facility and the indenture governing our 10 1/8% Senior Notes and 11 1/2% Senior Subordinated Notes contain covenants that limit our ability to pay dividends.

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated and combined financial data for the periods indicated. The following information should be read in conjunction with, and is qualified by reference to, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated and combined financial statements and the notes thereto included elsewhere herein.

The consolidated balance sheet data of Affinion as of December 31, 2007, 2006 and 2005 and the related consolidated statements of operations data and cash flows data of Affinion for the years ended December 31, 2007 and 2006 and the period October 17, 2005 to December 31, 2005 and the related combined statements of operations data and cash flows data of the Predecessor for the period from January 1, 2005 to October 16, 2005 are derived from our audited consolidated and combined financial statements and the notes thereto included elsewhere herein. The combined balance sheet data as of December 31, 2004 and 2003 has been derived from the audited combined balance sheet of the Predecessor and the combined statement of operations data and cash flows data for the years ended December 31, 2004, 2003 and 2002 have been derived from the 2004, 2003 and 2002 audited combined financial statements, respectively, of the Predecessor, none of which are included herein.

	The Company			The Predecessor
	For the Years Ended December 31,		Period From October 17, 2005 to December 31, 2005	Period From January 1, 2005 to October 16, 2005	For the Years Ended December 31,
	2007	2006			2004	2003
	(Dollars in millions)
Consolidated and Combined Statement of Operations Data:
Net revenues	$1,321.0	$1,137.7	$134.9	$1,063.8	$1,530.9	$1,443.7

Expenses:
Marketing and commissions(1)	608.4	580.9	87.1	515.0	665.3	683.7
Operating costs	334.3	326.1	48.7	315.0	383.3	379.5
General and administrative	113.2	106.9	20.2	134.5	185.0	115.7
Gain on sale of assets	—	—	—	(4.7)	(23.9)	—
Goodwill impairment	—	15.5	—	—	—	—
Depreciation and amortization	310.8	396.8	84.5	32.3	43.9	44.5

Total expenses	1,366.7	1,426.2	240.5	992.1	1,253.6	1,223.4

Income (loss) from operations	(45.7)	(288.5)	(105.6)	71.7	277.3	220.3
Interest income	4.9	5.7	1.3	1.9	1.7	2.0
Interest expense	(145.2)	(148.8)	(31.9)	(0.5)	(7.3)	(14.1)
Other income (expense), net	(0.1)	—	—	5.9	0.1	6.7

Income (loss) before income taxes and minority interests	(186.1)	(431.6)	(136.2)	79.0	271.8	214.9
Income tax (expense) benefit	(4.7)	(6.3)	—	(28.9)	104.5	(71.3)
Minority interests, net of tax	(0.3)	(0.3)	(0.1)	—	0.1	0.7

Net income (loss)	$(191.1)	$(438.2)	$(136.3)	$50.1	$376.4	$144.3

	The Company			The Predecessor
	For the Years Ended December 31,		Period From October 17, 2005 to December 31, 2005	Period From January 1, 2005 to October 16, 2005	For the Years Ended December 31,
	2007	2006			2004	2003
	(Dollars in millions)
Consolidated and Combined Balance Sheet Data (at period end):
Cash and cash equivalents (excludes restricted cash)	$14.2	$84.3	$113.4	n/a	$22.5	$63.2
Working capital deficit	(245.9)	(251.3)	(92.7)	n/a	(322.4)	(463.9)
Total assets	1,601.2	1,889.5	2,200.0	n/a	1,158.5	1,246.6
Total debt	1,347.5	1,408.4	1,491.0	n/a	31.6	131.2
Stockholder’s/combined equity (deficit)	(405.5)	(186.9)	233.9	n/a	293.6	115.6
Consolidated and Combined Cash Flows Data:
Net cash provided by (used in):
Operating activities(2)	$101.8	$98.3	$31.1	$106.5	$261.1	$145.5
Investing activities(2)	(77.4)	(44.4)	(1,640.1)	(39.5)	(2.3)	(5.6)
Financing activities	(94.2)	(85.4)	1,722.9	(23.4)	(301.5)	(165.6)
Other Financial Data:
Capital expenditures	$26.9	$29.1	$9.0	$24.0	$25.8	$20.8
Ratio of earnings to fixed charges(3)	—	—	—	15.9x	19.8x	11.4x

(1)	As discussed in Note 2 to our audited consolidated and combined financial statements, the Predecessor previously deferred costs which varied with and were directly related to acquiring new insurance business on its combined balance sheets as deferred acquisition costs to the extent such costs were deemed recoverable from future cash flows. These costs were amortized as marketing expense over a 12 year period using a declining balance method generally in proportion to the related insurance revenue, which amortization was based on attrition rates associated with the approximate rate that insurance revenues collected from customers decline over time. Amortization of deferred acquisition costs commenced upon recognition of the related insurance revenue. Immediately following the Transactions, the Company began expensing such costs as they are incurred. The acquisition costs incurred and capitalized by the Predecessor totaled approximately $62.1 million and $58.9 million for the years ended December 31, 2003 and 2004, respectively, and $37.1 million for the period from January 1, 2005 to October 16, 2005. The Predecessor’s amortization expense of deferred acquisition costs was $29.1 million and $43.7 million for the years ended December 31, 2003 and 2004, respectively, and $42.0 million for the period from January 1, 2005 to October 16, 2005. The Company incurred and expensed acquisition costs that totaled $12.6 million for the period from October 17, 2005 to December 31, 2005 and $57.4 million and $51.4 million for the years ended December 31, 2006 and 2007, respectively.
(2)	Certain restricted cash amounts for the years ended December 31, 2003 and 2004, the period from January 1, 2005 to October 16, 2005, and for the period from October 17, 2005 to December 31, 2005 have been reclassified from investing activities to operating activities. See Note 2 to our audited consolidated and combined financial statements included elsewhere herein.
(3)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expense that management believes is representative of the interest component of rental expense. Our earnings were insufficient to cover fixed charges by $136.2 million for the period from October 17, 2005 to December 31, 2005, by $431.6 million for the year ended December 31, 2006 and by $186.1 million for the year ended December 31, 2007 (see Exhibit 12.1—Statement re: Computation of Ratio of Earnings to Fixed Charges).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated and combined financial statements included in “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “—Cautionary Statements for Forward-Looking Information.”

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our audited consolidated and combined financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•

Results of operations. This section provides an analysis of our results of operations comparing the years ended December 31, 2007 to 2006 and December 31, 2006 to 2005 (including certain amounts on a pro forma basis). This analysis is presented on both a consolidated and combined basis and on an operating segment basis. Certain 2005 results of operations amounts are presented on a pro forma basis that give effect to the Transactions as if they had occurred on January 1, 2005.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2007, 2006 and 2005 (combining the Company’s cash flows for the period from October 17, 2005 to December 31, 2005 and the Predecessor’s cash flows for the period from January 1, 2005 to October 16, 2005) and our financial condition as of December 31, 2007, as well as a discussion of our liquidity and capital resources prior to and following the Transactions.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our audited consolidated and combined financial statements included elsewhere herein.

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

As of December 31, 2007, we had almost 65 million members and end customers worldwide.

We organize our business into two operating units:

•	Affinion North America. Affinion North America comprises our Membership, Insurance and Package, and Loyalty product operations in North America.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2007, managed approximately 465 billion points with an estimated redemption value of over $4.71 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

•

Affinion International. Affinion International comprises our Membership, Package and Loyalty product operations outside North America. We expect to leverage our current Western European operational platform to expand our range of products and services, develop new affinity partner relationships in various industries and grow our geographical footprint.

We offer all of our products and services through both retail and wholesale arrangements, although on a wholesale basis, currently we primarily provide services and benefits derived from our credit card registration, credit monitoring and identity-theft resolution products. In our retail arrangements, we incur marketing expenses to acquire new customers for our subscription-based membership, insurance and package enhancement products with the objective of building highly profitable and predictable recurring future revenue streams and cash flows. For our membership and package enhancement products, these marketing costs are expensed when the campaign is launched, while in our insurance products these costs were capitalized and amortized over 12 years in proportion to the revenue expected to be earned from those campaigns through the date of the Transactions. For periods following the closing of the Transactions, we have changed our accounting policy so that these insurance marketing costs are expensed when the costs are incurred as the campaign is launched, similar to our accounting for the marketing costs associated with our membership and package products. This change eliminates the historical differences between our actual cash marketing spend and the marketing costs expensed in a period.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In late 2003, we began to expand the types of memberships that we offer to include memberships under monthly payment programs. In 2007, approximately 60% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships remain under the billing terms in which they were originated. As we replace annual memberships with monthly memberships, we receive less cash at the beginning of the membership term and, therefore, have lower deferred revenue resulting in temporarily higher Segment EBITDA (as discussed under “—Financial Condition, Liquidity and Capital Resources—Covenant Compliance—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below) than cash flows from operations. We believe that once monthly memberships, as a percentage of all members within the membership base, reach a constant level, Segment EBITDA and cash flows from operations will be more closely aligned.

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

We serve as an agent and third-party administrator for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying audited consolidated balance sheets and any changes in estimated profit sharing are periodically recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying audited consolidated and combined statements of operations.

In our wholesale arrangements, we provide products and services as well as customer service and fulfillment related to such products and services supporting our affinity partners programs that they offer to their customers. Our affinity partners are typically responsible for customer acquisition, retention, and collection and generally pay us one-time implementation fees and on-going monthly service fees based on the number of members enrolled in their programs. Implementation fees are recognized ratably over the contract period while monthly service fees are recognized in the month earned. Wholesale revenues also include revenues from transactional activities associated with our programs such as the sales of additional credit reports and discount shopping and travel purchases by members. The revenues from such transactional activities are recognized in the month earned.

We have made significant progress in increasing the flexibility of our business model by transitioning our operations from a highly fixed-cost structure to a more variable-cost structure by combining similar functions and processes, consolidating facilities and outsourcing a significant portion of our call center and other back-office processing. This added flexibility better enables us to redeploy our marketing expenditures globally across our operations to maximize returns.

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

In certain circumstances, our financial affinity partners have sought to source and market their own in-house programs, most notably programs that are analogous to our credit card registration, credit monitoring and identity-theft resolution services. As we have sought to maintain our market share and to continue these programs with our partners, in some circumstances, we have shifted from a retail marketing arrangement to a wholesale arrangement which has lower net revenue, but unlike our retail arrangement, has no related commission expense. As a result, we have experienced a revenue reduction in our membership business. This trend has also caused some reductions in our profit margins, most notably in the in-bound telemarketing channel.

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

These regulations primarily impact the means we use to market our programs, which can reduce the acceptance rates of our solicitation efforts, and impact our ability to obtain updated information from our members and end customers. In our insurance products, these regulations limit our ability to implement pricing changes.

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and state attorney general investigations involving our business practices which also increase our costs of doing business. See “Item 3. Legal Proceedings.”

Seasonality

Historically, seasonality has not had a significant impact on our business. Our revenues are more affected by the timing of marketing programs which can change from year to year depending on the opportunities available and pursued.

Business History

General. Our business started with our North American membership products in 1973. Over a decade later, we expanded our business to include North American insurance and package products. In 1988, we acquired a loyalty and enhancement programs business and in the early 1990s, we expanded our membership and package products internationally. During these periods, the various products within the combined financial statements operated independently and were subject to certain non-compete agreements between them which limited their access to new channels, affinity partners, products and markets.

In 2004, we terminated the non-compete agreements described above and streamlined our organizational structure to integrate these historically separately managed products lines. Accordingly, our North American membership, insurance, package and loyalty products came under common management beginning in the first quarter of 2004 and the North American management team assumed responsibility for our international products in late 2004 and oversight of the travel agency in the first quarter of 2005.

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

In 2005, we developed reorganization plans for our international and North American travel agency operations based on our successful earlier integration efforts, including facility consolidation, outsourcing of our call centers and other back office functions, as well as eliminating redundant functions and centralizing oversight for common processes (the “2005 Reorganization”). During 2005, we incurred $8.1 million of costs as part of the 2005 Reorganization and, during 2006, we incurred an additional $2.1 million of costs as part of the 2005 Reorganization recorded primarily in general and administrative expense on the audited consolidated and combined statements of operations. As a result, we have generated approximately $11.0 million of annual cost savings, a portion of which was realized in 2005 with the majority realized in 2006. We anticipate no offsetting increases in expenses or decreases in revenues at this time as a result of these initiatives.

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

•	During 2003, to improve profitability from marketing programs in our insurance products, we deemphasized the sale of term life insurance policies. In June 2003, we made a strategic decision to cease marketing and selling new long-term care insurance policies; however, we continued to derive commission revenue pursuant to agreements with the insurance carriers that underwrite the policies we previously marketed. On December 30, 2004, we sold 78% of our commission contract rights related to our long-term preferred care insurance products. We realized a gain upon the sale of $23.9 million in 2004, with an additional gain of $4.7 million recognized in the first nine months of 2005 upon receipt of certain consents. Both gains were recorded in gain on sale of assets on the combined statements of operations.

•

During the fourth quarter of 2004, we sold a membership revenue stream in our international products from a contract with an affinity partner where we had previously ceased marketing new memberships for that partner for a gain of $15.7 million recorded in net revenues.

The Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (then fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Holdings”), our parent company, and a warrant (then fair value of $16.7 million) that is exercisable for 4,437,170 shares of Holdings’ common stock, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs.

The warrant was exercisable on or after October 17, 2009 (or earlier, if Apollo achieved certain returns on its investment or if a dividend or distribution was paid on our common stock). As a result of a special dividend on its common stock distributed by Holdings in January 2007, the warrant became exercisable at an exercise price of $10.38 per share. The warrant will expire 30 days after notice is received by the warrantholders from us that Apollo and its affiliates have received certain specified investment returns.

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

Results of Operations

Supplemental Data

The following table provides data for selected business segments (member and insured amounts in thousands except per average member amounts and percentages).

	Three Months Ended December 31,		Years Ended December 31,
	2007	2006	2007	2006	2005
Affinion North America:
Membership Products -
Retail
Average Members (1)	7,797	8,663	8,146	9,102	10,786
% Monthly Members	35.8%	35.7%	36.1%	34.6%	28.6%
% Annual Members	64.2%	64.3%	63.9%	65.4%	71.4%
Annualized Net Revenue Per Average Member (2)	$74.80	$71.58	$72.15	$67.96	$61.13
Wholesale
Average Members (1)	3,372	3,925	3,582	3,942	3,843
Portion for service formerly retail and other (3)	2,309	2,136	2,248	2,048	1,593
Average Retail Members including wholesale formerly retail and other (3)	10,106	10,799	10,394	11,150	12,379
Insurance and Package Products -
Insurance
Average Basic Insured (1)	24,844	26,940	25,770	27,672	29,396
Average Supplemental Insured	5,003	5,263	5,101	5,315	5,512
Annualized Net Revenue per Supplemental Insured (2)	$52.07	$54.18	$52.21	$49.22	$42.62
Package
Average Members (1)	5,809	6,543	6,122	6,843	7,532
Annualized Net Revenue Per Average Member (2)	$14.42	$13.80	$13.76	$13.60	$13.72
Affinion International:
International Products -
Package
Average Members (1)	15,893	16,089	16,298	16,697	19,625
Annualized Net Revenue Per Average Package Member (2)	$9.40	$7.83	$8.40	$7.04	$6.58
Other Retail Membership
Average Members (1)	1,863	2,329	2,132	2,334	2,455
Annualized Net Revenue Per Average Member (2)	$37.64	$21.04	$27.96	$21.00	$21.31
New Retail Membership
Average Members (1)	323	165	238	98	—
Annualized Net Revenue Per Average Member (2)	$97.49	$88.40	$107.18	$86.31	—
Global Membership Products:
Retail
Average Members(1)(4)	8,120	8,828	8,384	9,200	10,786
Annualized Net Revenue Per Average Member (2)	$75.71	$71.90	$73.14	$68.15	$61.13
Average Retail Members including wholesale formerly retail and other (3)(4)	10,429	10,964	10,632	11,248	12,379

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A member’s or insured’s, as applicable, count is removed in the period in which the member or insured, as applicable, has cancelled.
(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period (i.e. quarter or year-to-date) and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(3)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale retail locations to their customers and the Company receives lower annualized price points and pays no related commission expense.
(4)	Includes International Operations New Retail Average Members.

In late 2002, our membership operations changed its strategic focus to overall profitability and generating higher revenue from each member rather than the size of our member base. This has resulted in lower average members partially offset by higher average revenues per member at lower commission rates and lower variable cost and higher contribution per member. Following a competitive analysis of the marketplace, we recognized that our products were priced below similar products offered in the marketplace. Additionally, we recognized that there were opportunities to further optimize marketing campaigns that had the effect of acquiring less members but nonetheless such members were more profitable in the aggregate. By raising prices and marketing more efficiently, we were able to increase our revenues even though fewer aggregate members joined our programs. For example, 100 consumers joining a program with a $100 annual fee is likely to generate more revenue than 120 consumers joining a program with a $75 annual fee. Accordingly, by increasing the prices for our programs and engaging in marketing campaigns that were designed to achieve a greater return on marketing investment, we may be able to increase our revenues even though the aggregate number of members in our base declined.

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

Certain 2005 Pro Forma Information

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

	Company Historical (1)	Predecessor Historical (1)			Company Pro Forma
	October 17, 2005 to December 31, 2005	January 1, 2005 to October 16, 2005	Pro Forma Adjustments (2)		Year Ended December 31, 2005
	(in millions)
Expenses:
Marketing and commissions	$87.1	$515.0	$(13.8	) (a)	$588.3
Operating costs	48.7	315.0	—		363.7
General and administrative	20.2	134.5	(25.1	) (b)	129.6
Gain on sale of assets	—	(4.7)	—		(4.7)
Depreciation and amortization	84.5	32.3	290.6	(c)	407.4

Total expenses	240.5	992.1	251.7		1,484.3

Interest income	1.3	1.9	—		3.2
Interest expense	(31.9)	(0.5)	(119.2	) (d)	(151.6)
Other income, net	—	5.9	—		5.9
Income tax (expense) benefit	—	(28.9)	24.8	(e)	(4.1)

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table summarizes our historical consolidated results of operations for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	(in millions)
Net revenues	$1,321.0	$1,137.7	$184.1	$(0.8)

Expenses:
Marketing and commissions	608.4	580.9	44.4	(16.9)
Operating costs	334.3	326.1	32.3	(24.1)
General and administrative	113.2	106.9	(10.5)	16.8
Goodwill impairment	—	15.5	—	(15.5)
Depreciation and amortization	310.8	396.8	(101.7)	15.7

Total expenses	1,366.7	1,426.2	(35.5)	(24.0)

Income (loss) from operations	(45.7)	(288.5)	219.6	23.2
Interest income	4.9	5.7	—	(0.8)
Interest expense	(145.2)	(148.8)	—	3.6
Other income, net	(0.1)	—	—	(0.1)

Income (loss) before income taxes and minority interests	(186.1)	(431.6)	219.6	25.9
Income tax expense	(4.7)	(6.3)	12.6	(11.0)
Minority interest, net of tax	(0.3)	(0.3)	—	—

Net income (loss)	$(191.1)	$(438.2)	$232.2	$14.9

Overview of 2007 Historical Operating Results

The following is an overview of major changes affecting our historical operating results in 2007 compared to 2006:

•

Purchase accounting adjustments made as a result of the Transactions had a significant impact on our consolidated results of operations in 2007 and 2006. These entries, which are non-cash in nature, increased net revenues by $184.1 million and reduced the loss from operations by $219.6 million. Since deferred revenues were reduced in purchase accounting, net revenues recognized for periods following the Transactions have been less than they otherwise would have been and such impact will decline in future periods. Also, we recorded a liability in purchase accounting for the fair value of servicing our members existing at the date of the Transactions for which no revenue will be recognized in the future. Because the liability recorded in purchase accounting is used to offset future servicing costs for such members, our operating costs have been lower for periods following the Transactions than they otherwise would have been. Also, because prepaid commissions were reduced in purchase accounting, marketing and commissions expense for periods following the Transactions have been less than they otherwise would have been. The majority of the adjustments related to deferred revenue affecting net revenues, marketing and commissions and operating costs have been recorded during the periods ended December 31, 2005, 2006 and 2007. The effect of these purchase accounting adjustments on the Company’s historical consolidated results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was to increase net revenues by $176.9 million, increase marketing and commissions expense by $44.4 million, and increase operating costs expense by $31.3 million. In addition, 2007 net revenues increased by $7.2 million due to the absence in 2007 of amortization of an asset from a favorable non-market contract recorded in purchase accounting, while lower amortization in 2007 of unfavorable non-market contracts recorded as liabilities in 2006 increased 2007 operating costs by $1.0 million. We recorded $101.7 million less depreciation and amortization expense for the year ended December 31, 2007 due to the accelerated amortization of intangible assets recognized in prior years which positively affected results of operations.

Historical 2007 Results Compared to 2006 Results

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2007 compared to our consolidated results of operations for the year ended December 31, 2006. Calculated percentages are based on amounts as reported which, for the years ended December 31, 2007 and 2006, reflect the impact of purchase accounting.

Net Revenues. For the year ended December 31, 2007, we reported net revenues of $1,321.0 million, an increase of $183.3 million, or 16.1%, as compared to net revenues of $1,137.7 million in the comparable 2006 period. Approximately $176.9 million, or 15.5%, of the increase was due to an adjustment of deferred revenue related to the Transactions. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment has been recognized in 2005, 2006 and 2007, with a minimal amount to be recognized in 2008. In addition, net revenues increased by $7.2 million, or 0.6%, from the absence in 2007 of amortization related to an asset recorded in purchase accounting for a favorable contract. Net revenues excluding the impact of the Transactions decreased $0.8 million, or less than 0.1%, primarily due to lower Membership products and Loyalty products net revenues of $28.7 million and $15.8 million, respectively, substantially offset by increased International products net revenue of $43.1 million. Membership products net revenues decreased due to lower member volumes which were partially offset by higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail. Loyalty products net revenues decreased primarily due to the absence in 2007 of royalty revenue from the licensing of a patent agreement which expired in December 2006 and contract terminations. International products net revenues increased primarily due to new retail and other retail program introductions, growth in the package business and a favorable impact due to the weaker U.S. dollar, primarily against the Euro and the British pound.

Marketing and Commissions Expense. Marketing and commissions expense increased by $27.5 million, or 4.7%, to $608.4 million for the year ended December 31, 2007 from $580.9 million for the year ended December 31, 2006. Marketing and commissions expense increased by approximately $44.4 million, or 7.6%, as a result of higher commission expense from recording non-cash purchase accounting adjustments to prepaid commissions related to deferred revenue. Excluding the impact of the Transactions, marketing and commissions expense was $16.9 million, or 2.9%, lower than the prior year, primarily due to lower marketing expenditures in our Insurance and Membership businesses partially offset by increased spending in our International business, along with lower commissions primarily in our Membership business, principally due to redeploying our marketing spend to lower commission media. These decreases were partially offset by an increase in costs due to the effect of the weaker U.S. dollar, primarily against the Euro and the British pound.

Operating Costs. Operating costs increased by $8.2 million, or 2.5%, to $334.3 million for the year ended December 31, 2007 from $326.1 million for the year ended December 31, 2006. Operating costs increased by $31.3 million, or 9.6%, related to an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future). In addition, operating costs increased by $1.0 million, or 0.3%, as a result of lower amortization in 2007 of liabilities recorded in purchase accounting related to unfavorable contracts. Excluding the impact of the Transactions, operating costs were $24.1 million, or 7.4%, lower than 2006, primarily due to lower product and servicing costs due to a lower member and client base and improvements in contact center operations, partially offset by an increase in costs due to the effect of the weaker U.S. dollar, primarily against the Euro and the British pound.

General and Administrative Expense. General and administrative expense increased by $6.3 million, or 5.9%, to $113.2 million for the year ended December 31, 2007 from $106.9 million for the year ended December 31, 2006. Excluding the impact of the Transactions, general and administrative costs were $16.8 million, or 15.7%, higher in 2007 primarily due to a cash distribution to option holders in the first quarter of 2007 and increases in other general expenses, primarily related to higher employee related costs. Partially offsetting these increases was the absence of a $10.5 million, or 9.8%, charge in 2007 related to accrued management retention bonuses in 2006 related to the Transactions.

Goodwill Impairment. A goodwill impairment charge of $15.5 million, representing all of the goodwill ascribed to the Loyalty business, was recorded in the fourth quarter of 2006 in our Loyalty business, primarily the result of lower projected future cash flows, principally due to the termination of a client contract with our Loyalty business. As a result of this termination, we determined that the resulting change in expected future cash flows warranted a test of goodwill impairment for our Loyalty business. We concluded that the loss of the projected cash flows from this Loyalty client and the related decrease in the fair value of the Loyalty business indicated that the goodwill ascribed to the Loyalty business had been impaired.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $86.0 million, or 21.7%, for the year ended December 31, 2007 to $310.8 million from $396.8 million for the year ended December 31, 2006, primarily from recording higher amortization expense in 2006 on the fair value of intangible assets resulting from the

Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by an increase in the amortization of contract rights acquired subsequent to the date of the Transactions.

Interest Expense. Interest expense decreased by $3.6 million, or 2.4%, to $145.2 million for the year ended December 31, 2007 from $148.8 million for the year ended December 31, 2006, primarily due to lower deferred financing costs of approximately $9.5 million in 2007, principally due to accelerated expense in 2006 from the 2006 refinancing which replaced the existing bridge loan facility with fixed rate debt, along with lower net cash interest paid on debt of approximately $5.9 million, primarily the result of prepayments made on our term loan throughout 2006 and 2007. These benefits were partially offset by a less favorable impact in 2007, as compared to the 2006 period, of approximately $6.8 million on the interest rate swap entered into in 2005 and interest accretion of $4.9 million recorded in 2007 from contract rights purchased in December 2006.

Income Tax Expense. Income tax expense decreased by $1.6 million, or 25.4%, for the year ended December 31, 2007, as compared to the year ended December 31, 2006, primarily due to the movement in valuation allowances established against deferred tax assets, partially offset by an increase in current state and foreign tax liabilities.

Operating Segment Results

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2007 compared to our consolidated results of operations for the year ended December 31, 2006.

Net revenues and Segment EBITDA by operating segment are as follows:

	Years Ended December 31,
	Net Revenues				Segment EBITDA (1)
	2007	2006	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2007	2006	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$683.7	$549.8	$162.6	$(28.7)	$94.7	$(8.3)	$103.5	$(0.5)
Insurance and package products	365.5	366.0	0.7	(1.2)	138.9	118.7	0.7	19.5
Loyalty products	58.0	66.7	7.1	(15.8)	19.5	19.3	7.1	(6.9)
Eliminations	(4.9)	(6.7)	—	1.8	—	—	—	—

Total North America	1,102.3	975.8	170.4	(43.9)	253.1	129.7	111.3	12.1
Affinion International
International products	218.7	161.9	13.7	43.1	22.4	(1.1)	6.6	16.9

Total products	1,321.0	1,137.7	184.1	(0.8)	275.5	128.6	117.9	29.0
Corporate	—	—	—	—	(10.4)	(4.8)	—	(5.6)
Goodwill impairment	—	—	—	—	—	(15.5)	—	15.5

Total	$1,321.0	$1,137.7	$184.1	$(0.8)	265.1	108.3	117.9	38.9

Depreciation and amortization					(310.8)	(396.8)	101.7	(15.7)

Loss from operations					$(45.7)	$(288.5)	$219.6	$23.2

(1)	See “—Covenant Compliance—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 21 to our audited consolidated and combined financial statements included elsewhere herein for a discussion on Segment EBITDA.

Affinion North America

Membership Products. Membership products net revenues increased by $133.9 million, or 24.4%, to $683.7 million for the year ended December 31, 2007 as compared to $549.8 million for the year ended December 31, 2006. The increase was principally attributable to a $162.6 million adjustment primarily related to deferred revenue recorded in purchase accounting from the Transactions. Excluding the effects of the Transactions, net revenues decreased by $28.7 million, or 5.2%, primarily due to lower retail member volumes, partially offset by higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail.

Segment EBITDA increased by $103.0 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Segment EBITDA related to the Transactions for the year ended December 31, 2007 was positively affected by a $93.0 million deferred revenue adjustment recorded in purchase accounting, net of increased prepaid commissions and the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting. Segment EBITDA for 2007 also increased by $10.5 million from the absence in 2007 of management retention bonuses recorded in 2006. Excluding the effects of the Transactions, Segment EBITDA decreased by $0.5 million primarily due to the impact of lower net revenues of $28.7 million, which was more than offset by lower commissions and product benefit and servicing costs of $35.6 million, including approximately $13.7 million due to lower product and servicing costs associated with a lower membership base and improvements in contact center operations. Segment EBITDA declined due to increased general and administrative costs of $7.4 million, primarily the result of centralizing certain overhead functions with our Insurance and package products business and increases in other general expenses, principally due to higher employee related costs.

Insurance and Package Products. Insurance and package products net revenues decreased $0.5 million, or 0.1%, to $365.5 million for the year ended December 31, 2007 as compared to $366.0 million for the year ended December 31, 2006. Excluding the effects of the Transactions, net revenues decreased $1.2 million, or 0.3%, primarily due to lower Package revenue of $6.4 million principally due to lower Package members. This was partially offset by an increase in Insurance revenue of $4.7 million primarily the result of the continued increase in net revenue per supplemental insured, partially offset by higher cost of insurance as a result of higher claims experience. In addition, net revenues as a result of the Transactions increased $0.7 million, or 0.2%, due to a non-cash deferred revenue adjustment recorded in purchase accounting.

Excluding the effects of the Transactions, Segment EBITDA increased by $19.5 million, or 16.4%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Segment EBITDA increased $7.7 million principally from lower marketing costs, primarily due to a shift in the allocation of our marketing spend across our businesses, which more than offset the negative effects of lower net revenues and higher commissions. Additionally, Segment EBITDA increased by $11.8 million primarily due to centralizing certain overhead functions with our Membership products business and lower product and servicing costs primarily due to lower package members. Segment EBITDA related to the Transactions increased $0.7 million, or 0.6%, from a deferred revenue adjustment described above.

Loyalty Products. Revenues from Loyalty decreased by $8.7 million, or 13.0%, for the year ended December 31, 2007 to $58.0 million as compared to $66.7 million for the year ended December 31, 2006. Excluding the effects of the Transactions, net revenues decreased $15.8 million, or 23.7%, primarily due to the absence in 2007 of royalty revenue of $9.3 million received from the licensing of patents in 2006 and $16.2 million due to contract terminations, including a one-time termination fee of $3.8 million, partially offset by $7.1 million of new programs and growth from existing programs. Royalty revenue from patent litigation settlements increased net revenues by $2.6 million, including a one-time payment of $1.4 million. Net revenues related to the Transactions also increased $7.1 million, or 10.7%, due to the absence in 2007 of amortization related to an asset recorded in purchase accounting for a favorable contract in 2006 for $6.0 million and a $1.1 million deferred revenue purchase accounting adjustment.

Segment EBITDA increased by $0.2 million, or 1.0%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Segment EBITDA related to the Transactions increased $7.1 million, or 36.8%, from the effect of the favorable contract adjustment and the deferred revenue adjustment described above. Excluding the effects of the Transactions, Segment EBITDA decreased by $6.9 million, or 35.8%, primarily from the absence in 2007 of $9.3 million of royalties received from the licensing of patents in 2006. Segment EBITDA increased approximately $2.4 million as a result of net revenue growth from new and existing programs, net revenues from patent litigation settlements and lower operating costs, which more than offset the negative impact of contract terminations as described above and higher general and administrative costs.

Affinion International

International Products. International products net revenues increased by $56.8 million, or 35.1%, to $218.7 million for the year ended December 31, 2007 as compared to $161.9 million for the year ended December 31, 2006. Net revenues excluding the results of the Transactions increased $43.1 million, or 26.6%, primarily due to higher revenues of $15.1 million from new program introductions for our new retail offerings and $8.7 million from growth in our package business. The package business experienced a net year over year reduction in members, however the majority of the lost members generated a minimal amount of revenue and were substantially offset by new members at higher price points. In addition, net revenues increased $17.0 million from the weakening of the U.S. dollar. Net revenues also increased $13.7 million, or 8.5%, from a non-cash deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA increased by $23.5 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Excluding the effect of the Transactions, Segment EBITDA increased by $16.9 million. Of this increase, $15.2 million was primarily the result of new retail program introductions, net of increased marketing spend, along with growth in our existing retail and package businesses. In addition, the effect of the weaker U.S. dollar increased Segment EBITDA by approximately $1.7 million. Segment EBITDA increased $6.6 million as a result of purchase accounting adjustments primarily related to a deferred revenue adjustment, net of commissions, and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

Corporate

For the year ended December 31, 2007, corporate costs increased by $5.6 million as compared to the year ended December 31, 2006 primarily due to a cash distribution to option holders in the first quarter of 2007.

Goodwill Impairment

A goodwill impairment charge of $15.5 million, representing all of the goodwill ascribed to the Loyalty business, was recorded in the fourth quarter of 2006 in our Loyalty business, primarily the result of lower projected future cash flows, principally due to the termination of a client contract with our Loyalty business. As a result of this termination, we determined that the resulting change in expected future cash flows warranted a test of goodwill impairment for our Loyalty business. We concluded that the loss of the projected cash flows from this Loyalty client and the related decrease in the fair value of the Loyalty business indicated that the goodwill ascribed to the Loyalty business had been impaired.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 (including certain amounts on a pro forma basis)

We have presented 2005 results of operations on a pro forma basis and discussed the 2006 historical results of operations in relation to the 2005 pro forma results of operations. The following table summarizes our historical consolidated results of operations for the year ended December 31, 2006 and pro forma consolidated results of operations for the year ended December 31, 2005:

	Company Historical	Company Pro Forma	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	Year Ended December 31, 2006	Year Ended December 31, 2005
	(in millions)
Net revenues	$1,137.7	$1,198.7	$(73.6)	$12.6

Expenses:
Marketing and commissions	580.9	588.3	(21.9)	14.5
Operating costs	326.1	363.7	(8.0)	(29.6)
General and administrative	106.9	129.6	7.3	(30.0)
Gain on sale of assets	—	(4.7)	—	4.7
Goodwill impairment	15.5	—	—	15.5
Depreciation and amortization	396.8	407.4	(6.4)	(4.2)

Total expenses	1,426.2	1,484.3	(29.0)	(29.1)

Income (loss) from operations	(288.5)	(285.6)	(44.6)	41.7
Interest income	5.7	3.2	—	2.5
Interest expense	(148.8)	(151.6)	—	2.8
Other income, net	—	5.9	—	(5.9)

Income (loss) before income taxes and minority interests	(431.6)	(428.1)	(44.6)	41.1
Income tax expense	(6.3)	(4.1)	17.6	(19.8)
Minority interest, net of tax	(0.3)	(0.1)	—	(0.2)

Net income (loss)	$(438.2)	$(432.3)	$(27.0)	$21.1

(1)	Certain amounts have been presented on a pro forma basis in order to provide a more meaningful analysis of trends and present the combined results of operations on a consistent basis. See “—Certain 2005 Pro Forma Information” above.

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

Historical 2006 Results Compared to 2005 Results (including certain amounts on a pro forma basis)

The following section provides an overview of our historical consolidated results of operations for the year ended December 31, 2006 compared to our pro forma consolidated results of operations for the year ended December 31, 2005. Calculated percentages are based on amounts as reported which, for the years ended December 31, 2006 and 2005 (with certain amounts on a pro forma basis), reflect the impact of purchase accounting.

Net Revenues. For the year ended December 31, 2006, the Company reported net revenues of $1,137.7 million, a decrease of $61.0 million, or 5.1%, as compared to net revenues of $1,198.7 million for the comparable period in 2005. Net revenues as a result of the Transactions decreased $73.6 million, or 6.1%, primarily the result of a non-cash reduction in deferred revenue recorded in purchase accounting. Excluding the effect of the Transactions, net revenues increased $12.6 million, or 1.0%, primarily from increased revenue of $17.5 million in our Insurance and Package business primarily due to lower cost of insurance, and increased average premiums per insured, partially offset by lower package revenues, primarily due to lower average package members, along with higher net revenues of $16.7 million in our Loyalty business from an increase in loyalty and enhancement programs and royalty revenue from the licensing of patents to Cendant. Net revenues decreased in our Membership business by $21.0 million, primarily the result of lower retail member volumes, partially offset by higher average revenues per retail member and an increase in wholesale revenues. Net revenues decreased slightly in our International business, primarily due to the negative impact of contract renewal renegotiations with certain affinity partners, partially offset by increases due to new retail program introductions.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $7.4 million, or 1.3%, to $580.9 million for the year ended December 31, 2006 from $588.3 million for the year ended December 31, 2005. A non-cash reduction to prepaid commissions related to deferred revenues recorded in purchase accounting as a result of the Transactions reduced marketing and commissions expense by approximately $21.9 million, or 3.7%. This was partially offset by a $14.5 million, or 2.4%, increase in marketing and commissions expense excluding the impact of the Transactions, primarily due to higher marketing expenditures to generate future revenues in our International operations from new retail programs and in our Insurance and Package operations, partially offset by lower commissions in our Membership business.

Operating Costs. Operating costs decreased by $37.6 million, or 10.3%, to $326.1 million for the year ended December 31, 2006 from $363.7 million for the year ended December 31, 2005. Operating costs, excluding the impact of the Transactions, decreased by $29.6 million, or 8.1%, primarily due to decreases in our Membership and Insurance and Package operations of $30.1 million and $7.9 million, respectively, partially offset by increased costs in our Loyalty operations of $7.4 million primarily due to higher revenues. Operating cost reductions included lower product and servicing costs for a lower membership base, lower protection product costs and improvements in contact center operations in our Membership business of $14.0 million, lower employee related costs in our Insurance and Package operations of $7.5 million and benefits from outsourcing our travel call center operations of $3.4 million. As a result of the Transactions, operating costs decreased $8.0 million, or 2.2%, due to a $5.1 million adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) and a non-cash purchase accounting adjustment for the amortization of unfavorable non-market contracts of $2.9 million.

General and Administrative Expense. General and administrative expenses decreased by $22.7 million, or 17.5%, to $106.9 million for the year ended December 31, 2006 from $129.6 million for the year ended December 31, 2005. Excluding the impact of the Transactions, general and administrative expenses declined $30.0 million, or 23.1%, primarily due to the absence in 2006 of general corporate overhead charges from Cendant of $13.5 million and lower litigation settlement costs of $19.5 million. Partially offsetting these decreases was a $7.3 million, or 5.6%, charge related to accrued management retention bonuses as a result of the Transactions.

Gain on Sale of Assets. Gain on sale of assets decreased by $4.7 million during 2006, the result of a deferred payment recorded in 2005 in connection with the sale of 78% of our long-term preferred care commission rights in December 2004 as part of the 2004 Events.

Goodwill Impairment. A goodwill impairment charge of $15.5 million, representing all of the goodwill ascribed to the Loyalty business, was recorded in the fourth quarter of 2006 in our Loyalty business, primarily the result of lower projected future cash flows, principally due to the termination of a client contract with our Loyalty business. As a result of this termination, we determined that the resulting change in expected future cash flows warranted a test of goodwill impairment for our Loyalty business. We concluded that the loss of the projected cash flows from this Loyalty client and the related decrease in the fair value of the Loyalty business indicated that the goodwill ascribed to the Loyalty business had been impaired.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $10.6 million to $396.8 million for the year ended December 31, 2006 from $407.4 million for the year ended December 31, 2005, primarily due to a $6.4 million, or 1.6%, decrease as a result of the Transactions, primarily the result of a decrease in the amortization rate of the intangible assets acquired in the Transactions during the fourth quarter of 2006. This decrease was partially offset by upward revisions in 2006 of the estimates of intangible assets resulting from the fair values allocated to our identifiable intangible assets as a result of the Transactions. Amortization expense is based on an allocation of values to intangible assets and is amortized over lives ranging from 3 years to 15 years, primarily on an accelerated basis. In addition, depreciation expense decreased by $4.2 million, or 1.0%, excluding the effect of purchase accounting, principally due to property and equipment that became fully depreciated during 2006.

Interest Expense. Interest expense decreased by $2.8 million, or 1.8%, to $148.8 million for the year ended December 31, 2006 from $151.6 million for the year ended December 31, 2005, primarily due to the effect of a $20 million voluntary prepayment of our term loan during the fourth quarter of 2005 and $85 million of additional voluntary prepayments of the term loan made during 2006, coupled with the refinancing of our bridge loan facility during the second quarter of 2006.

Other Income, Net. Other income, net decreased $5.9 million for the year ended December 31, 2006, primarily due to the absence in 2006 of $5.9 million of non-cash other income recognized in 2005 resulting from the dissolution of our Japanese joint venture operations as discussed in Note 12 to our audited consolidated and combined financial statements included elsewhere herein.

Income Tax (Expense) Benefit. Income tax expense increased by $2.2 million, or 53.7%, to $6.3 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005 due to the movement in valuation allowances established against foreign deferred tax assets offset by the reduction in current tax liabilities.

Operating Segment Results

The following section provides an overview of our historical consolidated results of operations for the year ended December 31, 2006 compared to our pro forma consolidated results of operations for the year ended December 31, 2005.

Net revenues and Segment EBITDA by operating segment are as follows:

	Years Ended December 31,
	Net Revenues				Segment EBITDA (1)
	Historical 2006	Pro Forma 2005	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	Historical 2006	Pro Forma 2005	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$549.8	$655.9	$(85.1)	$(21.0)	$(8.3)	$25.6	$(63.4)	$29.5
Insurance and package products	366.0	317.3	31.2	17.5	118.7	71.2	24.4	23.1
Loyalty products	66.7	57.1	(7.1)	16.7	19.3	15.1	(7.1)	11.3
Eliminations	(6.7)	(8.5)	—	1.8	—	—	—	—

Total products	975.8	1,021.8	(61.0)	15.0	129.7	111.9	(46.1)	63.9
Affinion International
International products	161.9	176.9	(12.6)	(2.4)	(1.1)	9.9	(4.9)	(6.1)

Total products	1,137.7	1,198.7	(73.6)	12.6	128.6	121.8	(51.0)	57.8
Corporate	—	—	—	—	(4.8)	—	—	(4.8)
Goodwill impairment	—	—	—	—	(15.5)	—	—	(15.5)

Total	$1,137.7	$1,198.7	$(73.6)	$12.6	108.3	121.8	(51.0)	37.5

Depreciation and amortization					(396.8)	(407.4)	(6.4)	(4.2)

Loss from operations					$(288.5)	$(285.6)	$(44.6)	$41.7

(1)	See “—Covenant Compliance—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 21 to our audited consolidated and combined financial statements included elsewhere herein for a discussion on Segment EBITDA.
(2)	Certain amounts have been presented on a pro forma basis in order to provide a more meaningful analysis of trends and present the combined results of operations on a consistent basis. See “—Certain 2005 Pro Forma Information” above.

Affinion North America

Membership Products. Membership net revenues decreased for the year ended December 31, 2006 by $106.1 million, or 16.2%, to $549.8 million from $655.9 million for the year ended December 31, 2005. The decrease was primarily attributable to an $85.1 million non-cash decrease in net revenues related to a reduction in deferred revenue recorded in purchase accounting from the Transactions, along with a decrease of $21.0 million, or 3.2%, primarily due to lower retail member volumes, partially offset by higher average revenues per retail member and higher wholesale revenues, including revenue from programs that were formerly retail.

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

Insurance and Package Products. Insurance and package net revenues increased by $48.7 million, or 15.3%, to $366.0 million for the year ended December 31, 2006 compared to $317.3 million for the year ended December 31, 2005, primarily due to a non-cash increase in deferred revenue as a result of purchase accounting of $31.2 million, or 9.8%. Excluding the effects of the Transactions, higher insurance revenue of $26.1 million, or 8.2%, primarily attributable to lower cost of insurance and increased average premiums per insured was partially offset by lower package revenues of $8.3 million, or 2.6%, primarily due to lower average package members.

Segment EBITDA increased by $47.5 million, or 66.7%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005, due in part to a non-cash increase in deferred revenue, net of prepaid commissions, as a result of purchase accounting of $24.4 million, or 34.3%. Excluding purchase accounting, the impact of the net increase in revenue, net of higher commission and marketing costs, increased Segment EBITDA by $7.5 million. Segment EBITDA also benefited from lower employee costs of $7.5 million and the absence in 2006 of litigation settlement costs from the Fortis matter of $8.2 million and general corporate overhead charges from Cendant of $4.7 million. Segment EBITDA in 2006 was reduced by the absence of a $4.7 million gain on sale of assets recorded in 2005 resulting from a deferred payment on the Long Term Preferred Care commission rights sold as part of the 2004 Events.

Loyalty Products. Revenues from Loyalty increased by $9.6 million, or 16.8%, to $66.7 million for the year ended December 31, 2006 compared to $57.1 million for the year ended December 31, 2005. Loyalty and enhancement programs increased $9.3 million over the prior year period including a $3.8 million one-time benefit for a contract termination penalty. Higher Loyalty revenue of $7.4 million received from the licensing of patents to Cendant was reduced by a $6.0 million non-cash purchase accounting adjustment as the agreement was determined to have a favorable component as compared to market. In addition, a reduction related to a deferred revenue adjustment recorded in purchase accounting from the Transactions further reduced net revenues by $1.1 million.

Segment EBITDA increased by $4.2 million, or 27.8%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005, comprised of a decrease of $7.1 million, or 47.0%, related to the purchase accounting adjustments attributable to the Transactions and an increase of $11.3 million, or 74.8%, excluding the effects of the Transactions. The decrease related to purchase accounting was attributable to a $6.0 million non-cash purchase accounting adjustment referenced above and a $1.1 million adjustment to deferred revenue. The increase excluding the effects of the Transactions was due to $2.1 million higher loyalty and enhancement package contributions, including the benefit from a non-recurring $3.8 million contract termination penalty, $7.4 million from the licensing of patents to Cendant and settlement fees related to enforcement of patent rights of $3.5 million. These increases were partially offset by litigation costs incurred to enforce patent rights that were $1.7 million higher than the prior year.

Affinion International

International Products. International net revenues decreased by $15.0 million, or 8.5%, to $161.9 million for the year ended December 31, 2006 compared to $176.9 million for the year ended December 31, 2005. The decline was primarily due to a $12.6 million, or 7.1%, non-cash reduction in deferred revenues as a result of purchase accounting adjustments from the Transactions. Excluding the effects of the Transactions, international package revenues decreased by $12.2 million as a result of contract renewal renegotiations with certain significant affinity partners and $3.2 million from a terminated contract in South Africa. These decreases were partially offset by increased revenues of $8.5 million from new program introductions including our new retail offerings and the positive impact from the weakening of the U.S. dollar of $1.8 million.

Segment EBITDA decreased by $11.0 million, or 111.1%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The decrease was primarily due to lower net package revenues combined with higher marketing and commissions expense and operating costs principally associated with new retail programs which reduced Segment EBITDA by approximately $16.4 million, along with $4.7 million of higher travel service fee costs. This was partially offset by lower operating and general and administrative costs including $6.1 million of lower restructuring costs, $5.5 million of reduced IT infrastructure and related costs, and the absence in 2006 of $1.9 million in general corporate overhead charges from Cendant. Excluding the effects of the Transactions, Segment EBITDA was further reduced by a $5.6 million reduction of deferred revenues net of commissions and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of purchase accounting adjustments.

Corporate

For the year ended December 31, 2006, the Company incurred $4.8 million of costs that were generally of a corporate nature or managed on a corporate basis, including stock-based compensation expense recorded in accordance with FASB Statement No. 123R and consulting fees paid to Apollo.

Goodwill Impairment

A goodwill impairment charge of $15.5 million, representing all of the goodwill ascribed to the Loyalty business, was recorded in the fourth quarter of 2006 in our Loyalty business, primarily the result of lower projected future cash flows, principally due to the termination of a client contract with our Loyalty business. As a result of this termination, we determined that the resulting change in expected future cash flows warranted a test of goodwill impairment for our Loyalty business. We concluded that the loss of the projected cash flows from this Loyalty client and the related decrease in the fair value of the Loyalty business indicated that the goodwill ascribed to the Loyalty business had been impaired.

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2007 and December 31, 2006

	December 31, 2007	December 31, 2006	Increase (Decrease)
	(in millions)
Total assets	$1,601.2	$1,889.5	$(288.3)
Total liabilities	2,006.1	2,075.8	(69.7)
Total stockholder’s equity (deficit)	(405.5)	(186.9)	(218.6)

Total assets at December 31, 2007 compared to December 31, 2006 decreased by $288.3 million due to (a) a decrease in intangible assets of $196.4 million, due to amortization expense of $254.2 million, partially offset by $50.3 of intangible assets from the acquisition of a credit card registration membership business and foreign currency translation impact of $5.4 million (substantially all of the intangible assets other than those acquired through the 2007 credit card registration membership business acquisition were acquired as a result of the Transactions – see Notes 1 and 2 to our audited consolidated and combined financial statements included elsewhere herein), (b) a decrease in cash and cash equivalents of $70.1 million (see “—Liquidity and Capital Resources—Cash Flows”), (c) a decrease in prepaid commissions of $10.4 million due to timing of payments and (d) a decrease in property and equipment of $9.2 million, due to depreciation expense partially offset by capital expenditures and foreign currency translation impact.

Total liabilities at December 31, 2007 compared to December 31, 2006 decreased by $69.7 million due to (a) a decrease in long-term debt of $60.9 million, principally due to $100.0 million of voluntary prepayments of the term loan portion of our credit facility, partially offset by $38.5 million in borrowings under the revolving credit facility, (b) a decrease in current deferred income taxes of $11.5 million principally due to fluctuations in temporary differences related to deferred revenues and prepaid commissions and associated valuation allowances, and (c) a decrease in accounts payable and accrued expenses of $15.1 million due to the timing of certain payments. These decreases were partially offset by an increase in other long-term liabilities of $16.7 million, principally due to the January 1, 2007 implementation of FIN 48.

Total stockholder’s equity decreased by $218.6 million, primarily due to (a) a net loss of $191.1 million, (b) dividends paid to Holdings of $32.2 million, and (c) an increase in the January 1, 2007 accumulated deficit of $1.6 million related to the adoption of FIN 48 and other changes, partially offset by a favorable currency effect of $6.3 million.

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

Cash Flows – Years Ended December 31, 2007 and 2006

At December 31, 2007, we had $14.2 million of cash and cash equivalents on hand, a decrease of $70.1 million from $84.3 million at December 31, 2006. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Years Ended December 31,
	2007	2006	Change
	(in millions)
Cash provided by (used in):
Operating activities	$101.8	$98.3	$3.5
Investing activities	(77.4)	(44.4)	(33.0)
Financing activities	(94.2)	(85.4)	(8.8)
Effects of exchange rate changes	(0.3)	2.4	(2.7)

Net change in cash and cash equivalents	$(70.1)	$(29.1)	$(41.0)

Operating Activities. During the year ended December 31, 2007, we generated $3.5 million more cash from operating activities in comparison with the same period in 2006. Segment EBITDA, excluding the non-cash impacts of purchase accounting and a non-cash charge for goodwill impairment increased $23.4 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006 (see “—Results of Operations”). As a result of monthly memberships reaching a stable level as a percentage of all active members within the membership base, the change in deferred revenue net of prepaid commissions (before purchase accounting impacts) has significantly decreased resulting in increased cash flow from operations of approximately $30.1 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase in cash flow was effectively offset by the receipt of profit-sharing receivables from insurance carriers of $19.4 million and a $3.8 million contract termination payment during 2006 that did not recur in 2007, the payment of costs associated with the dividend paid to equity holders in the first quarter of 2007, payments of $5.6 million in 2007 relating to settlement of a legal matter and $4.8 million of payments to state taxing authorities in 2007 relating to unclaimed property.

Investing Activities. We used $33.0 million more cash in investing activities during the year ended December 31, 2007 as compared with the same period in 2006. In 2007, we made $50.4 million of acquisition-related payments, net of cash acquired, principally for the acquisition of a credit card registration membership business in December 2007. In 2007, restricted cash requirements in international operations were $2.2 million more in 2007 as compared to 2006. In 2006, investing activities also included the payment of $17.4 million representing a portion of the purchase price for the acquisition of the servicing rights for a membership program and the members of such program from a major bank. We also used $2.2 million less cash for capital expenditures in 2007 as compared to 2006.

Financing Activities. We generated $8.8 million less cash from financing activities during 2007 compared with 2006. In 2007, we made $100.2 million of principal payments on borrowings, principally related to the term loan, and made dividend payments to our parent company of $32.2 million. We also had net borrowings for the year on our revolving credit facility of $38.5 million. During the year ended December 31, 2006, we made $85.0 million in voluntary prepayments of the term loan under our credit facility. In connection with the 2006 refinancing of our senior subordinated bridge loan with the proceeds from the offering of senior subordinated notes and additional senior notes (see “—Credit Facilities and Long-Term Debt”), we incurred $10.9 million of deferred financing costs. We also received a capital contribution of $8.8 million in 2006.

In January 2007, Holdings incurred debt of $350 million in the form of a five-year senior unsecured term loan facility. In 2007, we made dividend distribution to Holdings to enable it to service its debt and we expect that Holdings will continue to require us to pay dividends (to the extent we are permitted legally and contractually) to enable it to service its debt. In January 2008, Holdings entered into two interest rate swaps with the same counterparty, effective March 1, 2008. The swaps, with a combined notional amount of $300.0 million, require Holdings to pay a fixed rate of interest of approximately 2.92% beginning on March 1, 2008 through March 1, 2010, in exchange for receiving floating payments based on a six-month LIBOR rate on the same $300.0 million notional amount for the same period. The effect of these swaps is to convert approximately 86% of Holdings’ variable rate debt to a fixed rate obligation. If Holdings continues to elect to pay cash interest on its term loan facility, we expect that the cash required to service the debt in 2008, net of the impact of the two interest rate swaps, will be approximately $37.2 million. We plan to reduce our future prepayments on the term loan under the $960 million senior secured credit facility to a level that will allow for servicing the financing obligations on Holdings’ five-year term loan facility (although at a lesser rate than 2007 prepayments).

Cash Flows – Years Ended December 31, 2006 and 2005

At December 31, 2006, we had $84.3 million of cash and cash equivalents on hand, a decrease of $29.1 million from $113.4 million at December 31, 2005. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Company Historical		Predecessor Historical
	Year ended December 31, 2006	October 17, 2005 to December 31, 2005	January 1, 2005 to October 16, 2005	Change
	(in millions)
Cash provided by (used in):
Operating activities	$98.3	$31.1	$106.5	$(39.3)
Investing activities	(44.4)	(1,640.1)	(39.5)	1,635.2
Financing activities	(85.4)	1,722.9	(23.4)	(1,784.9)
Effects of exchange rate changes	2.4	(0.5)	(1.9)	4.8

Net change in cash and cash equivalents	$(29.1)	$113.4	$41.7	$(184.2)

Operating Activities. During the year ended December 31, 2006, we generated $39.3 million less cash from operating activities in comparison with the same period in 2005. Segment EBITDA, excluding the non-cash impacts of purchase accounting and a non-cash charge for goodwill impairment increased $53.0 million for the year ended

December 31, 2006 as compared to the year ended December 31, 2005 (see “—Results of Operations”). As a result of monthly memberships reaching a stable level as a percentage of all active members within the membership base, the change in deferred revenue net of prepaid commissions (before purchase accounting impacts) has significantly decreased resulting in increased cash flow from operations of approximately $43.1 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase was offset by increased interest payments of $128.0 million. Due to the indebtedness incurred in connection with the Transactions, we have increased our interest payment commitments (see “—Contractual Obligations and Commitments”). In addition, expenditures for contract rights and list fees increased $7.8 million in 2006.

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

Financing Activities. We generated $1,784.9 million less cash from financing activities during 2006 compared with 2005. In 2005, we generated $1,468.0 million from net borrowings related to the Transactions, net of financing costs, in addition to a capital contribution from Apollo of $275.0 million. During the year ended December 31, 2006, we made $85.0 million in voluntary prepayments of the term loan under our credit facility while during the same period in 2005 we repaid $30.0 million in borrowings under a Cendant credit agreement and made a $20.0 million voluntary prepayment on the term loan and $0.6 million on other borrowings. In connection with the 2006 refinancing of our senior subordinated bridge loan with the proceeds from the offering of senior subordinated notes and additional senior notes (see “—Credit Facilities and Long-Term Debt”), we incurred $10.9 million of financing costs.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company. As of December 31, 2007, we had approximately $1.3 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $205.0 million in principal prepayments that we made as of December 31, 2007) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At December 31, 2007, we had $304.0 million ($302.3 million, net of discounts) outstanding under the senior notes, $655.0 million outstanding under the term loan facility, $355.5 million ($351.3 million, net of discounts) outstanding under the senior subordinated notes, $38.5 million outstanding under the revolving credit facility and $60.0 million available under the revolving credit facility (after giving effect to the issuance of $1.5 million of letters of credit).

Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. The senior secured credit facility also generally requires us to prepay borrowings under the term loan with proceeds from asset dispositions, excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future. As of December 31, 2007, the Company had made all required prepayments. The remaining balance of the term loan is due and payable in full in March, 2012. The revolving credit facility is available until 2011. The term loan provides, at our option, for interest rates of a) adjusted LIBOR plus 2.50% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.50%. The revolving credit facility provides, at our option, for interest rates of adjusted LIBOR plus 2.75% or ABR, plus 1.75% subject to downward adjustment based on our senior secured bank leverage ratio, as set forth in the agreement governing the revolving credit facility. Effective January 4, 2007, our credit facility was amended to decrease the interest rate on the term loan facility by 25 basis points, initially, and to provide for an additional 25 basis point decrease if our corporate family rating reached B1 or higher by Moody’s and B+ or higher by S&P. The amendment also modified the definition of change of control.

On October 17, 2005, we issued $270.0 million aggregate principal amount of senior notes and applied the gross proceeds of $266.4 million to finance a portion of the Transactions. On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of senior notes and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under our bridge loan facility. The interest on our senior notes is payable semi-annually.

We may redeem some or all of the senior notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the indenture governing the senior notes. In addition, on or before October 15, 2008, we may redeem up to 35% of the aggregate principal amount of our senior notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of our senior notes initially issued remain outstanding immediately after such redemption. The senior notes are unsecured obligations. The senior notes are guaranteed by the same subsidiaries of the Company that guarantee our $960.0 million senior secured credit facility and our senior subordinated notes. The senior notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt, incur liens or merge with or acquire other companies.

Our senior subordinated bridge loan facility has since been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated bridge loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the indenture governing the senior subordinated notes. In addition, on or before October 15, 2008, we may redeem up to 35% of the aggregate principal amount of our senior subordinated notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of our senior subordinated notes initially issued remain outstanding immediately after such redemption. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries of the Company that guarantee our $960.0 million senior secured credit facility and our senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt, incur liens or merge with or acquire other companies.

In January 2008, the Company entered into an interest rate swap effective February 21, 2008. The swap has an initial notional amount of $450.0 million, increasing to $500.0 million on February 21, 2009 and $600.0 million on February 21, 2010. Under the swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The effect of this swap, in conjunction with the Company’s existing interest rate swap, is to convert substantially all of the variable rate debt to a fixed rate obligation.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a specified maximum consolidated leverage ratio. The interest coverage ratio as defined in the senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.60 to 1.0 at December 31, 2007. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.50 to 1.0 at December 31, 2007. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to certain exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our senior notes indenture, senior secured credit facility, and senior subordinated notes indenture. Under our indenture governing the senior notes and our indenture governing the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness so long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, our cash flow allowed us to make voluntary prepayments of the term loan of $20.0 million, $85.0 million and $100.0 million in 2005, 2006 and 2007, respectively, for a total of $205.0 million of voluntary prepayments.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA consists of income from operations before depreciation and amortization further adjusted to exclude certain non-cash, unusual and other adjustments permitted in our debt agreements to test the permissibility of certain types of transactions, including debt incurrence. We believe that the inclusion of Adjusted EBITDA is appropriate as a liquidity measure. Adjusted EBITDA is not a measurement of liquidity or financial performance under U.S. GAAP and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Adjusted EBITDA as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, as an indicator of cash flows, as a measure of liquidity, as an alternative to operating or net income determined in accordance with U.S. GAAP or as an indicator of operating performance.

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended December 31, 2007 to Adjusted EBITDA.

Twelve Months Ended December 31, 2007
(in millions)
Net cash provided by operating activities	$101.8
Interest expense, net	140.3
Income tax expense	4.7
Amortization of favorable and unfavorable contracts	3.0
Amortization of debt discount and financing costs	(6.5)
Unrealized loss on interest rate swap	(5.1)
Deferred income taxes	5.9
Changes in assets and liabilities	23.3
Effect of the Transactions, reorganizations, certain legal costs and net cost savings (a)	8.4
Other, net (b)	8.5

Adjusted EBITDA (c)	$284.3

(a)	Eliminates the effect of the Transactions, prior business reorganizations, non-recurring revenue and gains, legal expenses for certain legal matters and certain severance costs.
(b)	Eliminates the stock-based compensation incurred in connection with the January 2007 special dividend declared by Affinion Group Holdings, Inc., non-recurring Sarbanes-Oxley implementation costs, a $2.0 million annual consulting fee paid to Apollo and certain other costs.
(c)	Adjusted EBITDA does not give pro forma effect to our acquisition of a base of approximately half a million members and the associated fee revenue stream from a U.S.-based financial institution that was completed in December 2007. However, we would be permitted to make such pro forma adjustment as if such acquisition had occurred on January 1, 2007 in calculating the Adjusted EBITDA under our credit facility and the indentures governing our senior notes and senior subordinated notes.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended December 31, 2007 to Adjusted EBITDA.

Twelve Months Ended December 31, 2007
(in millions)
Net loss	$(191.1)
Interest expense, net	140.3
Income tax expense	4.7
Minority interests, net of tax	0.3
Other (income) expense, net	0.1
Depreciation and amortization	310.8
Effect of the Transactions, reorganizations and non-recurring revenues and gains (a)	5.0
Certain legal costs (b)	0.6
Net cost savings (c)	2.8
Other, net (d)	10.8

Adjusted EBITDA (e)	$284.3

Interest coverage ratio (f)	2.18
Consolidated leverage ratio (g)	4.71
Fixed charge coverage ratio (h)	2.11

(a)	Effect of the Transactions, reorganizations and non-recurring revenues and gains - eliminates the effects of the Transactions, prior business reorganizations and non-recurring revenues and gains.
(b)	Certain legal costs - represents legal costs for certain litigation matters.

(c)	Net cost savings - represents the elimination of costs associated with severance incurred.
(d)	Other, net - represents: (i) net changes in other reserves, (ii) the elimination of stock-based compensation expense, and (iii) consulting fees paid to Apollo.
(e)	Adjusted EBITDA does not give pro forma effect to our acquisition of a base of approximately half a million members and the associated fee revenue stream from a U.S.-based financial institution that was completed in December 2007. However, we would be permitted to make such pro forma adjustment as if such acquisition had occurred on January 1, 2007 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes.
(f)	The interest coverage ratio is defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.60 to 1.0 at December 31, 2007.
(g)	The consolidated leverage ratio is defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.50 to 1.0 at December 31, 2007.
(h)	The fixed charge coverage ratio is defined in the indentures governing the senior notes and the senior subordinated notes (Consolidated Cash Flows, as defined, which is equivalent to Adjusted EBITDA (as defined in our senior secured credit facility), to fixed charges, as defined).

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at December 31, 2007, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under the $100.0 million revolving credit facility.

	2008	2009	2010	2011	2012	2013 and thereafter	Total
	(dollars in millions)
Term loan due 2012	$—	$—	$—	$—	$655.0	$—	$655.0
Revolving credit facility	—	—	—	38.5	—	—	38.5
10 1/8% senior notes due 2013(1)	—	—	—	—	—	304.0	304.0
11 1/2% senior subordinated notes due 2015(1)	—	—	—	—	—	355.5	355.5
Interest payments(2)	120.7	120.7	120.7	120.7	110.4	177.3	770.5
Other purchase commitments(3)	32.9	26.6	15.4	11.9	0.4	—	87.2
Operating lease commitments	15.1	10.8	10.0	6.9	4.9	7.0	54.7
Capital lease obligations	0.2	0.2	—	—	—	—	0.4
Consulting agreements (4)	2.0	2.0	2.0	2.0	2.0	10.0	20.0
Employment agreements (5)	4.3	4.0	2.0	—	—	—	10.3

Total firm commitments and outstanding debt	$175.2	$164.3	$150.1	$180.0	$772.7	$853.8	$2,296.1

(1)	Long-term debt reflected at face amount.
(2)	Interest on variable rate debt is based on December 31, 2007 interest rates. Interest on borrowings under the revolving credit facilities are not reflected as the contractual obligation as of December 31, 2007 is de minimis and any future contractual obligations will be dependent on borrowing and repayment activity, as well as interest rates in effect as of the borrowing dates. The impacts of the interest rate swap agreement outstanding at December 31, 2007 and the interest rate swap agreement entered into in January 2008 are not reflected in the contractual obligations for interest payments.
(3)	Represents commitments under purchase agreements for marketing and membership program support services.
(4)	Represents annual management fee payable under the consulting agreement with Apollo. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Ancillary Agreements to the Purchase Agreement—Consulting Agreement” below.
(5)	Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon termination of employment.

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, other guarantees associated with the 2004 Events, surety bonds and letters of credit, due to the fact that at this time we can not determine either the amount or timing of payments related to these contingent obligations. See Note 15 to our audited consolidated and combined financial statements included elsewhere herein for a discussion of these contingent obligations. The above table does not include obligations in connection with our FIN 48 liabilities as we have significant federal and state net operating loss carryforwards that we believe will be available to offset any FIN 48 liabilities incurred. In addition, we refer you to our audited consolidated financial statements as of and for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005 and the Predecessor’s combined financial statements for the period from January 1, 2005 to October 16, 2005.

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On January 31, 2007, our parent, Affinion Group Holdings, Inc. (“Holdings”), entered into a five-year senior unsecured term loan facility (the “Holdings Loan Agreement”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), Bank of America, N.A., and certain other banks as the initial lenders, with Deutsche Bank Securities Inc. and Banc of America Securities LLC (“BAS”) as the joint lead arrangers and book-running managers, Deutsche Bank as administrative agent, and BAS as syndication agent. The principal amount of the Holdings Loan Agreement is $350.0 million. Loans under the Holdings Loan Agreement initially accrue cash interest at the rate of six month LIBOR plus 6.25%, but the interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by adding such interest to the principal amount of the loans. In addition, the Holdings preferred stock entitles its holders to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings depends on our cash flows to service its debt and to pay cash dividends (if any) on its preferred stock.

On January 23, 2008 and January 25, 2008, Holdings entered into two separate two-year interest rate swap agreements, with the interest rate swap agreements having a combined notional amount of $300.0 million. Under the January 23, 2008 interest rate swap agreement, which has a notional amount of $200.0 million, Holdings has agreed to pay a fixed interest rate of 2.79%, payable on a semi-annual basis, for the period beginning on March 1, 2008 through March 1, 2010, with the first interest payment due on September 1, 2008, in exchange for receiving floating payments based on a six-month LIBOR on the same $200.0 million notional amount for the same period. Under the January 25, 2008 interest rate swap agreement, which has a notional amount of $100.0 million, Holdings has agreed to pay a fixed interest rate of 3.19%, payable on a semi-annual basis, for the period beginning on March 1, 2008 through March 1, 2010, with the first interest payment due on September 1, 2008, in exchange for receiving floating payments based on a six-month LIBOR on the same $100.0 million notional amount for the same period.

As described above, we expect that Holdings will rely on distributions from us in order to pay cash amounts due (if any) in respect of the Holdings Loan Agreement and to pay cash dividends (if any) on its preferred stock. However, our ability to make distributions to Holdings is restricted by covenants contained in our senior secured credit facility and the indentures governing our 10 1/8% senior notes and our 11 1/ 2% senior subordinated notes and by Delaware law. To the extent we make distributions to Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our credit facility, our 10 1/8% senior notes and our 11 1/2% senior subordinated notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our credit facility, our 10 1/8% senior notes and our 11 1/2% senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

Potential Debt Repurchases

We and our affiliates may from time to time purchase any of our or Holdings’ indebtedness, through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have not been disclosed in “—Contractual Obligations and Commitments.”

Critical Accounting Policies

In presenting our audited consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, valuation of goodwill and intangible assets, and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our audited consolidated and combined financial statements were the most appropriate at the time. For a summary of all of our significant accounting policies, see Note 2 to our audited consolidated and combined financial statements.

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

The estimate of the periodic amount of claims incurred but not reported to the insurance company is based on models we have developed and maintain in consultation with the insurance carriers. The models are updated periodically for the most recent loss rates that we receive from the insurance companies and current market conditions. Any change to the estimates, based on actual experience, is reported in earnings in the period the change becomes known. The impact on 2007 net revenue subject to profit sharing arrangements of a 1% change in the claims incurred but not reported estimate as of December 31, 2007 would be approximately $0.4 million.

Marketing Expense

Our critical accounting policy in the area of marketing expense pertains to the insurance business within our insurance and package segment. For the periods following the closing of the Transactions, we have adopted an accounting policy whereby costs related to acquiring new insurance business are expensed as incurred. This represents a different accounting policy than was applied by the Predecessor, as described below. Marketing solicitation costs for our insurance and package businesses are expensed as incurred consistent with our membership business.

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

Goodwill and Intangible Assets

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” there is a requirement to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of the reporting units to their fair values. Reporting units are comprised of Membership, Insurance and Package, Loyalty and International. Fair values of the reporting units are determined utilizing discounted cash flows and incorporate assumptions that we believe marketplace participants would utilize. Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

Subsequent to the initial assessment, the Company performs reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. During 2006, as part of the Company’s annual review, it was determined that the goodwill ascribed to the Loyalty business had been impaired, primarily due to the loss of a major program, and all of the goodwill of the Loyalty business was written off. In 2007 and 2005, no such impairment occurred. The Company’s intangible assets as of December 31, 2007 consist primarily of intangible assets with finite useful lives acquired by the Company in the Transactions and are recorded at their respective fair values in accordance with SFAS No. 141, “Business Combinations.”

Income Taxes

The income tax provision (benefit) is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision (benefit) or to goodwill if related to allowances established prior to the Transactions, while increases to the valuation allowance result in additional provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2007 and 2006, the Company has recorded a full valuation allowance for its U.S. federal deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2007 and 2006.

The Company recognizes uncertainty in income tax positions under a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Predecessor, excluding TRL Group and Affinion International, was included in the consolidated federal income tax return filed by Cendant. In addition, the Predecessor, excluding TRL Group and Affinion International, filed unitary and consolidated state income tax returns with Cendant in jurisdictions where required. The provision for income taxes on the accompanying combined statements of operations was computed as if the Predecessor filed its federal and state income tax returns on a stand-alone basis. Since Cendant maintained less than an 80% ownership interest in TRL Group, TRL Group was not included in Cendant’s consolidated federal and state income tax returns and filed separate tax returns. Affinion International and its subsidiaries filed income tax returns in countries in which they operated.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. In December 2007, the FASB delayed the effective date of SFAS 157 for certain assets and liabilities. The Company’s adoption of SFAS 157 is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. The Company’s adoption of SFAS 159 effective January 1, 2008 is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which replaced Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition or purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R can not be applied prior to that date.

Cautionary Statements for Forward-Looking Information

This Report contains “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear under headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based on our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, management’s expectations, beliefs and projections may not result or be achieved.

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

Interest Rate Swap

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap is $200.0 million at December 31, 2007 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. The purpose of the swap was to maintain our fixed/variable ratio within policy guidelines. The interest rate swap is recorded at fair value either as an asset or liability. Changes in the fair value of the swap is not designated as a hedging instrument and therefore recognized currently in earnings in the accompanying consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2007 (dollars are in millions unless otherwise indicated).

	2008	2009	2010	2011	2012	2013 and Thereafter	Total	Fair Value At December 31, 2007
Fixed rate debt	$0.2	$0.2	$—	$—	$—	$659.5	$659.9	$656.7
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%
Variable rate debt	$—	$—	$—	$38.5	$655.0	$—	$693.5	$693.5
Average interest rate (a)	7.50%	7.50%	7.50%	7.50%	7.50%	—
Variable to fixed—Interest rate swap (b)								$4.2
Average pay rate	4.86%	4.93%	4.97%
Average receive rate	4.03%	3.47%	4.02%

(a)	Average interest rate is based on rates in effect at December 31, 2007.
(b)	The fair value of the interest rate swap is included in other long-term liabilities at December 31, 2007

In January 2008, the Company entered into an interest rate swap effective February 21, 2008. The swap has an initial notional amount of $450.0 million, increasing to $500.0 million on February 21, 2009 and $600.0 million on February 21, 2010. Under the swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The effect of this swap, in conjunction with the Company’s existing interest rate swap, is to convert substantially all of the variable rate debt to a fixed rate obligation.

As disclosed in Note 2 to our audited consolidated and combined financial statements, as a matter of policy, neither we nor our Predecessor used derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject the Company and its Predecessor to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2007, there were no significant concentrations of credit risk. Receivables and profit share receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Company as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations of the Company for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statement of Operations of the Predecessor for the period from January 1, 2005 to October 16, 2005	F-4

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) of the Company for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statement of Changes in Combined Equity of the Predecessor for the period from January 1, 2005 to October 16, 2005	F-5

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statement of Cash Flows of the Predecessor for the period from January 1, 2005 to October 16, 2005	F-6

Notes to Consolidated and Combined Financial Statements	F-8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and/or members of our board of directors.

Name	Age	Position
Nathaniel J. Lipman	43	President, Chief Executive Officer and Chairman of the Board of Directors
Thomas A. Williams	48	Executive Vice President and Chief Financial Officer
Robert G. Rooney	50	Executive Vice President and Chief Operating Officer
Todd H. Siegel	37	Executive Vice President and General Counsel
Thomas J. Rusin	39	President and Chief Executive Officer, North America
Steven E. Upshaw	37	President and Chief Executive Officer, Affinion International Limited
Brian J. Dick	51	Senior Vice President and Chief Accounting Officer
Marc E. Becker	35	Director
Robert B. Hedges, Jr.	49	Director
Stan Parker	32	Director
Eric L. Press	42	Director
Eric L. Zinterhofer	36	Director
Matthew H. Nord	28	Director
Kenneth Vecchione	53	Director
Rich Srednicki	60	Director
Peter Currie	57	Director

Nathaniel J. Lipman has served as our President and Chief Executive Officer and a director of Affinion since October 17, 2005. He was formerly the President and CEO of Trilegiant starting in August 2002 and President and CEO of Cendant Marketing Group starting in January 2004. From September 2001 until August 2002, he was Senior Executive Vice President of Business Development and Marketing of Trilegiant. He served as Executive Vice President of Business Development for Cendant Membership Services from March 2000 to August 2001. He joined the Alliance Marketing Division of Cendant in June 1999 as Senior Vice President, Business Development and Strategic Planning. Mr. Lipman was previously Senior Executive Vice President, Corporate Development and Strategic Planning, for Planet Hollywood International, Inc., from 1996 until April 1999. Prior to his tenure at Planet Hollywood, Mr. Lipman was Senior Vice President and General Counsel of House of Blues Entertainment, Inc., Senior Corporate Counsel at The Walt Disney Company and a corporate associate at Skadden, Arps, Slate, Meagher and Flom.

Thomas A. Williams has served as our Executive Vice President and Chief Financial Officer since January 1, 2007. Prior to joining Affinion, Mr. Williams was most recently Vice President and Chief Financial Officer of two operating divisions of AT&T Inc., AT&T Network and AT&T Customer Service, from January 2004 to December 2006 with additional responsibilities for the merger synergy between AT&T Corp. and SBC Communications Inc. Mr. Williams started in Bell Laboratories and spent over twenty-one (21) years at AT&T from June 1985 to December 2006, where he held numerous senior positions including the following: Chief Financial Officer, AT&T Global Networking Technology Services; AT&T Chief Process Officer; Chief Financial Officer, AT&T Laboratories; Vice President Business Planning, AT&T Network & Computing Services; Chief Financial Officer, AT&T Operations Service Management. Prior to his tenure at AT&T, Mr. Williams was International Controller of McLean Industries Inc. from 1984 to 1985, Industry Analyst of Interpool Ltd. from 1982 to 1984 and Commodity Trading Associate with Bache Halsey Stuart Shields, Inc. from 1981 to 1982.

Robert G. Rooney has served as our Executive Vice President and Chief Operating Officer overseeing Affinion’s operating functions since January 2, 2006. In addition, from August 23, 2006 to December 31, 2006, Mr. Rooney also served as our Interim Chief Financial Officer. From October 17, 2005 to January 1, 2006, Mr. Rooney served as our Executive Vice President and Interim Chief Financial Officer. Mr. Rooney joined us in June 2001, as Executive Vice President and Chief Financial Officer of Trilegiant. From 1999 to 2001, Mr. Rooney was Senior Vice President and Chief Financial Officer with

Sbarro, Inc. and was responsible for finance, investor relations, information systems, tax and risk management. Prior to 1999, Mr. Rooney held senior positions with numerous companies in the financial and entertainment sectors, including three years as Chief Financial Officer of Imagine Entertainment. From 1978 to 1986, he was employed as a certified public accountant with Ernst & Young.

Todd H. Siegel has served as our Executive Vice President and General Counsel since October 17, 2005. Mr. Siegel joined us in November 1999 as a member of the Membership Division of the Legal Department of Cendant and most recently served as General Counsel of Trilegiant starting in July 2003 and Cendant Marketing Group starting in January 2004. From 1997 to 1999, Mr. Siegel was employed as a corporate associate at Skadden, Arps, Slate, Meagher and Flom. From 1992 until 1994, he was employed as a certified public accountant with Ernst & Young.

Thomas J. Rusin has served as our President and Chief Executive Officer, North America, since June 1, 2007. From October 17, 2005 to May 31, 2007, Mr. Rusin served as our Executive Vice President and Chief Revenue Officer. Mr. Rusin joined us in December 1999 as Product Manager in the Netmarket Group overseeing Travel Marketing and was subsequently promoted to Vice President of Travel in January 2001, Senior Vice President Consumer Saving Group with responsibility for Travel, Auto and Leisure in October 2001, and then Executive Vice President of Product Management, New Product Development in December 2003. From 1990 to 1998, he owned and operated Just for Travel Inc., a business he then sold.

Steven E. Upshaw has served as our President and Chief Executive Officer, Affinion International since June 1, 2007. From October 17, 2005 to May 31, 2007, Mr. Upshaw served as our Executive Vice President and Chief Executive Officer, Affinion International. Prior to this role, Mr. Upshaw held the position of Executive Vice President and Managing Director for Cims UK, Ireland. Mr. Upshaw joined us in August 1995 and has served in numerous positions, including Senior Vice President for Protection Products in North America for Trilegiant.

Brian J. Dick has served as our Senior Vice President and Chief Accounting Officer since December 1, 2005. Prior to joining Affinion, he was most recently an independent contractor from February 2005 through November 2005. He served as the Vice President and Controller for Modem Media, Inc. (which was acquired by Digitas, Inc. in October 2004) from October 2002 through January 2005, where he oversaw the global accounting, financial reporting, tax and treasury functions. From 1999 to 2001, he was the Vice President of Finance for Crompton Corporation, where he managed the Controllers, Information Systems and e-Business functions. From 1995 to 1999, he held various senior financial positions at Witco Corporation until it was acquired by Crompton Corporation. He also served as the Controller of Formica Corporation from 1989 to 1995. From 1978 to 1989, he held various positions with Price Waterhouse LLP.

Marc E. Becker has been a director of Affinion since October 17, 2005. From October 17, 2005 to December 20, 2006 he served as the Chairman of the Board of Directors of Affinion. Mr. Becker is a partner of Apollo Management, L.P. He has been employed with Apollo Management, L.P. since 1996 and has served as an officer of certain affiliates of Apollo since 1999. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on several boards of directors, including Countrywide plc, Quality Distribution, Inc., Metals USA, Inc., Realogy Corporation and SOURCECORP Incorporated.

Robert B. Hedges, Jr. has been a director of Affinion since May 11, 2006. He is also employed as a managing director at Mercatus LLC, a private equity and strategy consulting firm focused on the retail financial services marketplace. Prior to joining Mercatus LLC, Mr. Hedges was employed with Fidelity Investments where he was an executive vice president from 2003 to 2005, and with Fleet Boston from 1992 to 2002, where he held numerous positions, most recently serving as a managing director.

Stan Parker has been a director of Affinion since October 17, 2005. Mr. Parker is a partner of Apollo Management, L.P. He has been employed with Apollo Management, L.P. since 2000. From 1998 to 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. in its Financial Entrepreneurs Group within the Investment Banking division. Mr. Parker serves on several boards of directors, including AMC Entertainment Inc., Momentive Performance Materials Holdings, Inc. and CEVA Group, plc.

Eric L. Press has been a director of Affinion since October 17, 2005. Mr. Press is a partner of Apollo Management, L.P. He has been employed with Apollo Management, L.P. since 1998 and has served as an officer of certain affiliates of Apollo Management, L.P. From 1992 to 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz specializing in mergers, acquisitions, restructurings and related financing transactions. Mr. Press serves on several boards of directors, including Harrah’s Entertainment, Inc., Innkeepers USA Trust, Metals USA, Inc., Noranda Aluminum, Inc., Oceania Cruise Holdings, Inc. and Quality Distribution, Inc. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group.

Eric Zinterhofer has been a director of Affinion since October 17, 2005. Mr. Zinterhofer is partner of Apollo Management, L.P. He has been employed with Apollo Management, L.P. since 1998. From 1994 to 1996, Mr. Zinterhofer was a member of the Corporate Finance Department at Morgan Stanley Dean Witter & Co. From 1993 to 1994, Mr. Zinterhofer was a member of the Structured Equity Group at J.P. Morgan Investment Management. Mr. Zinterhofer serves on the boards of directors of Central European Media Enterprises Ltd., Unity Media SCA and iPCS, Inc.

Matthew H. Nord has been a director of Affinion since October 30, 2006. Mr. Nord is a principal of Apollo Management, L.P. He has been employed with Apollo Management, L.P. since 2003. Prior to that time, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on several boards of directors, including SOURCECORP Incorporated, Mobile Satellite Ventures, Hughes Telematics and Noranda Aluminum, Inc.

Kenneth Vecchione has been a director of Affinion since November 21, 2006. Mr. Vecchione is the Chief Financial Officer of Apollo Operating Group. He has been employed with Apollo Management, L.P. since October 2007. From 1998 to 2006, Mr. Vecchione was employed by MBNA Corporation in various capacities. From 2004 to 2006 Mr. Vecchione served as Vice-Chairman and Chief Financial Officer of MBNA Corporation. From 2000 to 2004, he served as Chief Financial Officer and Director of MBNA America Bank N.A. and from 1998 to 2000 he served as Division Head of Finance. From 2000 to 2006, Mr. Vecchione was a member of the Executive and Management Committees of MBNA Corporation. Mr. Vecchione also sits on the boards of International Securities Exchange and Western Alliance Bancorporation.

Rich Srednicki was named a director of Affinion on September 21, 2007. From January 2000 to September 2007, Mr. Srednicki was an Executive Vice President of JPMorgan Chase and was responsible for its credit card business, Chase Cardmember Services. Mr. Srednicki was also a member of JPMorgan Chase’s Executive Committee and Operating Committee. Previously, Mr. Srednicki held Chief Executive Officer positions with Sears, Roebuck and Co. and AT&T, as well as General Manager positions during his 13 years with Citibank.

Peter W. Currie has been a director of Affinion since December 31, 2007. From 2005 to 2007, Mr. Currie served as Executive Vice President and Chief Financial Officer of Nortel Networks Corporation. From 1997 to 2004, Mr. Currie was employed by Royal Bank of Canada, most recently holding the position of Vice Chairman and Chief Financial Officer of RBC Financial Group. From 1979 to 1992, Mr. Currie was employed by Nortel Networks Corporation in various finance positions, including general auditor, controller and vice president, finance for different business segments, and from 1994 to early 1997 as Senior Vice President and Chief Financial Officer. From 1992 to 1994, Mr. Currie served as Executive Vice President and Chief Financial Officer of North American Life Assurance Company.

On August 10, 2007, Joseph W. Saunders resigned, effective immediately, as a member of our board of directors and of the board of directors of Holdings. Mr. Saunders had been a director of Affinion since August 24, 2006. Prior to his resignation, Mr. Saunders did not serve as a member of any committee of our board of directors or of Holdings’ board of directors. Mr. Saunders’ resignation is not the result of any dispute or disagreement with us or Holdings.

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

Audit Committee

The current members of the audit committee are Messrs. Vecchione, Hedges, Srednicki and Currie. Our board of directors has determined that Messrs. Hedges, Srednicki and Currie meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act and the NASDAQ listing standards. Mr. Vecchione is the chairman of the audit committee, and our board of directors has determined that Mr. Vecchione is an “audit committee financial expert” within the meaning of NASDAQ Marketplace Rule 4200(a)(15).The principal duties and responsibilities of our audit committee are as follows:

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

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of our board of directors, which we refer to herein as the “Committee,” is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee also serves as the compensation committee of the board of directors of Affinion Group Holdings, Inc., or Holdings. The Committee ensures that the total compensation paid to our executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our executive officers, including the named executive officers, are similar to those provided to executive officers at comparable companies in similarly situated positions.

Throughout this Section, we refer to the individuals who serve as our chief executive officer and chief financial officer, as well as the other individuals included in the “Summary Compensation Table,” as the “named executive officers.”

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of our specific annual, long-term and strategic goals, and which aligns executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our Comparison Group (as defined below). To that end, the Committee believes executive compensation packages provided by us to our executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

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

The Committee has final approval over all compensation decisions for the named executive officers and approves recommendations regarding cash and equity awards to all of our officers.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured our annual and long-term incentive cash and stock-based executive compensation programs to motivate our executives to achieve the business goals set by us and to reward the executives for achieving these goals. In making compensation recommendations, the Committee compares various elements of total compensation against publicly-traded and privately-held companies of similar annual revenue size (which may be in other industries), which we refer to as the “Comparison Group,” based on data provided to us by independent third-party compensation consultants Hewitt Associates, Inc. and Mercer Human Resource Consulting LLC. There is no established group of peer companies that is used regularly in the Comparison Group. The Committee generally targets compensation for the executive officers at the 50th percentile of compensation paid to similarly situated executives of our Comparison Group. However, the Committee may deviate from this 50th percentile target if it determines this is warranted by the experience level of the individual and market factors.

2007 Executive Compensation Components

The principal components of compensation for our named executive officers are:

•	base salary;

•	performance-based incentive compensation;

•	long-term equity incentive compensation;

•	retirement and other benefits; and

•	perquisites.

Base Salary

We provide our named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and scope of responsibility by using comparative market data. The initial base salary for our named executive officers is established in their employment agreements.

Salary levels will be reviewed annually as part of our performance review process as well as upon a promotion or other material change in job responsibility. Merit based increases to salaries of the executives are based on the Committee’s assessment of the individual’s performance.

In reviewing base salaries for executives, the Committee primarily considers:

•	internal review of the executive’s compensation, both individually and relative to other officers; and

•	individual performance of the executive.

Effective for 2007, the Committee approved increases in the annual base salary of the following named executive officers: Mr. Lipman from $465,865 to $525,000, and Mr. Siegel from $257,000 to $275,000. On August 15, 2007, the Committee approved an increase in Mr. Lipman’s annual base salary, effective October 1, 2007, to $585,000. In increasing the salaries of each of Messrs. Lipman and Siegel for 2007, the Committee considered both of the factors listed above and contemporaneous increases in the scope of duties and responsibilities of each executive, including the expansion of our business. Effective for 2008, the Committee approved increases in the annual base salaries of the following named executive officers: Mr. Williams from $350,000 to $362,250; Mr. Rooney from $334,750 to $346,466; Mr. Upshaw from $310,000 to $319,800 (which includes Mr. Upshaw’s annual expatriate premium); and Mr. Siegel from $275,000 to $284,625. In increasing the salaries of each such named executive officer, the Committee considered both of the factors listed above and additional responsibilities taken on by each such executive officer. The Committee reviews these criteria collectively but does not assign a weight to any criterion when setting base salaries. Each base salary adjustment is made by the Committee subjectively based upon the foregoing.

Performance-Based Incentive Compensation

Our annual incentive plan is an annual cash incentive program with payments determined by performance against measurable annual financial goals. If the applicable performance goals are achieved, the payment of bonuses at target under our annual incentive plan, together with annual base salary, is designed to deliver annual cash compensation to our named executive officers on average at the 50th percentile of the cash compensation of executives in similarly sized organizations. The annual incentive plan is intended to focus the entire organization on meeting or exceeding an Adjusted EBITDA performance goal that is set at the beginning of each year and approved by the Committee, while also providing significant opportunity to reward individual contributions. The Committee uses Adjusted EBITDA as the performance goal because it is a critical metric used by management to direct and measure our business performance.

We believe that Adjusted EBITDA measures are clearly understood by both our employees and stockholders, and that achievement of the stated goals is a key component in the creation of long-term value for our stockholders. No bonuses are payable under the annual incentive plan if the Adjusted EBITDA performance goal established by the Committee for that year is not achieved. For 2007, the Committee established an Adjusted EBITDA performance goal of $283.0 million and reported that the actual Adjusted EBITDA was $284.3 million.

For each named executive officer, as well as for each eligible employee, the actual bonus payable for a particular year under the annual incentive plan is bifurcated into a performance-based element and a discretionary element, neither of which is payable if the performance-based element is not achieved. The performance-based element is based on achieving and exceeding the Adjusted EBITDA performance goal (weighted at 50% and a precondition to the payment of the bonus) and the discretionary element is based on the Committee’s assessment of the individual employee’s performance (also weighted at 50%). In assessing the individual performance of our named executive officers, the Committee, in its discretion, considers the recommendations of our chief executive officer (except in determining the chief executive officer’s own bonus) and the following list of factors (the list of factors is not exclusive and no particular weight is assigned to any factor used) and makes its determinations as of the date such bonus is payable: achievement of internal financial and operating targets, including free cash flow and customer growth; improvement of performance and customer satisfaction with our services; improvement of management and organizational capabilities; and implementation of long-term strategic plans. The discretionary element of the annual bonus is reported in column (d) of the Summary Compensation Table and the performance-based annual bonus is reported in column (g) of the Summary Compensation Table.

The target bonus percentage (which in the aggregate applies to the discretionary and performance-based elements of the annual incentive bonus, each of which is weighted equally) for our named executive officers is established in their employment agreements. For 2007, all of the named executive officers except for Mr. Lipman have target annual incentive bonuses equal to 100% of their respective annual base salaries. Because the Committee believes that a relatively greater proportion of the chief executive officer’s annual compensation should be subject to the achievement of the performance goals, Mr. Lipman’s target annual incentive bonus for fiscal year 2007 is equal to 125% of his annual base salary. On August 15, 2007, the Committee approved an increase to Mr. Lipman’s target annual incentive bonus for fiscal year 2008 to 150% of his annual base salary. The Committee retains the right to pay bonuses to the named executive officers and other employees that are in addition to, or in lieu of, the bonuses described in their employment agreements, which bonuses may be based on company or individual performance goals not reflected in our annual incentive plan or purely discretionary.

In connection with his November 8, 2006 employment agreement, we paid Mr. Williams a signing bonus of $600,000 on January 26, 2007 as an incentive to commence employment and to continue his active employment with us through December 31, 2007. This payment is reported in column (d) of the Summary Compensation Table.

Long-Term Equity Incentive Compensation

2007 Stock Award Plan

On November 7, 2007, the board of directors of Holdings adopted its 2007 Stock Award Plan, under which our employees, directors and other service providers are eligible to receive awards of Holdings common stock. Holdings’ board of directors authorized 10,000,000 shares of Holdings common stock for grants of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, and/or performance compensation awards under the 2007 Stock Award Plan. Cash bonus awards may also be granted under the 2007 Stock Award Plan. The 2007 Stock Award Plan has a term of ten years and no further awards may be granted under the 2007 Stock Award Plan after November 7, 2017.

The Committee (or Holding’s board of directors acting as the Committee) administers the 2007 Stock Award Plan and has the power to grant awards under the plan, select eligible persons to receive awards under the plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the plan.

In the event of a change in control (as defined in the 2007 Stock Award Plan), the Committee may determine, in its sole discretion, that outstanding options and equity awards (other than performance compensation awards) issued under the 2007 Stock Award Plan become fully vested and may vest performance compensation awards based on the level of attainment of the specified performance goals. The Committee may also cancel outstanding awards and pay the value of such awards to participants in connection with a change in control.

In recognition of the extraordinary efforts of certain key personnel and in an effort to retain those key personnel, Holdings’ board of directors, on November 30, 2007, granted non-qualified stock options under the 2007 Stock Award Plan (subject to vesting over four years and with a per share exercise price of $13.02) to our named executive officers and other key personnel. The options granted to our named executive officers are summarized below:

Named Executive Officer	Number of Shares Subject to Option
Nathaniel J. Lipman	31,500
Thomas A. Williams	18,900
Robert G. Rooney	18,900
Steven E. Upshaw	18,900
Todd H. Siegel	18,900

In an agreement dated October 17, 2005, effective as of the closing of our acquisition of Cendant Marketing Group LLC (et. al.), Holdings awarded Mr. Lipman 105,000 restricted shares (adjusted for Holdings’ stock split) under its 2005 Stock Incentive Plan in recognition of his exceptional performance with such acquisition and his continued employment thereafter. Although scheduled to vest on the fifth anniversary of the consummation of the acquisition, the Committee accelerated the vesting of all of Mr. Lipman’s restricted shares on April 2, 2007 in recognition of Mr. Lipman’s increased responsibilities and his extraordinary efforts. In an agreement dated November 8, 2006 and effective January 1, 2007, Holdings awarded Mr. Williams 21,000 restricted shares (adjusted for Holdings’ stock split) under its 2005 Stock Incentive Plan as an inducement to provide services to us and as a retention vehicle. These restricted shares are scheduled to vest on January 1, 2010.

In connection with the adjustment of options granted under Holdings’ 2005 Stock Incentive Plan as a result of the recognition of certain dividends by our stockholders and other equity holders, the Committee determined that it could not fully adjust the exercise price of outstanding options to account for such dividends without causing adverse tax consequences to option holders. Accordingly, we paid a one-time cash payment of $2.50 per share subject to each outstanding option (whether vested or unvested). These payments are reflected in column (i) of the Summary Compensation Table.

No additional grants may be made under Holdings’ 2005 Stock Incentive Plan on or after November 7, 2007, the effective date of the 2007 Stock Award Plan.

Retirement Benefits

Our named executive officers are eligible to participate in our Employee Savings Plan. This plan is a tax-qualified retirement savings plan pursuant to which all U.S. based employees or U.S. expatriates are able to contribute on a before-tax basis the lesser of up to 25% of their annual salary or the limit prescribed by the Internal Revenue Service. We match 100% of the first 6% of each employee’s pay that is contributed to the Employee Savings Plan. All contributions to the Employee Savings Plan as well as any matching contributions are fully vested upon contribution.

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

Perquisites

We provide named executive officers with perquisites that we and the Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The named executive officers are entitled to either the use of company automobiles or an equitable car allowance, and are eligible to participate in the plans and programs described above. The Committee periodically reviews the levels of perquisites provided to our named executive officers.

Attributed costs of the perquisites described above for the named executive officers for fiscal years 2006 and 2007 are included in column (i) of the “Summary Compensation Table.”

Severance Payments

In 2007, we entered into new employment agreements with Messrs. Lipman, Rooney, Siegel and Williams, as well as other executive officers. Mr. Upshaw’s currently effective agreement has not been replaced by a new agreement. These employment agreements provide for severance payments in certain circumstances. The employment agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments upon Termination or Change of Control.”

Tax and Accounting Implications

Deductibility of Executive Compensation/Internal Revenue Code Section 162(m)

Because we do not have a class of equity securities that is required to be registered under the Securities Exchange Act of 1934, as amended, we are not subject to Internal Revenue Code Section 162(m).

Accounting for Stock-Based Compensation

Holdings accounts for stock-based payments under the 2005 Stock Incentive Plan and the 2007 Stock Award Plan in accordance with and to the extent required by FASB Statement 123(R).

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

THE COMPENSATION COMMITTEE

Marc E. Becker, Chairman
Eric L. Press

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of our named executive officers for the fiscal years ended December 31, 2007 and 2006.

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)		Total ($)
Nathaniel J. Lipman President, Chief Executive Officer & Chairman of the Board	2007	$544,257		$340,161	$378,788	$538,692	$340,161	$0	$1,913,597	(5)	$4,055,656
	2006	$465,865		$701,166	$99,900	$534,449	$291,166	$0	$38,392	(5)	$2,130,938
Thomas A. Williams Executive Vice President and Chief Financial Officer	2007	$350,000		$740,000	$66,633	$150,548	$175,000	$0	$432,562	(6)	$1,914,743
Robert G. Rooney Executive Vice President and Chief Operating Officer	2007	$334,750		$200,851	$0	$141,305	$167,375	$0	$410,323	(7)	$1,254,604
	2006	$334,750		$275,532	$0	$138,698	$150,531	$0	$32,132	(7)	$931,643
Steven E. Upshaw President and Chief Executive Officer, Affinion International	2007	$310,000	(8)	$139,500	$0	$83,941	$155,000	$0	$1,012,107	(9)	$1,700,548
	2006	$310,000	(8)	$216,250	$0	$63,010	$116,250	$0	$687,678	(9)	$1,393,188
Todd H. Siegel Executive Vice President and General Counsel	2007	$267,596		$133,798	$0	$117,679	$133,798	$0	$346,423	(10)	$999,294
	2006	$257,500		$196,563	$0	$115,064	$96,562	$0	$33,021	(10)	$698,710

(1)	The amounts shown in this column for 2006 reflect, for each named executive officer, the amounts of retention and deal bonuses paid in 2006 plus the discretionary element of annual bonuses (weighted at 50% of the target) earned in 2006 but paid in 2007 that was based on individual performance as assessed by the Committee in its discretion (i.e., the discretionary element of the annual bonus for each of Lipman, Rooney, Upshaw, and Siegel was $291,166, $150,531, $116,250, and $96,562, respectively). For 2006, the target bonus of each named executive officer except for Mr. Lipman was 75% of their respective annual base salary. For 2006, Mr. Lipman’s target bonus was 125% of base salary.

The amounts shown in this column for 2007 reflect, for each named executive officer, the amounts of the discretionary element of the annual bonuses (weighted at 50% of target) earned in 2007 but paid in 2008 that was based upon individual performance as assessed by the Committee in its discretion (i.e., the discretionary element of the annual bonus for each of Lipman, Williams, Rooney, Upshaw and Siegel was $340,161; $140,000; $200,851; $139,500; and $133,798, respectively). For 2007, this column also reflects a $600,000 sign-on bonus paid to Mr. Williams. Messrs. Lipman and Siegel were paid 50% of their target bonus as a discretionary bonus, whereas Mr. Rooney’s discretionary bonus exceeded 50% of his target amount in recognition of his exceeding his personal and team’s performance goals for 2007 and his increased responsibility for 2007. Messrs. Williams’ and Upshaw’s discretionary bonus were less than 50% of their respective target bonuses. Messrs. Williams and Upshaw received 80% and 90% of the potential full discretionary bonus (which is 50% of the target bonus) respectively, based on the Committee’s assessment of their achievement of individual and team performance goals.

(2)	The amounts shown in columns (e) and (f) reflect, for each named executive officer, the amounts of restricted stock and options that were expensed during fiscal year 2006 and 2007, respectively, in accordance with the requirements of FASB Statement 123(R). In 2007, we accelerated the vesting of Mr. Lipman’s restricted stock and accordingly accelerated the compensation expense that would have been taken over the remainder of the 5-year vesting period.
(3)	Amounts shown in this column for 2006 reflect, for each named executive officer, the amount of annual bonus earned in 2006 but paid in 2007 that was based on the achievement of the performance-based element for such annual bonuses (i.e., achievement of the Adjusted EBITDA performance goal established by the Committee (which is weighted at 50% of the target)). For 2006, the target bonus of each named executive officer except for Mr. Lipman was 75% of their respective annual base salary. For 2006, Mr. Lipman’s target bonus was 125% of his base salary.

Amounts shown in this column for 2007 reflect, for each named executive officer, the amount of annual bonus earned in 2007 but paid in 2008 that was based on the achievement of the performance-based element for such annual bonuses (i.e., achievement of the Adjusted EBITDA performance goal established by the Committee (which is weighted at 50% of the target)). For 2007, the target bonus of each named executive officer except for Mr. Lipman was 100% of their respective annual base salary. For 2007, Mr. Lipman’s target bonus was 125% of his base salary.

(4)	The amounts shown in column (i) reflect, for each named executive officer: for 2006 matching contributions we made on behalf of the named executive offers to the Employee Savings Plan (which is more fully described under “Retirement Benefits” above) in the amounts of $13,200 for Mr. Lipman, $13,200 for Mr. Rooney, $12,923 for Mr. Upshaw, and $13,073 for Mr. Siegel, and for 2007 matching contributions in the amounts of $13,500 for Mr. Lipman, $10,800 for Mr. Williams, $13,500 for Mr. Rooney, $13,500 for Mr. Upshaw and $13,500 for Mr. Siegel, and also certain annual perquisites disclosed in other footnotes to this Summary Compensation Table.

Further for 2007, the amounts shown in column (i) reflect, for each named executive officer, the special payment made as part of the adjustment to outstanding stock options in connection with the dividends paid by Holdings in 2007 in the amounts of: $1,445,000 for Mr. Lipman, $400,000 for Mr. Williams, $375,000 for Mr. Rooney, $219,850 for Mr. Upshaw and $311,100 for Mr. Siegel.

(5)	Includes certain annual perquisites provided by us, including for 2006 an automobile benefit valued at $25,192 (which includes a tax gross-up based on an assumed 35% federal income tax rate), and for 2007 an automobile benefit valued at $22,630 (which includes a tax gross-up based on assumed 35% federal and 5% state income tax rates). This amount also includes the extraordinary dividend paid on Mr. Lipman’s restricted shares in the amount of $426,938.
(6)	Includes certain perquisites provided by us, including an automobile benefit for 2007 valued at $16,295 including a tax gross-up based on assumed 25% federal and 5% state income tax rates.

(7)	Includes certain perquisites provided by us, including an automobile benefit for 2006 valued at $18,932 (which includes a tax gross-up based on an assumed 25% federal income tax rate), and for 2007 an automobile benefit valued at $16,295 (which includes a tax gross-up based on assumed 25% federal and 5% state income tax rates).
(8)	Includes an annual expatriate premium payment of $30,000.
(9)	In addition to the amounts described in footnote (4) above, this amount includes (i) an annual cost of living adjustment of $25,000, (ii) relocation and housing expenses of $177,057 (for 2006) and $156,808 (for 2007), (iii) reimbursement of U.S. tax obligations of $93,239 (for 2006) and $212,331 (for 2007), (iv) reimbursement of foreign taxes of $369,709 (for 2006) and $368,840 (for 2007), (v) an automobile benefit valued at $9,250 (for 2006) and $9,250 (for 2007), and (vi) tax advice/preparation expenses of $500 (for 2006) and $5,000 (for 2007).
(10)	Includes certain perquisites provided by us, including an automobile benefit for 2006 valued at $19,948, (which includes a tax gross-up based on an assumed 25% federal income tax rate), and for 2007 an automobile benefit valued at $16,295 (which includes a tax gross-up based on assumed 25% federal and 5% state income tax rates).

Employment Agreements

Nathaniel J. Lipman. Effective as of November 9, 2007, we entered into a new employment agreement with Mr. Lipman pursuant to which he will continue to serve as our Chairman of the Board, President and Chief Executive Officer. The initial term of the new employment agreement is from November 9, 2007 through October 17, 2010. After the initial term, the new agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Effective October 1, 2007, Mr. Lipman’s annual base salary was increased from $525,000 to $585,000, subject to annual review for potential increases. For 2007, Mr. Lipman was also eligible for an annual target bonus of 125% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. For 2008, his annual target bonus is 150% of his annual base salary.

Thomas A. Williams. Effective as of November 9, 2007, we entered into a new employment agreement with Mr.Williams pursuant to which he will continue to serve as an Executive Vice President and our Chief Financial Officer. The initial term of the new agreement is from November 9, 2007 through January 1, 2010. After the initial term, the new agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The new agreement reflects an annual base salary of $350,000, subject to annual review for potential increases. Mr. Williams is also eligible for an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Robert G. Rooney. Effective as of November 9, 2007, we entered into a new employment agreement with Mr. Rooney pursuant to which he will continue to serve as an Executive Vice President and our Chief Operating Officer. The initial term of the new agreement is from November 9, 2007 through June 15, 2010. After the initial term, the new employment agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The new agreement reflects an annual base salary of $334,750, subject to annual review for potential increases. Mr. Rooney is eligible to receive an annual target bonus of 100% of his base salary for 2007, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Steven E. Upshaw. On June 15, 2004, we entered into an employment agreement with Mr. Upshaw pursuant to which he serves as President and as the Chief Executive Officer of Affinion International Limited. The initial term of the agreement was from June 1, 2004 to June 1, 2006, but was extended to August 31, 2008. Mr. Upshaw’s employment agreement provides for an annual base salary of $225,000, subject to annual review for potential increases. Mr. Upshaw’s 2007 base salary was $280,000. For 2007, Mr. Upshaw’s target bonus was increased to 100% of his base salary subject to the attainment of performance goals established by the Committee under our annual performance plan. Also, Mr. Upshaw receives a $30,000 expatriate premium and a $25,000 cost of living adjustment for each year he is located in the United Kingdom. We also provide Mr. Upshaw with the following perquisites: (1) a company vehicle and a vehicle allowance for a second automobile, as well as payment for ownership and operating expenses for those automobiles, and (2) a housing and utilities allowance. Mr. Upshaw has not utilized his second automobile allowance for 2006 or 2007. Mr. Upshaw also is entitled to benefits available to senior expatriate employees.

We are in the process of preparing an amended and restated employment agreement for Mr. Upshaw to make amendments required by Section 409A of the Internal Revenue Code of 1986, as amended, and U.K. law. The amended and restated employment agreement will otherwise have the same material economic terms as those in his current employment agreement.

Todd H. Siegel. Effective as of November 9, 2007, we entered into a new employment agreement with Mr. Siegel pursuant to which he will continue to serve as an Executive Vice President and our General Counsel. The initial term of the new agreement is November 9, 2007 through June 1, 2010. After the initial term, the new agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The new agreement reflects an annual base salary of $275,000, which is subject to annual review for potential increases. Mr. Siegel is also eligible for an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Restrictive Covenants. Each of the named executive officers (with the exception of Mr. Upshaw) is subject to restrictive covenants contained in their new employment agreements, which are identical to covenants they are subject to in their capacity as shareholders under the Management Investor Rights Agreement. Mr. Upshaw is subject to the covenants in the Management Investor Rights Agreement as a party to that agreement and is also subject to a nondisclosure obligation under his employment agreement. Each named executive officer is prohibited from soliciting our employees, customers, suppliers, and licensees for three (3) years following his or her termination of employment and prohibited from competing with us and our affiliates for two (2) years following termination of employment. Each named executive officer is also subject to post-termination nondisclosure obligations relating to confidential company information.

GRANTS OF PLAN BASED AWARDS

The following table presents information regarding the equity awards granted to our named executive officers during fiscal year 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Threshold ($)	Target ($) (1)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Nathaniel J. Lipman	11/30/2007	—	$731,250	—	—	—	—	—	31,500	$13.02	$6.74
Thomas A. Williams	11/30/2007	—	$350,000	—	—	—	—	—	18,900	$13.02	$6.74
	01/01/2007	—	—	—	—	—	—	21,000	—	—	$9.52
Robert G. Rooney	11/30/2007	—	$334,750	—	—	—	—	—	18,900	$13.02	$6.74
Steven E. Upshaw	11/30/2007	—	$310,000	—	—	—	—	—	18,900	$13.02	$6.74
Todd H. Siegel	11/30/2007	—	$275,000	—	—	—	—	—	18,900	$13.02	$6.74

(1)	Reflects target annual bonuses approved by the Committee for fiscal year 2007.
(2)	Reflects the grant of options on November 30, 2007, 25% of which will become exercisable on each of the first four anniversaries of the grant date.
(3)	This amount also reflects the grant of 21,000 shares of restricted stock effective January 1, 2007, which shares have been adjusted to reflect Holdings’ stock split and are scheduled to vest on January 1, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2007 (with each share amount and exercise price adjusted to reflect Holdings’ stock split and the adjustment to the exercise price on account of the dividends paid in 2007).

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($) (3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Nathaniel J.	—	31,500	—	$13.02	11/30/2017	—	—	—	—
Lipman(4)	242,760 (Tranche A)	364,140 (Tranche A)	—	$1.43	10/17/2015	—	—	—	—
	—	—	303,450 (Tranche B)	$1.43	10/17/2015	—	—	—	—
	—	—	303,450 (Tranche C)	$1.43	10/17/2015	—	—	—	—
Thomas A.	—	18,900	—	$13.02	11/30/2017	21,000	$273,420	—	—
Williams	33,600 (Tranche A)	134,400 (Tranche A)	—	$1.43	10/30/2016	—	—	—	—
			84,000 (Tranche B)	$1.43	10/30/2016	—	—	—	—
			84,000 (Tranche C)	$1.43	10/30/2016	—	—	—	—
Robert G.	—	18,900	—	$13.02	11/30/2017	—	—	—	—
Rooney	63,000 (Tranche A)	94,500 (Tranche A)	—	$1.43	10/17/2015	—	—	—	—
	—	—	78,750 (Tranche B)	$1.43	10/17/2015	—	—	—	—
	—	—	78,750 (Tranche C)	$1.43	10/17/2015	—	—	—	—
Steven E.	—	18,900	—	$13.02	11/30/2017	—	—	—	—
Upshaw	20,135 (Tranche A)	30,202 (Tranche A)	—	$1.43	10/17/2015	—	—	—	—
	—	—	25,168 (Tranche B)	$1.43	10/17/2015	—	—	—	—
	—	—	25,168 (Tranche C)	$1.43	10/17/2015	—	—	—	—
	6,300 (Tranche A)	9,450 (Tranche A)	—	$1.43	11/16/2015	—	—	—	—
	—	—	7,875 (Tranche B)	$1.43	11/16/2015	—	—	—	—
	—	—	7,875 (Tranche C)	$1.43	11/16/2015	—	—	—	—
	5,250 (Tranche A)	21,000 (Tranche A)	—	$1.43	10/16/2016	—	—	—	—
	—	—	13,125 (Tranche B)	$1.43	10/16/2016	—	—	—	—
	—	—	13,125 (Tranche C)	$1.43	10/16/2016	—	—	—	—
Todd H.	—	18,900	—	$13.02	11/30/2017	—	—	—	—
Siegel	52,265 (Tranche A)	78,397 (Tranche A)	—	$1.43	10/17/2015	—	—	—	—
	—	—	65,331 (Tranche B)	$1.43	10/17/2015	—	—	—	—
	—	—	65,331 (Tranche C)	$1.43	10/17/2015	—	—	—	—

(1)	All Tranche A, Tranche B and Tranche C options identified in this table are options to purchase shares of Holdings’ common stock under Holdings’ 2005 Stock Incentive Plan. Except for the options granted to Mr. Upshaw on November 16, 2005 and October 16, 2006, and the options granted to Mr. Williams on October 30, 2006, all options granted to the named executive officers under Holdings’ 2005 Stock Incentive Plan were granted on October 17, 2005. Vested options will expire earlier than the date indicated in column (f) if the executive terminates his relationship with us prior to the expiration date.

(2)	Twenty percent of the Tranche A options vest and become exercisable on each of the first five anniversaries of the grant date. In the event of a sale of Holdings, any unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon the executive’s termination by us without cause, by the executive for good reason or as a result of the executive’s death or disability.

The Tranche B options vest on the eighth anniversary of the grant date, or, if earlier, the date on which a 20% or greater investor internal rate of return is realized.

The Tranche C options vest on the eighth anniversary of the grant date or, if earlier, the date on which a 30% or greater investor internal rate of return is realized.

Options not designated as either Tranche A, Tranche B or Tranche C are scheduled to vest with respect to 25% of the shares subject to such option on each of the first four anniversary dates of the November 30, 2007 grant date.

(3)	On January 30, 2007, the Committee reduced the exercise price of all Tranche A, Tranche B and Tranche C options from $10.00 per share to $3.00 per share as an equitable adjustment required by the 2005 Stock Incentive Plan in connection with the extraordinary dividends on Holdings’ common stock paid on January 31, 2007, which was further adjusted for our stock split to $1.43 per share. Options granted after January 30, 2007 were unaffected.
(4)	Mr. Lipman’s Tranche A options vest as described in footnote (2) but are subject to the further requirement that upon termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, the options will vest as if he continued to be employed by us until the second anniversary of the date of such termination, but only to the extent Mr. Lipman complies with certain contractual restrictive covenants.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the exercise of stock options, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, by each of our named executive officers during the fiscal year ended December 31, 2007.

	Option awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Numbers of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Nathaniel J. Lipman			105,000	503,500
Thomas A. Williams
Robert G. Rooney
Steven E. Upshaw
Todd H. Siegel

(1)	The Committee accelerated the vesting of Mr. Lipman’s 105,000 restricted shares (adjusted for Holdings’ stock split) on April 2, 2007 in recognition of Mr. Lipman’s increased responsibilities and extraordinary efforts. These shares were scheduled to vest on the fifth anniversary of the consummation of the Cendant transaction.

NONQUALIFIED DEFERRED COMPENSATION

Pursuant to our Deferred Compensation Plan, certain executives, including our named executive officers, may defer up to 50% of their base salaries and/or up to 100% of their compensation earned under our annual incentive plan. Deferral elections are generally made by eligible executives in November of each year for amounts to be earned by such executives in the following year.

Participating executives may select any combination of the deemed investment options offered by the plan. Participating executives’ accounts are notionally credited with earnings or losses based on the earnings or losses of their selected investment vehicles.

The plan provides that benefits under the plan will be paid to a participating executive upon the first to occur of the following events: (1) the executive’s retirement, disability, death or other separation from service, (2) a change in control of us or any other participating subsidiary of ours that employs the executive, and (3) June 1st of the scheduled payment year (which must be at least 3 years following the date on which the deferral is made) selected by the executive at the time of deferral. In addition to the foregoing distribution events, the plan’s administrator can permit an early distribution of part or all of any amounts deferred by a participating executive under the plan if the plan’s administrator determines that such executive or such executive’s spouse or dependent has experienced a severe, unforeseeable financial hardship arising as a result of events beyond the executive’s control.

If a participating executive is entitled to receive a benefit payment under the plan due to retirement, disability, or other separation from service by the executive (other than death), this benefit payment will become payable as soon as administratively feasible, but no later than 60 days, following the applicable distribution event (or to the extent required to comply with Code Section 409A of the Internal Revenue Code of 1986, as amended, six full calendar months after such event). If a benefit payment becomes payable because of the participating executive’s death, a change of control (as described above), or pursuant to a scheduled payment date, it will be paid as soon as administratively feasible, but no later than 60 days, after the applicable distribution event. In general, benefits can be paid either in a lump sum payment or in annual installments, or a combination thereof, depending on the participating executive’s election made at the time of deferral and the nature of the specific distribution event.

The following table summarizes the contributions, balances, earnings and distributions of and with respect to non-qualified deferred compensation for each of our named executive officers for the fiscal year ended December 31, 2007.

Name	Executive Contributions in 2007 ($)(1)	Registrant Contributions in 2007 ($)	Aggregate Earnings in 2007 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/07 ($)
Nathaniel J. Lipman	98,996		4,601		103,597
Thomas A. Williams
Robert G. Rooney	100,000		3,286		103,286
Steven E. Upshaw
Todd H. Siegel

(1)	This column reflects amounts of the 2006 bonuses of Messrs. Lipman and Rooney that would have otherwise been paid to them in 2007 but which they elected to defer under our Deferred Compensation Plan and earnings on such deferrals during 2007. Messrs. Lipman and Rooney also each elected to defer $100,000 of their 2007 bonuses (to be paid to them in 2008). This deferral will be reflected in this table for 2008 fiscal year.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.

Payments Made Upon Termination, Generally

Regardless of the manner in which a named executive officer’s employment terminates, he or she is entitled to receive amounts earned during his or her term of employment. Such amounts include:

•	non-equity incentive compensation earned during the fiscal year of termination; and

•	amounts earned and contributed under our Employee Savings Plan and Deferred Compensation Plan.

Payments Made Upon Retirement

In the event of the retirement of a named executive officer, in addition to the items identified above he or she will continue to be able to exercise vested options granted under Holdings’ 2005 Stock Incentive Plan and 2007 Stock Award Plan for ninety (90) days following termination of employment.

Payments Made Upon Termination due to Death or Disability

In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Termination, Generally” and “Payments Made Upon Retirement” above, the named executive officer will receive benefits under our disability plan or payments under our life insurance plan, as applicable.

The tables below reflect that Messrs. Lipman, Rooney, Siegel, and Williams would have been entitled under their respective employment agreements to a lump sum payment equal to 100% of the respective executive’s base salary upon the executive’s termination of employment on account of his death or disability. It is expected that Mr. Upshaw’s new agreement, once executed, will also contain this benefit.

Payments Made Upon Termination “Without Cause” or Termination for “Good Reason”

Pursuant to the executives’ employment agreements, if an executive’s employment is terminated “without cause,” or if the executive terminates his employment in certain circumstances defined in the agreement that constitute “good reason,” or the executive’s employment is terminated by us for cause or by reason of death or disability, the named executive officers will receive the benefits set forth under the heading “Payments Made Upon Termination, Generally” and in the following tables.

The named executive officers are only entitled to receive severance payments so long as they comply with their restrictive covenants regarding non-disclosure of confidential information, non-solicitation of employees, non-competition, and proprietary rights, each during and for specified periods after employment.

Nathaniel J. Lipman

In the event Mr. Lipman’s employment is terminated by us without “cause” (including as a result of our nonrenewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs, provided he is employed on the last day of the prior fiscal year, as well as the payment in eight quarterly installments commencing on the date of termination of an amount equal to 200% of the aggregate amount of his annual base salary and target bonus. If Mr. Lipman’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Lipman violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Lipman’s employment on December 31, 2007 under the circumstances described above (which payments do not reflect Mr. Lipman’s fiscal year 2008 annual target bonus of 150% of his annual base salary):

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$1,462,500	$1,462,500	X	X	X
Cash Severance	X	X	X	$1,170,000	$1,170,000	$585,000	$585,000	X
Long-Term Incentive Compensation:
Stock Options(1)	X	X	X	X	X	X	X
Benefits & Perquisites:								X
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Lipman’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Lipman’s options in connection with such a sale is impossible to calculate. Mr. Lipman’s option agreement also provides that upon his termination of employment by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, his options will vest as if he continued to be employed by us until the second anniversary of his termination date, subject to his compliance with certain restrictive covenants. The value of the acceleration of vesting of Mr. Lipman’s options in connection with any such termination is impossible to calculate.

Thomas A. Williams

In the event Mr. Williams’ employment is terminated by us without “cause” (including as a result of our non-renewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs, provided he is employed on the last day of the prior fiscal year, as well as the payment in six quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Williams’ employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Williams violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Williams’ employment on December 31, 2007.

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$350,000	$350,000	X	X	X
Cash Severance	X	X	X	$350,000	$350,000	$350,000	$350,000	X
Long-Term Incentive Compensation:
Stock Options(1)	X	X	X	X	X	X	X	X
Restricted Stock(2)	X	X	X	X	X	X	X	$273,420
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 30, 2006, in the event of a sale of Holdings, all of Mr. Williams’ unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Williams for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Williams’ options in connection with such a sale is impossible to calculate.
(2)	Pursuant to the terms of his restricted stock agreement dated November 8, 2006, in the event of a sale of Holdings, all of Mr. Williams’ unvested restricted shares will vest. The value of this accelerated vesting has been calculated by multiplying the 21,000 restricted shares by $13.02, which we believe to be the fair market value of a share of our common stock on December 31, 2007.

Robert G. Rooney

In the event Mr. Rooney’s employment is terminated by us without “cause” (including as a result of the non-renewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs, provided he is employed on the last day of the prior fiscal year, as well as the payment in six quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Rooney’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Rooney violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Rooney’s employment on December 31, 2007:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$334,750	$334,750	X	X	X
Cash Severance	X	X	X	$334,750	$334,750	$334,750	$334,750	X
Long-Term Incentive Compensation:
Stock Options(1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Rooney’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Rooney for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Rooney’s options in connection with such a sale is impossible to calculate.

Steven E. Upshaw

If Mr. Upshaw (i) wishes to repatriate to the United States to work for us, and is unable to secure a position with us of equal responsibility and base compensation, then he will have suffered a “constructive discharge,” (ii) has not indicated his intent to repatriate but has good reason to terminate his employment, or (iii) is terminated without cause, he will be entitled to receive a lump sum payment equal to one and one-half times his annual base salary and a pro-rata portion of his bonus target. Mr. Upshaw is not entitled to any type of severance payment in the event we timely exercised our right not to renew his employment agreement or he voluntarily terminates without good reason.

The following table shows the potential payments upon termination of Mr. Upshaw’s employment on December 31, 2007 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$310,000	$310,000	X	X	X
Cash Severance	X	X	X	$420,000	$420,000	X	X	X
Long-Term Incentive Compensation:
Stock Options(1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Upshaw’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Upshaw for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Upshaw’s options in connection with such a sale is impossible to calculate.

Todd H. Siegel

In the event Mr. Siegel’s employment is terminated by us without “cause” (including as a result of our non-renewal of the agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of the new employment agreement (which are the same as the severance provisions under the prior agreement, except that the new agreement provides that upon the expiration of the employment term due to our non-renewal of that agreement, Mr. Siegel will be treated for purposes of that agreement only as terminated by us without cause) to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs, provided he is employed on the last day of the prior fiscal year, as well as the payment in six quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Siegel’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Siegel violates any of the restrictive covenants he will have no further right to receive any severance payments. Under his employment agreement in effect prior to the closing date of this offering, Mr. Siegel was not entitled to any type of severance payment in the event we timely exercised our right not to renew his employment agreement.

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2007 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$275,000	$275,000	X	X	X
Cash Severance	X	X	X	$275,500	$275,500	$275,000	$275,000	X
Long-Term Incentive Compensation:
Stock Options(1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Siegel’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Siegel for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Siegel’s options in connection with such a sale is impossible to calculate.

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill-level required by the members of our board of directors. The members of our board of directors also serve on the board of directors of Holdings for no additional compensation.

Director Compensation

Our non-employee directors receive annual compensation in the amount of $45,000 payable in equal quarterly installments, plus $2,000 for each regular or special meeting of our board of directors or board committee that they attend in person, plus an additional $1,000 for each regular or special meeting of our board of directors or board committee that they attend by teleconference. In addition, Mr. Kenneth Vecchione receives $15,000 for serving as the chairman of the audit committee of the board of directors and Mr. Robert B. Hedges, Jr., Mr. Rich Srednicki and Mr. Peter Currie each receive $7,500 for serving on the audit committee of the board of directors. Our directors are also eligible to participate in the 2007 Stock Award Plan. Directors who are our employees receive no compensation for their service as directors.

On November 30, 2007, Holdings’ board of directors awarded Mr. Srednicki a fully vested, non-qualified stock option under Holdings’ 2007 Stock Award Plan to purchase 21,000 shares of Holdings common stock at a per share exercise price equal to $13.02. Effective as of December 31, 2007, Holdings awarded Mr. Currie a fully vested, non-qualified stock option under Holdings’ 2007 Stock Award Plan to purchase 21,000 shares of Holdings common stock at a per share exercise price equal to $13.02.

Director Summary Compensation Table

The table below summarizes the compensation paid by us and earned or accrued by non-employee directors for the fiscal year ended December 31, 2007.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Marc E. Becker	$52,000	$0	$0	$0	$37,500	$89,500
Robert B. Hedges, Jr.	$66,500	$0	$0	$0	$46,875	$113,375
Matthew H. Nord	$58,000	$0	$0	$0	$37,500	$95,500
Stan Parker	$52,000	$0	$0	$0	$37,500	$89,500
Eric L. Press	$51,000	$0	$0	$0	$37,500	$88,500
Joseph W. Saunders	$24,500	$0	$0	$0	$37,500	$62,000
Kenneth Vecchione	$75,000	$0	$0	$0	$56,250	$131,250
Eric Zinterhofer	$52,000	$0	$0	$0	$37,500	$89,500
Rich Srednicki	$18,125	$0	$141,540	$0	$0	$159,665
Peter Currie	$0	$0	$141,540	$0	$0	$141,540

(1)	Mr. Lipman, our Chairman of the Board, President and Chief Executive Officer, is not included in this table as he is our employee and thus receives no compensation for his services as a director (except as described above). The compensation received by Mr. Lipman as our employee is shown in the Summary Compensation Table.
(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FASB Statement 123(R). As of December 31, 2007, each director had the following number of options outstanding (as adjusted for our stock split), all of which were fully vested when granted: Marc E. Becker, 31,500; Stan Parker, 31,500; Eric L. Press, 31,500; Eric Zinterhofer, 31,500; Matthew H. Nord, 31,500; Kenneth Vecchione, 47,250; Robert B. Hedges, Jr., 39,375; Rich Srednicki, 21,000; and Peter Currie, 21,000. Because all of the options were fully vested on the date of grant, the amounts set forth in this column (d) also reflect the FASB Statement 123(R) grant date value of the options granted in 2007. The FASB 123(R) grant date values for options of our directors, other than Messrs. Srednicki and Currie were reported fully in the Director Summary Compensation table in our 2006 Form 10-K because those options were fully vested upon grant.
(3)	For 2007, amounts shown in column (f) are the special payments made as part of the adjustment to outstanding options in connection with dividends paid by Holdings in 2007.

Compensation Committee Interlocks and Insider Participation.

During 2007, the members of our compensation committee consisted of Messrs. Becker and Press, both of whom are principals and stockholders of Apollo, our controlling stockholder. Neither director has ever been one of our officers or employees. During 2007 neither director had any relationship that requires disclosure in this Report as a transaction with a related person. During 2007, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on such board of directors, none of our executive officers served as a director of another entity, one of whose executive officers served on such board of directors, and none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Holdings owns 100% of our capital stock.

The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of February 26, 2008 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of the Board of Directors of Holdings and (iv) all of our executive officers and members of the Board of Directors of Holdings as a group.

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

Cendant holds a warrant to purchase up to 7.5% of the common stock of Holdings, subject to customary anti-dilution adjustments. The warrant will be exercisable on or after the October 17, 2009 (or earlier, if Apollo achieves certain returns on its investment). On February 26, 2008, the exercise price of the warrant was $21.80, which reflects an adjustment, made to the exercise price as a result of the dividends and distributions made on Holdings’ common stock.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Apollo Management V, L.P.(a)	57,750,000	96.8%
Nathaniel J. Lipman(b)	767,760	1.3%
Thomas A. Williams(c)	107,100	*
Robert G. Rooney(d)	273,000	*
Todd H. Siegel(e)	205,985	*
Steven E. Upshaw(f)	90,905	*
Marc E. Becker(g)(h)	31,500	*
Robert B. Hedges, Jr.(i)	39,375	*
Matthew H. Nord(g)(h)	31,500	*
Stan Parker(g)(h)	31,500	*
Eric L. Press(g)(h)	31,500	*
Kenneth Vecchione(g)(j)	47,250	*

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Eric Zinterhofer(g)(h)	31,500	*
Rich Srednicki(k)	21,000	*
Peter Currie(k)	21,000	*
Directors and executive officers as a group (16 persons)(m)	1,883,721	3.1%

*	Less than one percent.
(a)	Represents 57,750,000 shares of common stock owned of record by Affinion Group Holdings, LLC, whose beneficial owners are Apollo Investment Fund V, L.P. and Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V(A), L.P., Apollo Netherlands Partners V(B), L.P. and Apollo German Partners V GmbH & Co. KG (collectively, the “Overseas Funds” and, together with Apollo Investment Fund V, L.P., the “Apollo Funds”) and 2,773,231 shares of common stock issuable upon exercise of warrants owned of record by Apollo Investment Fund V, L.P. and Affinion Group Holdings B, LLC, whose beneficial owners are the Overseas Funds. Apollo Advisors V, L.P. (“Advisors V”) is the general partner or managing general partner of each of the Apollo Funds. Apollo Capital Management V, Inc. (“ACM V”) is the general partner of Advisors V. Apollo Management V, L.P. (“Apollo Management”) serves as the day-to-day manager of each of the Apollo Funds. AIF V Management, LLC (“AIF V LLC”) is the general partner of Management V and Apollo Management, L.P., is the sole member and manager of AIF V LLC. Each of Advisors V, ACM V, Management V, AIF V LLC and Apollo Management disclaim beneficial ownership of all shares of common stock owned by the Apollo Funds. The address of the Apollo Funds, Advisors V and ACM V is c/o Apollo Advisors V, L.P., Two Manhattanville Road, Suite 203, Purchase, New York 10577. The address of Management V, AIF V LLC and Apollo Management is c/o Apollo Management, L.P., 9 West 57th St., New York, New York 10019.

Leon Black, Joshua Harris and Marc Rowan effectively have the power to exercise voting and investment control over ACM V and Apollo Management with respect to the shares held by the Apollo Funds. Each of Messrs. Black, Harris and Rowan disclaim beneficial ownership of such shares.

(b)	Includes 242,760 shares of common stock issuable upon the exercise of Tranche A options that are currently exercisable or exercisable within 60 days. Does not include 971,040 shares of common stock issuable upon exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting. Does not include 31,500 shares of common stock issuable upon exercise of options granted under the 2007 Stock Award Plan.
(c)	Includes 21,000 shares of restricted stock. Includes 33,600 shares of common stock issuable upon the exercise of Tranche A options that are currently exercisable. Does not include 302,400 shares of common stock issuable upon exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting. Does not include 18,900 shares of common stock issuable upon exercise of options granted under the 2007 Stock Award Plan.
(d)	Includes 63,000 shares of common stock issuable upon the exercise of Tranche A options that are currently exercisable or exercisable within 60 days. Does not include 252,000 shares of common stock issuable upon exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting. Does not include 18,900 shares of common stock issuable upon exercise of options granted under the 2007 Stock Award Plan.
(e)	Includes 52,265 shares of common stock issuable upon the exercise of Tranche A options that are currently exercisable or exercisable within 60 days. Does not include 209,059 shares of common stock issuable upon exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting. Does not include 18,900 shares of common stock issuable upon exercise of options granted under the 2007 Stock Award Plan.
(f)	Includes 31,685 shares of common stock issuable upon the exercise of Tranche A options that are currently exercisable or exercisable within 60 days. Does not include 152,988 shares of common stock issuable upon exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting. Does not include 18,900 shares of common stock issuable upon exercise of options granted under the 2007 Stock Award Plan.
(g)	Messrs. Becker, Parker, Press, Vecchione, Zinterhofer and Nord are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Parker, Press, Vecchione, Zinterhofer and Nord may be deemed to be the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.
(h)	Consists of 31,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(i)	Consists of 39,375 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(j)	Consists of 47,250 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(k)	Consists of 21,000 shares of common stock issuable upon the exercise of options which are currently exercisable.
(m)	Includes 751,821 shares of common stock issuable upon the exercise of Tranche A options that are currently exercisable or exercisable within 60 days and 21,000 shares of restricted stock. Does not include 2,072,783 shares of common stock issuable upon exercise of Tranche A, Tranche B and Tranche C options that remain subject to vesting. Does not include 134,200 shares of common stock issuable upon exercise of options granted under the 2007 Stock Award Plan.

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Transactions on October 17, 2005, Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”) and the Plan was approved by the stockholders of Holdings. The Plan authorizes the board of directors of Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Holdings common stock to directors and employees of, and consultants to, Holdings and its subsidiaries, including us.

On November 7, 2007, the board of directors of Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”), under which our employees, directors and other service providers are eligible to receive awards of Holdings common stock. Holdings’ board of directors authorized 10,000,000 shares of Holdings common stock for grants of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, and/or performance compensation awards under the 2007 Plan. Cash bonus awards may also be granted under the 2007 Plan. The 2007 Plan has a term of ten years and no further awards may be granted under the 2007 Plan after November 7, 2017.

For additional discussion of our equity compensation, including the 2005 Plan and the 2007 Plan, see Note 16 to our audited consolidated and combined financial statements included elsewhere herein.

The table below summarizes the equity issuances under the 2005 Plan and the 2007 Plan as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	4,571,049	$4.70	218,001
Equity compensation plans not approved by security holders	683,580	$13.02	9,316,420
Total	5,254,629	$5.78	9,534,421

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Acquisition

Purchase Agreement

Overview. On July 26, 2005, we, along with our parent company, Holdings, entered into a purchase agreement with Cendant. Pursuant to the purchase agreement, on October 17, 2005, we purchased from Cendant all of the equity interests of AGLLC, and all of the share capital of AIH. The aggregate purchase price paid to Cendant was approximately $1.8 billion (consisting of cash and newly issued preferred stock of Holdings and after giving effect to certain fixed adjustments), subject to further adjustments as provided in the purchase agreement. In addition, Cendant received a warrant to purchase up to 7.5% of the common stock of Holdings.

As a result of the Acquisition, Holdings owns 100% of our total capital stock. At such time, with respect to the capital stock of Holdings, (i) approximately 97% of its common stock then outstanding was owned by Affinion Group Holdings, LLC, a Delaware limited liability company (“Parent LLC”) and an affiliate of Apollo Management V, L.P. (“Apollo”), (ii) approximately 3% of its common stock was owned by the management stockholders and (iii) 100% of its preferred stock was owned by Cendant. On January 31, 2007, Holdings redeemed 76% of the outstanding preferred stock for an aggregate redemption price of $106.0 million.

Indemnification. Cendant has agreed to indemnify us, Holdings and each of our and Holdings’ affiliates, and each of our and Holdings’ respective directors and officers, collectively, the indemnified parties, for breaches of representations, warranties and covenants made by Cendant, as well as for other specified matters, certain of which are described below. Holdings and we have agreed to indemnify Cendant, its affiliates and each of their respective directors and officers for breaches of representations, warranties and covenants made by each of us, as well as for certain other specified matters. Generally, all parties’ indemnification obligations with respect to breaches of representations and warranties (except with respect to the matters described below) (i) are subject to a $100,000 occurrence threshold, (ii) are not effective until the aggregate amount of losses suffered by the indemnified party exceeds $15.0 million (and then only for the amount of losses exceeding $15.0 million) and (iii) are limited to $275.1 million of recovery. Generally, subject to certain exceptions of greater duration, the parties’ indemnification obligations with respect to representations and warranties expired on April 15, 2007 with indemnification obligations related to covenants surviving until the applicable covenant has been fully performed.

In connection with the purchase agreement, Cendant agreed to specific indemnification obligations with respect to the matters described below.

As publicly announced, as part of a plan to split into four independent companies, Cendant has (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a publicly traded company which owns the vehicle rental business (“Avis/Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company and Holdings in connection with the Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default.

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

Cendant, Holdings and we have agreed that losses up to $15.0 million incurred with respect to these matters will be borne solely by us and losses in excess of $15.0 million will be shared by the parties in accordance with agreed upon allocations. We have the right at all times to control litigation related to shared losses and Cendant has consultation rights with respect to such litigation.

Other Litigation. Cendant has agreed to indemnify us for specified amounts with respect to losses incurred in connection with the 2001 Class Action. Until September 30, 2006, Cendant had the right to control and settle this litigation, subject to certain consultation and other specified limitations. Since September 30, 2006, we have the right to control and settle this litigation, subject to certain consultation and other specified limitations.

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

Covenant Not to Compete. Cendant has agreed, subject to certain exceptions, not to compete with us for a seven-year period after the closing of the Transactions in the business of providing affinity-based membership programs, affinity-based insurance programs or benefit packages as enhancements to financial institution or customer accounts, in each case, on a fee or commission basis. We have agreed, subject to certain exceptions, not to compete with Cendant for a five-year period in the non-membership based, direct to consumer online travel distribution business in a manner which utilizes any content or booking or packaging engine of Cendant or its subsidiaries made available by Cendant or its subsidiaries to us and that is competitive to Cendant’s online travel businesses.

Non-Solicitation. Cendant has agreed, subject to certain exceptions, not to solicit any employee of ours, AGLLC, AIH or their respective subsidiaries for a period of three years after the closing of the Transactions.

Ancillary Agreements to the Purchase Agreement

In addition to the purchase agreement described above, we and Holdings entered into the following agreements with Apollo, management and Cendant:

Consulting Agreement

On October 17, 2005, Apollo entered into a consulting agreement with us for the provision of certain structuring and advisory services, pursuant to which we paid Apollo a fee of $20.0 million for services rendered in connection with the Transactions and reimbursed Apollo for certain expenses incurred in rendering those services.

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

In addition, we may engage Apollo to provide certain services if we engage in any merger, acquisition or similar transaction. If we engage another party to provide these services, we may be required to pay Apollo a transaction fee. We will also agree to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

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

The rights and obligations of Parent LLC under the agreement will terminate upon the occurrence of any of the following transactions in which Parent LLC ceases to own more than 50% of Holdings’ equity interest: (1) the sale or transfer of all or substantially all of Holdings’ assets to a person or a group of persons acting in concert, (2) the sale, issuance or transfer (in one or a series of related transactions) of a majority of Holdings’ outstanding capital stock, to one person or a group of persons acting in concert, or (3) the merger or consolidation of Holdings with or into another person that is not Holdings’ subsidiary.

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

In addition, the agreement gives come-along rights and a right of first refusal to Parent LLC with respect to stock of Holdings held by Cendant. The securityholder rights agreement also contains customary restrictions on the transfer of Holdings’ stock by Cendant, including restrictions on transfers to competitors of Holdings and its affiliates. Finally, the agreement requires Parent LLC to purchase the preferred stock of Holdings held by Cendant in the event that Holdings is unable to meet certain redemption obligations with respect to that stock. The agreement will terminate automatically upon (1) Holdings’ dissolution or (2) when Cendant ceases to hold any warrants, shares issuable or issued upon exercise of the warrants or shares of preferred stock.

Management Investor Rights Agreement

On October 17, 2005, Holdings entered into a Management Investor Rights Agreement with Parent LLC and certain holders of securities of Holdings, including certain members of management. The agreement governs certain aspects of Holdings’ relationship with its securityholders. The agreement, among other things:

•

allows securityholders to join, and grants Parent LLC the right to require securityholders to join, in certain sales or transfers of shares of Holdings’ common stock to any third party prior to a qualified public offering of its common stock, following which (when aggregated with all prior such sales or transfers), Parent LLC shall have disposed of at least 10% of the number of shares of Holdings’ common stock that Parent LLC owned as of the original issue date of such shares to Parent LLC;

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

•

allows Holdings and Parent LLC to repurchase, subject to applicable laws, all or any portion of Holdings’ common stock held by directors, employees, and consultants of Holdings upon the termination of their employment with Holdings or its subsidiaries or their bankruptcy or insolvency; and

•

obligates the securityholders to abide by restrictive covenants regarding non-solicitation (during and for three years after employment), non-competition (during and for two years after employment), and use of confidential information and proprietary rights (in perpetuity).

The agreement will terminate upon the earliest to occur of the dissolution of Holdings, the occurrence of any event that reduces the number of securityholders to one, and the consummation of a control disposition in which there is a transfer to a person or group a number of shares of Holdings’ common stock having the power to elect a majority of its board of directors.

Cendant Patent License Agreements

We agreed to grant to Cendant a non-exclusive license to the Netcentives patents (the portfolio of patents relating to online award redemption programs) through December 31, 2006, that included the exclusive right to enforce the patents against third parties within the field of (i) online sales, marketing and distribution of travel services and products, and (ii) servicing certain airlines. Cendant agreed to pay us a royalty for the exclusive right, in the aggregate amount of $11.25 million, which was payable in quarterly installments of $2.25 million, on each of November 15, 2005, and February 15, May 15, August 15 and November 15, 2006. We retained the right to grant a non-exclusive license to Maritz for the purpose of resolving the outstanding litigation with that company. We also agreed to grant a royalty free, non-exclusive license to Cendant to certain other patents for use in Cendant’s and its affiliates’ businesses for the duration of such patents. Cendant agreed to issue to us a royalty free, non-exclusive license to certain other patents for use in our and our subsidiaries’ business for the duration of such patents. Cendant also agreed to issue a royalty free, non-exclusive license to certain retained patents to the extent that it was owned by Cendant and used by us within the six-month period before the effective date of the purchase agreement.

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

Master Transition Services Agreement

On October 17, 2005, we entered into a master transition services agreement with Cendant Operations, Inc., a wholly-owned subsidiary of Cendant (“Cendant Operations”), and Cendant Europe Limited (“CD Europe,” collectively the “Cendant Parties”), pursuant to which the Cendant Parties provide certain services to us for different periods of time generally not exceeding two years from the closing of the Transactions. These services include Hyperion/financial services, treasury function services, information technology and telecommunication services, including help desk services. Some of the services are currently being provided by third-party vendors, who have agreed to continue to provide such services for the duration of the transition. The expense for such services was $3.0 million and $1.2 million for the years ended December 31, 2006 and 2007, respectively.

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

Intercompany Agreements

General. AGLLC, Affinion International and their respective subsidiaries historically have had arrangements with Cendant and/or certain of its direct and indirect subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operational support (including travel agency support and software licensing), shared facilities and profit-sharing arrangements related to the marketing of certain insurance programs. On October 17, 2005, these arrangements were terminated and we have subsequently entered into new agreements with Cendant and/or certain subsidiaries that require the parties to provide services similar to those provided prior to the Transactions. See Note 19 to our consolidated and combined financial statements included elsewhere herein.

Marketing Agreements. On October 17, 2005, we entered into agreements relating to the marketing of AGLLC’s membership programs with Cendant and/or its subsidiaries, including Budget Rent A Car System, Inc., Travel Link Group, Inc., Cendant Hotel Group, Inc., Trip Network, Inc., Orbitz, LLC and Resort Condominiums International, LLC. These agreements permit us to solicit customers of these parties for our membership programs through various direct marketing methods, which may include mail, telemarketing and online solicitation methods. These agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. These agreements expire on December 31, 2010 (subject to automatic one-year renewal periods) and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months’ prior written notice to us. One of the agreements is also terminable by either party upon 90 days’ prior written notice to us. They are also terminable if the parties fail to agree on certain creative materials to be used in connection therewith. The payment terms of each marketing agreement differ, but generally involve the payment by us of either a fee for each call transferred under such marketing agreement, a bounty for each user that enrolls as a member of a membership program or a percentage of net membership revenues. The expense for such services was $12.7 million and $12.0 million for the years ended December 31, 2006 and 2007, respectively.

Other than non-material arrangements, these agreements provide that if a Cendant-party elects to terminate an agreement or an agreement terminates as a result of the parties’ inability to agree on creative materials prior to December 31, 2010, then the applicable Cendant-party is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing arrangement been in effect until December 31, 2010. The termination fee will be paid as follows: the applicable Cendant-party will be required to pay the equivalent of twenty-four quarterly installment payments, which termination fee will be payable for each quarter occurring after the applicable termination date and prior to the end of calendar year 2010. In June 2007, Orbitz, LLC notified us that it would terminate certain of its marketing agreements with us effective December 31, 2007. Pursuant to the marketing agreement, Orbitz will be required to pay us a termination fee on the terms described above.

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

Loyalty Agreements. On October 17, 2005, certain of our subsidiaries entered into agreements with Cendant and its subsidiaries relating to Cendant’s loyalty and rewards programs to provide services to the following Cendant parties: Cendant, Travel Rewards, Inc., Resort Condominiums International, LLC, Avis Rent A Car System, Inc. and Cendant Operations, Inc. Each of the loyalty and rewards agreements expire on December 31, 2009, subject to automatic one-year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice. The agreement with Avis Rent A Car System, however, allows Avis to terminate upon ninety days’ prior written notice if Avis chooses to discontinue the Avis Club Red Travel Agent Loyalty Program.

The Cendant-party is generally charged one or more of the following fees relating to these services: an initial fee to implement a particular loyalty program; a management/administration fee; a redemption fee related to redeemed rewards and a booking fee related to bookings by loyalty program members. The revenue for such services was $11.4 million and $12.2 million for the years ended December 31, 2006 and 2007, respectively.

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

Platform Service Agreement. On October 17, 2005, we entered into a platform service agreement with Travel Distribution Services Group, Inc. (“TDS”), under which through June 30, 2007, TDS reimbursed us for each travel booking fee placed utilizing a third party’s travel service platform in excess of a specified threshold, plus reimbursed us for platform license fees paid to the third party in excess of a specified threshold. In addition, we have the option to use the to-be-developed Orbitz travel membership club platform, if and when developed by TDS, to obtain services related to such platform for our travel membership clubs, by paying TDS a fee per itinerary. The agreement expired on December 31, 2007. The expense reimbursement for such services was $0.8 million and $0.4 million for the years ended December 31, 2006 and 2007, respectively.

We entered into a fulfillment and supplier relations services agreement with TDS, to use the TDS travel agent tool for booking multiple packages such as airfare and hotel. Pursuant to this agreement, we pay TDS a flat fee each year during the term of the agreement and we earn referral fees based on the number of travel related segments booked. The agreement will expire on December 31, 2010. The revenue for such services was $0.2 million and $0.5 million for the years ended December 31, 2006 and 2007, respectively. The expense related to the agreement was $2.0 million and $2.2 million for the years ended December 31, 2006 and 2007, respectively.

GDS Agreement. On October 17, 2005, our subsidiary, Travelers Advantage Services, Inc. (“TAS”) entered into an agreement, pursuant to which TAS agreed to exclusively use the GDS of Galileo, a subsidiary of Cendant, to make air, hotel or car rental bookings. Pursuant to this agreement, TAS will pay Galileo a flat fee that decreases in each year during the term of the agreement and Galileo will pay TAS a fee per travel booking. The agreement expires on December 31, 2011, subject to automatic one-year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The agreement was amended effective January 1, 2007 to eliminate the flat fee payable to Galileo and the fee per travel booking payable to the Company, and to add a fee per travel booking payable by the Company to Galileo. The revenue for such services was $2.6 million for the year ended December 31, 2006. There was no revenue for such services for the year ended December 31, 2007. The expense for such services was $3.5 million and $0.5 million for the years ended December 31, 2006 and 2007, respectively.

Other Operational Support Agreements. On October 17, 2005, certain of our subsidiaries entered into an agreement whereby they have agreed to identify Avis and Budget (each a subsidiary of Cendant) as the primary preferred providers of car rental services to their customers (subject to certain exceptions). Our subsidiaries receive commissions and royalty fees on certain qualifying rentals. The agreement expires on December 31, 2007, subject to automatic one-year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The revenue for such services was $1.8 million and $1.5 million for the years ended December 31, 2006 and 2007, respectively.

On October 17, 2005, Affinion International (formerly known as CIMS) entered into an agreement pursuant to which Affinion International will continue to use RCI Europe as its exclusive provider of travel services for the benefit of Affinion International’s members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI has a right of first refusal to offer travel services in other countries where Affinion International’s members are located. Affinion International will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement expires ten years from October 17, 2005, subject to either party’s right to terminate the agreement on or after the third anniversary of this date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expense for such services was $5.8 million and $5.2 million for the years ended December 31, 2006 and 2007, respectively.

Pursuant to that certain Asset Purchase Agreement, dated January 1, 2005, entered into by Cendant Travel Inc. (“CTI”) and our subsidiary, Travel Advantages Services, Inc. (“TAS”), CTI sold and transferred substantially all of the assets and liabilities of CTI to TAS. In connection with such agreement, TDS also entered into a Transition Services Agreement with us. On October 17, 2005, we entered into an Amended and Restated Transition Services Agreement, pursuant to which we will provide certain information technology related services to TDS and CTI until December 31, 2006. These services will be provided by us at cost. There was no revenue for the years ended December 31, 2006 and 2007.

Shared Facilities Agreements. On October 17, 2005, certain of our subsidiaries entered into agreements to continue cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the existing related inter-company arrangements. The revenue for such services was $1.7 million and $1.5 million for the years ended December 31, 2006 and 2007, respectively. The expense for such services was $0.8 million for the year ended December 31, 2006. There was no expense for such services for the year ended December 31, 2007.

Profit-Sharing Agreements. On October 17, 2005, we entered into agreements to continue our profit-sharing arrangements with Fairtide Insurance Limited, a subsidiary of Cendant. Affinion International and certain of our subsidiaries market certain insurance programs and Fairtide provides reinsurance for the related insurance policies which are provided by a third-party insurer. These agreements have been terminated effective November 1, 2007 and Fairtide Insurance Limited will have no further liability for any claims made under those insurance policies on or after November 1, 2007. The revenue for such services was $0.3 million and $0.2 million for the years ended December 31, 2006 and 2007, respectively.

Related Party Transactions Since January 1, 2006

Thomas A. Williams. Effective as of November 9, 2007, we entered into a new employment agreement with Mr. Williams pursuant to which he will continue to serve as an Executive Vice President and our Chief Financial Officer. The initial term of the new agreement is from November 9, 2007 through January 1, 2010. After the initial term, the new agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The new agreement reflects an annual base salary of $350,000, subject to annual review for potential increases. Mr. Williams is also eligible for an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Prior to entering into the employment agreement with Mr. Williams, the Company and Mr. Williams also entered into a consulting letter agreement dated as of October 30, 2006. Under the consulting agreement, Mr. Williams advised the Company on financial and investor relations matters, reporting directly to Mr. Lipman. Mr. Williams received $10,000 per month as compensation for his consulting services, plus reasonable expenses. The consulting agreement terminated on December 31, 2006. For a description of the employment agreement we entered into with Mr. Williams, see “Item 11. Executive Compensation—Employment Agreements.”

During 2006 Apollo acquired one of our vendors, SourceCorp Incorporated, that provides document and information services to us. The fees incurred for these services for the year ended December 31, 2007 was $0.9 million.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on NASDAQ and subject to such requirements, we would be entitled to rely on the controlled company exception contained in NASDAQ Marketplace Rule 4350 for exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee and Nominating and Corporate Governance Committee. Pursuant to NASDAQ Marketplace Rule 4350, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee and nominating committee of such company be comprised solely of independent directors. At February 26, 2008, Apollo Management V, L.P. has 97% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

For a discussion of the independence of members of our Audit Committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.”

Item 14.	Principal Accounting Fees and Services

The following table presents fees for audit and other services provided to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the years ended December 31, 2007 and 2006.

	For the Years Ended
	December 31, 2007	December 31, 2006
Audit Fees	$3,435,000	$3,534,000
Audit Related Fees(1)	216,000	—
Tax Fees(2)	142,000	405,000
All Other Fees	—	—

Total Fees	$3,793,000	$3,939,000

(1)	Audit-related services represent SAS 70 reports and related services.
(2)	Tax services for 2007 related primarily to advisory services in connection with VAT taxes. Tax services for 2006 related primarily to advisory services in connection with the Section 338(h)(10) election, franchise taxes, VAT taxes and other international tax matters.

All of Deloitte & Touche LLP’s fees for 2007 were pre-approved by our board of directors through formal engagement letters. The Board of Directors reviewed the 2007 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. Our Audit Committee was formed in December 2006. All of Deloitte & Touche LLP’s fees for 2007 were pre-approved by our Audit Committee through formal engagement letters. The Audit Committee reviewed the 2007 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. The Audit Committee’s policy is to pre-approve all services by the Company’s independent accountants. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by Deloitte & Touche to the Company. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Deloitte & Touche must be pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group, Inc., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets of the Company as of December 31, 2007 and 2006

•

Consolidated Statements of Operations of the Company for the years ended December 31, 2207 and 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statement of Operations of the Predecessor for the period from January 1, 2005 to October 16, 2005

•

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) of the Company for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statement of Changes in Combined Equity of the Predecessor for the period from January 1, 2005 to October 16, 2005

•

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statement of Cash Flows of the Predecessor for the period from January 1, 2005 to October 16, 2005

•	Notes to Consolidated and Combined Financial Statements

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference:

Exhibit No.	Description
2.1	Purchase Agreement, dated as of July 26, 2005, by and among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.), as amended by Amendment No. 1 thereto, dated as of October 17, 2005, among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.) (incorporated by reference to Exhibit No. 2.1 to Registration Statement on Form S-4, filed with the SEC on May 8, 2006, File No. 333-133895).

3.1	Amended and Restated Certificate of Incorporation of Affinion Group, Inc. filed in the State of Delaware on September 27, 2005 (incorporated by reference to Exhibit No. 3.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

3.2	By-laws of Affinion Group, Inc. (incorporated by reference to Exhibit No. 3.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.1	Indenture, dated as of October 17, 2005 governing the 10 1/8% Senior Notes due 2013, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.2*	Supplemental Indenture No.1, dated as of October 4, 2007, among CCAA Corporation, a Delaware corporation and an indirect subsidiary of Affinion Group, Inc., Affinion Group, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of October 17, 2005 governing the 10 1/8% Senior Notes due 2013.

4.3*	Supplemental Indenture No. 2, dated as of January 24, 2008 among Watchguard Registration Services, Inc., an Indiana corporation , Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of October 17, 2005 governing the 10 1/8% Senior Notes due 2013.

Exhibit No.	Description
4.4	Indenture, dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.5*	Supplemental Indenture No. 1, dated as of October 4, 2007, among CCAA Corporation, a Delaware corporation and an indirect subsidiary of Affinion Group, Inc., Affinion Group, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015.

4.6*	Supplemental Indenture No. 2, dated as of January 24, 2008 among Watchguard Registration Services, Inc., an Indiana corporation, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015.

4.7	Registration Rights Agreement, dated as of October 17, 2005, among Affinion Group, Inc., a Delaware corporation, Credit Suisse Securities First Boston LLC, Deutsche Bank Securities LLC, Banc of America Securities LLC, BNP Paribas Securities Corp and the guarantors listed on Schedule B attached thereto (incorporated by reference to Exhibit No. 4.3 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.8	Registration Rights Agreement, dated as of April 26, 2006, among Affinion Group, Inc., a Delaware corporation, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities LLC, Banc of America Securities LLC, BNP Paribas Securities Corp and the guarantors listed on Schedule B attached thereto (incorporated by reference to Exhibit No. 4.4 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.9	Registration Rights Agreement, dated as of May 3, 2006, among Affinion Group, Inc., a Delaware corporation, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities LLC, Banc of America Securities LLC, BNP Paribas Securities Corp and the guarantors listed on Schedule B attached thereto (incorporated by reference to Exhibit No. 4.5 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.10	Form of 10 1/8% Senior Note due 2013 (included in the Indenture filed as Exhibit 4.1 to this Registration Statement) (incorporated by reference to Exhibit No. 25.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.11	Form of 11 1/2% Senior Subordinated Note due 2015 (included in the Indenture filed as Exhibit 4.2 to this Registration Statement) (incorporated by reference to Exhibit No. 25.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.1	Credit Agreement, dated as of October 17, 2005, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, the Lenders from time to time party hereto, Credit Suisse, Cayman Islands Branch, as administrative agent for the Lenders, Deutsche Bank Securities Inc., as syndication agent and Bank of America, N.A. and BNP Paribas Securities Corp., as documentation agents (incorporated by reference to Exhibit No. 10.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.2	Amendment No. 1 to the Credit Agreement dated as of December 22, 2006 among Affinion Group Inc., the lenders and Credit Suisse, Cayman Island Branch (incorporated by reference to Exhibit No. 10.1 to Form 8-K filed with the SEC on January 9, 2007, File No. 333-133895).

10.3	Amendment No. 2 to the Credit Agreement, dated as of June 1, 2007, to the Credit Agreement (as amended from time to time), dated as of October 17, 2005, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, the Lenders from time to time party hereto, Credit Suisse, Cayman Islands Branch, as administrative agent for the Lenders, Deutsche Bank Securities Inc., as syndication agent and Bank of America, N.A. and BNP Paribas Securities Corp., as documentation agents (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 5, 2007, File No. 333-133895).

10.4	Guarantee and Collateral Agreement, dated and effective as of October 17, 2005, among Affinion Group Holdings, Inc., Affinion Group, Inc., each Subsidiary of the Borrower identified therein and Credit Suisse, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit No. 10.3 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

Exhibit No.	Description
10.5	Management Investor Rights Agreement, dated as of October 17, 2005 among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group Holdings, LLC, a Delaware limited liability company, and the holders that are parties thereto (incorporated by reference to Exhibit No. 10.4 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.6	Consulting Agreement, dated as of October 17, 2005, between Affinion Group, Inc., a Delaware corporation, and Apollo Management V, L.P., a Delaware limited partnership (incorporated by reference to Exhibit No. 10.5 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.7	Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated as of October 17, 2005 (incorporated by reference to Exhibit No. 10.6 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.8	First Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated December 4, 2006 (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.9	Second Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 1, 2007, File No. 333-133895).

10.10	Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.6 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.11	Form of Nonqualified Stock Option Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.7 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.12	Restricted Stock Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.7 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.13	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.8 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.14	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Optionee (with Optionee signatories being Rooney, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.9 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.15	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Investor (with Investor signatories being Rooney, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.15 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.16	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.16 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.17	Supplemental Bonus Letter by and between Officer and Cendant Marketing Services Division dated September 28, 2005 (assumed by Affinion Group, Inc.) (with Officer signatories being Lipman, Rooney, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.18 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.18	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group, Inc., and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

Exhibit No.	Description
10.19	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Thomas A. Williams (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.20	Employment Agreement, dated as of November 9, 2007, among Affinion Group, LLC, Affinion Group, Inc. and Robert Rooney (incorporated by reference to Exhibit No. 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.21	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.22	Employment Agreement, dated June 15, 2004 (revised July 30, 2004), by and between Cendant Corporation and Steven Upshaw (incorporated by reference to Exhibit No. 10.38 to Affinion Group Holdings, Inc. Registration Statement on Form S-1/A filed with the SEC on August 3, 2007, File No. 333-133895).

10.23	Patent License Agreement, dated as of October 17, 2005, between CD Intellectual Property Holdings, LLC, a Delaware corporation and Trilegiant Loyalty Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.23 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.24	Restricted Stock Agreement, dated as of November 8, 2006, by and between Affinion Group, Inc. and Thomas A. Williams (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.25	Option Agreement, dated as of November 8, 2006, by and between Affinion Group, Inc. and Thomas A. Williams (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.26	Subscription Agreement, dated as of November 8, 2006, by and between Affinion Group, Inc. and Thomas A. Williams (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Affinion Group, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32*	Certification pursuant to 18 USC Section 1350.

*	Filed herewith.
†	The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. Affinion Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

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

AFFINION GROUP, INC.

Date: February 28, 2008	By:	/s/ Nathaniel J. Lipman
Nathaniel J. Lipman
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Affinion Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathaniel J. Lipman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008
Nathaniel J. Lipman

/s/ Thomas A. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008
Thomas A. Williams

/s/ Brian J. Dick	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008
Brian J. Dick

/s/ Robert B. Hedges, Jr.	Director	February 28, 2008
Robert B. Hedges, Jr.

/s/ Marc E. Becker	Director	February 28, 2008
Marc E. Becker

/s/ Stan Parker	Director	February 28, 2008
Stan Parker

/s/ Eric L. Press	Director	February 28, 2008
Eric L. Press

/s/ Eric Zinterhofer	Director	February 28, 2008
Eric Zinterhofer

/s/ Matthew H. Nord	Director	February 28, 2008
Matthew H. Nord

/s/ Kenneth Vecchione	Director	February 28, 2008
Kenneth Vecchione

/s/ Richard J. Srednicki	Director	February 28, 2008
Richard J. Srednicki

/s/ Peter Currie	Director	February 28, 2008
Peter Currie

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Consolidated Financial Statements of Affinion Group, Inc. (the “Company”) and Combined Financial Statements of Cendant Marketing Services Division (a division of Cendant Corporation) (the “Predecessor”):

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Company as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations of the Company for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statement of Operations of the Predecessor for the period from January 1, 2005 to October 16, 2005	F-4

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) of the Company for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statement of Changes in Combined Equity of the Predecessor for the period from January 1, 2005 to October 16, 2005	F-5

Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, and Combined Statement of Cash Flows of the Predecessor for the period from January 1, 2005 to October 16, 2005	F-6

Notes to Consolidated and Combined Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group, Inc.:

We have audited the accompanying consolidated balance sheets of Affinion Group, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005. We have also audited the combined statements of operations, changes in combined equity and cash flows of Cendant Marketing Services Division (a division of Cendant Corporation) (the “Predecessor”) for the period from January 1, 2005 to October 16, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, the consolidated results of the Company’s operations and cash flows for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005 and the combined results of the Predecessor’s operations and cash flows for the period from January 1, 2005 to October 16, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated and combined financial statements, the Company changed its method of accounting for uncertainty in income tax positions as of January 1, 2007 to conform to FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”

As discussed in Note 1 and Note 19 to the consolidated and combined financial statements, through October 16, 2005 the Predecessor was a division of Cendant Corporation and following the sale of the Predecessor to the Company, it continued to enter into transactions with Cendant Corporation.

/s/ Deloitte & Touche LLP
Stamford, CT February 28, 2008

AFFINION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$14.2	$84.3
Restricted cash	29.1	28.8
Receivables (net of allowance for doubtful accounts of $1.3 and $2.4, respectively)	73.3	70.7
Receivables from related parties	12.1	15.5
Profit-sharing receivables from insurance carriers	58.8	59.5
Prepaid commissions	62.1	72.5
Deferred income taxes	0.9	—
Income taxes receivable	—	3.2
Other current assets	39.4	39.4

Total current assets	289.9	373.9
Property and equipment, net	90.8	100.0
Contract rights and list fees, net	63.2	62.0
Goodwill	302.0	300.0
Other intangibles, net	809.1	1,005.5
Other non-current assets	46.2	48.1

Total assets	$1,601.2	$1,889.5

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$0.2	$50.2
Accounts payable and accrued expenses	264.2	279.3
Payables to related parties	13.3	11.9
Deferred revenue	255.1	272.3
Deferred income taxes	—	11.5
Income taxes payable	3.0	—

Total current liabilities	535.8	625.2
Long-term debt	1,347.3	1,358.2
Deferred income taxes	20.2	20.2
Deferred revenue	41.6	27.7
Other long-term liabilities	61.2	44.5

Total liabilities	2,006.1	2,075.8

Minority interests	0.6	0.6

Commitments and contingencies (Note 15)
Stockholder’s Equity (Deficit):
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	348.7	380.9
Accumulated deficit	(766.5)	(574.5)
Accumulated other comprehensive income	12.3	6.7

Total stockholder’s equity (deficit)	(405.5)	(186.9)

Total liabilities and stockholder’s equity (deficit)	$1,601.2	$1,889.5

See notes to the consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In millions)

	THE COMPANY			THE PREDECESSOR
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Net revenues	$1,321.0	$1,137.7	$134.9	$1,063.8

Expenses:
Marketing and commissions	608.4	580.9	87.1	515.0
Operating costs	334.3	326.1	48.7	315.0
General and administrative	113.2	106.9	20.2	134.5
Gain on sale of assets	—	—	—	(4.7)
Goodwill impairment	—	15.5	—	—
Depreciation and amortization	310.8	396.8	84.5	32.3

Total expenses	1,366.7	1,426.2	240.5	992.1

Income (loss) from operations	(45.7)	(288.5)	(105.6)	71.7
Interest income	4.9	5.7	1.3	1.9
Interest expense	(145.2)	(148.8)	(31.9)	(0.5)
Other income (expense), net	(0.1)	—	—	5.9

Income (loss) before income taxes and minority interests	(186.1)	(431.6)	(136.2)	79.0
Income tax expense, net	(4.7)	(6.3)	—	(28.9)
Minority interests, net of tax	(0.3)	(0.3)	(0.1)	—

Net income (loss)	$(191.1)	$(438.2)	$(136.3)	$50.1

See notes to the consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN

STOCKHOLDER’S/COMBINED EQUITY (DEFICIT)

(In millions)

	Common Stock and Additional Paid-in Capital	Cendant’s Equity in Division	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
The Predecessor
Balance, January 1, 2005		$295.5		$(1.9)	$293.6
Comprehensive income:
Net income		50.1			50.1
Currency translation adjustment		—		1.9	1.9

Total comprehensive income					52.0

Capital contribution		5.5		—	5.5
Return of capital		(0.2)		—	(0.2)
Capital transfer		(12.7)		—	(12.7)
Advances from Cendant, net		25.2		—	25.2

Balance, October 16, 2005		$363.4		$—	$363.4

The Company
Comprehensive loss:
Net loss	$—		$(136.3)	$—	$(136.3)
Currency translation adjustment	—		—	(1.9)	(1.9)

Total comprehensive loss					(138.2)
Capital contribution by Affinion Holdings	372.1		—	—	372.1

Balance, December 31, 2005	372.1		(136.3)	(1.9)	233.9
Comprehensive loss
Net loss			(438.2)		(438.2)
Currency translation adjustment				8.6	8.6

Total comprehensive loss					(429.6)
Capital contribution by Affinion Holdings	8.8		—	—	8.8

Balance, December 31, 2006	380.9		(574.5)	6.7	(186.9)
Comprehensive loss
Net loss			(191.1)		(191.1)
Currency translation adjustment				6.3	6.3

Total comprehensive loss					(184.8)
Adoption of FIN 48 and other changes			(0.9)	(0.7)	(1.6)
Return of capital	(32.2)				(32.2)

Balance, December 31, 2007	$348.7		$(766.5)	$12.3	$(405.5)

See notes to the consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In millions)

	THE COMPANY			THE PREDECESSOR
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Operating Activities
Net income (loss)	$(191.1)	$(438.2)	$(136.3)	$50.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	310.8	396.8	84.5	32.3
Amortization of favorable and unfavorable contracts	(3.0)	3.1	—	—
Goodwill impairment	—	15.5	—	—
Amortization of debt discount and financing costs	6.5	15.9	3.7	—
Unrealized loss (gain) on interest rate swap	5.1	(1.7)	0.8	—
Amortization of share-based compensation	2.7	8.9	2.1	—
Gain on sale of assets	—	—	—	(4.7)
(Gain) loss on disposal of property and equipment	—	—	(0.1)	1.9
Unrealized loss on Cendant stock	—	—	—	0.1
Deferred income taxes	(5.9)	3.4	(1.3)	25.9
Net change in assets and liabilities:
Restricted cash	—	(2.0)	8.6	(10.4)
Receivables	—	(6.0)	9.4	17.0
Receivables from related parties	3.4	(2.7)	(12.6)	—
Profit-sharing receivables from insurance carriers	0.7	9.0	(2.1)	(1.8)
Prepaid commissions	10.5	(39.7)	(32.2)	25.9
Other current assets	(0.6)	0.6	(8.1)	19.4
Deferred acquisition costs	—	—	—	4.9
Contract rights and list fees	(2.1)	(9.6)	(1.7)	(0.1)
Other non-current assets	(3.9)	(3.4)	3.1	4.6
Accounts payable and accrued expenses	(17.9)	(4.9)	(6.0)	13.8
Payables to related parties	(1.6)	(3.0)	2.0	—
Deferred revenue	(4.8)	165.6	116.6	(61.5)
Income taxes receivable and payable	6.8	(5.1)	0.8	(11.1)
Other long-term liabilities	(12.8)	(4.5)	(0.3)	(0.2)
Minority interests and other, net	(1.0)	0.3	0.2	0.4

Net cash provided by operating activities	101.8	98.3	31.1	106.5

Investing Activities
Capital expenditures	(26.9)	(29.1)	(9.0)	(24.0)
Acquisition-related payments, net of cash acquired	(50.4)	—	(1,629.0)	(15.7)
Acquisition of intangible asset	—	(17.4)	—	—
Restricted cash	(0.1)	2.1	(2.1)	0.2

Net cash used in investing activities	(77.4)	(44.4)	(1,640.1)	(39.5)

Financing Activities
Net borrowings under line-of-credit agreement	38.5	—	—	—
Proceeds from borrowings	—	385.7	1,510.0	—
Deferred financing costs	—	(10.9)	(42.0)	—
Principal payments on borrowings	(100.2)	(469.0)	(20.1)	(0.5)
Dividend distributions paid to parent company	(32.2)	—	—	—
Distributions to minority shareholder of a subsidiary	(0.3)	—	—	—
Proceeds (payments) for Cendant credit agreement	—	—	—	(30.0)
Decrease (increase) in advances to Cendant, net	—	—	—	7.1
Capital contribution	—	8.8	275.0	—

	THE COMPANY			THE PREDECESSOR
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Net cash provided by (used in) financing activities	(94.2)	(85.4)	1,722.9	(23.4)

Effect of changes in exchange rates on cash and cash equivalents	(0.3)	2.4	(0.5)	(1.9)

Net increase (decrease) in cash and cash equivalents	(70.1)	(29.1)	113.4	41.7
Cash and cash equivalents, beginning of period	84.3	113.4	—	22.5

Cash and Cash Equivalents, End of Period	$14.2	$84.3	$113.4	$64.2

Supplemental Disclosure of Cash Flow Information:
Interest payments	$130.5	$133.7	$5.4	$0.3
Income tax payments	$3.6	$7.4	$0.9	$27.1

See notes to the consolidated and combined financial statements.

AFFINION GROUP, INC. AND THE PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation— On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), a wholly-owned subsidiary of Affinion Group Holdings, Inc. (“Affinion Holdings”) and an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125.0 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Holdings and a warrant (fair value of $16.7 million) that is exercisable into 4,437,170 shares of common stock of Affinion Holdings, and $38.1 million of transaction-related costs (see Note 4—Acquisitions for allocation of purchase price to net assets acquired). On October 14, 2005, the Predecessor acquired all of the outstanding shares of common stock of TRL Group, Inc. (“TRL Group”) not owned by the Predecessor for approximately $15.7 million and the credit agreement provided by Cendant to TRL Group (see Note 11—Long-term Debt Due to Cendant) was terminated. Pursuant to the purchase agreement, the Company acquired all of the outstanding capital stock and membership interests of the Predecessor, as well as substantially all of the Predecessor’s assets and liabilities. Effective September 30, 2005, the Predecessor transferred assets and liabilities, including related deferred income taxes, totaling $48.6 million and $123.3 million, respectively, to Cendant via non-cash transfer. In September 2007, the Board of Directors of Affinion Holdings approved a 2.1-for-1 stock split of its common stock. Accordingly, all Affinion Holdings share and Affinion Holdings per share amounts have been adjusted to reflect the September 2007 stock split.

All references to Cendant refer to Cendant Corporation, which changed its name to Avis Budget Group in August 2006, and its consolidated subsidiaries, particularly in context of its business and operations prior to, and in connection with, the Company’s separation from Cendant.

The Predecessor was a combined reporting entity that was comprised of the assets and liabilities used in managing and operating the marketing services businesses of Cendant. The entities that comprise the Predecessor included Affinion Group, LLC (formerly known as Cendant Marketing Group, LLC) (“AGLLC”), Affinion Membership Services Holdings Subsidiary LLC (formerly known as Cendant Membership Services Holdings Subsidiary LLC) (“AMS”), Trilegiant Corporation (“Trilegiant”), TRL Group, Inc. (“TRL Group”), Affinion Benefits Group, Inc. (formerly known as Progeny Marketing Innovations Inc.) (“Progeny”), Affinion Loyalty Group, Inc. (formerly known as Trilegiant Loyalty Solutions, Inc.) (“TLS”), Cendant Travel, Inc. (“CTI”), Affinion International Holdings Limited (formerly known as Cendant International Holdings Limited) (“Affinion International”) and related companies. All of the entities that comprised the Predecessor were acquired by Affinion on October 17, 2005.

The accompanying consolidated financial statements include the accounts and transactions of the Company, while the accompanying combined financial statements include the accounts and transactions of the Predecessor, as well as entities in which the Predecessor directly or indirectly had a controlling financial interest. For more detailed information regarding the Company’s and Predecessor’s consolidation and combination policies, refer to Note 2—Summary of Significant Accounting Policies.

Business Description— The Company is a leading global provider of comprehensive marketing services and loyalty programs to many of the largest and most respected companies in the world. The Company partners with these leading companies to develop customized marketing programs that provide valuable products and services to their end customers using its creative design and product development capabilities. These products and services enable the Company’s marketing partners to strengthen their customer relationships, as well as generate significant incremental revenue, generally in the form of commission payments. The Company has substantial expertise in deploying various types of media, such as direct mail and the Internet, and bundling unique benefits to offer valuable products and services to the end customers of its marketing partners on a highly targeted basis. The Company provides credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty programs, various checking account and credit card enhancement services and other products and services.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Combination Policies— The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries where control exists and variable interest entities (VIEs) in which the Company is the primary beneficiary. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The combined financial statements include the accounts of AGLLC, AMS, Trilegiant, TRL Group, Progeny, TLS, CTI, Affinion International and related companies. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities— In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which superseded FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46R addresses the consolidation of VIEs, including special purpose entities (“SPEs”), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. FIN 46R requires a VIE to be consolidated by a company if that company is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns, or both (the company required to consolidate is called the “primary beneficiary”). In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46R also requires deconsolidation of a VIE if a company is not the primary beneficiary of the VIE. It also requires disclosures about VIEs that a company does not consolidate, but in which it has a significant variable interest, and about any potential VIE when a company is unable to obtain the information necessary to determine whether an entity is a VIE or whether the company is the primary beneficiary.

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

Stock-Based Compensation— The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) as of the commencement of its operations on October 17, 2005. SFAS No. 123R eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). For employee stock awards effective October 17, 2005 and later, the Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The requisite service period is often the vesting period. Stock compensation expense of the Company is included in general and administrative expense in the accompanying consolidated statements of operations. The Predecessor applied SFAS No. 123 and expensed all employee stock awards over their respective vesting periods based upon the fair value of the award on the date of grant. Stock compensation expense of the Predecessor is included in general and administrative expense in the accompanying combined statements of operations.

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

Insurance — Commission revenue is recognized based on premiums earned by the insurance carriers that issue the policies. Premiums are typically paid either monthly or quarterly and revenue is recognized ratably over the underlying policy coverage period. There are also revenue and profit-sharing arrangements with the insurance carriers which issue the underlying insurance policies. Commission revenue from insurance programs is reported net of insurance costs totaling approximately $163.5 million in 2007, $163.7 million in 2006, $145.4 million for the period from January 1, 2005 to October 16, 2005 and $26.7 million for the period from October 17, 2005 to December 31, 2005. Under a typical arrangement, commission revenue of approximately 60% of the gross premiums collected on behalf of the insurance carrier is initially retained and approximately 40% is remitted to the insurance carrier. No less frequently than annually, a profit-sharing settlement analysis is prepared which is based on the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. An accrual is made monthly for the expected share of this excess or shortfall based on the claims experience to date, including an estimate for claims incurred but not reported. The profit share excess is reflected in profit-sharing receivables from insurance carriers on the accompanying consolidated balance sheets. Historically, the claims experience has not resulted in a shortfall.

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

Loyalty — Loyalty Solutions programs generate revenue from three primary product lines: loyalty, protection and convenience. Generally, loyalty revenue consists of an implementation fee on initial program set-up that is recognized over the contract term, with cash received upon completion of agreed-upon milestones, a monthly per member administrative fee and redemption fees that are recognized as earned. Loyalty redemption revenue is reported net of the pass through of fulfillment costs of $118.4 million in 2007, $111.2 million in 2006, $89.2 million for the period from January 1, 2005 to October 16, 2005 and $24.3 million for the period from October 17, 2005 to December 31, 2005. Protection and convenience programs are sold to affinity partners on a wholesale basis; the partner generally provides the enhancements (e.g. credit card enhancements) to their customers and a monthly fee is received from the affinity partner based on the number of affinity partner customers who have access to the enhancement program. Affinity partners also purchase incentives (such as gift cards) and revenue is recognized upon the delivery of the incentives to the affinity partner.

Other — Other revenue primarily includes travel reservation services, royalties, co-operative advertising and shopping program revenues. Travel reservation service fee revenue is recognized when the traveler’s reservation or booking is made and secured by a credit card, net of estimated future cancellations and no shows. Royalty revenue is recognized monthly when earned and no longer subject to refund. Cooperative advertising revenue is earned from vendors that include advertising of their products and services in the membership program catalogues. Cooperative advertising revenue is recognized upon the distribution of the related travel or shopping catalogue to members. In connection with the shopping membership program, the Company operates a retail merchandising service that offers a variety of consumer products at a discount to members. Shopping program revenue is recorded net of merchandise product costs as the Company acts as an agent between the member and third-party merchandise vendor. Shopping program revenue is recorded upon the shipment of the merchandise by the vendor to the member.

Deferred Revenue — In addition to the items described above, deferred revenue includes the liability that the Company established at October 17, 2005 for the estimated refund obligation of $39.7 million, the balance of which was $0.7 million and $1.0 million at December 31, 2007 and 2006, respectively.

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

Package — Marketing costs associated with affinity partners’ in-branch programs are expensed as such programs are implemented. These costs include the printing of brochures, banners, posters, other in-branch collateral marketing materials, training materials, new account kits, member mailings and statement inserts. The Company performs, and the Predecessor performed, a variety of direct mail campaigns where they incur all associated marketing costs and, in return, receive a greater share of the revenue generated (the “Package Marketing Campaigns”). For these Package Marketing Campaigns, the marketing expense is recognized when incurred which is generally prior to the recognition of monthly revenue.

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

Income Taxes

Income tax expense is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax expense or to goodwill if related to allowances established prior to the Apollo Transactions, while increases to the valuation allowance result in additional income tax expense. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2007 and 2006, the Company has recorded a full valuation allowance for its U.S. federal deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2007 and 2006.

The Company recognizes uncertainty in income tax positions under a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Predecessor, excluding TRL Group and Affinion International, was included in the consolidated federal income tax return filed by Cendant. In addition, the Predecessor, excluding TRL Group and Affinion International, filed unitary and consolidated state income tax returns with Cendant in jurisdictions where required. The provision for income taxes on the accompanying combined statements of operations was computed as if the Predecessor filed its federal and state income tax returns on a stand-alone basis. Since Cendant maintained less than an 80% ownership interest in TRL Group, TRL Group was not included in Cendant’s consolidated federal and state income tax returns and filed separate tax returns. Affinion International and its subsidiaries filed income tax returns in countries in which they operated.

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

Derivative Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Instruments”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, the Company records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recognized in current period earnings in the consolidated statement of operations. For derivative instruments that are designated as cash flow hedges, the effective portion of changes in the fair value of derivative instruments is initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged transaction affects earnings. Any ineffective portion of changes in the fair value of cash flow hedges are immediately recognized in earnings.

The Company uses derivative financial instruments to manage its interest rate risk. The Company entered into an interest rate swap in December 2005 (see Note 20—Financial Instruments). The interest rate swap is recorded at fair value. The swap is not designated as a hedging instrument and therefore changes in the fair value are recognized currently in earnings. The Company does not use derivative instruments for speculative purposes.

The Predecessor used certain derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in foreign currency exchange rates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements and computer equipment under capital leases is determined using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. Useful lives are from 2 to 15 years for leasehold improvements, from 3 to 10 years for capitalized software, from 3 to 5 years for computer equipment and from 3 to 7 years for furniture, fixtures and equipment.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired. Goodwill has been assigned to the Company’s reporting units and is tested for impairment at least annually based on financial data relating to the reporting unit to which it has been assigned. The Company’s reporting units are comprised of the four reportable operating segments—Membership products, Insurance and package products, Loyalty products and International products. The Company evaluates the recoverability of the carrying value of each reporting unit’s goodwill as of December 1, or sooner if events occur or circumstances change, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill is tested for impairment by comparing the carrying value of each reporting unit to its fair value. The Company determines, and the Predecessor determined, the fair value of their reporting units utilizing discounted cash flows and incorporating assumptions that they believe marketplace participants would utilize. If the carrying amount of the reporting unit is greater than its fair value, a comparison of the reporting unit’s implied goodwill is compared to the carrying amount of the goodwill to determine the amount of the impairment, if any. Any impairment is recognized in earnings in the period in which the impairment is determined. See Note 5—Intangible Assets.

Indefinite-lived intangible assets, if any, are tested for impairment annually, or sooner if events occur or circumstances change, in accordance with SFAS No. 142. An indefinite-lived intangible asset is tested for impairment by comparing its fair value to its carrying amount and, if the carrying amount is greater than the fair value, recognizing an impairment loss for the excess.

The Company’s intangible assets as of December 31, 2007 and 2006 consist primarily of intangible assets with finite useful lives acquired by the Company in the Apollo Transactions and are recorded at their respective fair values in accordance with SFAS No. 141, “Business Combinations”. The Predecessor’s intangible assets included member and affinity relationships that were referred to as customer relationships and package customer rights, respectively. Intangible assets are amortized as follows:

Intangible Asset	Amortization Method	The Company’s Estimated Useful Lives	The Predecessor’s Estimated Useful Lives
Member relationships	Declining balance	7 years	20 years
Affinity relationships	Declining balance	10 years	4 –15 years
Proprietary databases and systems	Straight line	3 years	—
Trademarks and tradenames	Straight line	15 years	—
License agreement	Straight line	—	2 years
Patents and technology	Declining balance	12 years	12 years
Covenant not-to-compete	Straight line	Contract life	—

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

Self-Insurance Reserves

At December 31, 2007 and 2006, included in accounts payable and accrued expenses on the consolidated balance sheets are liabilities of $2.1 million and $3.1 million, respectively, primarily related to health and welfare programs provided to employees in North America. Such compensation programs are self-insured. The required liability of such benefits is estimated based on actual claims outstanding and the estimated costs of claims incurred but not reported as of the balance sheet date.

Foreign Currency Translation

Assets and liabilities of non-U.S.-dollar functional currency foreign operations are translated at exchange rates as of the balance sheet dates. Revenues and expenses of non-U.S.-dollar functional currency foreign operations are translated at average exchange rates during the periods presented. Translation adjustments resulting from the process of translating the non-U.S.-dollar functional currency foreign operation financial statements into U.S. dollars are included in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the consolidated and combined statements of operations and were not significant for any periods presented.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Examples of such estimates include accounting for profit-sharing receivables from insurance carriers, accruals and income tax valuation allowances, estimated fair values of assets and liabilities acquired in business combinations, estimated fair values of financial instruments.

Concentration

The Company generally derives a substantial portion of its net revenues from members and end-customers through approximately 10 of the Company’s affinity partners. For the years ended December 31, 2007, 2006 and 2005 (on a pro forma basis) , the Company derived approximately 52%, 64% and 59%, respectively, of its net revenues from members and end-customers through marketing and servicing agreements with 10 of its affinity partners, and its two largest affinity partners accounted for 11.4% and 11.1% of consolidated net revenues for the year ended December 31, 2007. Many of these key affinity partner relationships are governed by agreements that may be terminated without cause by the affinity partners upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s affinity partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the affinity partners may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key affinity partners, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts is as follows:

	The Company			The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Balance at beginning of period	$2.4	$2.8	$2.5	$2.9
Provision charged to expense, net of recoveries	(0.8)	0.1	0.5	0.3
Write-offs	(0.3)	(0.5)	(0.2)	(0.7)

Balance at end of period	$1.3	$2.4	$2.8	$2.5

Supplemental Disclosure of Cash Flow Information

During 2007, the Company paid $0.8 million in cash and issued notes with a present value of $1.3 million to acquire proprietary databases and systems valued at $2.1 million. In addition, the Company assumed $0.6 million of liabilities in connection with the acquisition of a credit card registration membership business from a U.S.-based financial institution. At December 31, 2007, the Company had accruals of $1.7 million related to the acquisition of property and equipment.

During 2006, the Company recognized a long-term liability of $35.1 million for the deferred purchase price of the acquisition of contract rights. In addition, goodwill was reduced by $45.7 million in connection with finalization of the purchase price allocation. Significant adjustments of goodwill related to an increase in intangible assets of $34.0 million, a decrease in deferred revenue of $23.7 million, an increase in other long-term liabilities of $14.3 million, a decrease in prepaid commissions of $8.1 million, an increase in other current assets of $6.0 million, and an increase in profit-sharing receivables of $5.8 million. At December 31, 2006, the Company had accruals of $0.3 million related to the acquisition of property and equipment.

Reclassifications

The statements of cash flows for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005 have been adjusted to reflect the share-based compensation as an adjustment to reconcile net loss to net cash from operating activities. For 2006, receivables from related parties was adjusted from $(1.7) million to $(2.7) million, accounts payable and accrued expenses was adjusted from $(6.6) million to $(4.9) million, payables to related parties was adjusted from $6.9 million to $(3.0) million and other long-term liabilities was adjusted from $(4.8) million to $(4.5) million. For 2005, receivables from related parties was adjusted from $(13.7) million to $(12.6) million, accounts payable and accrued expenses was adjusted from $(4.2) million to $(6.0) million, payables to related parties was adjusted from $3.1 million to $2.0 million and other long-term liabilities was adjusted to $(0.3) million.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Statement of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier application encouraged. The Company adopted FIN 48 as of January 1, 2007 and increased its tax reserves for uncertain tax positions included in other long-term liabilities by $9.4 million, decreased its long-term deferred income taxes by $7.9 million, decreased its income tax payable by $0.6 million and increased its January 1, 2007 accumulated deficit by $0.9 million The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no recognition of additional penalties and interest required as a result of adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. In December 2007, the FASB delayed the effective date of SFAS 157 for certain assets and liabilities. The Company’s adoption of SFAS 157 is not expected to have any impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. The Company’s adoption of SFAS 159 effective January 1, 2008 is not expected to have any impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which replaced Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition or purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R can not be applied prior to that date.

3.	SALE OF ASSETS

In June 2003, the Predecessor ceased the marketing and sale of long term care insurance policies. The Company continues to derive revenue from commissions based on premiums received pursuant to agreements with the insurance carriers that issued the policies the Predecessor sold and the Company continues to provide customer service and related services to the existing block of insurance policies and policyholders. Additionally, on December 30, 2004, the Predecessor sold 78% of its long-term care commission rights. Proceeds from the sale, net of related transaction costs, totaled approximately $32.5 million and resulted in a gain of approximately $28.1 million, of which $23.9 million was recognized for the year ended December 31, 2004. Approximately $4.2 million of the deferred gain, along with the release of $0.5 million of indemnification liabilities recorded upon the closing of the sale for which the uncertainties associated with those liabilities have been resolved, were recognized in the accompanying combined statement of operations for the period from January 1, 2005 to October 16, 2005. See Note 15 — Commitments and Contingencies – Other Guarantees related to indemnification provisions related to the sale.

4.	ACQUISITIONS

On December 31, 2007, the Company acquired a credit card registration membership business from a U.S.-based financial institution for approximately $49.5 million plus approximately $0.2 of transaction costs. The purchase price was allocated among the acquired assets and assumed liabilities based on their fair value on the acquisition date. The purchase price has been allocated to member relationships of $48.5 million being amortized over seven years, trademarks and tradenames of $0.8 million being amortized over one to fifteen years, non-compete agreements of $1.0 million being amortized over five years, and liabilities assumed of $0.6 million.

As disclosed in Note 1—Basis of Presentation and Business Description, on October 17, 2005, Cendant completed the sale of the Predecessor to the Company pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (see Note 10—Long-Term Debt for summary of debt incurred related to the Apollo Transactions). The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, including post-closing relationships with Cendant, available information and management assumptions.

The allocation of purchase price is as follows:

Amount
Cash consideration paid to Cendant (a)	$1,657.0
Affinion Holdings’ preferred stock issued to Cendant, at estimated fair value	80.4
Affinion Holdings’ warrant issued to Cendant, at estimated fair value	16.7
Transaction costs and expenses (b)	38.1

Total purchase price	1,792.2
Less: Historical value of assets acquired in excess of liabilities assumed	363.4
Less: Fair value adjustments	1,113.5

Excess of purchase price over fair value of net assets acquired	$315.3

The fair value adjustments included in the allocation of the purchase price above consisted of:

Amount
Allocation of purchase price to identifiable intangible assets (c)	$1,430.0
Fair value adjustments to:
Assets acquired (d)	(622.7)
Liabilities assumed (e)	306.2

Total fair value adjustments	$1,113.5

(a)	Reflects the contractual cash purchase price of $1,750.0 million reduced by adjustments of $93.0 million.
(b)	Includes $20.0 million paid to Apollo for structuring and advisory services related to the Apollo Transactions.
(c)	Represents $760.0 million and $568.0 million of member and affinity relationships intangibles, respectively; $52.0 million of proprietary databases and systems; $25.0 million of trademarks and tradenames; and $25.0 million of patents and technology.
(d)	Represents the following adjustments to the October 16, 2005 carrying values of the Predecessor’s assets: property and equipment of $19.3 million; prepaid commissions of $(111.4) million; deferred acquisition costs of $(182.2) million; contract rights and list fees of $(39.1) million; Predecessor’s goodwill and intangibles of $(300.4) million; deferred taxes of $(18.0) million; and other assets of $9.1 million.
(e)	Represents the following adjustments to the October 16, 2005 carrying values of the Predecessor’s liabilities: deferred revenue of $379.7 million; reserve for cancellations of $15.6 million; accounts payable and accrued expenses of $(56.9) million; unfavorable contracts of $(14.3) million; and other liabilities of $(17.9) million.

See Note 19—Related Party Transactions for indemnifications agreed to by Cendant related to the Apollo Transactions.

The unaudited pro forma consolidated financial information for the year ended December 31, 2005 provided below is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the Apollo Transactions been completed on January 1, 2005 and should not be taken as representative of results that may occur in the future.

Amount (Unaudited)
Net revenues	$1,198.7
Loss from operations	$(285.6)
Net loss	$(432.3)

The unaudited pro forma loss from operations and net loss does not give effect to transaction bonuses of $18.2 million and the accelerated stock charge of $6.7 million related to Cendant restricted stock units and stock options recorded by the Predecessor during the period from January 1, 2005 to October 16, 2005. The pro forma loss from operations and net loss for the year ended December 31, 2005 include depreciation and amortization expense of $407.4 million, including $366.2 million related to the amortization associated with the acquired identifiable intangible assets. The pro forma loss from operations and net loss for the year ended December 31, 2005 include interest expense of $150.9 million related to the Apollo Transactions. The Apollo Transactions’ related debt included the following: i) $860.0 million term loan under a $960.0 million senior secured credit facility; ii) $270.0 million senior notes offering (proceeds of $266.4 million, net of discount); and iii) approximately $383.6 million unsecured senior subordinated bridge loan facility. The senior secured credit facility, the senior notes and the unsecured senior subordinated bridge loan facility are guaranteed by certain of the Company’s U.S. subsidiaries (see Note 23—Guarantor/Non-Guarantor Supplemental Financial Information).

On October 14, 2005, AMS acquired the stock of TRL Group previously held by management of TRL Group, Inc. for $15.7 million, all of which was accounted for as intangibles by the Predecessor. Prior to this transaction, AMS held approximately 45% (on a fully diluted basis) of the common stock of TRL Group. As a result of this acquisition, TRL Group became a wholly-owned subsidiary of AMS as of October 14, 2005.

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

5.	INTANGIBLE ASSETS

Intangible assets consisted of:

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Member relationships	$809.7	$(388.5)	$421.2	$761.1	$(242.9)	$518.2
Affinity relationships	583.3	(250.5)	332.8	576.0	(161.7)	414.3
Proprietary databases and systems	54.2	(38.8)	15.4	52.0	(20.9)	31.1
Trademarks and tradenames	26.6	(3.8)	22.8	25.5	(2.1)	23.4
Patents and technology	25.0	(9.1)	15.9	25.0	(6.5)	18.5
Covenant not to compete	1.0	—	1.0	—	—	—

	$1,499.8	$(690.7)	$809.1	$1,439.6	$(434.1)	$1,005.5

Substantially all of the increase in member relationships during 2007 was attributable to the acquisition of $48.5 million of membership relationships in connection with the December 2007 acquisition of a credit card registration membership business. In addition, trademarks and tradenames and a covenant not to compete valued at $0.8 million and $1.0 million, respectively, were obtained in the acquisition.

Amortization expense relating to intangible assets was as follows:

	The Company			The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Member relationships	$145.6	$198.7	$43.9	$0.9
Affinity relationships	86.5	132.2	28.0	1.2
Proprietary databases and systems	17.8	17.3	3.6	—
Trademarks and tradenames	1.7	1.7	0.4	—
Patents and technology	2.6	6.2	0.4	0.5

Total	$254.2	$356.1	$76.3	$2.6

Based on the Company’s amortizable intangible assets as of December 31, 2007, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $207.2 million in 2008, $154.5 million in 2009, $128.0 million in 2010, $110.5 million in 2011, and $89.2 million in 2012.

The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	Balance at January 1, 2006	Changes in Goodwill	Subtotal	Goodwill Impairment	Currency Translation	Balance at December 31, 2006	Currency Translation	Balance at December 31, 2007
Membership products	$233.0	$(1.9)	$231.1	$—	$—	$231.1	$—	$231.1
Insurance and package products	93.1	(34.8)	58.3	—	—	58.3	—	58.3
Loyalty products	26.5	(11.0)	15.5	(15.5)	—	—	—	—
International products	13.6	(3.2)	10.4	—	0.2	10.6	2.0	12.6

Total	$366.2	$(50.9)	$315.3	$(15.5)	$0.2	$300.0	$2.0	$302.0

The changes in goodwill during 2006 were the result of the Company’s completion of the purchase price allocation for the Apollo Transactions. The decrease in goodwill attributed to membership products during 2006 of $1.9 million is primarily due to a $15.6 million reduction in the reserve for cancellations as of the acquisition date and a $12.4 million increase in the liability established for unfavorable contracts acquired. The decrease in goodwill attributed to insurance and package products during 2006 is primarily due to an increase in the acquisition date estimated fair value of acquired affinity relationships. The decrease in goodwill attributed to loyalty products during 2006 is due to an increase in the acquisition date estimated fair value of acquired patents of $11.0 million and the subsequent impairment of the remaining goodwill of $15.5 million. The impairment results primarily from the reduction of projected cash flows of loyalty products principally due to the loss of a major program during the fourth quarter of 2006. The decrease in goodwill attributed to international products during 2006 is primarily due to an adjustment of deferred tax assets as of the acquisition date.

6.	CONTRACT RIGHTS AND LIST FEES

Contract rights and list fees consisted of:

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$72.5	$(20.6)	$51.9	$54.7	$(1.8)	$52.9
List fees	14.6	(3.3)	11.3	10.3	(1.2)	9.1

	$87.1	$(23.9)	$63.2	$65.0	$(3.0)	$62.0

During 2006, the Company acquired the servicing rights for a membership program and the members of such program from a major bank. The Company paid GBP 8.1 million ($16.0 million) at closing and is obligated to pay a percentage of future renewal revenues (including a guaranteed minimum amount) to the seller. The total purchase price of GBP 26.8 million ($52.5 million), including the estimated present value of the future payments, has been included in contract rights and list fees and will be amortized on an accelerated basis over the estimated life of the contract rights to approximate the expected pattern of the underlying future revenues. During 2007, the Company revised its estimate of the future renewal revenues and the related future payments due to the bank. As a result of the revised estimate, the Company increased the carrying amount of the contract rights and increased its liability to the bank by GBP 7.5 million ($15.1 million).

Amortization expense for the year ended December 31, 2007 was $21.0 million, of which $2.2 million is included in marketing expense and $18.8 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2007. Amortization expense for the year ended December 31, 2006 was $3.3 million, of which $1.4 million is included in marketing expense and $1.9 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2006. Based on the Company’s contract rights and list fees as of December 31, 2007, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $20.8 million in 2008, $16.9 million in 2009, $12.4 million in 2010, $9.7 million in 2011, and $1.0 million in 2012.

7.	OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2007	2006
Prepaid membership materials	$8.8	$8.5
Prepaid insurance costs	5.3	7.3
Other receivables	7.4	6.0
Prepaid merchant fees	3.1	3.4
Other	14.8	14.2

Total	$39.4	$39.4

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2007	2006
Leasehold improvements	$12.2	$10.5
Capitalized software	95.1	74.9
Computer equipment ($1.1 million and $1.0 million in 2007 and 2006, respectively, under capital leases)	40.0	30.5
Furniture, fixtures and equipment	12.6	9.4
Projects in progress	19.6	20.7

	179.5	146.0
Less: Accumulated depreciation and amortization	(88.7)	(46.0)

Total	$90.8	$100.0

Certain 2006 balances have been reclassified from computer equipment to capitalized software to conform to 2007 classifications.

Depreciation and amortization expense on property and equipment totaled $37.8 million for the year ended December 31, 2007, $38.8 million for the year ended December 31, 2006, $29.7 million for the period from January 1, 2005 to October 16, 2005 and $8.2 million for the period from October 17, 2005 to December 31, 2005.

In the first quarter of 2005, the Predecessor recorded a non-cash pretax impairment loss of approximately $1.5 million related to a building held for sale. The pretax impairment loss is included in general and administrative expense on the accompanying combined statement of operations. During the third quarter of 2005, the building was transferred to Cendant. The transfer of the building from property and equipment to property held for sale was excluded from the combined statement of cash flow as a non-cash transaction.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2007	2006
Accounts payable	$45.5	$55.7
Accrued commissions	47.6	32.1
Accrued payroll and related costs	37.0	32.7
Accrued product costs	29.4	32.6
Accrued marketing costs	22.6	33.2
Accrued interest	20.7	22.5
Accrued taxes, other than income taxes	23.4	11.7
Accrued legal and professional fees	15.4	24.8
Other	22.6	34.0

Total	$264.2	$279.3

Certain 2006 balances have been reclassified to conform to 2007 classifications.

Employee retention bonuses totaling $14.3 million granted in connection with the Apollo Transactions were accrued and recognized ratably as compensation expense by the Company through the future contractual payment dates since these payments were contingent upon the employee being in the employ of the Company at the payment date. Certain employees elected to receive their bonus amounts in stock of Affinion Holdings. Employee retention bonus payments were made during the fourth quarter of 2006. Compensation expense relating to the employee retention bonuses included in general and administrative expenses for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005 was $10.5 million and $3.8 million, respectively. There was no compensation expense relating to the employee retention bonuses for the year ended December 31, 2007.

10.	LONG-TERM DEBT

Long-term debt consisted of:

	December 31,
	2007	2006
Term loan due 2012	$655.0	$755.0
Revolving credit facility	38.5	—
10 1/8% senior notes due 2013, net of unamortized discount of $1.7 million and $2.0 million, respectively, with an effective interest rate of 10.285%	302.3	302.0
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $4.2 million and $4.7 million, respectively, with an effective interest rate of 11.75%	351.3	350.8
Capital lease obligations	0.4	0.6

Total debt	1,347.5	1,408.4
Less: current portion of long-term debt	(0.2)	(50.2)

Long-term debt	$1,347.3	$1,358.2

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities. The term loan provides, at the Company’s option, for interest rates of a) adjusted LIBOR plus 2.50% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.50%. As of December 31, 2007 and 2006, the interest rates on the term loan were 7.48% and 8.10% respectively. The revolving credit facility provides, at the Company’s option, for interest rates of adjusted LIBOR plus 2.75% or ABR plus 1.75% subject to downward adjustment based on the Company’s senior secured bank leverage ratio, as set forth in the agreement governing the Affinion Credit Facility. As of December 31, 2007, the interest rate on the revolving credit facility was 7.91%. Effective January 4, 2007, the Affinion Credit Facility was amended to decrease the interest rate on the term loan facility by 25 basis points and to provide for an additional 25 basis point decrease upon achievement of certain credit rating thresholds. The Affinion Credit Facility is secured by all of the Company’s outstanding stock held by Affinion Holdings and by substantially all of the assets of the Company, subject to certain exceptions. The term loan requires quarterly repayments totaling $8.6 million per annum with the balance payable at maturity in September 2012 subject to reductions for certain prepayments. Through December 31, 2007, the Company had made nine voluntary prepayments of the term loan aggregating $205.0 million and, therefore, all of the Company’s mandatory quarterly repayment obligations have been satisfied. The Affinion Credit Facility generally requires the Company to prepay the outstanding term loan with proceeds from certain asset dispositions that are not reinvested, a portion of excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future, as set forth in the agreement governing the Affinion Credit Facility. The Affinion Credit Facility also permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. The revolving credit facility carries a commitment fee of 0.5% on the unused amount. As of December 31, 2007, $38.5 million had been drawn down under the revolving credit facility. At December 31, 2006, no amounts had been drawn down under the revolving credit facility.

As of December 31, 2007, the Company had $60.0 million available for borrowing under the Affinion Credit Facility, after giving effect to the issuance of $1.5 million of letters of credit.

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bear interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes mature on October 15, 2013. The Company may redeem all or part of the Senior Notes at any time on or after October 15, 2009 at redemption prices (generally at a premium) set forth in the indenture governing the Senior Notes. The Senior Notes are senior unsecured obligations and rank equally in right of payment with the

Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. As discussed in Note 23—Guarantor/Non-Guarantor Supplemental Financial Information, the Senior Notes are guaranteed by certain subsidiaries of the Company. The Senior Notes contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

On May 3, 2006, the Company issued an additional $34.0 million aggregate principal amount of Senior Notes at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under the Bridge Loan, plus accrued interest, and to pay fees and expenses associated with such issuance. These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005 and, together with the $270.0 million of Senior Notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance.

The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. The Company may redeem some or all of the Senior Subordinated Notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing the Senior Subordinated Notes. In addition, on or before October 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of the Senior Subordinated Notes initially issued remain outstanding immediately after such redemption. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment with the Company’s existing and future senior obligations and senior to the Company’s future subordinated indebtedness. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the Senior Notes as discussed in Note 23—Guarantor/Non-Guarantor Supplemental Financial Information.

On September 13, 2006, the Company completed a registered exchange offer and exchanged all of the then-outstanding 10 1/8% Senior Notes due 2013 and all of the then-outstanding 11 1/2% Senior Subordinated Notes due 2015 into a like principal amount of 10 1/ 8% Senior Notes due 2013 and 11 1/2% Senior Subordinated Notes due 2015, respectively, that have been registered under the Securities Act of 1933, as amended.

The Affinion Credit Facility, the Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid can not exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. The Company was in compliance with the covenants referred to above as of December 31, 2007. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the Affinion Credit Facility, a material breach of representation or warranty and a change of control.

Debt issuance costs related to the various debt instruments are being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method. The unamortized debt issuance costs totaled $28.5 million and $34.1 million as of December 31, 2007 and 2006, respectively, and are included in other non-current assets on the consolidated balance sheets. The debt discounts and premiums are also being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method.

Capital Lease Obligations—The Company leases, and the Predecessor leased, certain equipment under capital leases expiring in 2009. During 2007 and 2006, no new capital lease obligations were incurred.

The aggregate maturities of debt as of December 31, 2007 are as follows:

Amount
2008	$0.2
2009	0.2
2010	—
2011	38.5
2012	655.0
Thereafter	659.5

$1,353.4

On January 31, 2007, Affinion Holdings entered into a five-year $350.0 million senior unsecured term loan facility with certain banks at an initial interest rate of LIBOR plus 6.25%. This loan matures on March 1, 2012. The interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by Affinion Holdings by adding such interest to the principal amount of the loans. The loan contains restrictive covenants related primarily to the Company’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. During 2007, the Company paid a dividend distribution to Affinion Holdings to enable Affinion Holdings to service its debt. The Company expects that, in the future, to the extent that it is permitted contractually and legally to pay cash dividends to Affinion Holdings, Affinion Holdings will require the Company to pay cash dividends to service Affinion Holdings’ cash obligations under the loan facility. The Company and its subsidiaries do not guarantee the Affinion Holdings term loan facility.

Subsequent Event—In January 2008, the Company entered into an interest rate swap effective February 21, 2008. The swap has an initial notional amount of $450.0 million, increasing to $500.0 million on February 21, 2009 and $600.0 million on February 21, 2010. Under the swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The effect of this swap, in conjunction with the Company’s existing interest rate swap, is to convert substantially all of the variable rate debt to a fixed rate obligation.

11.	LONG-TERM DEBT DUE TO CENDANT

On January 30, 2004, the Predecessor entered into a revolving loan facility that provided for borrowings up to $30.0 million by TRL Group through February 1, 2005 and then reducing to $10.0 million thereafter. The credit agreement was terminated on October 14, 2005. Interest expense incurred for the period from January 1, 2005 to October 16, 2005 was $0.2 million.

12.	MINORITY INTERESTS

At December 31, 2007 and 2006, minority interest was comprised of a 50% minority share in Cims South Africa (Proprietary) Limited (“Cims South Africa”).

In August 2003, the Predecessor acquired a 50% ownership interest in Cims South Africa for $2.6 million and began consolidating Cims South Africa at that time. The minority shareholder holds 50% of the outstanding common shares of Cims South Africa and profits and losses are allocated in proportion to each shareholder’s ownership interest.

Distributions made to minority shareholders totaled $0.3 million for the year ended December 31, 2007. No distributions were made to the minority shareholder in 2006 or 2005.

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

Prior to its dissolution, the minority shareholders held 50% of the common shares of Cims Japan and profits and losses were allocated in proportion to each shareholder’s ownership interest. No distributions were made to the minority shareholders during 2005. During 2004, the losses of Cims Japan exceeded the minority shareholders’ investments and, at that point, the Predecessor began recording 100% of the losses associated with the operations of Cims Japan. In November 2004, Cims Japan sold its shopping catalogue mail order business and certain assets and liabilities for approximately $0.2 million. The purchaser assumed all liabilities associated with the existing members of the business, including future servicing of the members. Substantially all employees of Cims Japan were terminated as of December 31, 2004.

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

The Company is a wholly owned subsidiary of Affinion Holdings. At December 31, 2005, common stock and paid-in capital consisted of a cash contribution of $275.0 million and the fair values of Affinion Holdings’ preferred stock of $80.4 million and warrants of $16.7 million issued to Cendant in connection with the Apollo Transactions. During 2006, Affinion Holdings contributed additional capital of $8.8 million. During 2007, the Company made two dividend distributions to Affinion Holdings aggregating $32.2 million.

Cendant incurred certain overhead costs that were allocated to the Predecessor pursuant to the tax sharing agreement between Cendant and its subsidiaries. The allocation of such costs are reflected as contributions of capital in the accompanying combined financial statements and totaled $5.5 million for the period from January 1, 2005 to October 16, 2005.

Tax accruals established by the Predecessor are indemnified by Cendant pursuant to the tax sharing agreement between Cendant and its subsidiaries.

14.	INCOME TAXES

The income tax expense consisted of the following:

	The Company			The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Current:
Federal	$—	$—	$—	$(0.5)
State	(6.0)	(1.0)	0.2	(0.1)
Foreign	(4.6)	(1.9)	(1.5)	(2.4)

	(10.6)	(2.9)	(1.3)	(3.0)

Deferred:
Federal	(6.9)	(6.4)	(1.6)	(21.8)
State	3.0	0.2	(0.3)	(4.1)
Foreign	9.8	2.8	3.2	—

	5.9	(3.4)	1.3	(25.9)

	$(4.7)	$(6.3)	$—	$(28.9)

Pre-tax income (loss) for domestic and foreign operations before minority interests consisted of the following:

	The Company			The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Domestic	$(158.1)	$(398.4)	$(130.1)	$70.1
Foreign	(28.0)	(33.2)	(6.1)	8.9

Pre-tax income (loss)	$(186.1)	$(431.6)	$(136.2)	$79.0

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2007	2006
Current deferred income tax assets:
Accrued expenses and deferred revenue	$57.5	$42.7
Prepaid expenses	0.4	1.7
Provision for doubtful accounts	0.2	0.4
Other	2.8	1.2

Current deferred income tax assets	60.9	46.0
Current deferred income tax liabilities:
Profit-sharing receivables from insurance carriers	(23.1)	(25.0)
Accrued expenses	(7.5)	(6.9)
Deferred revenue	(0.7)	(2.5)
Prepaid expenses	(14.5)	(23.1)

Current deferred income tax liabilities	(45.8)	(57.5)
Valuation allowance	(14.2)	—

Current net deferred income tax asset (liability)	$0.9	$(11.5)

Non-current deferred income tax assets:
Net operating loss carryforwards	$84.1	$93.1
State net operating loss carryforwards	6.9	4.8
Depreciation and amortization	315.2	200.4
Other	4.7	1.0
Foreign tax credits	8.6	4.5

Non-current deferred income tax assets	419.5	303.8
Non-current deferred income tax liabilities:
Deferred revenue	—	(0.6)
Other	(0.5)	(0.4)
Depreciation and amortization	(141.4)	(86.0)

Non-current deferred income tax liabilities	(141.9)	(87.0)
Valuation allowance	(297.8)	(237.0)

Non-current net deferred income tax liability	$(20.2)	$(20.2)

For federal and state income tax purposes the Apollo Transactions are treated as a purchase of assets and an assumption of liabilities at fair market value. Certain liabilities recognized for financial statement reporting purposes are not recognized for federal and state income tax purposes with respect to the Apollo Transactions and give rise to future income tax deductions. Therefore, the differences between the values allocated to the assets and liabilities under purchase accounting and the tax bases of the respective assets and liabilities give rise to a net deferred tax asset of approximately $3.6 million as of October 17, 2005. A valuation allowance of approximately $3.3 million was recognized in purchase accounting since it is more likely than not that these net deferred tax assets will not be realized. Goodwill arising from the Apollo Transactions will be deductible for tax purposes.

For foreign income tax purposes the Apollo Transactions have no effect on the tax basis of the underlying assets and liabilities. Therefore, a deferred tax liability was established in purchase accounting of approximately $32.4 million to reflect the difference between the values allocated to the assets and liabilities for financial reporting purposes with respect to the foreign entities and the related local income tax values of such assets and liabilities.

As of December 31, 2007, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards of approximately $250.5 million (which will expire in 2025 through 2027) and foreign tax credit carryovers of approximately $8.6 million (which will expire in 2015 through 2017). Affinion Holdings and it subsidiaries have state net operating loss carryforwards of approximately $164.5 million (which expire, depending on the jurisdiction, between 2010 and 2027) and state tax credits of $0.6 million (which expire between 2010 and 2011). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. Affinion Holdings and its subsidiaries also have net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $39.8 million (of the net operating losses that expire, expiring between 2010 and 2016). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $26.6 million of these net operating losses is required due to the uncertainty as to their realization. The beginning of the year balance of the valuation allowance against foreign net operating losses has been increased in the United Kingdom by $3.9 million and decreased in the Netherlands by $15.1 million based on management’s expectation of realization. The beginning of the year valuation allowance for state deferred tax assets has been increased by $16.6 million subsequent to a change in form of a domestic subsidiary. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2007 totaled $327.2 million.

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $209.5 million (which will expire in 2025 through 2026) and foreign tax credit carryovers of approximately $8.6 million (which will expire in 2015 through 2017). The Company has state net operating loss carryforwards of approximately $155.6 million (which expire, depending on the jurisdiction, between 2010 and 2026) and state tax credits of $0.6 million (which expire between 2010 and 2011). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $39.8 million (of the net operating losses that expire, expiring between 2010 and 2016). The Company has concluded that a valuation allowance relating to approximately $26.6 million of these net operating losses is required due to the uncertainty as to their realization. The beginning of the year balance of the valuation allowance against foreign net operating losses has been increased in the United Kingdom by $3.9 million and decreased in the Netherlands by $15.1 million based on management’s expectation of realization. The beginning of the year valuation allowance for state deferred tax assets has been increased by $16.6 million subsequent to a change in form of a domestic subsidiary. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2007 totaled $312.0 million.

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $240.8 million (which will expire in 2025 through 2026) and foreign tax credit carryovers of approximately $4.5 million (which will expire in 2015 through 2016). The Company has state net operating loss carryforwards of approximately $100.4 million (which expire, depending on the jurisdiction, between 2010 and 2026). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $29.9 million (of the net operating losses that expire, expiring between 2009 and 2015). The Company has concluded that a valuation allowance relating to approximately $27.3 million of these net operating losses is required due to the uncertainty as to their realization. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2006 totaled $237.0 million.

No provision has been made for the accumulated and undistributed earnings of the foreign subsidiaries of the Company. With the exception of a South African subsidiary, foreign taxable income is recognized currently for federal and state income tax purposes because such operations are recognized in entities disregarded for federal and state income tax purposes. As of December 31, 2007, there are $1.2 million of accumulated and undistributed earnings of the South African subsidiary. If those earnings were distributed in the form of dividends or otherwise, no deferred tax liability would be required due to available foreign tax credits.

In March 2005, Cendant implemented a foreign tax restructuring and changed its permanent reinvestment assertion under APB No. 23, “Accounting for Income Taxes—Special Areas,” with respect to AI’s foreign subsidiaries. As a result of no longer being permanently reinvested, the Predecessor recorded a tax charge of approximately $28.5 million in the period from January 1, 2005 to October 16, 2005 related to certain previously unrecorded deferred tax liabilities consistent with Cendant’s change in assertion. This charge was offset by a tax benefit resulting from the establishment of deferred tax assets during the first quarter of 2005 for the difference between the tax and book basis of the net assets of foreign subsidiaries. The Predecessor also utilized net operating loss carryforwards related to the current U.S. tax liabilities established in connection with Affinion International’s foreign tax restructuring.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	The Company			The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefits	0.8	2.6	3.9	2.2
Change in valuation allowance and other	(43.6)	(40.0)	(41.3)	—
Taxes on foreign operations at rates different than U.S. federal rates	3.4	0.2	1.4	2.9
Taxes on repatriated foreign income	—	—	—	(3.1)
Deduction for foreign taxes	—	—	—	(0.6)
Foreign tax credits	2.5	0.7	1.0	—

	The Company			The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Non-deductible expenses	(0.6)	—	—	0.1

	(2.5)%	(1.5)%	—%	36.5%

An appropriate valuation allowance at December 31, 2007 and 2006 has been recognized with respect to the net deferred tax assets and liabilities, except deferred tax liabilities relating to intangibles with indefinite lives.

The Company adopted FIN 48 as of January 1, 2007 and increased its tax reserves for uncertain tax positions included in other long-term liabilities by $9.4 million, decreased its long-term deferred income taxes by $7.9 million, decreased its income taxes payable by $0.6 million and increased its January 1, 2007 accumulated deficit by $0.9 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no recognition of additional penalties and interest required as a result of the adoption of FIN 48. A reconciliation of the beginning and ending amount of tax reserves for uncertain tax positions is as follows:

Amounts
Unrecognized tax benefits – January 1, 2007	$9.4
Gross decreases – tax positions in prior period	(0.1)

Unrecognized tax benefits – December 31, 2007	$9.3

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

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense totaled $12.9 million, net of sublease rental income of $0.5 million, for the year ended December 31, 2007, $14.3 million, net of sublease rental income of $0.5 million, for the year ended December 31, 2006, $14.6 million, net of sublease rental income of $0.3 million, for the period from January 1, 2005 to October 16, 2005 and $3.2 million, net of sublease rental income of $0.2 million, for the period from October 17, 2005 to December 31, 2005. At December 31, 2007 and 2006, the Company has accrued $1.0 million and $1.6 million, respectively, included in other long-term liabilities on the consolidated balance sheet, in connection with asset retirement obligations for its leased facilities.

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2007 are as follows:

Amount
2008	$15.1
2009	10.8
2010	10.0
2011	6.9
2012	4.9
Thereafter	7.0

Future minimum lease payments	$54.7

Future minimum sublease income under non-cancelable subleases is $0.5 million for 2008.

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

On August 9, 2005, a class action suit (the “August 2005 Suit”) was filed against Trilegiant in the U.S. District Court for the Northern District of California, San Francisco Division. The claim asserts violations of the Electronic Funds Transfer Act and various California consumer protection statutes. The suit seeks unspecified actual damages, statutory damages, attorneys’ fees, costs and injunctive relief. As noted in the description of the 2001 Class Action below, the parties have obtained preliminary approval of a class-wide settlement in the 2001 Class Action that, if such approval becomes final, will result in the dismissal of this lawsuit with prejudice.

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

On November 12, 2002, a class action complaint (the “November 2002 Class Action”) was filed against Sears, Roebuck & Co., Sears National Bank, Cendant Membership Services, Inc., and Allstate Insurance Company in the Circuit Court of Alabama for Greene County alleging, among other things, breach of contract, unjust enrichment, breach of duty of good faith and fair dealing and violations of the Illinois consumer fraud and deceptive practices act. The case was removed to the U.S. District Court for the Northern District of Alabama but was remanded to the Circuit Court of Alabama for Greene County. The Company filed a motion to compel arbitration, which was granted by the court on January 31, 2008. In granting the Company’s motion, the court further ordered that any arbitration with respect to this matter take place on an individual (and not class) basis.

On November 15, 2001, a class action complaint (the “2001 Class Action”) was filed in Madison County, Illinois against Trilegiant alleging violations of state consumer protection statutes in connection with the sale of certain membership programs. Motions to dismiss were denied and a class was certified by the court. On February 14, 2008, the parties entered into a definitive settlement agreement that resolves this lawsuit and the August 2005 Suit on a class-wide basis. On February 15, 2008 the court entered an order preliminarily approving the settlement. Under the court’s preliminary approval order, a final fairness hearing was scheduled for July 18, 2008 at which the court will decide whether to grant final approval of the settlement. Cendant has agreed to indemnify the Company for a significant portion of the settlement, which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business. The settlement payments for which Trilegiant is responsible are not material in amount and have been accrued for in the financial statements.

The Company believes that the amount accrued for the above matters is adequate (see Note 9 – Accounts Payable and Accrued Expenses), and the reasonably possible loss beyond the amounts accrued, while not estimable, will not have a material adverse effect on its financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material adverse effect on its financial condition, results of operations or cash flows.

Subject to certain limitations, Cendant has agreed to indemnify the Company for actual losses, damages, liabilities, claims, costs and expenses and taxes incurred in connection with certain of the matters described above. See Note 19 – Related Party Transactions for a summary of the terms of the indemnification agreements.

Other Commitments

In the ordinary course of business, the Company enters into purchase agreements for its marketing and membership program support and travel services. The commitments covered by these agreements as of December 31, 2007 totaled approximately $34.9 million for 2008, $26.6 million for 2009, $17.4 million for 2010, $13.9 million for 2011, $2.4 million for 2012 and $10.0 million thereafter.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is, and the Predecessor was, required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. Cendant had previously guaranteed the surety bonds issued on behalf of the Predecessor. As of December 31, 2007, the Company provided guarantees for surety bonds totaling approximately $10.8 million and issued letters of credit totaling $1.8 million.

16.	STOCK-BASED COMPENSATION

Company Program

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the Board of Directors (the “Board”) of Affinion Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Options granted under the 2005 Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 4.3 million shares of its common stock under the 2005 Plan over a ten year period. On January 30, 2007, the Board adopted an amendment to the 2005 Plan to formally document the aggregate increase of 0.2 million shares previously authorized during 2006 and further increase the number of shares of common stock issuable under the 2005 Plan by 0.4 million to an aggregate of 4.9 million shares. As of December 31, 2007, there were 0.2 million shares available under the 2005 Plan for future grants.

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of its common stock under the 2007 Plan over a ten year period. As of December 31, 2007, there were 9.3 million shares available under the 2007 Plan for future grants.

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”) as of the commencement of its operations on October 17, 2005. In accordance with SFAS No. 123R, for employee stock awards, the Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The Company has elected to recognize compensation cost for awards with only a service condition that have a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Stock Options

During 2007, 2006 and the period from October 17, 2005 to December 31, 2005, 0.3 million, 1.6 million and 3.2 million stock options, respectively, were granted to employees from the 2005 Plan. The options were granted with an exercise price of $4.76, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Exercise price	$4.76	$4.76	$4.76
Vesting period	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Option term	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Vesting for tranches B and C is accelerated upon the achievement of certain investment returns by Apollo.

During 2007, 0.6 million stock options were granted to employees from the 2007 Plan. These options were granted with an exercise price of $13.02, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan had the following terms:

Exercise price	$13.02
Vesting period	Ratably over 4 years
Option term	10 years

During 2007 and 2006, Affinion Holdings granted less than 0.1 million and 0.3 million stock options to members of the Board of Directors with an exercise price of $13.02 and $4.76, respectively, equal to the estimated fair value of a share of the underlying common stock on the dates of grant. These options were fully vested as of the date of grant and have a 10 year option term. There were no stock option grants to members of the Board of Directors for the period from October 17, 2005 to December 31, 2005.

The fair value of each option award from the 2005 Plan during the years ended December 31, 2007 and 2006 and the period from October 17, 2005 to December 31, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	Tranche A	Tranche B	Tranche C
Expected volatility	43%	47%	48%
Expected life (in years)	6.50	8.43	8.72
Risk-free interest rate	4.40%	4.46%	4.46%
Dividend yield	—%	—%	—%

The fair value of each option award from the 2007 Plan during the year ended December 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

Expected volatility	48%
Expected life (in years)	6.25
Risk-free interest rate	3.89%
Dividend yield	—%

A summary of option activity is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan - Grants to Employees - Tranche B	2005 Plan – Grants to Employees - Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Granted	1,604	802	802	—	—
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—

Outstanding options at December 31, 2005	1,604	802	802	—	—
Granted	803	401	401	276	—
Exercised	—	—	—	—	—
Forfeited or expired	(348)	(174)	(174)	—	—

	2005 Plan – Grants to Employees- Tranche A	2005 Plan - Grants to Employees - Tranche B	2005 Plan – Grants to Employees - Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at December 31, 2006	2,059	1,029	1,029	276	—
Granted	132	66	66	42	642
Exercised	—	—	—	—	—
Forfeited or expired	(71)	(39)	(39)	—	—

Outstanding options at December 31, 2007	2,120	1,056	1,056	318	642

Vested or expected to vest at December 31, 2007	2,120	1,056	1,056	318	642

Exercisable options at December 31, 2007	706	—	—	318	—

Weighted average remaining contractual term (in years)	8.1	8.1	8.1	8.9	9.9
Weighted average grant date fair value per option – 2005	$2.38	$2.84	$2.91	—	—
Weighted average grant date fair value per option – 2006	$2.38	$2.84	$2.91	$2.63	—
Weighted average grant date fair value per option – 2007	$2.38	$2.84	$2.91	$6.74	$6.74

Based on the estimated fair values of options granted, stock compensation expense for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005 totaled $2.2 million, $2.3 million and $0.3 million, respectively. As of December 31, 2007, there was $11.8 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 2.1 years.

In January 2007, Affinion Holdings declared a special dividend on its common stock. As a result of the special dividend, in accordance with the Affinion Holdings Inc. 2005 Stock Incentive Plan, Affinion Holdings modified the outstanding stock options to make the option holders whole. The modifications were effected through a distribution to option holders of $5.2 million and an adjustment of the exercise price of the outstanding options to $3.00. The distribution to option holders was recognized as compensation expense by the Company in the first quarter of 2007.

Restricted Stock

In connection with the Apollo Transactions, the Board granted 105,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to the Company’s Chief Executive Officer. The award vests 100% upon the earlier of five years of service or a change in control of Affinion Holdings. In March 2007, the Board accelerated the vesting date to April 2, 2007. The fair value of the award was estimated to be $0.5 million, based upon the estimated grant date fair value per share of common stock of Affinion Holdings of $4.76, and the remaining unamortized compensation expense was recognized in general and administrative expense as stock-based compensation expense in the first quarter of 2007.

In January 2007, the Board granted 21,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to the Company’s Chief Financial Officer. The award vests 100% upon the earlier of three years of service or a change in control of Affinion Holdings. The fair value of the award was estimated to be $0.2 million, based upon the estimated grant date fair value per share of common stock of Affinion Holdings, and is being amortized on a straight-line basis to general and administrative expense over the service period.

In May 2007, the Board granted 42,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to Affinion International’s Chief Financial Officer. The award vests 100% upon the earlier of three years of service or a change in control of Affinion Holdings. The fair value of the award was estimated to be $0.4 million, based upon the estimated grant date fair value per share of common stock of Affinion Holdings, and is being amortized on a straight-line basis to general and administrative expense over the service period.

A summary of restricted stock activity is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Granted	105	$4.76
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at December 31, 2005	105	4.76
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at December 31, 2006	105	4.76
Granted	63	9.52
Vested	(105)	4.76
Forfeited	—	—

Outstanding restricted unvested awards at December 31, 2007	63	$9.52

Weighted average remaining contractual term (in years)	2.3

Based on the estimated fair values of restricted stock granted, stock compensation expense for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005 totaled $0.5 million, $0.1 million and less than $0.1 million, respectively. As of December 31, 2007, there was $0.5 million of unrecognized compensation cost related to restricted stock granted, which will be recognized over a weighted average period of approximately 1.2 years.

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

Stock Options

Employee stock options granted by Cendant generally had a ten-year term and those granted prior to 2004 vested ratably over periods ranging from two to five years. In 2004, Cendant adopted performance and time vesting criteria for stock option grants. The pre-determined performance criteria determined the number of options that would ultimately vest and were based on the growth of Cendant’s earnings and cash flows over the vesting period of the respective award. The number of options that would ultimately vest ranged from 0% to 200% of the base award. Vesting occurred over a four year period, but could not exceed 25% of the base awards in each of the three years following the grant date. Cendant’s policy was to grant options with exercise prices at then-current fair market value. The activity of Cendant’s stock option plans related to the Predecessor’s employees for the period from January 1, 2005 to October 16, 2005 consisted of the following (number of options in thousands):

	The Predecessor
	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2005	2,513	$16.54
Granted at fair market value (a)	118	*
Exercised	(1,037)	15.88
Forfeited	(31)	20.22

Balance at October 16, 2005	1,563	$16.05

(a)	Reflects the maximum number of options assuming achievement of all performance and time vesting criteria.
*	As a result of a spin-off transaction involving another Cendant subsidiary, incremental stock options were granted and the exercise price of each outstanding stock option was reduced.

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

The annual activity of Cendant’s RSU plans related to the employees of the Predecessor for the period from January 1, 2005 to October 16, 2005 consisted of (number of RSUs in thousands):

	The Predecessor
	Number of RSU’s	Weighted Average Grant Price
Balance at January 1, 2005	760	$22.51
Granted at fair market value (a)	32	*
Vested	(723)	21.09
Canceled	(69)	19.67

Balance at October 16, 2005	—	—

(a)	Reflects the maximum number of RSUs assuming achievement of all performance and time vesting criteria.
*	As a result of a spin-off transaction involving another Cendant subsidiary, the closing price of Cendant common stock was adjusted downward. In order to provide an equitable adjustment to holders of its RSUs, incremental RSUs were granted to achieve a balance of RSUs outstanding subsequent to the spin-off for each RSU outstanding prior to the spin-off.

The Predecessor allocated compensation expense for such RSUs on a basis consistent with the related vesting period. The Predecessor recorded pre-tax compensation expense of $3.3 million for the period from January 1, 2005 to October 16, 2005 in connection with these RSUs.

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

TRL Group Programs

Restricted Stock

On July 2, 2001, the TRL Group awarded certain employees restricted shares of Cendant stock, which vested on various dates through October 2005. The restricted stock plan was assumed by the Predecessor in connection with the January 2004 TRL Group transactions disclosed in Note 18—TRL Group, Inc. Upon vesting, the equivalent number of Cendant common stock shares was required to be distributed to beneficiaries. The annual activity of the Predecessor’s restricted stock plan for the period from January 1, 2005 to October 16, 2005 consisted of (number of restricted stock awards in thousands):

The Predecessor
Balance at January 1, 2005	4
Granted	—
Vested	—
Canceled	—

Balance at October 16, 2005	4

There was no compensation expense related to these shares of restricted stock recognized for the period from January 1, 2005 to October 16, 2005.

17.	EMPLOYEE BENEFIT PLANS

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

Retirement Plans

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, the Company matches, and the Predecessor matched, the contributions of participating employees based on 100% of the first 6% of the participating employee’s contributions up to 6% of the participating employee’s salary. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $5.6 million for the year ended December 31, 2007, $5.8 million for the year ended December 31, 2006 and $1.2 million for the period from October 17, 2005 to December 31, 2005. The Predecessor recorded aggregate defined contribution plan expense of $4.8 million for the period from January 1, 2005 to October 16, 2005.

The Company sponsors, and the Predecessor sponsored, certain other international defined benefit retirement plans that are customary in each local country, including a multi-employer plan in one country. Under these local country defined benefit pension plans, benefits are based on a percentage of an employee’s final average salary or as otherwise described by the plan. The plans are not material, individually or in the aggregate, to the consolidated financial statements.

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

During 2003, Cendant performed a strategic review of the TRL Group membership business, AMS’ existing membership business and Progeny’s domestic insurance and package marketing business. Upon completion of such review, Cendant concluded that it could achieve certain revenue and expense synergies by combining the domestic insurance and package marketing business with the new-member marketing performed by TRL Group. Additionally, as a result of the adoption of FIN 46R, the Predecessor reflected the consolidation of TRL Group’s results in the combined financial statements since January 1, 2002 even though it did not have managerial control of the entity. Therefore, in an effort to achieve the revenue and expense synergies identified in Cendant’s strategic review and to obtain managerial control over an entity whose results were being consolidated, AMS and TRL Group agreed to amend their contractual relationship by terminating the contractual rights, intellectual property license and third party administrator arrangements that AMS had previously entered into with TRL Group in 2001.

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

Certain Litigation and Compliance with Law Matters- Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of AGLLC or Affinion International and (3) constitute a breach or violation of its compliance with law representations and warranties, (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or Affinion International and (c) the August 2005 Suit and the January 2002 Class Action.

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

In connection with the Apollo Transactions, the Company entered into a master transition services agreement with certain subsidiaries of Cendant, pursuant to which the Cendant subsidiaries will provide certain services to the Company at cost for different periods of time generally not exceeding two years from the closing of the Apollo Transactions. These services include financial systems support, treasury function services, information technology and telecommunications services, including help desk services. The expense for such services was $1.2 million, $3.0 million and $0.4 million for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, respectively, and is included in operating costs in the consolidated statements of operations.

The Company also entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. There were no expenses incurred for the year ended December 31, 2007. The expense incurred for such services was $0.8 million and $0.6 million for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005, respectively, and is included in operating costs in the consolidated statement of operations. The revenue earned for such services was $1.5 million, $1.7 million and $0.1 million for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, respectively, and is included in net revenues in the consolidated statements of operations.

In connection with the Apollo Transactions, the Company granted to Cendant a non-exclusive license to its portfolio of patents relating to online award redemption programs through December 31, 2006. The license included the exclusive right to enforce patents against third parties within the field of i) online sales, marketing and distribution of travel services and products and ii) servicing certain airlines. Cendant paid royalty fees for the exclusive right totaling $11.25 million, payable in five quarterly installments of $2.25 million that began in November 2005 and ended in November 2006. The total amount included in net revenues in the consolidated statement of operations for such services, net of purchase accounting adjustments related to the Apollo Transactions, was $3.3 million and $1.9 million for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005, respectively.

Historically, the Company had arrangements with Cendant and its subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operations support (travel agency support and software licensing) and profit sharing arrangements related to the marketing of certain insurance programs. In connection with the Apollo Transactions, these agreements were terminated and the Company entered into new agreements with Cendant and its subsidiaries that require the parties to provide services similar to those provided prior to the Apollo Transactions. There were no revenues earned for such services for the year ended December 31, 2007. The revenue earned for such services was $0.1 million and less than $0.1 million for the year ended December 31, 2006 and for the period from October 17, 2005 to December 31, 2005, respectively, and is included in net revenues in the consolidated statements of operations. The expense incurred for such services was $0.4 million, $0.5 million and $0.1 million for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, respectively, and is included in operating costs in the consolidated statement of operations.

The new marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either i) a fee for each call transferred, ii) a bounty payment for each user that enrolls in one of the Company’s membership programs or iii) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007 upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense for such services was $12.0 million, $12.7 million and $1.4 million for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, respectively, and is included in marketing and commissions expense in the accompanying consolidated statements of operations. Certain of the new marketing agreements have been terminated as of December 31, 2007, obligating the applicable Cendant parties to pay termination fees in the future.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009. The total amount included in net revenues in the consolidated statement of operations for such services was $12.2 million, $11.4 million and $2.6 million for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company entered into a platform services agreement with Travel Distribution Services Group, Inc. (“TDS”), under which, through June 30, 2007, TDS reimbursed the Company for each travel booking fee placed utilizing a third party’s travel service platform in excess of a specified threshold plus reimbursed the Company for platform license fees paid to the third party in excess of a specified threshold. In addition, the Company has the option to use the to-be-developed Orbitz travel membership club platform, if and when developed by TDS, to obtain services related to such platform for the Company’s travel membership clubs by paying TDS a fee per itinerary. The agreement expired on December 31, 2007. The expense reimbursement for such services was $0.4 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively, and is included in operating costs in the consolidated statements of operations. There was no expense reimbursement for these services for the period from October 17, 2005 to December 31, 2005.

The Company entered into a fulfillment and supplier relations services agreement with TDS to use the TDS travel agent tool for booking multiple packages such as airfare and hotel. Pursuant to this agreement, the Company pays TDS a flat fee each year during the term of the agreement and the Company earns referral fees based on the number of travel related segments booked. The agreement will expire on December 31, 2010. The revenue earned for such services was $0.5 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively, and is included in net revenues in the consolidated statement of operations. There was no revenue earned for such services for the period from October 17, 2005 to December 31, 2005. The expense incurred for such services was $2.2 million and $2.0 million for the years ended December 31, 2007 and 2006, respectively, and is included in operating costs in the consolidated statement of operations. There were no expenses related to this agreement for the period from October 17, 2005 to December 31, 2005.

The Company entered into an agreement pursuant to which it agreed to exclusively use the global distribution system (“GDS”), an on-line booking system, of Galileo to make air, hotel or car rental bookings. Pursuant to this agreement, the Company paid Galileo a flat fee that decreased each year during the term of the agreement and Galileo paid the Company a fee per travel booking. The agreement will expire on December 31, 2011, subject to automatic one year renewal periods, unless either party elects upon six months’ prior written notice not to renew the agreement. The agreement was amended effective January 1, 2007 to eliminate the flat fee payable to Galileo and the fee per travel booking payable to the Company, and to add a fee per travel booking payable by the Company to Galileo. The revenue earned for such services was $2.6 million for the year ended December 31, 2006 and is included in net revenues in the consolidated statements of operations. There were no revenues earned for these services for the year ended December 31, 2007 and for the period from October 17, 2005 to December 31, 2005. The expense incurred for such services was $0.5 million and $3.5 million for the years ended December 31, 2007 and 2006, respectively, and is included in operating costs in the consolidated statement of operations. There were no expenses incurred related to the agreement for the period from October 17, 2005 to December 31, 2005.

The Company entered into an agreement which identifies Avis and Budget as preferred suppliers of car rental services to the Company’s customers. The Company will receive discounts and commissions on certain qualifying rentals and marketing funds for marketing and advertising activities promoting Avis and Budget as preferred suppliers of car rental services. The Company is required to use a portion of commissions earned under this agreement for marketing and advertising activities promoting Avis and Budget as preferred suppliers of car rental services. The agreement will expire on December 31, 2010, subject to automatic one-year renewal periods, unless either party elects upon ninety days’ prior written notice not to renew the agreement. The Company may terminate this agreement at any time for any reason or no reason upon thirty days’ prior written notice to Avis/Budget. Avis/Budget may terminate this agreement at any time for any reason or no reason upon one hundred eighty (180) days’ prior written notice to the Company. The total amount included in net revenues in the consolidated statements of operations for such services was $1.5 million, $1.8 million and $0.6 million for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, respectively.

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI will have a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement will expire ten years from October 17, 2005, subject to either party’s right to terminate the agreement on or after the third anniversary of this date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expense for such services was $5.2 million, $5.8 million and $0.4 million for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, respectively, and is included in operating costs in the consolidated statements of operations.

Pursuant to an asset purchase agreement dated January 1, 2005, entered into by CTI and its subsidiary, Travel Advantage Services, Inc. (“TAS”), CTI sold and transferred substantially all of the assets and liabilities of CTI to TAS. In connection with such agreement, the Company also entered into a transition services agreement with TDS. In connection with the closing of the Apollo Transactions, the Company entered into an Amended and Restated Transition Services Agreement, pursuant to which it provided certain information technology services to TDS and CTI until December 31, 2006. These services were provided by the Company at cost. The total amount included in net revenues in the consolidated statement of operations for such services was $0.1 million for the period from October 17,. 2005 to December 31, 2005. There were no revenues related to these services included in the consolidated statement of operations for the years ended December 31, 2007 and 2006.

The Company entered into agreements pursuant to which it will continue to have profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of the Company’s subsidiaries market certain insurance programs and Fairtide provided reinsurance for the related insurance policies which are provided by a third-party insurer. Those agreements have been terminated effective November 1, 2007 and Fairtide will have no further liability for any claims made under those insurance policies on or after November 1, 2007. The total amount included in net revenues in the consolidated statements of operations for such services was $0.2 million, $0.3 million and $0.1 million for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 to December 31, 2005, respectively.

The Company earns referral fees for hotel stays and travel packages. The amount included in net revenues in the consolidated statements of operations for such services was $1.1 million, $0.8 million and $0.4 million for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 through December 31, 2005, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for the period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amounts expensed related this consulting agreement were $2.0 million for each of the years ended December 31, 2007 and 2006 and are included in general and administrative expenses in the consolidated statements of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company may engage Apollo to provide certain services if it engages in any merger, acquisition or similar transaction. If the Company engages another party to provide these services, the Company may be required to pay Apollo a transaction fee. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

During 2006 Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services for the years ended December 31, 2007 and 2006 were $0.9 million and $0.5 million, respectively, and are included in operating expenses in the consolidated statement of operations.

Predecessor Related Party Agreements with Cendant

Corporate Related Functions—The Predecessor was allocated general corporate overhead expenses from Cendant for corporate-related functions, as well as directly attributable expenses. Cendant allocated corporate overhead based on a percentage of forecasted revenues and allocated other expenses that directly benefited the Predecessor based on actual utilization of the services. The Predecessor believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for management to estimate for all historical periods presented, the actual level of expenses that might have been incurred had the Predecessor been operating as an independent company. Corporate expense allocations include executive management, finance, legal, insurance, information technology, telecommunications, call centers and real estate usage. Allocated overhead expenses as well as direct charges for the corporate-related functions totaled approximately $27.2 million for the period from January 1, 2005 to October 16, 2005.

Loyalty Programs—TLS administers loyalty programs for several of Cendant’s subsidiaries. The agreements provide for set-up fees, quarterly program management fees and program development fees. TLS earned loyalty revenues under these programs totaling $10.5 million for the period from January 1, 2005 to October 16, 2005.

Marketing Programs—The Predecessor marketed membership programs to customers of certain Cendant subsidiaries and franchisees. The Predecessor incurred fees paid to the Cendant subsidiaries based on i) the number of telephonic and online opportunities transferred to the Predecessor and the number of successful solicitations resulting from the transfers, or ii) a percentage of the membership revenues earned by the Predecessor resulting from the successful solicitations transferred. The fees paid totaled $6.2 million for the period from January 1, 2005 to October 16, 2005 and are included in marketing and commissions expense on the combined statement of operations.

Travel Programs—CTI provided travel reservation services to certain Cendant subsidiaries’ customers and earned service fees totaling $0.4 million for the period from January 1, 2005 to October 16, 2005. Service fees earned are generally based on a fee per travel item booked reduced for cancellations and are included in net revenues on the combined statement of operations. CTI’s fulfillment and other operational support activities were provided by Cendant. Fulfillment fees charged to the Predecessor totaled $0.8 million for the period from January 1, 2005 to October 16, 2005 and were included in operating costs on the combined statement of operations.

The Predecessor earned commissions from several of Cendant’s subsidiaries for the booking of car rentals on behalf of the travelers that the Predecessor services. Commissions earned are based on a percentage of the car rental revenues earned by the Cendant subsidiaries. Commissions earned totaled $1.1 million for the period from January 1, 2005 to October 16, 2005 and are included in net revenues on the combined statement of operations.

Other Services—The Predecessor provided road and tow services to a Cendant subsidiary’s customers and earned fees totaling $0.3 million for the period from January 1, 2005 to October 16, 2005. The road and tow fees are included in net revenues on the combined statement of operations. The Predecessor insured certain membership program benefits through third party insurance companies and a subsidiary of Cendant provided reinsurance for such programs. The differential between claims experience and reinsurance premiums is shared between the Predecessor and the Cendant subsidiary. Profit-sharing revenue totaled approximately $0.5 million for the period from January 1, 2005 to October 16, 2005 and is included in net revenues on the combined statement of operations. The Predecessor also provides list processing services to certain Cendant subsidiaries. List processing fees totaled $0.1 million for the period from January 1, 2005 to October 16, 2005 and are included in net revenues on the combined statement of operations.

20.	FINANCIAL INSTRUMENTS

Risk Management

Following is a description of the Company’s and the Predecessor’s risk management policies.

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

Interest Rate Swap

The Company entered into an interest rate swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap is $200 million at December 31, 2007 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. The purpose of the swap is to maintain the Company’s fixed/variable ratio within policy guidelines. The interest rate swap is recorded at fair value, either as an asset or liability. Changes in the fair value of the swap, which is not designated as a hedging instrument, are recognized currently in earnings in the consolidated statements of operations.

As disclosed in Note 2—Summary of Significant Accounting Policies, as a matter of policy, the Company does not use, nor did the Predecessor use, derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt.

	2008	2009	2010	2011	2012	2013 and Thereafter	Total	Fair Value At December 31, 2007
Fixed rate debt	$0.2	$0.2	$—	$—	$—	$659.5	$659.9	$656.7
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%

Variable rate debt	$—	$—	$—	$38.5	$655.0	$—	$693.5	$693.5
Average interest rate (a)	7.50%	7.50%	7.50%	7.50%	7.50%	—

Variable to fixed - Interest rate swap (b)								$4.2
Average pay rate	4.86%	4.93%	4.97%
Average receive rate	4.03%	3.47%	4.02%

(a)	Average interest rate is based on rates in effect at December 31, 2007.
(b)	The fair value of the interest rate swap is included in other long-term liabilities at December 31, 2007.

Subsequent Event – In January 2008, the Company entered into an interest rate swap effective February 21, 2008. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The initial notional amount of the swap is $450.0 million and increases in accordance with a contractual amortization schedule through its termination date of February 21, 2011, such that, in conjunction with the swap entered into in 2005, $650.0 million of the Company’s variable rate debt has been converted to fixed rate debt through December 31, 2010.

Credit Risk and Exposure

Financial instruments that potentially subject the Company and subjected the Predecessor to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. Such risk was managed by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2007, there were no significant concentrations of credit risk. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at December 31, 2007 and 2006 due to the short-term maturities of these assets and liabilities.

b.	Investments—At December 31, 2007 and 2006, the carrying amounts of investments, which are included in other current assets on the consolidated balance sheet, approximate fair value, which is based on quoted market prices or other available market information.

c.	Long-Term Debt— The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2007 and 2006 is based upon available information for debt having similar terms and risks. The carrying amount of the Company’s variable-rate debt approximates its fair value at December 31, 2007 and 2006 due to the variable interest rate which fluctuates with the market.

d.	Interest Rate Swap— At December 31, 2007 and 2006, the Company’s estimated fair value of its interest rate swap, which is included in other long-term liabilities and other non-current assets, respectively, on the consolidated balance sheets is based upon available market information.

21.	SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four operating segments does not include general corporate expenses or goodwill impairment. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. Goodwill impairment represents a charge recorded to reduce the goodwill previously ascribed to the Company’s Loyalty business. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have excluded from the presentation of the Segment EBITDA for the Company’s four operating segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reporting segments are the same as those described in Note 2—Summary of Significant Accounting Policies.

Net Revenues

	The Company			The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Affinion North America
Membership products	$683.7	$549.8	$55.0	$600.9
Insurance and package products	365.5	366.0	40.5	276.8
Loyalty products	58.0	66.7	15.8	41.3
Eliminations	(4.9)	(6.7)	(1.5)	(7.0)

Total North America	1,102.3	975.8	109.8	912.0
Affinion International
International products	218.7	161.9	25.1	151.8

Total Net Revenues	$1,321.0	$1,137.7	$134.9	$1,063.8

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA

	The Company			The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Affinion North America
Membership products	$94.7	$(8.3)	$(21.0)	$27.8
Insurance and package products	138.9	118.7	(5.6)	60.8
Loyalty products	19.5	19.3	6.1	8.4

Total North America	253.1	129.7	(20.5)	97.0
Affinion International
International products	22.4	(1.1)	(0.3)	7.0

Total products	275.5	128.6	(20.8)	104.0
Corporate	(10.4)	(4.8)	(0.3)	—
Goodwill impairment	—	(15.5)	—	—

Total Segment EBITDA	$265.1	$108.3	$(21.1)	$104.0

Provided below is a reconciliation of Segment EBITDA to income from operations.

	The Company			The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Segment EBITDA	$265.1	$108.3	$(21.1)	$104.0
Depreciation and amortization	(310.8)	(396.8)	(84.5)	(32.3)

Income (loss) from operations	$(45.7)	$(288.5)	$(105.6)	$71.7

Depreciation and Amortization

	The Company			The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Membership products	$163.5	$244.6	$55.0	$16.6
Insurance and package products	93.5	110.1	21.9	7.0
Loyalty products	12.5	13.5	1.8	3.5
International products	41.3	28.6	5.8	5.2

Total Depreciation and Amortization	$310.8	$396.8	$84.5	$32.3

Segment Assets

	The Company
	December 31, 2007	December 31, 2006
Membership products	$708.1	$865.0
Insurance and package products	547.9	644.9
Loyalty products	83.6	100.9
International products	228.2	243.5

Total products	1,567.8	1,854.3
Corporate	33.4	35.2

Total Segment Assets	$1,601.2	$1,889.5

Capital Expenditures

	The Company			The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
Membership products	$17.6	$16.9	$4.8	$8.7
Insurance and package products	1.5	2.3	0.3	1.2
Loyalty products	1.2	4.0	3.0	10.2
International products	6.3	5.9	0.9	3.9

	26.6	29.1	9.0	24.0
Corporate	0.3	—	—	—

Total Capital Expenditures	$26.9	$29.1	$9.0	$24.0

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

Net Revenues

	The Company			The Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
United States	$1,102.3	$975.8	$109.8	$912.0
United Kingdom	115.8	73.6	7.3	72.7
Other	102.9	88.3	17.8	79.1

Total Revenues	$1,321.0	$1,137.7	$134.9	$1,063.8

Total Assets

	The Company
	December 31, 2007	December 31, 2006
United States	$1,373.0	$1,646.0
United Kingdom	112.4	132.6
Other	115.8	110.9

Total Assets	$1,601.2	$1,889.5

22.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2007 and 2006:

	The Company 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$320.5	$333.3	$330.6	$336.6

Segment EBITDA	$52.1	$62.9	$75.8	$74.3
Depreciation and amortization	(78.9)	(80.3)	(82.9)	(68.7)

(Loss) income from operations	$(26.8)	$(17.4)	$(7.1)	$5.6

Net loss	$(63.3)	$(50.0)	$(43.3)	$(34.5)

	The Company 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$245.9	$264.3	$291.4	$336.1

Segment EBITDA	$7.5	$16.5	$45.0	$39.3
Depreciation and amortization	(101.7)	(106.5)	(106.7)	(81.9)

Loss from operations	$(94.2)	$(90.0)	$(61.7)	$(42.6)

Net loss	$(126.3)	$(130.0)	$(98.7)	$(83.2)

23.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3.0	$11.2	$—	$14.2
Restricted cash	—	23.9	5.2	—	29.1
Receivables, net	0.1	42.4	30.8	—	73.3
Receivables from related parties	—	11.9	0.2	—	12.1
Profit-sharing receivables from insurance carriers	—	58.8	—	—	58.8
Prepaid commissions	—	48.2	13.9	—	62.1
Deferred income taxes	—	1.1	(0.2)	—	0.9
Other current assets	3.6	17.5	18.3	—	39.4

Total current assets	3.7	206.8	79.4	—	289.9
Property and equipment, net	0.5	77.7	12.6	—	90.8
Contract rights and list fees, net	—	12.2	51.0	—	63.2
Goodwill	—	289.5	12.5	—	302.0
Other intangibles, net	—	741.4	67.7	—	809.1
Investment in subsidiaries	1,363.4	—	—	(1,363.4)	—
Intercompany receivables	—	406.4	1.5	(407.9)	—
Other non-current assets	29.1	12.1	5.0	—	46.2

Total assets	$1,396.7	$1,746.1	$229.7	$(1,771.3)	$1,601.2

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable and accrued expenses	49.1	149.5	65.6	—	264.2
Payables to related parties	3.7	4.5	5.1	—	13.3
Deferred revenue	—	220.0	35.1	—	255.1
Income taxes payable	0.6	1.6	0.8	—	3.0

Total current liabilities	53.4	375.8	106.6	—	535.8
Long-term debt	1,347.2	0.1	—	—	1,347.3
Deferred income taxes	(7.9)	12.6	15.5	—	20.2
Deferred revenue	—	29.4	12.2	—	41.6
Intercompany payables	407.9	—	—	(407.9)	—
Other long-term liabilities	13.5	11.8	35.9	—	61.2

Total liabilities	1,814.1	429.7	170.2	(407.9)	2,006.1
Minority interests	—	—	0.6	—	0.6
Stockholder’s equity (deficit)	(417.4)	1,316.4	58.9	(1,363.4)	(405.5)

Total liabilities and stockholder’s equity (deficit)	$1,396.7	$1,746.1	$229.7	$(1,771.3)	$1,601.2

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$59.6	$24.7	$—	$84.3
Restricted cash	—	24.7	4.1	—	28.8
Receivables, net	—	40.1	30.6	—	70.7
Receivables from related parties	0.1	15.1	0.4	(0.1)	15.5
Profit-sharing receivables from insurance carriers	—	59.5	—	—	59.5
Prepaid commissions	—	64.6	7.9	—	72.5
Income tax receivable	—	0.7	2.5	—	3.2
Other current assets	0.1	24.4	14.9	—	39.4

Total current assets	0.2	288.7	85.1	(0.1)	373.9
Property and equipment, net	—	88.6	11.4	—	100.0
Contract rights and list fees, net	—	10.6	51.4	—	62.0
Goodwill	—	289.4	10.6	—	300.0
Other intangibles, net	—	925.6	79.9	—	1,005.5
Investment in subsidiaries (1)	1,385.4	—	—	(1,385.4)	—
Intercompany receivables	—	202.4	—	(202.4)	—
Intercompany loan	16.0	—	—	(16.0)	—
Other non-current assets	35.1	7.9	5.1	—	48.1

Total assets	$1,436.7	$1,813.2	$243.5	$(1,603.9)	$1,889.5

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$50.0	$0.2	$—	$—	$50.2
Accounts payable and accrued expenses	22.6	201.5	55.3	(0.1)	279.3
Payables to related parties	2.0	4.3	5.6	—	11.9
Deferred revenue	—	250.8	21.5	—	272.3
Deferred income taxes	—	9.7	1.8	—	11.5

Total current liabilities	74.6	466.5	84.2	(0.1)	625.2
Long-term debt	1,357.8	0.4	—	—	1,358.2
Deferred income taxes	—	(2.0)	22.2	—	20.2
Deferred revenue	—	20.6	7.1	—	27.7
Intercompany payables	197.4	—	5.0	(202.4)	—
Intercompany loans	—	—	16.0	(16.0)	—
Other long-term liabilities	—	12.8	31.7	—	44.5

Total liabilities	1,629.8	498.3	166.2	(218.5)	2,075.8
Minority interests	—	—	0.6	—	0.6
Stockholder’s equity (deficit) (1)	(193.1)	1,314.9	76.7	(1,385.4)	(186.9)

Total liabilities and stockholder’s equity (deficit)	$1,436.7	$1,813.2	$243.5	$(1,603.9)	$1,889.5

(1)	The presentation of investment in subsidiaries and related stockholder’s equity (deficit) was updated in 2007 to reflect the investment in subsidiaries on an equity basis from a historical cost basis.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Revenues	$—	$1,102.3	$218.7	$—	$1,321.0
Expenses:
Marketing and commissions	—	533.7	74.7	—	608.4
Operating costs	33.4	196.5	104.4	—	334.3
General and administrative	55.8	40.2	17.2	—	113.2
Depreciation and amortization	—	269.5	41.3	—	310.8

Total expenses	89.2	1,039.9	237.6	—	1,366.7

Loss from Operations	(89.2)	62.4	(18.9)		(45.7)
Equity in income (loss) of subsidiaries	(22.0)	—	—	22.0	—
Interest income	—	3.9	1.0	—	4.9
Interest income – intercompany	0.8	—	—	(0.8)	—
Interest expense	(140.0)	(0.2)	(5.0)	—	(145.2)
Interest expense – intercompany	—	—	(0.8)	0.8	—
Other income (expense), net	—	(0.1)	—	—	(0.1)
Corporate allocations	59.8	(55.5)	(4.3)	—	—

Loss Before Income Taxes and Minority Interests	(190.6)	10.5	(28.0)	22.0	(186.1)
Income tax (expense) benefit	(0.5)	(9.3)	5.1	—	(4.7)
Minority interests, net of tax	—	—	(0.3)	—	(0.3)

Net Loss	$(191.1)	$1.2	$(23.2)	$22.0	$(191.1)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Revenues	$—	$975.8	$161.9	$—	$1,137.7

Expenses:
Marketing and commissions	—	525.7	55.2	—	580.9
Operating costs	—	233.8	92.3	—	326.1
General and administrative	4.8	86.6	15.5	—	106.9
Goodwill impairment	—	15.5	—	—	15.5
Depreciation and amortization	—	368.2	28.6	—	396.8

Total expenses	4.8	1,229.8	191.6	—	1,426.2

Loss from Operations	(4.8)	(254.0)	(29.7)		(288.5)
Equity in income (loss) of subsidiaries	(302.2)	—	—	302.2	—
Interest income	0.4	4.7	0.7	(0.1)	5.7
Interest expense	(148.2)	(0.1)	(0.6)	0.1	(148.8)
Corporate allocations	—	3.6	(3.6)	—	—

Loss Before Income Taxes and Minority Interests	(454.8)	(245.8)	(33.2)	302.2	(431.6)
Income tax (expense) benefit	16.6	(23.9)	1.0	—	(6.3)
Minority interests, net of tax	—	—	(0.3)	—	(0.3)

Net Loss	$(438.2)	$(269.7)	$(32.5)	$302.2	$(438.2)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 17, 2005 TO DECEMBER 31, 2005

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Revenues	$—	$109.8	$25.1	$—	$134.9

Expenses:
Marketing and commissions	—	80.9	6.2	—	87.1
Operating costs	—	32.2	16.5	—	48.7
General and administrative	0.3	17.2	2.7	—	20.2
Depreciation and amortization	—	78.7	5.8	—	84.5

Total expenses	0.3	209.0	31.2	—	240.5

Loss from Operations	(0.3)	(99.2)	(6.1)	—	(105.6)
Equity in income (loss) of subsidiaries	(104.6)	—	—	104.6	—
Interest income	0.3	0.8	0.2	—	1.3
Interest expense	(31.7)	(0.1)	(0.1)	—	(31.9)

Loss Before Income Taxes and Minority Interests	(136.3)	(98.5)	(6.0)	104.6	(136.2)
Income tax (expense) benefit	—	(1.5)	1.5	—	—
Minority interests, net of tax	—	—	(0.1)	—	(0.1)

Net Loss	$(136.3)	$(100.0)	$(4.6)	$104.6	$(136.3)

COMBINING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1, 2005 TO OCTOBER 16, 2005

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Net Revenues	$912.0	$151.8	$1,063.8

Expenses:
Marketing and commissions	473.9	41.1	515.0
Operating costs	234.2	80.8	315.0
General and administrative	111.6	22.9	134.5
Gain on sale of assets	(4.7)	—	(4.7)
Depreciation and amortization	27.1	5.2	32.3

Total expenses	842.1	150.0	992.1

Income from Operations	69.9	1.8	71.7
Interest income	0.8	1.1	1.9
Interest expense	(0.5)	—	(0.5)
Other income, net	(0.1)	6.0	5.9

Income Before Income Taxes	70.1	8.9	79.0
Income tax expense	(26.5)	(2.4)	(28.9)

Net Income	$43.6	$6.5	$50.1

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(191.1)	$1.2	$(23.2)	$22.0	$(191.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	269.5	41.3	—	310.8
Amortization of favorable and unfavorable contracts	—	(2.3)	(0.7)	—	(3.0)
Amortization of debt discount and financing costs	6.5	—	—	—	6.5
Unrealized gain on interest rate swap	5.1	—	—	—	5.1
Amortization of share-based compensation	2.7	—	—	—	2.7
Equity in income (loss) of subsidiaries	22.0	—	—	(22.0)	—
Deferred income taxes	0.1	3.8	(9.8)	—	(5.9)
Net change in assets and liabilities:
Restricted cash	—	0.7	(0.7)	—	—
Receivables	(0.1)	(2.3)	2.4	—	—
Receivables from related parties	—	3.3	0.1	—	3.4
Profit-sharing receivables from insurance carriers	—	0.7	—	—	0.7
Prepaid commissions	—	16.5	(6.0)	—	10.5
Other current assets	(3.5)	5.8	(2.9)	—	(0.6)
Contract rights and list fees	—	(2.1)	—	—	(2.1)
Other non-current assets	(0.7)	(3.4)	0.2	—	(3.9)
Intercompany receivables and payables	209.8	(203.3)	(6.5)	—	—
Accounts payable and accrued expenses	26.5	(52.2)	7.8	—	(17.9)
Payables to related parties	(0.3)	(0.6)	(0.7)	—	(1.6)
Deferred revenue	—	(22.5)	17.7	—	(4.8)
Income taxes receivable and payable	1.2	2.3	3.3	—	6.8
Other long-term liabilities	(0.1)	(1.3)	(11.4)	—	(12.8)
Minority interests and other, net	(0.5)	0.5	(1.0)	—	(1.0)

Net cash provided by operating activities	77.6	14.3	9.9	—	101.8

Investing Activities
Capital expenditures	(0.4)	(20.3)	(6.2)	—	(26.9)
Acquisition-related payments, net of cash acquired	—	(50.4)	—	—	(50.4)
Restricted cash	—	—	(0.1)	—	(0.1)

Net cash (used in) investing activities	(0.4)	(70.7)	(6.3)	—	(77.4)

Financing Activities
Borrowings under line of credit, net	38.5	—	—	—	38.5
Principal payments on borrowings	(100.0)	(0.2)	—	—	(100.2)
Intercompany loans	16.5	—	(16.5)	—	—
Dividends paid to parent company	(32.2)	—		—	(32.2)
Distributions to minority shareholder of a subsidiary	—	—	(0.3)	—	(0.3)

Net cash provided by (used in) financing activities	(77.2)	(0.2)	(16.8)	—	(94.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.3)	—	(0.3)

Net increase in cash and cash equivalents	—	(56.6)	(13.5)	—	(70.1)
Cash and cash equivalents, beginning of period	—	59.6	24.7	—	84.3

Cash and Cash Equivalents, End of Period	$—	$3.0	$11.2	$—	$14.2

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(438.2)	$(269.7)	$(32.5)	$302.2	$(438.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	368.2	28.6	—	396.8
Amortization of favorable and unfavorable contracts	—	3.8	(0.7)	—	3.1
Goodwill impairment	—	15.5	—	—	15.5
Amortization of debt discount and financing costs	15.9	—	—	—	15.9
Unrealized gain on interest rate swap	(1.7)	—	—	—	(1.7)
Amortization of share-based compensation (1)	8.9	—	—	—	8.9
Equity in income (loss) of subsidiaries	302.2	—	—	(302.2)	—
Deferred income taxes	—	6.3	(2.9)	—	3.4
Net change in assets and liabilities:
Restricted cash	—	(2.5)	0.5	—	(2.0)
Receivables	—	(3.9)	(2.1)	—	(6.0)
Receivables from related parties (1)	—	(2.6)	(0.1)	—	(2.7)
Profit-sharing receivables from insurance carriers	—	9.0	—	—	9.0
Prepaid commissions	—	(35.0)	(4.7)	—	(39.7)
Other current assets	(0.2)	5.9	(5.1)	—	0.6
Contract rights and list fees	—	(9.6)	—	—	(9.6)
Other non-current assets	—	(4.0)	0.6	—	(3.4)
Intercompany receivables and payables	193.7	(197.6)	3.9	—	—
Accounts payable and accrued expenses (1)	0.4	(10.4)	5.1	—	(4.9)
Payables to related parties (1)	(7.9)	1.5	3.4	—	(3.0)
Deferred revenue	—	147.4	18.2	—	165.6
Income taxes receivable and payable	—	(1.1)	(4.0)	—	(5.1)
Other long-term liabilities (1)	0.1	(3.6)	(1.0)	—	(4.5)
Minority interests and other, net	—	—	0.3	—	0.3

Net cash provided by operating activities	73.2	17.6	7.5	—	98.3

Investing Activities				—
Capital expenditures	—	(23.2)	(5.9)	—	(29.1)
Acquisition of intangible asset	—	—	(17.4)	—	(17.4)
Restricted cash	—	—	2.1	—	2.1

Net cash (used in) investing activities	—	(23.2)	(21.2)	—	(44.4)

Financing Activities				—
Proceeds from borrowings	385.7	—	—	—	385.7
Deferred financing costs	(10.9)	—	—	—	(10.9)
Principal payments on borrowings	(468.5)	(0.5)	—	—	(469.0)
Intercompany loans	(16.0)	—	16.0	—	—
Capital contribution	8.8	—		—	8.8
Intercompany dividends	0.4	(0.4)	—	—	—

Net cash provided by (used in) financing activities	(100.5)	(0.9)	16.0	—	(85.4)

Effect of changes in exchange rates on cash and cash equivalents	—	—	2.4	—	2.4

Net increase in cash and cash equivalents	(27.3)	(6.5)	4.7	—	(29.1)
Cash and cash equivalents, beginning of period	27.3	66.1	20.0	—	113.4

Cash and Cash Equivalents, End of Period	$—	$59.6	$24.7	$—	$84.3

(1)	The presentation of share-based compensation has been updated in 2007 to reflect the share-based compensation as an adjustment to reconcile net loss to net cash provided by operating activities.

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 17, 2005 TO DECEMBER 31, 2005

	The Company
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(136.3)	$(100.0)	$(4.6)	$104.6	$(136.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	78.7	5.8	—	84.5
Amortization of debt discount and financing costs	3.7	—	—	—	3.7
Gain on disposal of property and equipment	—	(0.1)	—	—	(0.1)
Unrealized loss on interest rate swap	0.8	—	—	—	0.8
Amortization of share-based compensation (1)	2.1	—	—	—	2.1
Equity in income (loss) of subsidiaries	104.6	—	—	(104.6)	—
Deferred income taxes	—	2.4	(3.7)	—	(1.3)
Net change in assets and liabilities:
Restricted cash	—	9.6	(1.0)	—	8.6
Receivables	—	9.1	0.3	—	9.4
Receivables from related parties (1)	—	(12.5)	(0.1)	—	(12.6)
Profit-sharing receivables from insurance carriers	—	(2.1)	—	—	(2.1)
Prepaid commissions	—	(29.8)	(2.4)	—	(32.2)
Other current assets	—	(5.3)	(2.8)	—	(8.1)
Contract rights and list fees	—	(1.7)	—	—	(1.7)
Other non-current assets	—	2.8	0.3	—	3.1
Accounts payable and accrued expenses (1)	22.1	(24.8)	(3.3)	—	(6.0)
Payables to related parties (1)	(1.1)	2.5	0.6	—	2.0
Deferred revenue	—	107.1	9.5	—	116.6
Income taxes receivable and payable	—	0.3	0.5	—	0.8
Other long-term liabilities (1)	—	(0.1)	(0.2)	—	(0.3)
Minority interests and other, net	—	0.1	0.1	—	0.2

Net cash provided by (used in) operating activities	(4.1)	36.2	(1.0)	—	31.1

Investing Activities
Capital expenditures	—	(8.1)	(0.9)	—	(9.0)
Acquisition-related payments, net of cash acquired	(1,652.4)	—	23.4	—	(1,629.0)
Restricted cash	—	—	(2.1)	—	(2.1)

Net cash provided by (used in) investing activities	(1,652.4)	(8.1)	20.4	—	(1,640.1)

Financing Activities
Proceeds from borrowings	1,510.0	—	—	—	1,510.0
Deferred financing costs	(42.0)	—	—	—	(42.0)
Principal payments on borrowings	(20.0)	(0.1)	—	—	(20.1)
Intercompany receivables and payables	(39.2)	38.1	1.1	—	—
Capital contribution	275.0	—	—	—	275.0

Net cash provided by financing activities	1,683.8	38.0	1.1	—	1,722.9

Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.5)	—	(0.5)

Net increase in cash and cash equivalents	27.3	66.1	20.0	—	113.4
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and Cash Equivalents, End of Period	$27.3	$66.1	$20.0	$—	$113.4

(1)	The presentation of share-based compensation has been updated in 2007 to reflect the share-based compensation as an adjustment to reconcile net loss to net cash provided by operating activities.

COMBINING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1, 2005 TO OCTOBER 16, 2005

	The Predecessor
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combined
Operating Activities
Net income	$43.6	$6.5	$50.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.1	5.2	32.3
Gain on sale of assets	(4.7)	—	(4.7)
Loss on disposal of property and equipment	1.5	0.4	1.9
Loss on mark-to-market of Cendant stock	0.1	—	0.1
Deferred income taxes	19.5	6.4	25.9
Net change in assets and liabilities:
Restricted cash	(9.6)	(0.8)	(10.4)
Receivables	(1.4)	18.4	17.0
Profit-sharing receivables from insurance carriers	(1.8)	—	(1.8)
Prepaid commissions	25.0	0.9	25.9
Other current assets	(0.2)	19.6	19.4
Deferred acquisition costs	4.9	—	4.9
Contract rights and list fees	(0.1)	—	(0.1)
Other non-current assets	0.4	4.2	4.6
Accounts payable and accrued expenses	18.2	(4.4)	13.8
Deferred revenue	(58.6)	(2.9)	(61.5)
Income taxes receivable and payable	0.8	(11.9)	(11.1)
Other long-term liabilities	(0.2)	—	(0.2)
Minority interests and other, net	(1.0)	1.4	0.4

Net cash provided by operating activities	63.5	43.0	106.5

Investing Activities
Capital expenditures	(20.1)	(3.9)	(24.0)
Acquisition related payment	(15.7)	—	(15.7)
Restricted cash	(0.1)	0.3	0.2

Net cash used in investing activities	(35.9)	(3.6)	(39.5)

Financing Activities
Principal payments on borrowings	(0.5)	—	(0.5)
Payment for Cendant credit agreement	(30.0)	—	(30.0)
Decrease (increase) in advances to Cendant, net	39.3	(32.2)	7.1

Net cash provided by (used in) financing activities	8.8	(32.2)	(23.4)

Effect of changes in exchange rates on cash and cash equivalents	—	(1.9)	(1.9)

Net increase in cash and cash equivalents	36.4	5.3	41.7
Cash and cash equivalents, beginning of period	4.4	18.1	22.5

Cash and Cash Equivalents, End of Period	$40.8	$23.4	$64.2

* * * *