Form 10-Q
period 2008-03-31
Affinion Group, Inc.
filed 2008-05-02
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company)  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2008 was 100.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

(In millions, except share amounts)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$23.5	$14.2
Restricted cash	28.0	29.1
Receivables (net of allowance for doubtful accounts of $1.3 and $1.3, respectively)	75.9	73.3
Receivables from related parties	10.9	12.1
Profit-sharing receivables from insurance carriers	72.9	58.8
Prepaid commissions	63.3	62.1
Deferred income taxes	0.9	0.9
Other current assets	44.6	39.4

Total current assets	320.0	289.9
Property and equipment, net	89.1	90.8
Contract rights and list fees, net	58.3	63.2
Goodwill	302.8	302.0
Other intangibles, net	757.6	809.1
Other non-current assets	47.7	46.2

Total assets	$1,575.5	$1,601.2

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$0.2	$0.2
Accounts payable and accrued expenses	275.8	264.2
Payables to related parties	11.6	13.3
Deferred revenue	258.7	255.1
Income taxes payable	3.1	3.0

Total current liabilities	549.4	535.8
Long-term debt	1,360.0	1,347.3
Deferred income taxes	23.4	20.2
Deferred revenue	42.2	41.6
Other long-term liabilities	66.1	61.2

Total liabilities	2,041.1	2,006.1

Minority interests	0.7	0.6

Commitments and contingencies (Note 6)

Stockholder’s Equity (Deficit):
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	328.1	348.7
Accumulated deficit	(810.3)	(766.5)
Accumulated other comprehensive income	15.9	12.3

Total stockholder’s equity (deficit)	(466.3)	(405.5)

Total liabilities and stockholder’s equity (deficit)	$1,575.5	$1,601.2

See notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In millions)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Net revenues	$339.2	$320.5

Expenses:
Marketing and commissions	153.5	150.0
Operating costs	89.8	86.0
General and administrative	27.7	32.4
Depreciation and amortization	67.9	78.9

Total expenses	338.9	347.3

Income (loss) from operations	0.3	(26.8)
Interest income	0.5	1.2
Interest expense	(39.0)	(36.0)

Loss before income taxes and minority interests	(38.2)	(61.6)
Income tax expense	(5.4)	(1.6)
Minority interests, net of tax	(0.2)	(0.1)

Net loss	$(43.8)	$(63.3)

See notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In millions)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Operating Activities
Net loss	$(43.8)	$(63.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67.9	78.9
Amortization of favorable and unfavorable contracts	(0.8)	(0.7)
Amortization of debt discount and financing costs	1.5	1.5
Unrealized loss on interest rate swap	6.0	0.9
Stock-based compensation	0.8	0.8
Deferred income taxes	2.9	(0.5)
Net change in assets and liabilities:
Restricted cash	1.4	(0.8)
Receivables	(1.3)	1.6
Receivables from related parties	1.2	—
Profit-sharing receivables from insurance carriers	(14.1)	(12.2)
Prepaid commissions	(1.2)	6.5
Other current assets	(3.3)	2.2
Contract rights and list fees	0.1	(0.8)
Other non-current assets	(1.6)	(1.6)
Accounts payable and accrued expenses	9.1	(18.6)
Payables to related parties	(2.6)	(3.9)
Deferred revenue	4.0	2.9
Income taxes receivable and payable	—	3.0
Other long-term liabilities	(0.7)	(1.7)
Minority interests and other, net	—	0.1

Net cash provided by (used in) operating activities	25.5	(5.7)

Investing Activities
Capital expenditures	(8.6)	(4.9)
Restricted cash	(0.1)	—

Net cash used in investing activities	(8.7)	(4.9)

Financing Activities
Borrowings under line of credit, net	12.5	—
Principal payments on borrowings	(0.1)	(25.0)
Dividends paid to parent company	(20.6)	(8.1)
Distribution to minority shareholder of a subsidiary	—	(0.4)

Net cash used in financing activities	(8.2)	(33.5)

Effect of changes in exchange rates on cash and cash equivalents	0.7	—

Net increase (decrease) in cash and cash equivalents	9.3	(44.1)
Cash and cash equivalents, beginning of period	14.2	84.3

Cash and cash equivalents, end of period	$23.5	$40.2

Supplemental Disclosure of Cash Flow Information:
Interest payments	$13.3	$16.7

Income tax payments	$2.3	$1.7

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and the combined financial statements of the Predecessor for the period from January 1, 2005 to October 16, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008 (the “Form 10-K”).

Business Description —The Company is a leading global provider of comprehensive marketing services and loyalty programs to many of the largest and most respected companies in the world. The Company partners with these leading companies to develop customized marketing programs that provide valuable products and services to their end customers using its creative design and product development capabilities. These products and services enable the Company’s marketing partners to strengthen their customer relationships, as well as generate significant incremental revenue, generally in the form of commission payments paid by the Company. The Company has substantial expertise in deploying various types of media, such as direct mail and the Internet, and bundling unique benefits to offer valuable products and services to the end customers of its marketing partners on a highly targeted basis. The Company provides credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty programs, various checking account and credit card enhancement services and other products and services.

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

•	Insurance and Package Products. The Company markets AD&D and other insurance programs and designs and provides checking account enhancement programs primarily to financial institutions.

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

Recently Adopted Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159. Adoption of SFAS 157 and SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows as the Company did not elect the fair value option available under SFAS 159 for any of its financial instruments. See Note 9 for additional information.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which replaced Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition or purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R cannot be applied prior to that date.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company’s adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial position, results of operations and cash flows.

2.	INTANGIBLE ASSETS

Intangible assets consisted of:

	March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$809.7	$(419.9)	$389.8
Affinity relationships	587.0	(268.8)	318.2
Proprietary databases and systems	54.2	(43.3)	10.9
Trademarks and tradenames	26.8	(4.4)	22.4
Patents and technology	25.0	(9.7)	15.3
Covenant not to compete	1.0	—	1.0

	$1,503.7	$(746.1)	$757.6

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$809.7	$(388.5)	$421.2
Affinity relationships	583.3	(250.5)	332.8
Proprietary databases and systems	54.2	(38.8)	15.4
Trademarks and tradenames	26.6	(3.8)	22.8
Patents and technology	25.0	(9.1)	15.9
Covenant not to compete	1.0	—	1.0

	$1,499.8	$(690.7)	$809.1

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Member relationships	$31.4	$38.2
Affinity relationships	16.9	22.8
Proprietary databases and systems	4.5	4.3
Trademarks and tradenames	0.6	0.4
Patents and technology	0.6	0.7
Covenant not to compete	—	—

	$54.0	$66.4

Based on the Company’s amortizable intangible assets as of March 31, 2008, the Company expects the related amortization expense for 2008 and the four succeeding fiscal years to be $207.2 million in 2008, $154.9 million in 2009, $128.3 million in 2010, $110.8 million in 2011 and $89.5 million in 2012.

Goodwill attributed to each of the Company’s reporting segments is as follows:

	March 31, 2008	December 31, 2007
Membership products	$231.1	$231.1
Insurance and package products	58.3	58.3
International products	13.4	12.6

	$302.8	$302.0

The change in the Company’s carrying amount of goodwill in 2008 is due to changes in foreign currency exchange rates.

3.	CONTRACT RIGHTS AND LIST FEES

Contract rights and list fees consisted of:

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$71.7	$(24.5)	$47.2	$72.5	$(20.6)	$51.9
List fees	15.1	(4.0)	11.1	14.6	(3.3)	11.3

	$86.8	$(28.5)	$58.3	$87.1	$(23.9)	$63.2

Amortization expense for the three months ended March 31, 2008 was $5.2 million, of which $0.6 million is included in marketing expense and $4.6 million is included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations. Amortization expense for the three months ended March 31, 2007 was $4.4 million, of which $0.6 million is included in marketing expense and $3.8 million is included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations. Based on the Company’s contract rights and list fees as of March 31, 2008, the Company expects the related amortization expense for 2008 and the four succeeding years to be approximately $20.8 million in 2008, $17.0 million in 2009, $12.5 million in 2010, $9.8 million in 2011 and $1.0 million in 2012.

4.	LONG-TERM DEBT

Long-term debt consisted of:

	March 31, 2008	December 31, 2007
Term loan due 2012	$655.0	$655.0
Revolving credit facility	51.0	38.5
10 1/8 % senior notes due 2013, net of unamortized discount of $1.6 and $1.7, respectively, with an effective interest rate of 10.285%	302.4	302.3
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $4.0 and $4.2, respectively, with an effective interest rate of 11.75%	351.5	351.3
Capital lease obligations	0.3	0.4

Total debt	1,360.2	1,347.5
Less: current portion of long-term debt	(0.2)	(0.2)

Long-term debt	$1,360.0	$1,347.3

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities.

The Affinion Credit Facility is secured by all of the outstanding stock of the Company held by Affinion Holdings and substantially all of the assets of the Company, subject to certain exceptions. Through March 31, 2008, the Company made nine voluntary principal prepayments of the term loan aggregating $205.0 million and, therefore, all of the Company’s mandatory quarterly repayment obligations have been satisfied. The Affinion Credit Facility permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. Effective January 4, 2007, the Affinion Credit Facility was amended to decrease the interest rate on the term loan facility by 25 basis points, initially, and to provide for an additional 25 basis point decrease if the corporate family rating of Affinion Group reached B1 or higher by Moody’s and B+ or higher by S&P. The amendment also modified the definition of change of control. The revolving credit facility carries a commitment fee of 0.5% on the unused amount. As of March 31, 2008 and December 31, 2007, borrowings outstanding under the revolving credit facility were $51.0 million and $38.5 million, respectively. As of March 31, 2008, the Company has $47.5 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $1.5 million of letters of credit.

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bear interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes mature on October 15, 2013. The Senior Notes are senior unsecured obligations and rank equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. As discussed in Note 11—Guarantor/Non-Guarantor Supplemental Financial Information, the Senior Notes are guaranteed by certain subsidiaries of the Company. The Senior Notes contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The interest on the Senior Subordinated Notes is payable semi-annually. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment to the Company’s existing and future senior obligations and senior to the Company’s future subordinated obligations. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the Senior Notes as discussed in Note 11—Guarantor/Non-Guarantor Supplemental Financial Information. The Senior Subordinated Notes contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

As of March 31, 2008, the Company was in compliance with various covenants contained in the Affinion Credit Facility and the indentures that govern the Senior Notes and the Senior Subordinated Notes.

5.	INCOME TAXES

The Company’s effective income tax rates for the three months ended March 31, 2008 and 2007 were (13.9)% and (2.7)%, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes and valuation allowances required with respect to the increase in certain net deferred tax assets.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007 and increased its tax reserves for uncertain tax positions included in other long-term liabilities by $9.4 million, decreased its long-term deferred income taxes by $7.9 million, decreased its income taxes payable by $0.6 million and increased its January 1, 2007 accumulated deficit by $0.9 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no recognition of additional penalties and interest required as a result of the adoption of FIN 48.

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Tax years which are open to domestic examination include Federal, state and local. For significant foreign jurisdictions, tax years in Germany and the United Kingdom remain open. The period for which both domestic and foreign tax years are open is based on local laws for each jurisdiction which have not been extended beyond applicable statutes. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months. Any income tax liabilities or refunds relating to periods prior to October 17, 2005 are the responsibility of Cendant as discussed in Note 8.

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

On November 12, 2002, a class action complaint (the “November 2002 Class Action”) was filed against Sears, Roebuck & Co., Sears National Bank, Cendant Membership Services, Inc., and Allstate Insurance Company in the Circuit Court of Alabama for Greene County alleging, among other things, breach of contract, unjust enrichment, breach of duty of good faith and fair dealing and violations of the Illinois consumer fraud and deceptive practices act. The case was removed to the U.S. District Court for the Northern District of Alabama but was remanded to the Circuit Court of Alabama for Greene County. The Company has filed a motion to compel arbitration, which was granted by the court on January 31, 2008. In granting the Company’s motion, the court further ordered that any arbitration with respect to this matter take place on an individual (and not class) basis. On February 28, 2008, plaintiffs filed a motion for reconsideration of the court’s order. The court has yet to rule on plaintiffs’ motion.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of March 31, 2008, the Company provided guarantees for surety bonds totaling approximately $10.9 million and issued letters of credit totaling $1.8 million.

7.	STOCK-BASED COMPENSATION

        In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the Board of Directors (the “Board”) of Affinion Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Options granted under the 2005 Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 4.3 million shares of Affinion Holdings’ common stock under the 2005 Plan over a ten year period. On January 30, 2007, the Board adopted an amendment to the 2005 Plan to formally document the aggregate increase of 0.2 million shares previously authorized during 2006 and further increase the number of shares of common stock issuable under the 2005 Plan by 0.4 million to an aggregate of 4.9 million shares. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below.

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of March 31, 2008, there were 9.2 million shares available under the 2007 Plan for future grants.

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

Stock Options

During the three months ended March 31, 2007, less than 0.1 million stock options were granted to employees from the 2005 Plan. The options were granted with an exercise price of $4.76, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A		Tranche B		Tranche C
Exercise price	$4.76		$4.76		$4.76
Vesting	Ratably over 5 years	*	100% after 8 years	**	100% after 8 years	**
Term of option	10 years		10 years		10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the three months ended March 31, 2008, less than 0.1 million stock options were granted to employees from the 2007 Plan. These options were granted with an exercise price of $13.02, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan had the following terms:

Exercise price	$13.02
Vesting period	Ratably over 4 years
Option term	10 years

During the three months ended March 31, 2008 and 2007, there were no stock options granted to members of the Board of Directors.

The fair value of each option award from the 2005 Plan during the three months ended March 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding and is based on the average of the requisite service period and the contractual term of the option.

	Tranche A	Tranche B	Tranche C
Expected volatility	43%	47%	48%
Expected life (in years)	6.50	8.43	8.72
Risk-free interest rate	4.40%	4.46%	4.46%
Dividend yield	—%	—%	—%

The fair value of each option award from the 2007 Plan during the three months ended March 31, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

Expected volatility	48%
Expected life (in years)	6.25
Risk-free interest rate	3.89%
Dividend yield	—%

A summary of option activity for the three months ended March 31, 2008 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at December 31, 2007	2,120	1,056	1,056	318	642
Granted	—	—	—	—	89
Exercised	(2)	—	—	—	—
Forfeited or expired	(2)	(1)	(1)	—	(5)

Outstanding options at March 31, 2008	2,116	1,055	1,055	318	726

Vested or expected to vest at March 31, 2008	2,116	1,055	1,055	318	726

Exercisable options at March 31, 2008	726	—	—	318	—

Weighted average remaining contractual term (in years)	7.8	7.8	7.8	8.6	9.7
Weighted average grant date fair value per option granted in 2008	$—	$—	$—	$—	$6.74

Based on the estimated fair values of options granted, stock-based compensation expense for the three months ended March 31, 2008 and 2007 totaled $0.7 million and $0.4 million, respectively. As of March 31, 2008, there was $11.6 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 2.0 years.

In January 2007, Affinion Holdings declared a special dividend on its common stock. As a result of the special dividend, in accordance with the 2005 Plan, Affinion Holdings modified the outstanding stock options to make the option holders whole. The modifications were effected through a distribution to option holders of $5.2 million and an adjustment of the exercise price of the then outstanding options to $1.43. The distribution to option holders was recognized by the Company as compensation expense in the first quarter of 2007.

Restricted Stock

In connection with the Apollo Transactions, the Chief Executive Officer was granted 105,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share. This award was scheduled to vest 100% after five years of service or earlier upon a change of control of Affinion Holdings. In March 2007, the Board accelerated the vesting date to April 2, 2007. The fair value of this award was estimated to be $0.5 million, based upon the grant date fair value per common share of Affinion Holdings of $4.76 and the remaining unamortized compensation expense was recognized in general and administrative expense as stock-based compensation expense in the first quarter of 2007.

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

A summary of restricted stock activity is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2008	63	$9.52
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at March 31, 2008	63	$9.52

Weighted average remaining contractual term (in years)	2.0

Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three months ended March 31, 2008 and 2007 totaled less than $0.1 million and $0.4 million, respectively. As of March 31, 2008, there was $0.4 million of unrecognized compensation cost related to the remaining vesting period of restricted stock granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 1.0 years.

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

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of AGLLC or Affinion International and (3) constitute a breach or violation of its compliance with law representations and warranties, (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or Affinion International and (c) the August 2005 Suit and the January 2002 Class Action (as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

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

As publicly announced, as part of a plan to split into four independent companies, Cendant has (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a publicly traded company which owns the vehicle rental business (“Avis/Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham continues to hold a portion of the preferred stock and warrant issued in connection with the Transactions, while Realogy was subsequently acquired by an affiliate of Apollo.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The revenue earned for such services was $0.4 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations.

New marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $0.7 million for each of the three months ended March 31, 2008 and 2007, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $3.0 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe, a subsidiary of Cendant (“RCI”), as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI will have a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement will expire ten years from its effective date of October 17, 2005, subject to either party’s right to terminate the agreement on or after the third anniversary of its effective date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expense for such services was $1.5 million for each of the three months ended March 31, 2008 and 2007, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into agreements pursuant to which it had profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of the Company’s subsidiaries market certain insurance programs and Fairtide provided reinsurance for the related insurance policies provided by a third-party insurer. Those agreements have been terminated effective November 1, 2007 and Fairtide will have no further liability for any claims made under those insurance policies on or after November 1, 2007. The total amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was less than $0.1 million for the three months ended March 31, 2007.

The Company earns referral fees for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.5 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amounts expensed related to this consulting agreement were $0.5 million for each of the three months ended March 31, 2008 and 2007, and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services for the three months ended March 31, 2008 and 2007 were $0.3 million and $0.4 million, respectively, and are included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

9.	FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

The Company entered into an interest rate swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap was $200.0 million at March 31, 2008 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates.

In January 2008, the Company entered into an interest rate swap effective February 21, 2008. This swap has an initial notional amount of $450.0 million, increasing to $500.0 million on February 21, 2009 and $600.0 million on February 21, 2010. Under this swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The effect of this swap, in conjunction with the Company’s previously existing swap is to convert substantially all of the variable rate debt to a fixed rate obligation.

The interest rate swaps are recorded at fair value, either as a non-current asset or non-current liability. The swaps are not designated as hedging instruments and therefore changes in the fair value of the swaps are recognized currently in earnings in the accompanying unaudited condensed consolidated statements of operations.

The Company adopted SFAS No. 157 as of January 1, 2007, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy in SFAS 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, giving the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Level 1 inputs to a fair value measurement are quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The carrying values and fair values of certain financial instruments as of March 31, 2008 are shown in the table below.

	Fair Value Measurements at March 31, 2008
	Fair Value at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Long-term debt	(1,351.5)	(645.2)	(706.3)	—
Interest rate swaps (included in other long-term liabilities)	(10.2)	—	(10.2)	—

The fair value of the trading securities and publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, approximates its face amount due to the variable interest rate which fluctuates with the market. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions and the Company does not expect any losses from non-performance by these counterparties.

10.	SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon revenue and “Segment EBITDA,” which is defined as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four operating segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” general corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four operating segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reporting segments are the same as those described in Note 2 – Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2007.

Net Revenues

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Affinion North America
Membership products	$171.8	$170.5
Insurance and package products	90.4	90.4
Loyalty products	14.9	12.5
Eliminations	(1.0)	(1.2)

Total North America	276.1	272.2
Affinion International products	63.1	48.3

	$339.2	$320.5

Segment EBITDA

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Affinion North America
Membership products	$28.4	$19.3
Insurance and package products	32.9	33.8
Loyalty products	4.2	2.9

Total North America	65.5	56.0
Affinion International products	4.3	3.2

Total products	69.8	59.2
Corporate	(1.6)	(7.1)

	$68.2	$52.1

Provided below is a reconciliation of Segment EBITDA to loss from operations:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Segment EBITDA	$68.2	$52.1
Depreciation and amortization	(67.9)	(78.9)

Income (loss) from operations	$0.3	$(26.8)

11.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents the results of the Company, on an unconsolidated basis, under the column “Affinion Group, Inc.,” and the results of the combined guarantor subsidiaries and the combined non-guarantor subsidiaries as defined in the indentures governing the Senior Notes and Senior Subordinated Notes. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11.4	$(7.1)	$19.2	$—	$23.5
Restricted cash	—	23.2	4.8	—	28.0
Receivables, net	0.1	43.4	32.4	—	75.9
Receivables from related parties	—	10.6	0.3	—	10.9
Profit-sharing receivables from insurance carriers	—	72.9	—	—	72.9
Prepaid commissions	—	48.6	14.7	—	63.3
Deferred income taxes	—	1.0	(0.1)	—	0.9
Other current assets	5.3	18.2	21.1	—	44.6

Total current assets	16.8	210.8	92.4	—	320.0
Property and equipment, net	1.3	73.9	13.9	—	89.1
Contract rights and list fees, net	—	12.0	46.3	—	58.3
Goodwill	—	289.5	13.3	—	302.8
Other intangibles, net	—	691.1	66.5	—	757.6
Investment in subsidiaries	1,360.3	—	—	(1,360.3)	—
Intercompany receivables	—	444.7	—	(444.7)	—
Other non-current assets	27.9	14.6	5.2	—	47.7

Total assets	$1,406.3	$1,736.6	$237.6	$(1,805.0)	$1,575.5

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable and accrued expenses	70.7	136.9	68.2	—	275.8
Payables to related parties	4.3	1.1	6.2	—	11.6
Deferred revenue	—	221.1	37.6	—	258.7
Income taxes payable	1.3	0.1	1.7	—	3.1

Total current liabilities	76.3	359.4	113.7	—	549.4
Long-term debt	1,359.9	0.1	—	—	1,360.0
Deferred income taxes	(7.8)	15.7	15.5	—	23.4
Deferred revenue	—	28.4	13.8	—	42.2
Intercompany payables	440.0	—	4.7	(444.7)	—
Other long-term liabilities	19.7	11.0	35.4	—	66.1

Total liabilities	1,888.1	414.6	183.1	(444.7)	2,041.1
Minority interests	—	—	0.7	—	0.7
Stockholder’s equity (deficit)	(481.8)	1,322.0	53.8	(1,360.3)	(466.3)

Total liabilities and stockholder’s equity (deficit)	$1,406.3	$1,736.6	$237.6	$(1,805.0)	$1,575.5

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3.0	$11.2	$—	$14.2
Restricted cash	—	23.9	5.2	—	29.1
Receivables, net	0.1	42.4	30.8	—	73.3
Receivables from related parties	—	11.9	0.2	—	12.1
Profit-sharing receivables from insurance carriers	—	58.8	—	—	58.8
Prepaid commissions	—	48.2	13.9	—	62.1
Income tax receivable	—	1.1	(0.2)	—	0.9
Other current assets	3.6	17.5	18.3	—	39.4

Total current assets	3.7	206.8	79.4	—	289.9
Property and equipment, net	0.5	77.7	12.6	—	90.8
Contract rights and list fees, net	—	12.2	51.0	—	63.2
Goodwill	—	289.5	12.5	—	302.0
Other intangibles, net	—	741.4	67.7	—	809.1
Investment in subsidiaries	1,363.4	—	—	(1,363.4)	—
Intercompany receivables	—	406.4	1.5	(407.9)	—
Other non-current assets	29.1	12.1	5.0	—	46.2

Total assets	$1,396.7	$1,746.1	$229.7	$(1,771.3)	$1,601.2

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable and accrued expenses	49.1	149.5	65.6	—	264.2
Payables to related parties	3.7	4.5	5.1	—	13.3
Deferred revenue	—	220.0	35.1	—	255.1
Income taxes payable	0.6	1.6	0.8	—	3.0

Total current liabilities	53.4	375.8	106.6	—	535.8
Long-term debt	1,347.2	0.1	—	—	1,347.3
Deferred income taxes	(7.9)	12.6	15.5	—	20.2
Deferred revenue	—	29.4	12.2	—	41.6
Intercompany payables	407.9	—	—	(407.9)	—
Other long-term liabilities	13.5	11.8	35.9	—	61.2

Total liabilities	1,814.1	429.7	170.2	(407.9)	2,006.1
Minority interests	—	—	0.6	—	0.6
Stockholder’s equity (deficit)	(417.4)	1,316.4	58.9	(1,363.4)	(405.5)

Total liabilities and stockholder’s equity (deficit)	$1,396.7	$1,746.1	$229.7	$(1,771.3)	$1,601.2

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$276.1	$63.1	$—	$339.2

Expenses:
Marketing and commissions	0.2	129.0	24.3	—	153.5
Operating costs	8.7	52.1	29.0	—	89.8
General and administrative	13.1	9.1	5.5	—	27.7
Depreciation and amortization	—	58.6	9.3	—	67.9

Total expenses	22.0	248.8	68.1	—	338.9

Income (loss) from operations	(22.0)	27.3	(5.0)	—	0.3
Equity in income (loss) of subsidiaries	(3.1)	—	—	3.1	—
Interest income	—	0.4	0.1	—	0.5
Interest expense	(37.3)	(0.5)	(1.2)	—	(39.0)
Corporate allocations	19.6	(18.0)	(1.6)	—	—

Income (loss) before income taxes and minority interests	(42.8)	9.2	(7.7)	3.1	(38.2)
Income tax (expense) benefit	(1.0)	(3.6)	(0.8)	—	(5.4)
Minority interests, net of tax	—	—	(0.2)	—	(0.2)

Net loss	$(43.8)	$5.6	$(8.7)	$3.1	$(43.8)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$272.2	$48.3	$—	$320.5

Expenses:
Marketing and commissions	—	134.7	15.3	—	150.0
Operating costs	7.8	52.9	25.3	—	86.0
General and administrative	18.4	9.5	4.5	—	32.4
Depreciation and amortization	1.5	68.0	9.4	—	78.9

Total expenses	27.7	265.1	54.5	—	347.3

Loss from operations	(27.7)	7.1	(6.2)	—	(26.8)
Equity in income (loss) of subsidiaries	(0.9)	—	—	0.9	—
Interest income	—	1.0	0.2	—	1.2
Interest income – intercompany	0.3	—	—	(0.3)	—
Interest expense	(35.0)	—	(1.0)	—	(36.0)
Interest expense – intercompany	—	—	(0.3)	0.3	—
Corporate allocations	—	0.9	(0.9)	—	—

Income (loss) before income taxes and minority interests	(63.3)	9.0	(8.2)	0.9	(61.6)
Income tax (expense) benefit	—	(2.6)	1.0	—	(1.6)
Minority interests, net of tax	—	—	(0.1)	—	(0.1)

Net loss	$(63.3)	$6.4	$(7.3)	$0.9	$(63.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(43.8)	$5.6	$(8.7)	$3.1	$(43.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	58.6	9.3	—	67.9
Amortization of favorable and unfavorable contracts	—	(0.6)	(0.2)	—	(0.8)
Amortization of debt discount and financing costs	1.5	—	—	—	1.5
Unrealized gain on interest rate swap	6.0	—	—	—	6.0
Stock-based compensation	0.8	—	—	—	0.8
Equity in income (loss) of subsidiaries	3.1	—	—	(3.1)	—
Deferred income taxes	0.2	3.2	(0.5)	—	2.9
Net change in assets and liabilities:
Restricted cash	—	0.8	0.6	—	1.4
Receivables	—	(1.1)	(0.2)	—	(1.3)
Receivables from related parties	—	1.2	—	—	1.2
Profit-sharing receivables from insurance carriers	—	(14.1)	—	—	(14.1)
Prepaid commissions	—	(0.4)	(0.8)	—	(1.2)
Other current assets	(1.1)	(0.1)	(2.1)	—	(3.3)
Contract rights and list fees	—	0.1	—	—	0.1
Other non-current assets	0.1	(1.5)	(0.2)	—	(1.6)
Intercompany receivables and payables	32.0	(38.2)	6.2	—	—
Accounts payable and accrued expenses	20.7	(12.8)	1.2	—	9.1
Payables to related parties	(0.2)	(3.4)	1.0	—	(2.6)
Deferred revenue	—	0.1	3.9	—	4.0
Income taxes receivable and payable	0.6	(1.4)	0.8	—	—
Other long-term liabilities	0.2	(0.2)	(0.7)	—	(0.7)

Net cash provided by (used in) operating activities	20.1	(4.2)	9.6	—	25.5

Investing Activities
Capital expenditures	(0.6)	(5.8)	(2.2)	—	(8.6)
Restricted cash	—	—	(0.1)	—	(0.1)

Net cash used in investing activities	(0.6)	(5.8)	(2.3)	—	(8.7)

Financing Activities
Borrowings under line of credit, net	12.5	—	—	—	12.5
Principal payments on borrowings	—	(0.1)	—	—	(0.1)
Dividends paid to parent company	(20.6)	—	—	—	(20.6)

Net cash used in financing activities	(8.1)	(0.1)	—	—	(8.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.7	—	0.7

Net decrease in cash and cash equivalents	11.4	(10.1)	8.0	—	9.3
Cash and cash equivalents, beginning of period	—	3.0	11.2	—	14.2

Cash and cash equivalents, end of period	$11.4	$(7.1)	$19.2	$—	$23.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(63.3)	$6.4	$(7.3)	$0.9	$(63.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1.5	68.0	9.4	—	78.9
Amortization of favorable and unfavorable contracts	—	(0.5)	(0.2)	—	(0.7)
Amortization of debt discount and financing costs	1.5	—	—	—	1.5
Unrealized gain on interest rate swap	0.9	—	—	—	0.9
Stock-based compensation	0.8	—	—	—	0.8
Equity in income (loss) of subsidiaries	0.9	—	—	(0.9)	—
Deferred income taxes	—	(0.1)	(0.4)	—	(0.5)
Net change in assets and liabilities:
Restricted cash	—	(0.6)	(0.2)	—	(0.8)
Receivables	—	6.2	(4.6)	—	1.6
Receivables from related parties	0.2	(0.4)	0.2	—	—
Profit-sharing receivables from insurance carriers	—	(12.2)	—	—	(12.2)
Prepaid commissions	—	7.3	(0.8)	—	6.5
Other current assets	(6.4)	5.0	3.6	—	2.2
Contract rights and list fees	—	(0.8)	—	—	(0.8)
Other non-current assets	(0.1)	(1.7)	0.2	—	(1.6)
Intercompany receivables and payables	64.5	(64.6)	0.1	—	—
Accounts payable and accrued expenses	32.5	(45.3)	(5.8)	—	(18.6)
Payables to related parties	—	1.0	(4.9)	—	(3.9)
Deferred revenue	—	(1.5)	4.4	—	2.9
Income taxes receivable and payable	—	1.9	1.1	—	3.0
Other long-term liabilities	0.8	(1.2)	(1.3)	—	(1.7)
Minority interests and other, net	—	—	0.1	—	0.1

Net cash provided by operating activities	33.8	(33.1)	(6.4)	—	(5.7)

Investing Activities
Capital expenditures	(2.0)	(2.6)	(0.3)	—	(4.9)
Restricted cash	—	—	—	—	—

Net cash provided by (used in) investing activities	(2.0)	(2.6)	(0.3)	—	(4.9)

Financing Activities
Principal payments on borrowings	(25.0)	—	—	—	(25.0)
Intercompany loan	1.3	—	(1.3)	—	—
Dividends paid to parent company	(8.1)	—	—	—	(8.1)
Distribution to a minority shareholder of a subsidiary	—	—	(0.4)	—	(0.4)

Net cash used in financing activities	(31.8)	—	(1.7)	—	(33.5)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	—	(35.7)	(8.4)	—	(44.1)
Cash and cash equivalents, beginning of period	—	59.6	24.7	—	84.3

Cash and cash equivalents, end of period	$—	$23.9	$16.3	$—	$40.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005 and the Predecessor’s combined financial statements for the period from January 1, 2005 to October 16, 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2008 and 2007. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the three months ended March 31, 2008 and 2007 and our financial condition as of March 31, 2008, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and the Predecessor’s combined financial statements for the period from January 1, 2005 to October 16, 2005, included in our Form 10-K for a summary of our significant accounting policies.

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

As of March 31, 2008, we had approximately 65 million members and end customers worldwide.

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

•	Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs primarily to financial institutions.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In late 2003, we began to expand the types of memberships that we offer to include memberships under monthly payment programs. In the first three months of 2008, approximately 59% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships remain under the billing terms in which they were originated.

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

We generally utilize the brand names, customer contacts and billing vehicles (credit or debit card, checking account, mortgage or other type of billing arrangement) of our affinity partners in our marketing campaigns. We usually compensate our affinity partners either through commissions based on revenues we receive from members (which we expense in proportion to the revenue we recognize) or up-front marketing payments, commonly referred to as bounties (which we expense when incurred). The commission rates which we pay to our affinity partners differ depending on the arrangement we have with the particular affinity partner and the type of media we utilize for a given marketing campaign. For example, marketing campaigns utilizing direct mail and online channels generally have lower commission rates than other marketing channels which we use. As a result of changes in affinity partner arrangements and a higher percentage of our new customers being acquired through the direct mail and online media, our membership commission rates for the past five years have consistently decreased as a percentage of revenue.

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

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

As a leader in the affinity direct marketing industry, we compete with many other organizations, including certain of our affinity partners, to obtain a share of the customers’ business. As affinity direct marketers, we derive our leads from customer contacts, which our competitors also seek access to, and we must generate sufficient earnings per lead for our affinity partners to compete effectively for access to their customer contacts.

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

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our affinity partner base. In the past few years, a number of our existing financial institution affinity partners have been acquired by, or merged with, other financial institutions. Several recent examples include Bank of America Corporation and Countrywide Financial Corp. (pending), JPMorgan Chase & Co. and Bear Stearns Companies, Inc. (pending), Wachovia Corporation and Golden West Financial Corporation and Bank of America Corporation and MNBA Corp. As we generally have relationships with either the acquirer, the target or, as in most cases, both the acquirer and the target, this industry consolidation has not, to date, had a material long-term impact on either our marketing opportunities or our margins, but has created delays in new program launches while the merging institutions focus on consolidating their internal operations.

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

Internationally, our package products have been primarily offered by some of the largest financial institutions in Europe. As these banks attempt to increase their own net revenues and margins, we have experienced significant price reductions when our agreements come up for renewal from what we had previously been able to charge these institutions for our programs. We expect pricing pressure on our international package offerings to continue in the future, although at a lesser rate than over the past several years.

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

Integration and the 2005 Reorganization. In February 2004, we began integrating the North American membership, insurance and package product operations. The organizational structures supporting these product lines were realigned to combine departments and eliminate redundant functions. We reorganized the sales forces to be more aligned with the needs of our affinity partners and have a unified and comprehensive approach to the North American market. We also combined our marketing and procurement functions to take advantage of the larger scale of the combined businesses. In 2005, we developed reorganization plans for our international and North American travel agency operations based on our successful earlier integration efforts, including facility consolidation, outsourcing of our call centers and other back office functions, as well as eliminating redundant functions and centralizing oversight for common processes (the “2005 Reorganization”). We anticipated no offsetting increases in expenses or decreases in revenues at the time as a result of these initiatives.

The Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (together with the related financings, the “Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125.0 million face value of 125,000 shares of newly issued preferred stock (then fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), our parent company, and a warrant (then fair value of $16.7 million) that is exercisable for 4,437,170 shares of common stock of Affinion Holdings, subject to customary anti-dilution adjustments, and $38.1 million of transaction-related costs.

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

	Three Months Ended March 31,
	2008	2007
Affinion North America
Membership Products -
Retail
Average Members (1)	8,096	8,532
% Monthly Members	39.5%	36.4%
% Annual Members	60.5%	63.6%
Annualized Net Revenue Per Average Member (2)	$72.30	$68.91
Wholesale
Average Members (1)	3,248	3,815
Portion for service formerly retail and other (3)	2,310	2,156
Average Retail Members including wholesale formerly retail and other (3)	10,406	10,688
Insurance and Package Products -
Insurance
Average Basic Insured (1)	24,191	26,713
Average Supplemental Insured	4,941	5,211
Annualized Net Revenue Per Supplemental Insured (2)	$53.74	$49.87
Package
Average Members (1)	5,662	6,389
Annualized Net Revenue Per Average Member (2)	$13.55	$13.57
Affinion International
International Products -
Package
Average Members (1)	15,906	16,287
Annualized Net Revenue Per Average Package Member (2)	$9.07	$7.56
Other Retail Membership
Average Members (1)	1,812	2,419
Annualized Net Revenue Per Average Member (2)	$37.90	$21.81
New Retail Membership
Average Members (1)	388	192
Annualized Net Revenue Per Average Member (2)	$101.02	$109.15
Global Membership Products -
Retail
Average Members (1)(4)	8,484	8,724
Annualized Net Revenue Per Average Member (2)	$73.61	$69.79
Average Retail Members including wholesale formerly retail and other (3)(4)	10,794	10,880

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A member’s or insured’s, as applicable, count is removed in the period in which the member or insured, as applicable, has cancelled.
(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.
(3)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale retail locations to their customers and the Company receives lower annualized price points and pays no related commission expense.
(4)	Includes International Operations New Retail Average Members.

In late 2002, our membership operations changed its strategic focus to overall profitability and generating higher revenue from each member rather than the size of our member base. This has historically resulted in lower average members, partially offset by higher average revenues per member at lower commission rates and lower variable cost and higher contribution per member. Following a competitive analysis of the marketplace, we recognized that our products were priced below similar products offered in the marketplace. Additionally, we recognized that there were opportunities to further optimize marketing campaigns that had the effect of acquiring less members but nonetheless such members were more profitable in the aggregate. By raising prices and marketing more efficiently, we were able to increase our revenues even though less aggregate members joined our programs. For example, 100 consumers joining a product with a $100 annual fee is likely to generate more revenue than 120 consumers joining a product with a $75 annual fee. Accordingly, by increasing the prices for our products and engaging in marketing campaigns that were designed to achieve a greater return on marketing investment, we may be able to increase our revenues even though the aggregate number of members in our base has previously declined.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table summarizes our consolidated results of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	(in millions)
Net revenues	$339.2	$320.5	$3.7	$15.0

Expenses:
Marketing and commissions	153.5	150.0	1.4	2.1
Operating costs	89.8	86.0	0.8	3.0
General and administrative	27.7	32.4	—	(4.7)
Depreciation and amortization	67.9	78.9	(14.8)	3.8

Total expenses	338.9	347.3	(12.6)	4.2

Income (loss) from operations	0.3	(26.8)	16.3	10.8
Interest income	0.5	1.2	—	(0.7)
Interest expense	(39.0)	(36.0)	—	(3.0)

Loss before income taxes and minority interests	(38.2)	(61.6)	16.3	7.1
Income tax expense	(5.4)	(1.6)	(1.0)	(2.8)
Minority interests, net of tax	(0.2)	(0.1)	—	(0.1)

Net loss	$(43.8)	$(63.3)	$15.3	$4.2

Overview of Operating Results for the Three Months Ended March 31, 2008

The following is an overview of major changes affecting our operating results for the three months ended March 31, 2008.

Purchase accounting adjustments made in the Transactions had a less significant impact on our results of operations for the three months ended March 31, 2008 as compared to March 31, 2007. These entries, which are non-cash in nature, increased net revenues by $3.7 million and reduced income (loss) from operations by $16.3 million. The effect of purchase accounting adjustments, which are primarily related to deferred revenue, for the three months ended March 31, 2008 as compared to March 31, 2007 increased net revenues by $3.7 million, marketing and commissions expense by $1.4 million and operating costs by $0.8 million. We recorded $14.8 million less depreciation and amortization expense for the three months ended March 31, 2008 which positively affected results of operations.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following section provides an overview of our consolidated results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Calculated percentages are based on amounts as reported which, for the three months ended March 31, 2008 and 2007, reflect the impact of purchase accounting.

Net Revenues. During the three months ended March 31, 2008, we reported net revenues of $339.2 million, an increase of $18.7 million, or 5.8%, as compared to net revenues of $320.5 million in the comparable 2007 period. Approximately $3.7 million of the increase, or 1.1%, was due to an adjustment to deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment was recognized in 2005 through 2007, and such impact will continue to decline in future periods. Net revenues excluding the impact of the Transactions increased $15.0 million, or 4.7%, primarily due to increases in International products of $13.4 million and Loyalty products of $2.4 million. International products net revenues increased primarily due to new program introductions for our new and other retail programs, growth in the package business and a favorable currency impact due to the continued weakness of the U.S. dollar. Loyalty products net revenues increased primarily due to growth from existing programs and new programs.

Marketing and Commissions Expense. Marketing and commissions expense increased by $3.5 million, or 2.3%, to $153.5 million for the three months ended March 31, 2008 from $150.0 million for the three months ended March 31, 2007. Approximately $1.4 million, or 0.9%, of the increase was the result of higher commission expense related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues. Excluding the impact of the Transactions, marketing and commissions expense was $2.1 million, or 1.4%, higher primarily due to higher global marketing spend less lower commissions. Commissions decreased in our Membership business primarily as a result of the continuing shift of marketing spend to lower commission media and was partially offset by higher commissions in our International business primarily from revenue growth in new retail programs.

Operating Costs. Operating costs increased by $3.8 million, or 4.4%, to $89.8 million for the three months ended March 31, 2008 from $86.0 million for the three months ended March 31, 2007. Excluding the impact of the Transactions, operating costs were $3.0 million, or 3.5%, higher than 2007, primarily due to higher product and servicing costs in our International business and higher costs due to the effect of the weaker U.S. dollar, primarily against the Euro. Operating costs increased as a result of the Transactions by $0.8 million, or 0.9%, primarily related to an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

General and Administrative Expense. General and administrative expense decreased by $4.7 million, or 14.5%, to $27.7 million for the three months ended March 31, 2008 from $32.4 million for the three months ended March 31, 2007 primarily due to the absence in 2008 of a charge for a cash distribution to option holders in the first quarter of 2007 in connection with the special dividend paid by Affinion Holdings.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $11.0 million for the three months ended March 31, 2008 to $67.9 million from $78.9 million for the three months ended March 31, 2007, primarily from recording higher amortization expense in 2007 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by an increase in the amortization of contract rights and member relationships acquired subsequent to the date of the Transactions.

Interest Expense. Interest expense increased by $3.0 million, or 8.3%, to $39.0 million for the three months ended March 31, 2008 from $36.0 million for the three months ended March 31, 2007, primarily due to a less favorable impact of approximately $5.1 million on interest rate swaps in 2008 as compared to 2007 and increased accreted interest of $0.3 million related to contract rights. This decrease was partially offset by lower net interest accrued on debt of approximately $2.7 million, primarily the net result of the prepayments made on our term loan throughout 2007 and the current utilization of our revolving credit facility.

Income Tax Expense. Income tax expense increased by $3.8 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily due to the increase in the valuation allowance recorded during the period attributable to state deferred tax assets and an increase in current foreign tax liabilities due to operating profits in certain foreign jurisdictions.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended March 31,
	Net Revenues				Segment EBITDA (1)
	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$171.8	$170.5	$2.1	$(0.8)	$28.4	$19.3	$0.7	$8.4
Insurance and package products	90.4	90.4	0.2	(0.2)	32.9	33.8	0.2	(1.1)
Loyalty products	14.9	12.5	—	2.4	4.2	2.9	—	1.3
Eliminations	(1.0)	(1.2)	—	0.2	—	—	—	—

Total North America	276.1	272.2	2.3	1.6	65.5	56.0	0.9	8.6
Affinion International products	63.1	48.3	1.4	13.4	4.3	3.2	0.6	0.5

Total products	339.2	320.5	3.7	15.0	69.8	59.2	1.5	9.1
Corporate	—	—	—	—	(1.6)	(7.1)	—	5.5

Total	$339.2	$320.5	$3.7	$15.0	68.2	52.1	1.5	14.6

Depreciation and amortization					(67.9)	(78.9)	14.8	(3.8)

Income (loss) from operations					$0.3	$(26.8)	$16.3	$10.8

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to loss from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $1.3 million, or 0.8%, to $171.8 million for the three months ended March 31, 2008 as compared to $170.5 million for the three months ended March 31, 2007. The increase was primarily attributable to a $2.1 million adjustment, primarily related to deferred revenue recorded in purchase accounting from the Transactions. Excluding the effects of the Transactions, net revenues decreased by $0.8 million, or 0.5%, primarily due to lower retail member volumes, partially offset by higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail.

Segment EBITDA increased by $9.1 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Excluding the effects of the Transactions, Segment EBITDA increased by $8.4 million primarily due to lower marketing and commissions of $8.3 million which more than offset lower net revenues of $0.8 million. Segment EBITDA also increased due to lower general and administrative costs of $0.9 million, primarily as a result of decreases in professional fees partially offset by higher employee related costs. Segment EBITDA related to the Transactions for the three months ended March 31, 2008 was positively affected by a $0.7 million deferred revenue adjustment recorded in purchase accounting, net of increased prepaid commissions and the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting.

Insurance and Package Products. Insurance and package products reported net revenues of $90.4 million for the three months ended March 31, 2008, unchanged as compared to the three months ended March 31, 2007. Package revenue declined approximately $1.3 million, principally due to lower Package members. This decrease was substantially offset by an increase in Insurance revenue of approximately $1.2 million, principally due to the continued increase in net revenue per supplemental insured net of higher cost of insurance resulting from higher claims experience. In addition, net revenues as a result of the Transactions increased $0.2 million due to a non-cash deferred revenue adjustment recorded in purchase accounting.

Excluding the effects of the Transactions, Segment EBITDA decreased by $1.1 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily due to lower net revenues along with higher marketing and commissions. Segment EBITDA related to the Transactions increased $0.2 million from a deferred revenue adjustment described above.

Loyalty Products. Revenues from Loyalty products increased by $2.4 million, or 19.2%, for the three months ended March 31, 2008 to $14.9 million as compared to $12.5 million for the three months ended March 31, 2007. Net revenues increased $1.7 million primarily due to member growth within existing client programs and $0.6 million from new programs.

Segment EBITDA increased by $1.3 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily due to revenue growth from new and existing programs.

Affinion International

International Products. International products net revenues increased by $14.8 million, or 30.6%, to $63.1 million for the three months ended March 31, 2008 as compared to $48.3 million for the three months ended March 31, 2007. Net revenues excluding the results of the Transactions increased $13.4 million, or 27.7%, primarily due to higher revenues of $4.4 million from new program introductions for our new retail offerings, $3.2 million from growth in our other retail business, and $2.3 million from growth in our package business. The package business experienced a net year over year reduction in members, however the majority of the lost members generated a minimal amount of revenue and were substantially offset by new members at higher price points. In addition, net revenues increased $3.6 million from the weakening of the U.S. dollar, primarily against the Euro. Net revenues also increased $1.4 million, or 2.9%, from a non-cash deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA increased by $1.1 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Excluding the effect of the Transactions, Segment EBITDA increased $0.5 million. Revenue growth in our other retail and package business contributed $5.4 million along with $0.9 million from the net effect of the weaker U.S. dollar. This increase was substantially offset by higher marketing and commissions and increased operating and administrative costs required to support our new retail programs. In addition, Segment EBITDA increased $0.6 million as a result of purchase accounting adjustments primarily related to a deferred revenue adjustment, net of commissions, and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

Corporate

For the three months ended March 31, 2008, corporate costs decreased by $5.5 million as compared to the three months ended March 31, 2007 primarily due to the absence in 2008 of a charge related to a payment to option holders in the first quarter of 2007, in connection with the special dividend paid by Affinion Holdings.

Financial Condition, Liquidity and Capital Resources

Financial Condition – March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007	Increase (Decrease)
	(in millions)
Total assets	$1,575.5	$1,601.2	$(25.7)
Total liabilities	2,041.1	2,006.1	35.0
Total stockholder’s equity (deficit)	(466.3)	(405.5)	(60.8)

Total assets decreased by $25.7 million due to (i) a decrease in intangible assets of $51.5 million, principally due to amortization expense of $54.0 million (substantially all of the intangible assets were acquired as a result of the Transactions – see Notes 1 and 2 to our unaudited condensed consolidated financial statements), and (ii) a net decrease in contract rights and list fees of $4.9 million due to amortization expense for the period in excess of the cost of acquired contract rights. These decreases were partially offset by (i) an increase in profit-sharing receivables from insurance carriers of $14.1 million due to the timing of receipts from the insurance carriers, (ii) an increase in cash and cash equivalents of $9.3 million (see “Liquidity and Capital Resources – Cash Flows”) and (iii) an increase in other current assets of $5.2 million primarily due to increases in other receivables and prepaid consulting fees.

Total liabilities increased $35.0 million primarily due to (i) an increase in debt of $12.7 million primarily as a result of net borrowings under the line of credit to fund certain discrete items, including the dividend paid to our parent, (ii) an increase in accounts payable and accrued expenses of $11.6 million due to the timing of payments, and (iii) an increase in other long-term liabilities of $4.9 million due primarily to an increase in the accrued liability for the fair value of the interest rate swaps.

Total stockholder’s equity (deficit) decreased by $60.8 million primarily due to a net loss of $43.8 million, and a dividend payment to the Company’s parent of $20.6 million, partially offset by a favorable currency effect of $3.6 million.

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

Cash Flows – Three Months Ended March 31, 2008 and 2007

At March 31, 2008, we had $23.5 million of cash and cash equivalents on hand, a decrease of $16.7 million from $40.2 million at March 31, 2007. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)
Cash provided by (used in):
Operating activities	$25.5	$(5.7)	$31.2
Investing activities	(8.7)	(4.9)	(3.8)
Financing activities	(8.2)	(33.5)	25.3
Effect of exchange rate changes	0.7	—	0.7

Net change in cash and cash equivalents	$9.3	$(44.1)	$53.4

Operating Activities

During the three months ended March 31, 2008, we generated $31.2 million more cash from operating activities than during the three months ended March 31, 2007. Segment EBITDA, excluding the non-cash impacts of purchase accounting, increased by $14.6 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 (see “Results of Operations”). Additionally, cash provided by operations increased due to the timing of payment of accounts payable and accrued expenses and settlement of payables to related parties.

Investing Activities

We used $3.8 million more cash in investing activities during the three months ended March 31, 2008 as compared to the same period in 2007 due to increased capital expenditures, which were $8.6 million and $4.9 million for the three months ended March 31, 2008 and 2007, respectively.

Financing Activities

We used $25.3 million less cash in financing activities during the three months ended March 31, 2008 as compared to the same period in 2007. During the three months ended March 31, 2008, we had net borrowings of $12.5 million on our line of credit and paid dividends to our parent of $20.6 million. During the three months ended March 31, 2007, we made a $25.0 million voluntary prepayment of the term loan, and we paid a dividend to our parent of $8.1 million. In addition, during 2007, one of our majority-owned consolidated subsidiaries made a distribution to its minority shareholder of $0.4 million.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt. As of March 31, 2008, we had approximately $1.4 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $205.0 million in principal prepayments that we made through March 31, 2008) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At March 31, 2008, we had $304.0 million ($302.4 million net of premiums and discounts) outstanding under the senior notes, $655.0 million outstanding under the term loan facility, $355.5 million ($351.5 million net of discounts) outstanding under the senior subordinated notes, $51.0 million outstanding under the revolving credit facility and $47.5 million available under the revolving credit facility after giving effect to the issuance of $1.5 million of letters of credit.

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

On October 17, 2005, we issued $270.0 million aggregate principal amount of senior notes and applied the gross proceeds of $266.4 million to finance a portion of the Transactions. On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of senior notes and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under our bridge loan facility. The interest on our senior notes is payable semi-annually. We may redeem some or all of the senior notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the indenture governing the senior notes. In addition, on or before October 15, 2008, we may redeem up to 35% of the aggregate principal amount of our senior notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of our senior notes initially issued remain outstanding immediately after such redemption. The senior notes are unsecured obligations. The senior notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility and our senior subordinated notes. The senior notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

Our senior subordinated bridge loan facility has since been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006 we issued $355.5 million aggregate principal amount of 11  1/2 % senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the agreement governing the senior subordinated notes. In addition, on or before October 15, 2008, we may redeem up to 35% of the aggregate principal amount of our senior subordinated notes with the net proceeds of certain equity offerings, provided that at least 65% of the aggregate principal amount of our senior subordinated notes initially issued remain outstanding immediately after such redemption. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility and senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.60 to 1.0 at March 31, 2008. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.50 to 1.0 at March 31, 2008. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our credit facility, senior notes indenture, and senior subordinated notes indenture. Under our indentures governing the senior notes and the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, since the Transactions, our cash flow has allowed us to make nine voluntary principal prepayments of the term loan through March 31, 2008 aggregating $205.0 million.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended March 31, 2008 to Adjusted EBITDA.

Twelve Months Ended March 31, 2008 (a)
(in millions)
Net cash provided by operating activities	$133.0
Interest expense, net	144.0
Income tax expense	8.5
Amortization of favorable and unfavorable contracts	3.1
Amortization of debt discount and financing costs	(6.5)
Unrealized loss on interest rate swap	(10.2)
Deferred income taxes	2.5
Changes in assets and liabilities	9.0
Effect of the Transactions, reorganizations, certain legal costs and net cost savings (b)	6.6
Other, net (c)	2.9

Adjusted EBITDA(d)	$292.9

(a)	Represents consolidated financial data for the year ended December 31, 2007, minus consolidated financial data for the three months ended March 31, 2007, plus consolidated financial data for the three months ended March 31, 2008.
(b)	Eliminates the effect of the Transactions, prior business reorganizations, non-recurring revenue and gains, legal expenses for certain legal matters and certain severance costs.
(c)	Eliminates stock-based compensation, non-recurring Sarbanes-Oxley implementation costs, a $2.0 million annual consulting fee paid to Apollo and certain other costs.
(d)	Adjusted EBITDA does not give pro forma effect to our acquisition of a base of approximately half a million members and the associated fee revenue stream from a U.S.-based financial institution that was completed in December 2007. However, we would be permitted to make such pro forma adjustment as if such acquisition had occurred on April 1, 2007 in calculating the Adjusted EBITDA under our credit facility and the indentures governing our senior notes and senior subordinated notes.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended March 31, 2008 to Adjusted EBITDA as required by our senior secured credit facility agreement, the indenture governing our senior notes and the indenture governing our senior subordinated notes.

Twelve Months Ended March 31, 2008 (a)
(in millions)
Net loss	$(171.6)
Interest expense, net	144.0
Income tax expense	8.5
Minority interests, net of tax	0.4
Other expense, net	0.1
Depreciation and amortization	299.8
Effect of the Transactions, reorganizations and non-recurring revenues and gains (b)	3.8
Certain legal costs (c)	—
Net cost savings (d)	2.8
Other, net (e)	5.1

Adjusted EBITDA (f)	$292.9

Interest coverage ratio (g)	2.29
Consolidated leverage ratio (h)	4.60
Fixed charge coverage ratio (i)	2.12

(a)	Represents consolidated financial data for the year ended December 31, 2007, minus consolidated financial data for the three months ended March 31, 2007, plus consolidated financial data for the three months ended March 31, 2008.
(b)	Effect of the Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Transactions, prior business reorganizations and non-recurring revenues and gains.
(c)	Certain legal costs—represents legal costs for certain litigation matters.
(d)	Net cost savings—represents the elimination of costs associated with severance incurred.
(e)	Other, net—represents: (i) net changes in other reserves, (ii) the elimination of stock-based compensation expense, (iii) non-recurring Sarbanes-Oxley implementation costs, and (iv) consulting fees paid to Apollo.
(f)	Adjusted EBITDA does not give pro forma effect to our acquisition of a base of approximately half a million members and the associated fee revenue stream from a U.S.-based financial institution that was completed in December 2007. However, we would be permitted to make such pro forma adjustment as if such acquisition had occurred on April 1, 2007 in calculating the Adjusted EBITDA under our credit facility and the indentures governing our senior notes and senior subordinated notes.
(g)	The interest coverage ratio is defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.60 to 1.0 at March 31, 2008.
(h)	The consolidated leverage ratio is defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.50 to 1.0 at March 31, 2008.
(i)	The fixed charge coverage ratio is defined in the indentures governing the senior notes and the senior subordinated notes (Consolidated Cash Flows, as defined, which is equivalent to Adjusted EBITDA (as defined in the Affinion Credit Facility), to fixed charges, as defined).

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On January 31, 2007, our parent, Affinion Group Holdings, Inc. (“Holdings”), entered into a five-year senior unsecured term loan facility (the “Holdings Loan Agreement”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), Bank of America, N.A., and certain other banks as the initial lenders, with Deutsche Bank Securities Inc. and Banc of America Securities LLC (“BAS”) as the joint lead arrangers and book-running managers, Deutsche Bank as administrative agent, and BAS as syndication agent. The principal amount of the Holdings Loan Agreement is $350.0 million. Loans under the Holdings Loan Agreement initially accrue cash interest at the rate of six month LIBOR plus 6.25%, but the interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by adding such interest to the principal amount of the loans. Holdings has the independent ability to pay such non-cash payment in kind interest in lieu of cash interest. If Holdings elects to pay cash interest, the cash required to service the debt in 2008, net of the impact of two interest rate swaps entered into by Holdings discussed below, will be approximately $37.2 million payable semi-annually on March 1 and September 1. In addition, the Holdings preferred stock entitles its holders to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings depends on our cash flows to service its debt and to pay cash dividends (if any) on its preferred stock.

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

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, valuation of goodwill and intangible assets, and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. In addition, we refer you to our audited consolidated financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006 and for the period from October 17, 2005 (commencement of operations) to December 31, 2005, and the Predecessor’s combined financial statements for the period from January 1, 2005 to October 16, 2005, included in our Form 10-K for a summary of our significant accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Following is a description of our risk management policies.

Interest Rate Swap

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of our floating rate credit facility into a fixed rate obligation. The notional amount of the swap was $200.0 million at March 31, 2008 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates.

In January 2008, we entered into an interest rate swap effective February 21, 2008. The swap has an initial notional amount of $450.0 million, increasing to $500.0 million on February 21, 2009 and $600.0 million on February 21, 2010. Under this swap, we have agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The effect of this swap, in conjunction with our previously existing interest rate swap, is to convert substantially all of the variable rate debt to a fixed rate obligation.

The purpose of the swaps is to maintain our fixed/variable ratio within policy guidelines. The interest rate swaps are recorded at fair value either as a non-current asset or a non-current liability. The swaps are not designated as hedging instruments and therefore changes in the fair value are recognized currently in earnings in the accompanying unaudited condensed consolidated statements of operations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for our long-term debt as of March 31, 2008 (dollars are in millions unless otherwise indicated).

	2008	2009	2010	2011	2012	2013 and Thereafter	Total	Fair Value At March 31, 2008
Fixed rate debt	$0.2	$0.1	$—	$—	$—	$659.5	$659.8	$645.5
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%
Variable rate debt	$—	$—	$—	$51.0	$655.0	$—	$706.0	$706.0
Average interest rate (a)	5.60%	5.60%	5.60%	5.60%	5.60%	—
Variable to fixed-interest rate swaps (b)								$10.2
Average pay rate	3.48%	3.34%	3.02%	2.86%
Average receive rate	2.04%	2.28%	3.08%	3.58%

(a)	Average interest rate is based on rates in effect at March 31, 2008.
(b)	The fair value of the interest rate swap is included in other non-current liabilities at March 31, 2008.

We do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2008, there were no significant concentrations of credit risk. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Item 4T.	Controls and Procedures.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or our “internal controls over financial reporting” (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding the foregoing, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.

Date: May 2, 2008	By:	/s/ Thomas A. Williams
Thomas A. Williams Executive Vice President and Chief Financial Officer

S-1