Form 10-Q
period 2008-06-30
Affinion Group, Inc.
filed 2008-07-31
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 30, 2008 was 100.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

(In millions, except share amounts)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$18.4	$14.2
Restricted cash	28.4	29.1
Receivables (net of allowance for doubtful accounts of $1.3 and $1.3, respectively)	77.0	73.3
Receivables from related parties	46.2	12.1
Profit-sharing receivables from insurance carriers	67.0	58.8
Prepaid commissions	60.2	62.1
Deferred income taxes	1.0	0.9
Other current assets	51.3	39.4

Total current assets	349.5	289.9
Property and equipment, net	87.6	90.8
Contract rights and list fees, net	53.9	63.2
Goodwill	302.8	302.0
Other intangibles, net	702.6	809.1
Other non-current assets	65.4	46.2

Total assets	$1,561.8	$1,601.2

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$0.2	$0.2
Accounts payable and accrued expenses	305.1	264.2
Payables to related parties	7.3	13.3
Deferred revenue	252.9	255.1
Income taxes payable	2.1	3.0

Total current liabilities	567.6	535.8
Long-term debt	1,333.1	1,347.3
Deferred income taxes	23.2	20.2
Deferred revenue	41.4	41.6
Other long-term liabilities	68.7	61.2

Total liabilities	2,034.0	2,006.1

Minority interests	0.4	0.6

Commitments and contingencies (Note 6)

Stockholder’s Equity (Deficit):
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	328.1	348.7
Accumulated deficit	(816.5)	(766.5)
Accumulated other comprehensive income	15.8	12.3

Total stockholder’s equity (deficit)	(472.6)	(405.5)

Total liabilities and stockholder’s equity (deficit)	$1,561.8	$1,601.2

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In millions)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net revenues	$354.3	$333.3	$693.5	$653.8

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	161.7	153.6	315.2	303.6
Operating costs	90.7	85.6	180.5	171.6
General and administrative	26.1	31.2	53.8	63.6
Depreciation and amortization	69.3	80.3	137.2	159.2

Total expenses	347.8	350.7	686.7	698.0

Income (loss) from operations	6.5	(17.4)	6.8	(44.2)
Interest income	0.5	1.5	1.0	2.7
Interest expense	(12.5)	(33.0)	(51.5)	(69.0)
Other expense, net	(0.2)	—	(0.2)	—

Loss before income taxes and minority interests	(5.7)	(48.9)	(43.9)	(110.5)
Income tax expense	(0.4)	(1.1)	(5.8)	(2.7)
Minority interests, net of tax	(0.1)	—	(0.3)	(0.1)

Net loss	$(6.2)	$(50.0)	$(50.0)	$(113.3)

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In millions)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Operating Activities
Net loss	$(50.0)	$(113.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	137.2	159.2
Amortization of favorable and unfavorable contracts	(1.5)	(1.5)
Amortization of debt discount and financing costs	2.9	3.0
Unrealized gain on interest rate swap	(12.0)	(1.0)
Stock-based compensation	1.5	1.3
Deferred income taxes	2.5	(4.1)
Payment received for assumption of loyalty points program liability	7.4	—
Net change in assets and liabilities:
Restricted cash	0.9	(2.3)
Receivables	(0.9)	(0.2)
Receivables from related parties	(28.7)	4.3
Profit-sharing receivables from insurance carriers	(8.2)	(1.2)
Prepaid commissions	1.9	11.0
Other current assets	(10.0)	(0.2)
Contract rights and list fees	—	(0.8)
Other non-current assets	(1.1)	(3.0)
Accounts payable and accrued expenses	27.7	(27.4)
Payables to related parties	(7.6)	(6.2)
Deferred revenue	(2.7)	(2.9)
Income taxes receivable and payable	(0.9)	5.1
Other long-term liabilities	(2.6)	(2.2)
Minority interests and other, net	0.4	(0.5)

Net cash provided by operating activities	56.2	17.1

Investing Activities
Capital expenditures	(16.4)	(11.4)
Restricted cash	(0.1)	—
Acquisition-related payment, net of cash acquired	—	(0.7)

Net cash used in investing activities	(16.5)	(12.1)

Financing Activities
Repayments under line of credit, net	(14.5)	—
Principal payments on borrowings	(0.1)	(50.1)
Dividends paid to parent company	(20.6)	(8.1)
Distribution to minority shareholder of a subsidiary	—	(0.4)

Net cash used in financing activities	(35.2)	(58.6)

Effect of changes in exchange rates on cash and cash equivalents	(0.3)	0.1

Net increase (decrease) in cash and cash equivalents	4.2	(53.5)
Cash and cash equivalents, beginning of period	14.2	84.3

Cash and cash equivalents, end of period	$18.4	$30.8

Supplemental Disclosure of Cash Flow Information:
Interest payments	$59.1	$66.3

Income tax payments	$4.6	$3.3

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

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

All references to Cendant refer to Cendant Corporation, which changed its name to Avis Budget Group, Inc. in August 2006, and its consolidated subsidiaries, particularly in context of its business and operations prior to, and in connection with, the Company’s separation from Cendant.

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

Business Description — The Company is a leading global provider of comprehensive marketing services and loyalty programs to many of the largest and most respected companies in the world. The Company partners with these leading companies to develop customized marketing programs that provide valuable products and services to their end customers using its creative design and product development capabilities. These products and services enable the Company’s marketing partners to strengthen their customer relationships, as well as generate significant incremental revenue, generally in the form of commission payments paid by the Company. The Company has substantial expertise in deploying various types of media, such as direct mail and the Internet, and bundling unique benefits to offer valuable products and services to the end customers of its marketing partners on a highly targeted basis. The Company provides credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty programs, various checking account and credit card enhancement services and other products and services.

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

Recently Adopted Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP-FAS 157-2”), delaying the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159. Adoption of SFAS 157 and SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows as the Company did not elect the fair value option available under SFAS 159 for any of its financial instruments. The Company’s adoption of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities in accordance with FSP-FAS 157-2 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 9 for additional information.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company’s adoption of SFAS 161 will not have any impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). Generally, SFAS 162 is effective 60 days following additional SEC approval. The Company’s adoption of SFAS 162 is not expected to have any impact on the Company’s consolidated financial position, results of operations and cash flows.

2.	INTANGIBLE ASSETS

Intangible assets consisted of:

	June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$809.7	$(452.3)	$357.4
Affinity relationships	587.1	(285.8)	301.3
Proprietary databases and systems	54.2	(47.8)	6.4
Trademarks and tradenames	26.8	(4.9)	21.9
Patents and technology	25.0	(10.3)	14.7
Covenant not to compete	1.0	(0.1)	0.9

	$1,503.8	$(801.2)	$702.6

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$809.7	$(388.5)	$421.2
Affinity relationships	583.3	(250.5)	332.8
Proprietary databases and systems	54.2	(38.8)	15.4
Trademarks and tradenames	26.6	(3.8)	22.8
Patents and technology	25.0	(9.1)	15.9
Covenant not to compete	1.0	—	1.0

	$1,499.8	$(690.7)	$809.1

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Member relationships	$32.4	$38.3	$63.8	$76.5
Affinity relationships	17.0	22.8	33.9	45.6
Proprietary databases and systems	4.5	4.5	9.0	8.8
Trademarks and tradenames	0.5	0.4	1.1	0.8
Patents and technology	0.6	0.6	1.2	1.3
Covenant not to compete	0.1	—	0.1	—

	$55.1	$66.6	$109.1	$133.0

Based on the Company’s amortizable intangible assets as of June 30, 2008, the Company expects the related amortization expense for fiscal 2008 and the four succeeding fiscal years to be $207.4 million in 2008, $154.9 million in 2009, $128.4 million in 2010, $110.8 million in 2011 and $89.5 million in 2012.

Goodwill attributed to each of the Company’s reporting segments is as follows:

	June 30, 2008	December 31, 2007
Membership products	$231.1	$231.1
Insurance and package products	58.3	58.3
International products	13.4	12.6

	$302.8	$302.0

The change in the Company’s carrying amount of goodwill in fiscal 2008 is due to changes in foreign currency exchange rates.

3.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$71.8	$(29.1)	$42.7	$72.5	$(20.6)	$51.9
List fees	15.8	(4.6)	11.2	14.6	(3.3)	11.3

	$87.6	$(33.7)	$53.9	$87.1	$(23.9)	$63.2

Amortization expense for the three and six months ended June 30, 2008 was $5.2 million and $10.4 million, respectively, of which $0.6 million and $1.2 million, respectively, is included in marketing expense and $4.6 million and $9.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations. Amortization expense for the three and six months ended June 30, 2007 was $4.4 million and $8.8 million, respectively, of which $0.5 million and $1.1 million, respectively, is included in marketing expense and $3.9 million and $7.7 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of operations. Based on the Company’s contract rights and list fees as of June 30, 2008, the Company expects the related amortization expense for fiscal 2008 and the four succeeding fiscal years to be approximately $20.9 million in 2008, $17.1 million in 2009, $12.6 million in 2010, $9.9 million in 2011 and $1.1 million in 2012.

4.	LONG-TERM DEBT

Long-term debt consisted of:

	June 30, 2008	December 31, 2007
Term loan due 2012	$655.0	$655.0
Revolving credit facility	24.0	38.5
10 1/8% senior notes due 2013, net of unamortized discount of $1.6 and $1.7, respectively, with an effective interest rate of 10.285%	302.4	302.3
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $3.9 and $4.2, respectively, with an effective interest rate of 11.75%	351.6	351.3
Capital lease obligations	0.3	0.4

Total debt	1,333.3	1,347.5
Less: current portion of long-term debt	(0.2)	(0.2)

Long-term debt	$1,333.1	$1,347.3

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities.

The Affinion Credit Facility is secured by all of the outstanding stock of the Company held by Affinion Holdings and substantially all of the assets of the Company, subject to certain exceptions. Through June 30, 2008, the Company made nine voluntary principal prepayments of the term loan aggregating $205.0 million and, therefore, all of the Company’s mandatory quarterly repayment obligations have been satisfied. The Affinion Credit Facility permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. Effective January 4, 2007, the Affinion Credit Facility was amended to decrease the interest rate on the term loan facility by 25 basis points, initially, and to provide for an additional 25 basis point decrease if the corporate family rating of Affinion Group reached B1 or higher by Moody’s and B+ or higher by S&P. The amendment also modified the definition of change of control. The revolving credit facility carries a commitment fee of 0.5% on the unused amount. As of June 30, 2008 and December 31, 2007, borrowings outstanding under the revolving credit facility were $24.0 million and $38.5 million, respectively. As of June 30, 2008, the Company had $74.5 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $1.5 million of letters of credit.

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

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The interest on the Senior Subordinated Notes is payable semi-annually, on April 15 and October 15 of each year. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment to the Company’s existing and future senior obligations and senior to the Company’s future subordinated obligations. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the Senior Notes as discussed in Note 11—Guarantor/Non-Guarantor Supplemental Financial Information. The Senior Subordinated Notes contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

As of June 30, 2008, the Company believes it is in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures that govern the Senior Notes and the Senior Subordinated Notes.

5.	INCOME TAXES

The Company’s effective income tax rates for the three and six months ended June 30, 2008 were (8.5)% and (13.2)%, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, deferred tax liabilities associated with indefinite-lived intangibles and valuation allowances required with respect to the increase in certain net deferred tax assets.

The Company’s effective income tax rates for the three and six months ended June 30, 2007 were (2.2)% and (2.5)%, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, deferred tax liabilities associated with indefinite-lived intangibles and valuation allowances required with respect to the increase in certain net deferred tax assets.

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

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Jurisdictions which are open to examination include Federal, state, local and foreign, principally Germany and the United Kingdom. The period for which both domestic and foreign tax years are open is based on local laws for each jurisdiction which have not been extended beyond applicable statutes. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months. Any income tax liabilities or refunds relating to periods prior to October 17, 2005 are the responsibility of Cendant as discussed in Note 8.

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

On August 9, 2005, a class action suit (the “August 2005 Suit”) was filed against Trilegiant in the U.S. District Court for the Northern District of California, San Francisco Division. The claim asserts violations of the Electronic Funds Transfer Act and various California consumer protection statutes. The suit seeks unspecified actual damages, statutory damages, attorneys’ fees, costs and injunctive relief. As noted in the description of the 2001 Class Action below, the parties have obtained final approval of a class-wide settlement in the 2001 Class Action that will result in the dismissal of this lawsuit with prejudice, provided that no appeal of such final approval is filed on or prior to August 18, 2008.

On January 28, 2005, a class action complaint (the “January 2005 Suit”) was filed against The Bon, Inc., FACS Group, Inc., and Trilegiant in the Superior Court of Washington, Spokane County. The claim asserts violations of various consumer protection statutes. The Company filed a motion to compel arbitration, which was denied by the court. The case is currently pending before the court. There has been limited discovery and motion practice to date.

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

On November 15, 2001, a class action complaint (the “2001 Class Action”) was filed in Madison County, Illinois against Trilegiant alleging violations of state consumer protection statutes in connection with the sale of certain membership products. Motions to dismiss were denied and a class was certified by the court. On February 14, 2008, the parties entered into a definitive settlement agreement that resolves this lawsuit and the August 2005 Suit on a class-wide basis. On February 15, 2008 the court entered an order preliminarily approving the settlement. A final fairness hearing was held on July 18, 2008 at which the court issued a final order approving the settlement. Cendant has agreed to indemnify us for a significant portion of the settlement, which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business. The settlement payments for which Trilegiant is responsible are not material in amount and have been accrued for in our financial statements.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of June 30, 2008, the Company provided guarantees for surety bonds totaling approximately $10.8 million and issued letters of credit totaling $1.8 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of June 30, 2008, there were 9.2 million shares available under the 2007 Plan for future grants.

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

Stock Options

During the three and six months ended June 30, 2007, 0.1 million stock options were granted to employees from the 2005 Plan. The options were granted with an exercise price of $4.80, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A		Tranche B		Tranche C
Exercise price	$4.80		$4.80		$4.80
Vesting	Ratably over 5 years	*	100% after 8 years	**	100% after 8 years	**
Term of option	10 years		10 years		10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the three and six months ended June 30, 2008, 0.1 million and 0.2 million stock options, respectively, were granted to employees from the 2007 Plan. These options were granted with an exercise price of $13.02, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan had the following terms:

Exercise price	$13.02
Vesting period	Ratably over 4 years
Option term	10 years

During the three and six months ended June 30, 2008 and 2007, there were no stock options granted to members of the Board of Directors.

The fair value of each option award from the 2005 Plan during the three and six months ended June 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding and is based on the average of the requisite service period and the contractual term of the option.

	Tranche A	Tranche B	Tranche C
Expected volatility	43%	47%	48%
Expected life (in years)	6.50	8.43	8.72
Risk-free interest rate	4.40%	4.46%	4.46%
Dividend yield	—%	—%	—%

The fair value of each option award from the 2007 Plan during the three and six months ended June 30, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

Expected volatility	48%
Expected life (in years)	6.25
Risk-free interest rate	3.89%
Dividend yield	—%

A summary of option activity for the six months ended June 30, 2008 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at December 31, 2007	2,120	1,056	1,056	318	642
Granted	—	—	—	—	89
Exercised	(2)	—	—	—	—
Forfeited or expired	(2)	(1)	(1)	—	(5)

Outstanding options at March 31, 2008	2,116	1,055	1,055	318	726
Granted	—	—	—	—	100
Exercised	(1)	—	—	—	—

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Forfeited or expired	(17)	(10)	(10)	—	(14)

Outstanding options at June 30, 2008	2,098	1,045	1,045	318	812

Vested or expected to vest at June 30, 2008	2,056	1,011	1,011	318	799

Exercisable options at June 30, 2008	777	—	—	318	—

Weighted average remaining contractual term (in years)	7.6	7.6	7.6	8.3	9.5
Weighted average grant date fair value per option granted in 2008	$—	$—	$—	$—	$6.74

Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2008 totaled $0.7 million and $1.4 million, respectively. Based on the estimated fair value of options granted, stock-based compensation for the three and six months ended June 30, 2007 was $0.5 million and $0.9 million, respectively. As of June 30, 2008, there was $11.0 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.9 years.

In January 2007, Affinion Holdings declared a special dividend on its common stock. As a result of the special dividend, in accordance with the 2005 Plan, Affinion Holdings modified the then-outstanding stock options to make the option holders whole. The modifications were effected through a distribution to option holders of $5.2 million and an adjustment of the exercise price of the then-outstanding options to $1.43. The distribution to option holders was recognized by the Company as compensation expense in the first quarter of 2007.

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

A summary of restricted stock activity is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2008	63	$9.52
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at March 31, 2008	63	$9.52
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at June 30, 2008	63	$9.52

Weighted average remaining contractual term (in years)	1.8

Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and six months ended June 30, 2008 totaled less than $0.1 million and $0.1 million, respectively. Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and six months ended June 30, 2007 totaled less than $0.1 million and $0.4 million, respectively. As of June 30, 2008, there was $0.4 million of unrecognized compensation cost related to the remaining vesting period of restricted stock granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.9 years.

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

As publicly announced, as part of a plan to split into four independent companies, Cendant has (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham continues to hold a portion of the preferred stock and warrant issued in connection with the Transactions, while Realogy was subsequently acquired by an affiliate of Apollo.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The revenue earned for such services was $0.4 million and $0.8 million for the three and six months ended June 30, 2008, and $0.3 million, respectively, and $0.5 million for the three and six months ended June 30, 2007, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations.

New marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $1.1 million and $1.8 million for the three and six months ended June 30, 2008, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2007, respectively, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $3.3 million and $6.3 million for the three and six months ended June 30, 2008, respectively, and $3.1 million and $5.9 million for the three and six months ended June 30, 2007, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

On June 30, 2008, the Company entered into an Assignment and Assumption Agreement (“AAA”) with certain ex-Cendant entities. Prior to this transaction, the ex-Cendant entities provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. Under the AAA, the Company assumed all of the liabilities and obligations of the ex-Cendant entities relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, on the June 30, 2008 closing date, the Company received cash and receivables with a fair value substantially equivalent to the fair value of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date. The receivables are due and payable to the Company over a three year period following the closing date. The transaction had no impact on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008.

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe, a subsidiary of Cendant (“RCI”), as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI will have a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. Under the terms of the agreement, RCI has elected to terminate the agreement for convenience. As such, the agreement is scheduled to terminate on October 17, 2008. The expense for such services was a reduction of expense of $0.7 million and expense of $0.8 million for the three and six months ended June 30, 2008, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2007, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

The Company entered into agreements pursuant to which it had profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of the Company’s subsidiaries market certain insurance programs and Fairtide provided reinsurance for the related insurance policies provided by a third-party insurer. Those agreements have been terminated effective November 1, 2007 and Fairtide will have no further liability for any claims made under those insurance policies on or after November 1, 2007. The total amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was less than $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively.

The Company earns referral fees for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.5 million and $1.0 million for the three and six months ended June 30, 2008, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2007, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amounts expensed related to this consulting agreement were $0.5 million and $1.0 million for the three and six months ended June 30, 2008, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2007, respectively, and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.3 million and $0.6 million for the three and six months ended June 30, 2008, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2007, respectively, and are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.

9.	FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

The Company entered into an interest rate swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap was $200.0 million at June 30, 2008 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates.

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

The fair values of certain financial instruments as of June 30, 2008 are shown in the table below.

	Fair Value Measurements at June 30, 2008
	Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Long-term debt	(1,339.6)	(660.3)	(679.3)	—
Interest rate swaps (included in other non-current assets)	12.3	—	12.3	—
Interest rate swaps (included in other long-term liabilities)	(4.5)	—	(4.5)	—

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

Net Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Affinion North America
Membership products	$174.8	$172.0	$346.6	$342.5
Insurance and package products	96.4	96.2	186.8	186.6
Loyalty products	15.7	13.7	30.6	26.2
Eliminations	(1.1)	(1.2)	(2.1)	(2.4)

Total North America	285.8	280.7	561.9	552.9
Affinion International products	68.5	52.6	131.6	100.9

	$354.3	$333.3	$693.5	$653.8

Segment EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Affinion North America
Membership products	$26.9	$18.7	$55.3	$38.0
Insurance and package products	36.6	37.1	69.5	70.9
Loyalty products	4.9	3.4	9.1	6.3

Total North America	68.4	59.2	133.9	115.2
Affinion International products	9.0	4.9	13.3	8.1

Total products	77.4	64.1	147.2	123.3
Corporate	(1.6)	(1.2)	(3.2)	(8.3)

	$75.8	$62.9	$144.0	$115.0

Provided below is a reconciliation of Segment EBITDA to income (loss) from operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Segment EBITDA	$75.8	$62.9	$144.0	$115.0
Depreciation and amortization	(69.3)	(80.3)	(137.2)	(159.2)

Income (loss) from operations	$6.5	$(17.4)	$6.8	$(44.2)

11.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4.5	$4.6	$9.3	$—	$18.4
Restricted cash	—	23.5	4.9	—	28.4
Receivables, net	0.1	44.2	32.7	—	77.0
Receivables from related parties	0.5	45.4	0.3	—	46.2
Profit-sharing receivables from insurance carriers	—	67.0	—	—	67.0
Prepaid commissions	—	49.3	10.9	—	60.2
Deferred income taxes	—	1.0	—	—	1.0
Other current assets	5.9	18.9	26.5	—	51.3

Total current assets	11.0	253.9	84.6	—	349.5
Property and equipment, net	2.1	71.1	14.4	—	87.6
Contract rights and list fees, net	—	12.1	41.8	—	53.9
Goodwill	—	289.4	13.4	—	302.8
Other intangibles, net	—	639.8	62.8	—	702.6
Investment in subsidiaries	1,366.9	—	—	(1,366.9)	—
Intercompany receivables	—	492.2	—	(492.2)	—
Other non-current assets	38.8	21.8	4.8	—	65.4

Total assets	$1,418.8	$1,780.3	$221.8	$(1,859.1)	$1,561.8

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable and accrued expenses	74.4	166.9	63.8	—	305.1
Payables to related parties	5.1	1.2	1.0	—	7.3
Deferred revenue	—	215.3	37.6	—	252.9
Income taxes payable	0.6	(0.1)	1.6	—	2.1

Total current liabilities	80.1	383.5	104.0	—	567.6
Long-term debt	1,333.1	—	—	—	1,333.1
Deferred income taxes	(7.7)	16.2	14.7	—	23.2
Deferred revenue	—	27.4	14.0	—	41.4
Intercompany payables	487.3	—	4.9	(492.2)	—
Other long-term liabilities	14.1	21.3	33.3	—	68.7

Total liabilities	1,906.9	448.4	170.9	(492.2)	2,034.0
Minority interests	—	—	0.4	—	0.4
Stockholder’s equity (deficit)	(488.1)	1,331.9	50.5	(1,366.9)	(472.6)

Total liabilities and stockholder’s equity (deficit)	$1,418.8	$1,780.3	$221.8	$(1,859.1)	$1,561.8

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3.0	$11.2	$—	$14.2
Restricted cash	—	23.9	5.2	—	29.1
Receivables, net	0.1	42.4	30.8	—	73.3
Receivables from related parties	—	11.9	0.2	—	12.1
Profit-sharing receivables from insurance carriers	—	58.8	—	—	58.8
Prepaid commissions	—	48.2	13.9	—	62.1
Income tax receivable	—	1.1	(0.2)	—	0.9
Other current assets	3.6	17.5	18.3	—	39.4

Total current assets	3.7	206.8	79.4	—	289.9
Property and equipment, net	0.5	77.7	12.6	—	90.8
Contract rights and list fees, net	—	12.2	51.0	—	63.2
Goodwill	—	289.5	12.5	—	302.0
Other intangibles, net	—	741.4	67.7	—	809.1
Investment in subsidiaries	1,363.4	—	—	(1,363.4)	—
Intercompany receivables	—	406.4	1.5	(407.9)	—
Other non-current assets	29.1	12.1	5.0	—	46.2

Total assets	$1,396.7	$1,746.1	$229.7	$(1,771.3)	$1,601.2

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable and accrued expenses	49.1	149.5	65.6	—	264.2
Payables to related parties	3.7	4.5	5.1	—	13.3
Deferred revenue	—	220.0	35.1	—	255.1
Income taxes payable	0.6	1.6	0.8	—	3.0

Total current liabilities	53.4	375.8	106.6	—	535.8
Long-term debt	1,347.2	0.1	—	—	1,347.3
Deferred income taxes	(7.9)	12.6	15.5	—	20.2
Deferred revenue	—	29.4	12.2	—	41.6
Intercompany payables	407.9	—	—	(407.9)	—
Other long-term liabilities	13.5	11.8	35.9	—	61.2

Total liabilities	1,814.1	429.7	170.2	(407.9)	2,006.1
Minority interests	—	—	0.6	—	0.6
Stockholder’s equity (deficit)	(417.4)	1,316.4	58.9	(1,363.4)	(405.5)

Total liabilities and stockholder’s equity (deficit)	$1,396.7	$1,746.1	$229.7	$(1,771.3)	$1,601.2

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$285.8	$68.5	$—	$354.3

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	0.3	135.7	25.7	—	161.7
Operating costs	8.8	52.4	29.5	—	90.7
General and administrative	12.9	8.9	4.3	—	26.1
Depreciation and amortization	—	60.0	9.3	—	69.3

Total expenses	22.0	257.0	68.8	—	347.8

Income (loss) from operations	(22.0)	28.8	(0.3)	—	6.5
Equity in income (loss) of subsidiaries	6.6	—	—	(6.6)	—
Interest income	—	0.3	0.2	—	0.5
Interest expense	(10.9)	(0.3)	(1.3)	—	(12.5)
Other expense, net	—	—	(0.2)	—	(0.2)
Corporate allocations	19.6	(18.0)	(1.6)	—	—

Income (loss) before income taxes and minority interests	(6.7)	10.8	(3.2)	(6.6)	(5.7)
Income tax (expense) benefit	0.5	(0.6)	(0.3)	—	(0.4)
Minority interests, net of tax	—	—	(0.1)	—	(0.1)

Net loss	$(6.2)	$10.2	$(3.6)	$(6.6)	$(6.2)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$561.9	$131.6	$—	$693.5

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	0.5	264.7	50.0	—	315.2
Operating costs	17.5	104.5	58.5	—	180.5
General and administrative	26.0	18.0	9.8	—	53.8
Depreciation and amortization	—	118.6	18.6	—	137.2

Total expenses	44.0	505.8	136.9	—	686.7

Income (loss) from operations	(44.0)	56.1	(5.3)	—	6.8
Equity in income (loss) of subsidiaries	3.5	—	—	(3.5)	—
Interest income	—	0.7	0.3	—	1.0
Interest expense	(48.2)	(0.8)	(2.5)	—	(51.5)
Other expense, net	—	—	(0.2)	—	(0.2)
Corporate allocations	39.2	(36.0)	(3.2)	—	—

Income (loss) before income taxes and minority interests	(49.5)	20.0	(10.9)	(3.5)	(43.9)
Income tax (expense) benefit	(0.5)	(4.2)	(1.1)	—	(5.8)
Minority interests, net of tax	—	—	(0.3)	—	(0.3)

Net loss	$(50.0)	$15.8	$(12.3)	$(3.5)	$(50.0)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$280.7	$52.6	$—	$333.3

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	136.0	17.6	—	153.6
Operating costs	8.1	52.1	25.4	—	85.6
General and administrative	14.5	12.0	4.7	—	31.2
Depreciation and amortization	1.9	68.7	9.7	—	80.3

Total expenses	24.5	268.8	57.4	—	350.7

Loss from operations	(24.5)	11.9	(4.8)	—	(17.4)
Equity in income (loss) of subsidiaries	6.3	—	—	(6.3)	—
Interest income	—	1.3	0.2	—	1.5
Interest income – intercompany	0.2	—	—	(0.2)	—
Interest expense	(31.9)	(0.1)	(1.0)	—	(33.0)
Interest expense – intercompany	—	—	(0.2)	0.2	—
Corporate allocations	—	0.9	(0.9)	—	—

Income (loss) before income taxes and minority interests	(49.9)	14.0	(6.7)	(6.3)	(48.9)
Income tax (expense) benefit	(0.1)	(2.3)	1.3	—	(1.1)
Minority interests, net of tax	—	—	—	—	—

Net loss	$(50.0)	$11.7	$(5.4)	$(6.3)	$(50.0)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$552.9	$100.9	$—	$653.8

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	270.7	32.9	—	303.6
Operating costs	15.9	105.0	50.7	—	171.6
General and administrative	32.9	21.5	9.2	—	63.6
Depreciation and amortization	3.4	136.7	19.1	—	159.2

Total expenses	52.2	533.9	111.9	—	698.0

Loss from operations	(52.2)	19.0	(11.0)	—	(44.2)
Equity in income (loss) of subsidiaries	5.4	—	—	(5.4)	—
Interest income	—	2.3	0.4	—	2.7
Interest income – intercompany	0.5	—	—	(0.5)	—
Interest expense	(66.9)	(0.1)	(2.0)	—	(69.0)
Interest expense – intercompany	—	—	(0.5)	0.5	—
Corporate allocations	—	1.8	(1.8)	—	—

Income (loss) before income taxes and minority interests	(113.2)	23.0	(14.9)	(5.4)	(110.5)
Income tax (expense) benefit	(0.1)	(4.9)	2.3	—	(2.7)
Minority interests, net of tax	—	—	(0.1)	—	(0.1)

Net loss	$(113.3)	$18.1	$(12.7)	$(5.4)	$(113.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(50.0)	$15.8	$(12.3)	$(3.5)	$(50.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	118.6	18.6	—	137.2
Amortization of favorable and unfavorable contracts	—	(1.1)	(0.4)	—	(1.5)
Amortization of debt discount and financing costs	2.9	—	—	—	2.9
Unrealized gain on interest rate swap	(12.0)	—	—	—	(12.0)
Stock-based compensation	1.5	—	—	—	1.5
Equity in income (loss) of subsidiaries	(3.5)	—	—	3.5	—
Deferred income taxes	0.1	3.8	(1.4)	—	2.5
Payment received for assumption of loyalty points program liability	—	7.4	—	—	7.4
Net change in assets and liabilities:
Restricted cash	—	0.4	0.5	—	0.9
Receivables	—	(0.4)	(0.5)	—	(0.9)
Receivables from related parties	(0.5)	(28.2)	—	—	(28.7)
Profit-sharing receivables from insurance carriers	—	(8.2)	—	—	(8.2)
Prepaid commissions	—	(1.1)	3.0	—	1.9
Other current assets	(1.7)	(0.9)	(7.4)	—	(10.0)
Contract rights and list fees	—	—	—	—	—
Other non-current assets	0.1	(1.4)	0.2	—	(1.1)
Intercompany receivables and payables	79.4	(85.8)	6.4	—	—
Accounts payable and accrued expenses	24.6	6.3	(3.2)	—	27.7
Payables to related parties	(0.1)	(3.2)	(4.3)	—	(7.6)
Deferred revenue	—	(6.8)	4.1	—	(2.7)
Income taxes receivable and payable	(0.1)	(1.6)	0.8	—	(0.9)
Other long-term liabilities	0.4	(0.5)	(2.5)	—	(2.6)
Minority interest and other, net	—	(0.3)	0.7	—	0.4

Net cash provided by operating activities	41.1	12.8	2.3	—	56.2

Investing Activities
Capital expenditures	(1.5)	(11.1)	(3.8)	—	(16.4)
Restricted cash	—	—	(0.1)	—	(0.1)

Net cash used in investing activities	(1.5)	(11.1)	(3.9)	—	(16.5)

Financing Activities
Repayments under line of credit, net	(14.5)	—	—	—	(14.5)
Principal payments on borrowings	—	(0.1)	—	—	(0.1)
Dividends paid to parent company	(20.6)	—	—	—	(20.6)

Net cash used in financing activities	(35.1)	(0.1)	—	—	(35.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.3)	—	(0.3)

Net increase in cash and cash equivalents	4.5	1.6	(1.9)	—	4.2
Cash and cash equivalents, beginning of period	—	3.0	11.2	—	14.2

Cash and cash equivalents, end of period	$4.5	$4.6	$9.3	$—	$18.4

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(113.3)	$18.1	$(12.7)	$(5.4)	$(113.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3.4	136.7	19.1	—	159.2
Amortization of favorable and unfavorable contracts	—	(1.1)	(0.4)	—	(1.5)
Amortization of debt discount and financing costs	3.0	—	—	—	3.0
Unrealized gain on interest rate swap	(1.0)	—	—	—	(1.0)
Stock-based compensation	1.3	—	—	—	1.3
Equity in income (loss) of subsidiaries	(5.4)	—	—	5.4	—
Deferred income taxes	(0.6)	0.1	(3.6)	—	(4.1)
Net change in assets and liabilities:
Restricted cash	—	(1.9)	(0.4)	—	(2.3)
Receivables	(0.1)	(3.8)	3.7	—	(0.2)
Receivables from related parties	—	3.8	0.5	—	4.3
Profit-sharing receivables from insurance carriers	—	(1.2)	—	—	(1.2)
Prepaid commissions	—	11.6	(0.6)	—	11.0
Other current assets	(6.5)	4.7	1.6	—	(0.2)
Contract rights and list fees	—	(0.8)	—	—	(0.8)
Other non-current assets	—	(2.9)	(0.1)	—	(3.0)
Intercompany receivables and payables	162.0	(158.1)	(3.9)	—	—
Accounts payable and accrued expenses	14.8	(38.0)	(4.2)	—	(27.4)
Payables to related parties	—	(0.1)	(6.1)	—	(6.2)
Deferred revenue	—	(10.5)	7.6	—	(2.9)
Income taxes receivable and payable	0.6	2.4	2.1	—	5.1
Other long-term liabilities	1.5	(1.1)	(2.6)	—	(2.2)
Minority interests and other, net	(0.3)	0.3	(0.5)	—	(0.5)

Net cash provided by operating activities	59.4	(41.8)	(0.5)	—	17.1

Investing Activities
Capital expenditures	(4.9)	(5.4)	(1.1)	—	(11.4)
Acquisition-related payments, net of cash acquired	—	(0.7)	—	—	(0.7)

Net cash used in investing activities	(4.9)	(6.1)	(1.1)	—	(12.1)

Financing Activities
Principal payments on borrowings	(50.0)	(0.1)	—	—	(50.1)
Intercompany loan	3.6	—	(3.6)	—	—
Dividends paid to parent company	(8.1)	—	—	—	(8.1)
Distribution to a minority shareholder of a subsidiary	—	—	(0.4)	—	(0.4)

Net cash used in financing activities	(54.5)	(0.1)	(4.0)	—	(58.6)

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.1	—	0.1

Net decrease in cash and cash equivalents	—	(48.0)	(5.5)	—	(53.5)
Cash and cash equivalents, beginning of period	—	59.6	24.7	—	84.3

Cash and cash equivalents, end of period	$—	$11.6	$19.2	$—	$30.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2008 and 2007. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2008 and 2007 and our financial condition as of June 30, 2008, as well as a discussion of our liquidity and capital resources.

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

As of June 30, 2008, we had approximately 65 million members and end customers worldwide.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In late 2003, we began to expand the types of memberships that we offer to include memberships under monthly payment programs. In the first six months of 2008, approximately 64% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships remain under the billing terms in which they were originated.

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

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our affinity partner base. In the past few years, a number of our existing financial institution affinity partners have been acquired by, or merged with, other financial institutions. Several recent examples include Bank of America Corporation and Countrywide Financial Corp., JPMorgan Chase & Co. and Bear Stearns Companies, Inc., Wachovia Corporation and Golden West Financial Corporation and Bank of America Corporation and MNBA Corp. As we generally have relationships with either the acquirer, the target or, as in most cases, both the acquirer and the target, this industry consolidation has not, to date, had a material long-term impact on either our marketing opportunities or our margins, but has created delays in new program launches while the merging institutions focus on consolidating their internal operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Affinion North America
Membership Products -
Retail
Average Members (1)	7,954	8,244	8,025	8,388
% Monthly Members	41.5%	37.2%	40.7%	36.8%
% Annual Members	58.5%	62.8%	59.3%	63.2%
Annualized Net Revenue Per Average Member (2)	$75.56	$70.79	$73.92	$69.83
Wholesale
Average Members (1)	3,149	3,597	3,199	3,706
Portion for service formerly retail and other (3)	2,293	2,220	2,302	2,188
Average Retail Members including wholesale formerly retail and other (3)	10,247	10,464	10,327	10,576
Insurance and Package Products -
Insurance
Average Basic Insured (1)	23,501	25,986	23,846	26,350
Average Supplemental Insured	4,803	5,138	4,872	5,174
Annualized Net Revenue Per Supplemental Insured (2)	$60.25	$55.43	$56.95	$52.65
Package
Average Members (1)	5,535	6,270	5,599	6,330
Annualized Net Revenue Per Average Member (2)	$13.61	$13.58	$13.58	$13.57
Affinion International
International Products -
Package
Average Members (1)	16,214	16,647	16,060	16,467
Annualized Net Revenue Per Average Package Member (2)	$9.55	$8.14	$9.31	$7.85
Other Retail Membership
Average Members (1)	1,759	2,345	1,785	2,382
Annualized Net Revenue Per Average Member (2)	$38.58	$23.51	$38.23	$22.65
New Retail Membership
Average Members (1)	447	212	417	202

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Annualized Net Revenue Per Average Member (2)	$103.40	$115.09	$102.29	$112.27
Global Membership Products -
Retail
Average Members (1)(4)	8,401	8,456	8,442	8,590
Annualized Net Revenue Per Average Member (2)	$77.04	$71.90	$75.32	$70.83
Average Retail Members including wholesale formerly retail and other (3)(4)	10,694	10,676	10,744	10,778

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A member’s or insured’s, as applicable, count is removed in the period in which the member or insured, as applicable, has cancelled.
(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.
(3)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale retail locations to their customers and the Company receives lower annualized price points and pays no related commission expense.
(4)	Includes International Operations New Retail Average Members.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table summarizes our consolidated results of operations for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	(in millions)
Net revenues	$354.3	$333.3	$2.3	$18.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	161.7	153.6	0.6	7.5
Operating costs	90.7	85.6	0.9	4.2
General and administrative	26.1	31.2	—	(5.1)
Depreciation and amortization	69.3	80.3	(14.8)	3.8

Total expenses	347.8	350.7	(13.3)	10.4

Income (loss) from operations	6.5	(17.4)	15.6	8.3
Interest income	0.5	1.5	—	(1.0)
Interest expense	(12.5)	(33.0)	—	20.5
Other expense, net	(0.2)	—	—	(0.2)

Loss before income taxes and minority interests	(5.7)	(48.9)	15.6	27.6
Income tax expense	(0.4)	(1.1)	11.5	(10.8)
Minority interests, net of tax	(0.1)	—	—	(0.1)

Net loss	$(6.2)	$(50.0)	$27.1	$16.7

Summary of Operating Results for the Three Months Ended June 30, 2008

The following is a summary of changes affecting our operating results for the three months ended June 30, 2008.

Purchase accounting adjustments made in the Transactions had a less significant impact on our results of operations for the three months ended June 30, 2008 as compared to June 30, 2007. These entries, which are non-cash in nature, increased net revenues by $2.3 million and income (loss) from operations by $15.6 million. The effect of purchase accounting adjustments, which are primarily related to deferred revenue, for the three months ended June 30, 2008 as compared to June 30, 2007 increased net revenues by $2.3 million, marketing and commissions expense by $0.6 million and operating costs by $0.9 million. We recorded $14.8 million less depreciation and amortization expense for the three months ended June 30, 2008 which positively affected results of operations.

Excluding the effects of the Transactions, net revenues increased $18.7 million, or 5.6%, for the three months ended June 30, 2008 as compared to the same period in the prior year. The increase was primarily due to an increase of $14.4 million in our International segment primarily from a combination of new program introductions, growth in other retail and package products and a continued weakness in the U.S. dollar, primarily against the Euro. Net revenues of our Membership products increased $2.2 million primarily due to higher average revenues per retail member and higher wholesale revenues, partially offset by lower retail member volumes. Net revenues of our Loyalty products increased $2.0 million, primarily from growth in both new and existing programs.

Excluding the effects of the Transactions, Segment EBITDA increased $12.1 million, primarily due to higher net revenues along with lower net commissions and lower general and administrative costs. The lower general and administrative costs were primarily due to a decrease in general corporate expenses, particularly lower professional fees. Segment EBITDA decreased as a result of higher global marketing expenses and increased operating costs, primarily due to higher product and servicing costs incurred in our International business as a result of the increased revenues and the weaker U.S. dollar primarily against the Euro.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Calculated percentages are based on amounts as reported which, for the three months ended June 30, 2008 and 2007, reflect the impact of purchase accounting.

Net Revenues. During the three months ended June 30, 2008, we reported net revenues of $354.3 million, an increase of $21.0 million, or 6.3%, as compared to net revenues of $333.3 million in the comparable 2007 period. Approximately $2.3 million of the increase, or 0.7%, was primarily due to an adjustment to deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment was recognized in 2005 through 2007, and such impact will continue to decline in future periods. Net revenues excluding the impact of the Transactions increased $18.7 million, or 5.6%, due to increases in International products of $14.4 million and Membership and Loyalty products of $2.2 million and $2.0 million, respectively. International products net revenues increased primarily due to new program introductions for our new and other retail programs, growth in the package business and a favorable currency impact due to the continued weakness of the U.S. dollar. Membership net revenues increased primarily due to higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail, partially offset by lower retail member volumes. Loyalty products net revenues increased primarily due to growth from existing programs and new programs.

Marketing and Commissions Expense. Marketing and commissions expense increased by $8.1 million, or 5.3%, to $161.7 million for the three months ended June 30, 2008 from $153.6 million for the three months ended June 30, 2007. Excluding the impact of the Transactions, marketing and commissions expense was $7.5 million, or 4.9%, higher primarily due to increased global marketing costs, partially offset by lower commissions. Commissions decreased in our Membership business primarily as a result of the continuing shift of marketing spend to lower commission media and was partially offset by higher commissions in our International business primarily from revenue growth in new retail programs. Approximately $0.6 million, or 0.4%, of the increase was the result of higher commission expense related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues.

Operating Costs. Operating costs increased by $5.1 million, or 6.0%, to $90.7 million for the three months ended June 30, 2008 from $85.6 million for the three months ended June 30, 2007. Excluding the impact of the Transactions, operating costs were $4.2 million, or 4.9%, higher than 2007, primarily due to higher product and servicing costs in our International and Membership businesses and higher costs due to the effect of the weaker U.S. dollar, primarily against the Euro. Operating costs increased as a result of the Transactions by $0.9 million, or 1.1%, primarily related to an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

General and Administrative Expense. General and administrative expense decreased by $5.1 million, or 16.3%, to $26.1 million for the three months ended June 30, 2008 from $31.2 million for the three months ended June 30, 2007, principally due to decreases in general corporate expenses, primarily lower professional fees in our Membership business.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $11.0 million for the three months ended June 30, 2008 to $69.3 million from $80.3 million for the three months ended June 30, 2007, primarily from recording higher amortization expense in 2007 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by an increase in the amortization of contract rights and member relationships acquired subsequent to the date of the Transactions.

Interest Expense. Interest expense decreased by $20.5 million, or 62.1%, to $12.5 million for the three months ended June 30, 2008 from $33.0 million for the three months ended June 30, 2007, primarily due to a more favorable impact of approximately $16.1 million on interest rate swaps in 2008 as compared to 2007 in addition to lower net interest accrued on debt of approximately $4.9 million, primarily the net result of the prepayments made on our term loan throughout 2007 and the current utilization of our revolving credit facility. These decreases were partially offset by increased accreted interest of $0.2 million related to contract rights.

Income Tax Expense. Income tax expense decreased by $0.7 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily due to the tax benefit recorded during the period associated with the utilization of state tax attributes which are reimbursable in accordance with the purchase agreement.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues				Segment EBITDA (1)
	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$174.8	$172.0	$0.6	$2.2	$26.9	$18.7	$—	$8.2
Insurance and package products	96.4	96.2	0.2	—	36.6	37.1	0.2	(0.7)
Loyalty products	15.7	13.7	—	2.0	4.9	3.4	—	1.5
Eliminations	(1.1)	(1.2)	—	0.1	—	—	—	—

Total North America	285.8	280.7	0.8	4.3	68.4	59.2	0.2	9.0
Affinion International products	68.5	52.6	1.5	14.4	9.0	4.9	0.6	3.5

Total products	354.3	333.3	2.3	18.7	77.4	64.1	0.8	12.5
Corporate	—	—	—	—	(1.6)	(1.2)	—	(0.4)

Total	$354.3	$333.3	$2.3	$18.7	75.8	62.9	$0.8	12.1

Depreciation and amortization					(69.3)	(80.3)	14.8	(3.8)

Income (loss) from operations					$6.5	$(17.4)	$15.6	$8.3

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to loss from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $2.8 million, or 1.6%, to $174.8 million for the three months ended June 30, 2008 as compared to $172.0 million for the three months ended June 30, 2007. Excluding the effects of the Transactions, net revenues increased by $2.2 million, or 1.3%, primarily due to higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail, partially offset by lower retail member volumes. Net revenues increased $0.6 million related to purchase accounting adjustments from the Transactions.

Segment EBITDA increased by $8.2 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase was primarily due to lower general and administrative costs of $5.3 million, principally the result of decreases in general corporate expenses, primarily lower professional fees, higher net revenues of $2.2 million and lower marketing and commissions of $1.7 million. These increases were partially offset by higher product and servicing costs of $1.0 million.

Insurance and Package Products. Insurance and package products reported net revenues of $96.4 million for the three months ended June 30, 2008, virtually unchanged as compared to the three months ended June 30, 2007. Insurance revenue increased approximately $1.0 million, principally due to the continued increase in net revenue per supplemental insured and was offset by a decrease in Package revenue of approximately $1.0 million, principally due to lower Package members. In addition, net revenues as a result of the Transactions increased $0.2 million due to a non-cash deferred revenue adjustment recorded in purchase accounting.

Excluding the effects of the Transactions, Segment EBITDA decreased by $0.7 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily due to higher marketing and commissions of $1.7 million, partially offset by lower product, servicing and employee costs of $1.2 million. Segment EBITDA related to the Transactions increased $0.2 million from a deferred revenue adjustment described above.

Loyalty Products. Revenues from Loyalty products increased by $2.0 million, or 14.6%, for the three months ended June 30, 2008 to $15.7 million as compared to $13.7 million for the three months ended June 30, 2007. Net revenues increased $1.8 million primarily due to member growth within existing client programs and $0.5 million from new programs.

Segment EBITDA increased by $1.5 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily due to revenue growth from growth in new and existing programs.

Affinion International

International Products. International products net revenues increased by $15.9 million, or 30.2%, to $68.5 million for the three months ended June 30, 2008 as compared to $52.6 million for the three months ended June 30, 2007. Net revenues excluding the results of the Transactions increased $14.4 million, or 27.4%, primarily due to higher revenues of $5.6 million from new program introductions for our new retail offerings, $2.9 million from growth in our other retail business, and $1.6 million from growth in our package business. The package business experienced a net year over year reduction in members, however the majority of the lost members generated a minimal amount of revenue and were substantially offset by new members at higher price points. In addition, net revenues increased $3.6 million from the weakening of the U.S. dollar, primarily against the Euro. Net revenues also increased $1.5 million, or 2.8%, from a non-cash deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA increased by $4.1 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Excluding the effect of the Transactions, Segment EBITDA increased $3.5 million. The increase of $14.4 million in revenue was partially offset by $7.5 million of higher marketing and commissions and increased operating and administrative costs, primarily to support our new retail programs. In addition, costs increased due to the weakening of the U.S. dollar reducing Segment EBITDA by approximately $3.4 million. Segment EBITDA increased $0.6 million as a result of purchase accounting adjustments primarily related to a deferred revenue adjustment, net of commissions, and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table summarizes our consolidated results of operations for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	(in millions)
Net revenues	$693.5	$653.8	$6.0	$33.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	315.2	303.6	2.0	9.6
Operating costs	180.5	171.6	1.7	7.2
General and administrative	53.8	63.6	—	(9.8)
Depreciation and amortization	137.2	159.2	(29.6)	7.6

Total expenses	686.7	698.0	(25.9)	14.6

Income (loss) from operations	6.8	(44.2)	31.9	19.1
Interest income	1.0	2.7	—	(1.7)
Interest expense	(51.5)	(69.0)	—	17.5
Other expense, net	(0.2)	—	—	(0.2)

Loss before income taxes and minority interests	(43.9)	(110.5)	31.9	34.7
Income tax expense	(5.8)	(2.7)	10.5	(13.6)
Minority interests, net of tax	(0.3)	(0.1)	—	(0.2)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	(in millions)
Net loss	$(50.0)	$(113.3)	$42.4	$20.9

Summary of Operating Results for the Six Months Ended June 30, 2008

The following is a summary of changes affecting our operating results for the six months ended June 30, 2008.

Purchase accounting adjustments made in the Transactions had a less significant impact on our results of operations for the six months ended June 30, 2008 as compared to June 30, 2007. These entries, which were non-cash in nature, increased net revenues by $6.0 million and income (loss) from operations by $31.9 million. The effect of purchase accounting adjustments, which were primarily related to deferred revenue, for the six months ended June 30, 2008 as compared to June 30, 2007 increased net revenues by $6.0 million, marketing and commissions expense by $2.0 million and operating costs by $1.7 million. We recorded $29.6 million less depreciation and amortization expense for the six months ended June 30, 2008 which positively affected results of operations.

Excluding the effects of the Transactions, net revenues increased $33.7 million, or 5.2%, for the six months ended June 30, 2008 as compared to the same period in the prior year. The increase was primarily due to an increase of $27.8 million in our International segment primarily from a combination of new program introductions, growth in other retail and package products and a continued weakness in the U.S. dollar, primarily against the Euro. Net revenues of our Loyalty products increased $4.4 million primarily from growth in both new and existing programs. Net revenues of our Membership products increased $1.4 million primarily due to higher average revenues per retail member and higher wholesale revenues, partially offset by lower retail member volumes.

Excluding the effects of the Transactions, Segment EBITDA increased $26.7 million for the six months ended June 30, 2008 as compared to the same period in the prior year, primarily due to higher net revenues along with lower net commissions and lower general and administrative costs. The lower general and administrative costs were primarily due to the absence in 2008 of a charge for a distribution to option holders recorded in the first quarter of 2007 and a decrease in general corporate expenses, principally lower professional fees. Segment EBITDA was negatively impacted by higher global marketing expenses and increased operating costs, primarily higher product and servicing costs incurred in our International business as a result of the increased revenues and the weaker U.S. dollar primarily against the Euro.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Calculated percentages are based on amounts as reported which, for the six months ended June 30, 2008 and 2007, reflect the impact of purchase accounting.

Net Revenues. During the six months ended June 30, 2008, we reported net revenues of $693.5 million, an increase of $39.7 million, or 6.1%, as compared to net revenues of $653.8 million in the comparable period in 2007. Approximately $6.0 million of the increase, or 0.9%, was primarily due to an adjustment to deferred revenue related to the Transactions. Deferred revenue was originally written down as a part of purchase accounting. The majority of the negative impact of this adjustment was recognized in 2005 through 2007, and such impact will continue to decline in future periods. Net revenues excluding the impact of the Transactions increased $33.7 million, or 5.2%, primarily due to increases in revenues from International products of $27.8 million and revenues from Loyalty and Membership products of $4.4 million and $1.4 million, respectively. International products net revenues increased primarily due to new program introductions for our new and other retail programs, growth in the package business and a favorable currency impact due to the continued weakness of the U.S. dollar. Loyalty products net revenues increased primarily due to growth from existing programs and new programs. Membership products net revenues increased primarily due to higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail, partially offset by lower retail member volumes.

Marketing and Commissions Expense. Marketing and commissions expense increased by $11.6 million, or 3.8%, to $315.2 million for the six months ended June 30, 2008 from $303.6 million for the six months ended June 30, 2007. Excluding the impact of the Transactions, marketing and commissions expense was $9.6 million, or 3.2%, higher primarily due to increased global marketing costs, partially offset by lower commissions. Commissions decreased in our Membership business primarily as a result of the continuing shift of marketing spend to lower commission media and was partially offset by higher commissions in our International business, primarily from revenue growth in new retail programs. Approximately $2.0 million, or 0.6%, of the increase was the result of higher commission expense related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues.

Operating Costs. Operating costs increased by $8.9 million, or 5.2%, to $180.5 million for the six months ended June 30, 2008 from $171.6 million for the six months ended June 30, 2007. Excluding the impact of the Transactions, operating costs were $7.2 million, or 4.2%, higher than those incurred in 2007, primarily due to higher product and servicing costs in our International business and higher costs due to the effect of the weaker U.S. dollar, primarily against the Euro. Operating costs increased as a result of the Transactions by $1.7 million, or 1.0%, primarily related to an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

General and Administrative Expense. General and administrative expense decreased by $9.8 million, or 15.4%, to $53.8 million for the six months ended June 30, 2008 from $63.6 million for the six months ended June 30, 2007, primarily due to the absence in 2008 of a $5.4 million charge for a cash distribution to option holders in the first quarter of 2007 in connection with the special dividend paid by Affinion Holdings in addition to lower general corporate expenses, primarily lower professional fees in our Membership business.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $22.0 million for the six months ended June 30, 2008 to $137.2 million from $159.2 million for the six months ended June 30, 2007, primarily from recording higher amortization expense in 2007 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by an increase in the amortization of contract rights and member relationships acquired subsequent to the date of the Transactions.

Interest Expense. Interest expense decreased by $17.5 million, or 25.4%, to $51.5 million for the six months ended June 30, 2008 from $69.0 million for the six months ended June 30, 2007, primarily due to a more favorable impact of approximately $10.9 million on interest rate swaps in 2008 as compared to 2007 in addition to lower net interest accrued on debt of approximately $7.6 million, primarily the net result of the prepayments made on our term loan throughout 2007 and the current utilization of our revolving credit facility. These decreases were partially offset by increased accreted interest of $0.5 million related to contract rights.

Income Tax Expense. Income tax expense increased by $3.1 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 primarily due to the decrease in current state tax liabilities, recording a state tax benefit associated with the utilization of tax attributes which are reimbursable under the purchase agreement, the changes in the valuation allowance recorded during the period attributable to state and foreign deferred tax assets and an increase in current foreign tax liabilities due to operating profits in certain foreign jurisdictions.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues				Segment EBITDA (1)
	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$346.6	$342.5	$2.7	$1.4	$55.3	$38.0	$0.7	$16.6
Insurance and package products	186.8	186.6	0.4	(0.2)	69.5	70.9	0.4	(1.8)
Loyalty products	30.6	26.2	—	4.4	9.1	6.3	—	2.8
Eliminations	(2.1)	(2.4)	—	0.3	—	—	—	—

Total North America	561.9	552.9	3.1	5.9	133.9	115.2	1.1	17.6
Affinion International products	131.6	100.9	2.9	27.8	13.3	8.1	1.2	4.0

	Six Months Ended June 30,
	Net Revenues				Segment EBITDA (1)
	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Total products	693.5	653.8	6.0	33.7	147.2	123.3	2.3	21.6
Corporate	—	—	—	—	(3.2)	(8.3)	—	5.1

Total	$693.5	$653.8	$6.0	$33.7	144.0	115.0	$2.3	26.7

Depreciation and amortization					(137.2)	(159.2)	29.6	(7.6)

Income (loss) from operations					$6.8	$(44.2)	$31.9	$19.1

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to loss from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $4.1 million, or 1.2%, to $346.6 million for the six months ended June 30, 2008 as compared to $342.5 million for the six months ended June 30, 2007. The increase was primarily attributable to a $2.7 million, or 0.8%, adjustment primarily related to deferred revenue recorded in purchase accounting from the Transactions. Excluding the effects of the Transactions, net revenues increased by $1.4 million, or 0.4%, primarily due to higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail, partially offset by lower retail member volumes.

Segment EBITDA increased by $17.3 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Excluding the effects of the Transactions, Segment EBITDA increased by $16.6 million primarily due to lower marketing and commissions of $10.1 million and higher net revenues of $1.4 million. Segment EBITDA also increased due to lower general and administrative costs of $6.2 million, principally a result of decreases in general corporate expenses, primarily lower professional fees. These increases were partially offset by higher product and servicing costs of $1.1 million. Segment EBITDA related to the Transactions for the six months ended June 30, 2008 was positively affected by a $0.7 million deferred revenue adjustment recorded in purchase accounting, net of increased prepaid commissions and the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting.

Insurance and Package Products. Insurance and package products reported net revenues of $186.8 million for the six months ended June 30, 2008, substantially unchanged as compared to the $186.6 million reported for the six months ended June 30, 2007. Package revenue declined approximately $2.5 million, principally due to lower Package members. This decrease was substantially offset by an increase in Insurance revenue of approximately $2.3 million, principally due to the continued increase in net revenue per supplemental insured net of higher cost of insurance resulting from higher claims experience. In addition, net revenues as a result of the Transactions increased $0.4 million due to a non-cash deferred revenue adjustment recorded in purchase accounting.

Excluding the effects of the Transactions, Segment EBITDA decreased by $1.8 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily due to higher marketing and commissions of $3.9 million partially offset by lower product, servicing and employee costs of $2.3 million. Segment EBITDA related to the Transactions increased $0.4 million from a deferred revenue adjustment described above.

Loyalty Products. Revenues from Loyalty products increased by $4.4 million, or 16.8%, for the six months ended June 30, 2008 to $30.6 million as compared to $26.2 million for the six months ended June 30, 2007. Net revenues increased $3.5 million primarily due to member growth within existing client programs and $1.1 million from new programs.

Segment EBITDA increased by $2.8 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily due to revenue growth from new and existing programs.

Affinion International

International Products. International products net revenues increased by $30.7 million, or 30.4%, to $131.6 million for the six months ended June 30, 2008 as compared to $100.9 million for the six months ended June 30, 2007. Net revenues excluding the results of the Transactions increased $27.8 million, or 27.5%, primarily due to higher revenues of $10.0 million from new program introductions for our new retail offerings, $6.1 million from growth in our other retail business, and $3.9 million from growth in our package business. The package business experienced a net year over year reduction in members, however the majority of the lost members generated a minimal amount of revenue and were substantially offset by new members at higher price points. In addition, net revenues increased $7.2 million from the weakening of the U.S. dollar, primarily against the Euro. Net revenues also increased $2.9 million, or 2.9%, from a non-cash deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA increased by $5.2 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Excluding the effect of the Transactions, Segment EBITDA increased $4.0 million. The increase in revenue of $27.8 million was partially offset by $17.8 million of higher marketing and commissions and increased operating and administrative costs primarily to support our new retail programs. The effect of the weaker U.S. dollar increased costs and reduced Segment EBITDA by approximately $6.0 million. In addition, Segment EBITDA increased $1.2 million as a result of purchase accounting adjustments primarily related to a deferred revenue adjustment, net of commissions, and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

Corporate

For the six months ended June 30, 2008, corporate costs decreased by $5.1 million as compared to the six months ended June 30, 2007 primarily due to the absence in 2008 of a $5.4 million charge related to a payment to option holders in the first quarter of 2007, in connection with the special dividend paid by Affinion Holdings.

Financial Condition, Liquidity and Capital Resources

Financial Condition – June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007	Increase (Decrease)
	(in millions)
Total assets	$1,561.8	$1,601.2	$(39.4)
Total liabilities	2,034.0	2,006.1	27.9
Total stockholder’s equity (deficit)	(472.6)	(405.5)	(67.1)

Total assets decreased by $39.4 million due to (i) a decrease in intangible assets of $106.5 million, principally due to amortization expense of $109.1 million (substantially all of the intangible assets were acquired as a result of the Transactions – see Notes 1 and 2 to our unaudited condensed consolidated financial statements), and (ii) a net decrease in contract rights and list fees of $9.3 million due to amortization expense for the period in excess of the cost of acquired contract rights. These decreases were partially offset by (i) an increase in receivables from related parties of $34.1 million principally due to a receivable from certain ex-Cendant entities for the reimbursable portion of a litigation settlement, (ii) an increase in other assets of $19.2 million primarily due to a change in the fair value of interest rate swaps of $12.0 million and long-term receivables related to the loyalty points program acquisition, (iii) an increase in other current assets of $11.9 million primarily due to the timing of payments to affinity partners and an increase in prepaid computer maintenance fees, and (iv) an increase in profit-sharing receivables from insurance carriers of $8.2 million due to timing of receipts from the insurance carriers.

Total liabilities increased $27.9 million primarily due to (i) an increase in accounts payable and accrued expenses of $40.9 million, principally due to the accrual of a litigation settlement and the recognition of a liability to loyalty points program holders related to the assumption of a loyalty points program liability and (ii) an increase in other long-term liabilities of $7.5 million, principally due to the recognition of a liability to loyalty points program holders related to the assumption of a loyalty points program liability. These increases were partially offset by (i) a decrease in debt of $14.2 million primarily as a result of net repayments under the line of credit and (ii) a decrease in payables to related parties of $6.0 million due to timing of payments.

Total stockholder’s equity (deficit) decreased by $67.1 million due to a net loss of $50.0 million and a dividend payment to the Company’s parent of $20.6 million, partially offset by a favorable currency effect of $3.5 million.

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

Cash Flows – Six Months Ended June 30, 2008 and 2007

At June 30, 2008, we had $18.4 million of cash and cash equivalents on hand, a decrease of $12.4 million from $30.8 million at June 30, 2007. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Six Months Ended June 30,
	2008	2007	Change
	(in millions)
Cash provided by (used in):
Operating activities	$56.2	$17.1	$39.1
Investing activities	(16.5)	(12.1)	(4.4)
Financing activities	(35.2)	(58.6)	23.4
Effect of exchange rate changes	(0.3)	0.1	(0.4)

Net change in cash and cash equivalents	$4.2	$(53.5)	$57.7

Operating Activities

During the six months ended June 30, 2008, we generated $39.1 million more cash from operating activities than during the six months ended June 30, 2007. Segment EBITDA, excluding the non-cash impacts of purchase accounting, increased by $26.7 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 (see “Results of Operations”). In addition, in 2008 we received $7.4 million (net of transaction costs) in connection with the assumption of a loyalty points program liability.

Investing Activities

We used $4.4 million more cash in investing activities during the six months ended June 30, 2008 as compared to the same period in 2007, principally due to increased capital expenditures, which were $16.4 million and $11.4 million for the six months ended June 30, 2008 and 2007, respectively.

Financing Activities

We used $23.4 million less cash in financing activities during the six months ended June 30, 2008 as compared to the same period in 2007. During the six months ended June 30, 2008, we had net repayments under our line of credit of $14.5 million and paid dividends to our parent of $20.6 million. During the six months ended June 30, 2007, we made $50.0 million of voluntary prepayments of the term loan, and we paid a dividend to our parent of $8.1 million. In addition, during 2007, one of our majority-owned consolidated subsidiaries made a distribution to its minority shareholder of $0.4 million.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt. As of June 30, 2008, we had approximately $1.3 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $205.0 million in principal prepayments that we made through June 30, 2008) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At June 30, 2008, we had $304.0 million ($302.4 million net of premiums and discounts) outstanding under the senior notes, $655.0 million outstanding under the term loan facility, $355.5 million ($351.6 million net of discounts) outstanding under the senior subordinated notes, $24.0 million outstanding under the revolving credit facility and $74.5 million available under the revolving credit facility after giving effect to the issuance of $1.5 million of letters of credit.

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

Covenant Compliance

Our senior secured credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.60 to 1.0 at June 30, 2008. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.50 to 1.0 at June 30, 2008. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our credit facility, senior notes indenture, and senior subordinated notes indenture. Under our indentures governing the senior notes and the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, since the Transactions, our cash flow has allowed us to make nine voluntary principal prepayments of the term loan through June 30, 2008 aggregating $205.0 million.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended June 30, 2008 to Adjusted EBITDA.

Twelve Months Ended June 30, 2008 (a)
(in millions)
Net cash provided by operating activities	$140.9
Interest expense, net	124.5
Income tax expense	7.8
Amortization of favorable and unfavorable contracts	3.0
Amortization of debt discount and financing costs	(6.4)
Unrealized gain on interest rate swap	5.9
Deferred income taxes	(0.7)
Payment received for assumption of loyalty points program liability	(7.4)
Changes in assets and liabilities	28.6
Effect of the Transactions, reorganizations, certain legal costs and net cost savings (b)	4.7
Other, net (c)	3.1

Adjusted EBITDA(d)	$304.0

(a)	Represents consolidated financial data for the year ended December 31, 2007, minus consolidated financial data for the six months ended June 30, 2007, plus consolidated financial data for the six months ended June 30, 2008.
(b)	Eliminates the effect of the Transactions, prior business reorganizations, non-recurring revenue and gains, legal expenses for certain legal matters and certain severance costs.
(c)	Eliminates stock-based compensation, non-recurring Sarbanes-Oxley implementation costs, a $2.0 million annual consulting fee paid to Apollo and certain other costs.
(d)	Adjusted EBITDA does not give pro forma effect to our acquisition of a base of approximately half a million members and the associated fee revenue stream from a U.S.-based financial institution that was completed in December 2007. However, we would be permitted to make such pro forma adjustment as if such acquisition had occurred on July 1, 2007 in calculating the Adjusted EBITDA under our credit facility and the indentures governing our senior notes and senior subordinated notes.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended June 30, 2008 to Adjusted EBITDA as required by our senior secured credit facility agreement, the indenture governing our senior notes and the indenture governing our senior subordinated notes.

Twelve Months Ended June 30, 2008 (a)
(in millions)
Net loss	$(127.8)
Interest expense, net	124.5
Income tax expense	7.8
Minority interests, net of tax	0.5
Other expense, net	0.3
Depreciation and amortization	288.8
Effect of the Transactions, reorganizations and non-recurring revenues and gains (b)	3.2
Certain legal costs (c)	(0.9)
Net cost savings (d)	2.4
Other, net (e)	5.2

Adjusted EBITDA (f)	$304.0

Interest coverage ratio (g)	2.47
Consolidated leverage ratio (h)	4.34
Fixed charge coverage ratio (i)	2.56

(a)	Represents consolidated financial data for the year ended December 31, 2007, minus consolidated financial data for the six months ended June 30, 2007, plus consolidated financial data for the six months ended June 30, 2008.
(b)	Effect of the Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Transactions, prior business reorganizations and non-recurring revenues and gains.
(c)	Certain legal costs—represents legal costs for certain litigation matters.
(d)	Net cost savings—represents the elimination of costs associated with severance incurred.
(e)	Other, net—represents: (i) net changes in other reserves, (ii) the elimination of stock-based compensation expense, (iii) non-recurring Sarbanes-Oxley implementation costs, and (iv) consulting fees paid to Apollo.
(f)	Adjusted EBITDA does not give pro forma effect to our acquisition of a base of approximately half a million members and the associated fee revenue stream from a U.S.-based financial institution that was completed in December 2007. However, we would be permitted to make such pro forma adjustment as if such acquisition had occurred on July 1, 2007 in calculating the Adjusted EBITDA under our credit facility and the indentures governing our senior notes and senior subordinated notes.
(g)	The interest coverage ratio is defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.60 to 1.0 at June 30, 2008.
(h)	The consolidated leverage ratio is defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.50 to 1.0 at June 30, 2008.
(i)	The fixed charge coverage ratio is defined in the indentures governing the senior notes and the senior subordinated notes (Consolidated Cash Flows, as defined, which is equivalent to Adjusted EBITDA (as defined in the Affinion Credit Facility), to fixed charges, as defined).

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

Interest Rate Swap

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of our floating rate credit facility into a fixed rate obligation. The notional amount of the swap was $200.0 million at June 30, 2008 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for our long-term debt as of June 30, 2008 (dollars are in millions unless otherwise indicated).

	2008	2009	2010	2011	2012	2013 and Thereafter	Total	Fair Value At June 30, 2008
Fixed rate debt	$0.1	$0.2	$—	$—	$—	$659.5	$659.8	$660.6
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%
Variable rate debt	$—	$—	$—	$24.0	$655.0	$—	$679.0	$679.0
Average interest rate (a)	5.16%	5.16%	5.16%	5.16%	5.16%	—
Variable to fixed-interest rate swaps (b)								$7.8
Average pay rate	3.48%	3.34%	3.02%	2.86%
Average receive rate	2.88%	3.41%	4.25%	4.58%

(a)	Average interest rate is based on rates in effect at June 30, 2008.
(b)	The fair value of the interest rate swap is included in other non-current assets ($12.3) and other long-term liabilities ($4.5) at June 30, 2008.

We do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2008, there were no significant concentrations of credit risk. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

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

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Information required by this Item is contained in Note 6 to our consolidated financial statements within Part I of this Form 10-Q.

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

AFFINION GROUP, INC.

Date: July 31, 2008	By:	/s/ Thomas A. Williams
Thomas A. Williams
Executive Vice President and Chief Financial Officer

S-1