Form 10-Q
period 2008-09-30
Affinion Group, Inc.
filed 2008-10-31
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 29, 2008 was 100.

i

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In millions, except share amounts)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$18.3	$14.2
Restricted cash	29.3	29.1
Receivables (net of allowance for doubtful accounts of $1.1 and $1.3, respectively)	75.5	73.3
Receivables from related parties	34.7	12.1
Profit-sharing receivables from insurance carriers	83.2	58.8
Prepaid commissions	57.5	62.1
Deferred income taxes	0.8	0.9
Other current assets	40.6	39.4

Total current assets	339.9	289.9
Property and equipment, net	86.9	90.8
Contract rights and list fees, net	46.0	63.2
Goodwill	302.3	302.0
Other intangibles, net	642.2	809.1
Receivables from related parties	6.4	—
Other non-current assets	52.4	46.2

Total assets	$1,476.1	$1,601.2

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$0.3	$0.2
Accounts payable and accrued expenses	301.3	264.2
Payables to related parties	10.1	13.3
Deferred revenue	242.5	255.1
Income taxes payable	1.5	3.0

Total current liabilities	555.7	535.8
Long-term debt	1,309.8	1,347.3
Deferred income taxes	22.7	20.2
Deferred revenue	39.9	41.6
Other long-term liabilities	63.0	61.2

Total liabilities	1,991.1	2,006.1

Minority interests	0.6	0.6

Commitments and contingencies (Note 6)
Stockholder’s Equity (Deficit):
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	311.7	348.7
Accumulated deficit	(836.8)	(766.5)
Accumulated other comprehensive income	9.5	12.3

Total stockholder’s equity (deficit)	(515.6)	(405.5)

Total liabilities and stockholder’s equity (deficit)	$1,476.1	$1,601.2

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net revenues	$364.8	$330.6	$1,058.3	$984.4

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	160.1	149.3	475.3	452.9
Operating costs	96.7	79.6	277.2	251.2
General and administrative	24.1	25.9	77.9	89.5
Depreciation and amortization	68.4	82.9	205.6	242.1

Total expenses	349.3	337.7	1,036.0	1,035.7

Income (loss) from operations	15.5	(7.1)	22.3	(51.3)
Interest income	0.4	0.9	1.4	3.6
Interest expense	(35.6)	(38.7)	(87.1)	(107.7)
Other income, net	2.8	—	2.6	—

Loss before income taxes and minority interests	(16.9)	(44.9)	(60.8)	(155.4)
Income tax (expense) benefit	(3.1)	1.7	(8.9)	(1.0)
Minority interests, net of tax	(0.3)	(0.1)	(0.6)	(0.2)

Net loss	$(20.3)	$(43.3)	$(70.3)	$(156.6)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In millions)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Operating Activities
Net loss	$(70.3)	$(156.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	205.6	242.1
Amortization of favorable and unfavorable contracts	(2.3)	(2.2)
Amortization of debt discount and financing costs	4.4	5.0
Unrealized (gain) loss on interest rate swaps	(8.1)	2.2
Stock-based compensation	2.3	1.8
Deferred income taxes	3.8	(10.3)
Payment received for assumption of loyalty points program liability	7.4	—
Net change in assets and liabilities:
Restricted cash	0.6	(1.1)
Receivables	(2.2)	3.0
Receivables from related parties	(17.3)	3.1
Profit-sharing receivables from insurance carriers	(24.4)	(12.5)
Prepaid commissions	3.5	13.7
Other current assets	(2.2)	3.0
Contract rights and list fees	(0.1)	(0.9)
Other non-current assets	(1.6)	(5.3)
Accounts payable and accrued expenses	31.1	(10.7)
Payables to related parties	(5.2)	(4.9)
Deferred revenue	(9.9)	(4.6)
Income taxes receivable and payable	(1.5)	7.4
Other long-term liabilities	(4.4)	(6.9)
Minority interests and other, net	(0.8)	(0.2)

Net cash provided by operating activities	108.4	65.1

Investing Activities
Capital expenditures	(25.6)	(18.6)
Restricted cash	(1.1)	—
Acquisition-related payment, net of cash acquired	—	(0.8)

Net cash used in investing activities	(26.7)	(19.4)

Financing Activities
Repayments under line of credit, net	(38.5)	—
Principal payments on borrowings	(0.2)	(75.1)
Dividends paid to parent company	(37.0)	(32.1)
Distribution to minority shareholder of a subsidiary	(0.4)	(0.4)

Net cash used in financing activities	(76.1)	(107.6)

Effect of changes in exchange rates on cash and cash equivalents	(1.5)	0.1

Net increase (decrease) in cash and cash equivalents	4.1	(61.8)
Cash and cash equivalents, beginning of period	14.2	84.3

Cash and cash equivalents, end of period	$18.3	$22.5

Supplemental Disclosure of Cash Flow Information:
Interest payments	$69.5	$80.5

Income tax payments	$6.6	$4.9

Non-cash investing and financing activities:
Accrued capital expenditures	$0.6	$0.1

Capital leases	$0.7	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation — On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125.0 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), the Company’s parent company, and a warrant (fair value of $16.7 million) that is exercisable into 4,437,170 shares of common stock of Affinion Holdings upon the earlier of four years or the achievement by Apollo of certain investment return hurdles, and $38.1 million of transaction-related costs. Pursuant to the purchase agreement, Affinion acquired all of the outstanding capital stock and membership interests of the Predecessor, as well as substantially all of the Predecessor’s assets and liabilities.

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

2.	INTANGIBLE ASSETS

Intangible assets consisted of:

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$808.7	$(484.1)	$324.6
Affinity relationships	578.0	(298.1)	279.9
Proprietary databases and systems	54.2	(52.3)	1.9
Trademarks and tradenames	26.2	(5.3)	20.9
Patents and technology	25.0	(10.9)	14.1
Covenant not to compete	1.0	(0.2)	0.8

	$1,493.1	$(850.9)	$642.2

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$809.7	$(388.5)	$421.2
Affinity relationships	583.3	(250.5)	332.8
Proprietary databases and systems	54.2	(38.8)	15.4
Trademarks and tradenames	26.6	(3.8)	22.8
Patents and technology	25.0	(9.1)	15.9
Covenant not to compete	1.0	—	1.0

	$1,499.8	$(690.7)	$809.1

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Member relationships	$32.4	$38.2	$96.2	$114.7
Affinity relationships	16.8	23.0	50.7	68.6
Proprietary databases and systems	4.6	4.5	13.6	13.3
Trademarks and tradenames	0.5	0.5	1.6	1.3
Patents and technology	0.6	0.6	1.8	1.9
Covenant not to compete	0.1	—	0.2	—

	$55.0	$66.8	$164.1	$199.8

Based on the Company’s amortizable intangible assets as of September 30, 2008, the Company expects the related amortization expense for fiscal 2008 and the four succeeding fiscal years to be $207.1 million in 2008, $153.9 million in 2009, $127.5 million in 2010, $110.1 million in 2011 and $88.8 million in 2012.

Goodwill attributed to each of the Company’s reporting segments is as follows:

	September 30, 2008	December 31, 2007
Membership products	$231.1	$231.1
Insurance and package products	58.3	58.3
International products	12.9	12.6

	$302.3	$302.0

The change in the Company’s carrying amount of goodwill in fiscal 2008 is due to changes in foreign currency exchange rates.

3.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$65.6	$(30.9)	$34.7	$72.5	$(20.6)	$51.9
List fees	16.5	(5.2)	11.3	14.6	(3.3)	11.3

	$82.1	$(36.1)	$46.0	$87.1	$(23.9)	$63.2

Amortization expense for the three and nine months ended September 30, 2008 was $5.0 million and $15.4 million, respectively, of which $0.6 million and $1.8 million, respectively, is included in marketing expense and $4.4 million and $13.6 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense for the three and nine months ended September 30, 2007 was $6.1 million and $14.9 million, respectively, of which $0.5 million and $1.6 million, respectively, is included in marketing expense and $5.6 million and $13.3 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Based on the Company’s contract rights and list fees as of September 30, 2008, the Company expects the related amortization expense for fiscal 2008 and the four succeeding fiscal years to be approximately $20.2 million in 2008, $16.0 million in 2009, $11.9 million in 2010, $9.3 million in 2011 and $1.2 million in 2012.

4.	LONG-TERM DEBT

Long-term debt consisted of:

	September 30, 2008	December 31, 2007
Term loan due 2012	$655.0	$655.0
Revolving credit facility	—	38.5
10 1/8% senior notes due 2013, net of unamortized discount of $1.5 and $1.7, respectively, with an effective interest rate of 10.285%	302.5	302.3
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $3.8 and $4.2, respectively, with an effective interest rate of 11.75%	351.7	351.3
Capital lease obligations	0.9	0.4

Total debt	1,310.1	1,347.5
Less: current portion of long-term debt	(0.3)	(0.2)

Long-term debt	$1,309.8	$1,347.3

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities.

The Affinion Credit Facility is secured by all of the outstanding stock of the Company held by Affinion Holdings and substantially all of the assets of the Company, subject to certain exceptions. Through September 30, 2008, the Company made nine voluntary principal prepayments of the term loan aggregating $205.0 million and, therefore, all of the Company’s mandatory quarterly repayment obligations have been satisfied. The Affinion Credit Facility permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. Effective January 4, 2007, the Affinion Credit Facility was amended to decrease the interest rate on the term loan facility by 25 basis points, initially, and to provide for an additional 25 basis point decrease if the corporate family rating of Affinion Group reached B1 or higher by Moody’s and B+ or higher by S&P. The amendment also modified the definition of change of control. The revolving credit facility carries a commitment fee of 0.5% on the unused amount. As of December 31, 2007, borrowings outstanding under the revolving credit facility were $38.5 million. There were no borrowings outstanding under the revolving credit facility as of September 30, 2008. As of September 30, 2008, the Company had $98.5 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $1.5 million of letters of credit.

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

As of September 30, 2008, the Company believes it is in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures that govern the Senior Notes and the Senior Subordinated Notes.

5.	INCOME TAXES

The Company’s effective income tax rates for the three and nine months ended September 30, 2008 were (18.6)% and (14.7)%, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, deferred tax liabilities associated with indefinite-lived intangibles and valuation allowances required with respect to the increase in certain net deferred tax assets.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007 and increased its tax reserves for uncertain tax positions included in other long-term liabilities by $9.4 million, decreased its long-term deferred income taxes by $7.9 million, decreased its income taxes payable by $0.6 million and increased its January 1, 2007 accumulated deficit by $0.9 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no recognition of additional penalties and interest required as a result of the adoption of FIN 48. The Company’s gross unrecognized tax benefits for the three and nine months ended September 30, 2008 increased by $0.7 million and $1.1 million, respectively, as a result of tax positions for the current period.

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

On August 9, 2005, a class action suit (the “August 2005 Suit”) was filed against Trilegiant in the U.S. District Court for the Northern District of California, San Francisco Division. The claim asserts violations of the Electronic Funds Transfer Act and various California consumer protection statutes. The suit seeks unspecified actual damages, statutory damages, attorneys’ fees, costs and injunctive relief. As noted in the description of the 2001 Class Action below, the parties have obtained final approval of a class-wide settlement in the 2001 Class Action that will result in the dismissal of this lawsuit with prejudice.

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

On November 15, 2001, a class action complaint (the “2001 Class Action”) was filed in Madison County, Illinois against Trilegiant alleging violations of state consumer protection statutes in connection with the sale of certain membership products. Motions to dismiss were denied and a class was certified by the court. On February 14, 2008, the parties entered into a definitive settlement agreement that resolves this lawsuit and the August 2005 Suit on a class-wide basis. On February 15, 2008 the court entered an order preliminarily approving the settlement. A final fairness hearing was held on July 18, 2008 at which the court issued a final order approving the settlement. No appeals of the final approval were taken, and therefore the settlement has become final. Cendant has agreed to indemnify us for a significant portion of the settlement, which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business. The settlement payments for which Trilegiant is responsible and does not expect to be indemnified by Cendant are not material in amount and have been accrued for in our financial statements.

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

Subject to certain limitations, Cendant has agreed to indemnify the Company for actual losses, damages, liabilities, claims, costs and expenses and taxes incurred in connection with certain of the matters described above. Cendant’s indemnification obligations have been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business. See Note 8—Related Party Transactions for a summary of the terms of the indemnification agreements.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of September 30, 2008, the Company provided guarantees for surety bonds totaling approximately $10.8 million and issued letters of credit totaling $1.8 million.

7.	STOCK-BASED COMPENSATION

In connection with the closing of the Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the Board of Directors (the “Board”) of Affinion Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Options granted under the 2005 Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 4.3 million shares of Affinion Holdings’ common stock under the 2005 Plan over a ten year period. On January 30, 2007, the Board adopted an amendment to the 2005 Plan to formally document the aggregate increase of 0.2 million shares previously authorized during 2006 and further increase the number of shares of common stock issuable under the 2005 Plan by 0.4 million to an aggregate of 4.9 million shares. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below.

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of September 30, 2008, there were 9.2 million shares available under the 2007 Plan for future grants.

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

Stock Options

During the nine months ended September 30, 2007, 0.3 million stock options were granted to employees from the 2005 Plan. There were no stock options granted to employees from the 2005 Plan during the three months ended September 30, 2007. The options were granted with an exercise price of $4.80, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Exercise price	$4.80	$4.80	$4.80
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the nine months ended September 30, 2008, 0.2 million stock options were granted to employees from the 2007 Plan. There were no stock options granted to employees from the 2007 Plan during the three months ended September 30, 2008. These options were granted with an exercise price of $13.02, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan had the following terms:

Exercise price	$13.02
Vesting period	Ratably over 4 years
Option term	10 years

During the three and nine months ended September 30, 2008 and 2007, there were no stock options granted to members of the Board of Directors.

The fair value of each option award from the 2005 Plan during the three and nine months ended September 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding and is based on the average of the requisite service period and the contractual term of the option.

	Tranche A	Tranche B	Tranche C
Expected volatility	43%	47%	48%
Expected life (in years)	6.50	8.43	8.72
Risk-free interest rate	4.40%	4.46%	4.46%
Dividend yield	—%	—%	—%

The fair value of each option award from the 2007 Plan during the three and nine months ended September 30, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

Expected volatility	48%
Expected life (in years)	6.25
Risk-free interest rate	3.89%
Dividend yield	—%

A summary of option activity for the nine months ended September 30, 2008 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2008	2,120	1,056	1,056	318	642
Granted	—	—	—	—	89
Exercised	(2)	—	—	—	—
Forfeited or expired	(2)	(1)	(1)	—	(5)

Outstanding options at March 31, 2008	2,116	1,055	1,055	318	726
Granted	—	—	—	—	100
Exercised	(1)	—	—	—	—
Forfeited or expired	(17)	(10)	(10)	—	(14)

Outstanding options at June 30, 2008	2,098	1,045	1,045	318	812
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(46)	(37)	(37)	—	(22)

Outstanding options at September 30, 2008	2,052	1,008	1,008	318	790

Vested or expected to vest at September 30, 2008	2,052	1,008	1,008	318	790

Exercisable options at September 30, 2008	777	—	—	318	—

Weighted average remaining contractual term (in years)	7.3	7.3	7.3	8.1	9.2
Weighted average grant date fair value per option granted in 2008	$—	$—	$—	$—	$6.74

Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2008 totaled $0.7 million and $2.1 million, respectively. Based on the estimated fair value of options granted, stock-based compensation for the three and nine months ended September 30, 2007 was $0.4 million and $1.3 million, respectively. As of September 30, 2008, there was $10.2 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.8 years.

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

Restricted Stock

In connection with the Transactions, the Chief Executive Officer was granted 105,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share. This award was scheduled to vest 100% after five years of service or earlier upon a change of control of Affinion Holdings. In March 2007, the Board accelerated the vesting date to April 2, 2007. The fair value of this award was estimated to be $0.5 million, based upon the grant date fair value per common share of Affinion Holdings of $4.76 and the remaining unamortized compensation expense was recognized in general and administrative expense as stock-based compensation expense in the first quarter of 2007.

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

A summary of restricted stock activity is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2008	63	$9.52
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at March 31, 2008	63	$9.52
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at June 30, 2008	63	$9.52
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at September 30, 2008	63	$9.52

Weighted average remaining contractual term (in years)	1.5

Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and nine months ended September 30, 2008 totaled less than $0.1 million and $0.1 million, respectively. Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and nine months ended September 30, 2007 totaled $0.1 million and $0.5 million, respectively. As of September 30, 2008, there was $0.3 million of unrecognized compensation cost related to the remaining vesting period of restricted stock granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.8 years.

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

Other Transactions. As publicly announced, as part of a plan to split into four independent companies, Cendant has (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham continues to hold a portion of the preferred stock and warrant issued in connection with the Transactions, while Realogy was subsequently acquired by an affiliate of Apollo.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Transactions. The revenue earned for such services was $0.3 million and $1.1 million for the three and nine months ended September 30, 2008, and $0.4 million, respectively, and $0.9 million for the three and nine months ended September 30, 2007, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. The Company incurred expenses of $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations. There were no expenses for the three and nine months ended September 30, 2007.

New marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $1.1 million and $2.9 million for the three and nine months ended September 30, 2008, respectively, and $1.0 million and $2.6 million for the three and nine months ended September 30, 2007, respectively, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $2.2 million and $8.5 million for the three and nine months ended September 30, 2008, respectively, and $2.8 million and $8.7 million for the three and nine months ended September 30, 2007, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

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

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe, a subsidiary of Cendant, as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI Europe will have a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International will indemnify RCI Europe in the event its profit margin under this arrangement falls below 1.31%. Under the terms of the agreement, RCI Europe has elected to terminate the agreement for convenience. As such, the agreement will terminate on October 31, 2008. The expense for such services was $2.0 million and $2.8 million for the three and nine months ended September 30, 2008, respectively, and $1.7 million and $4.7 million for the three and nine months ended September 30, 2007, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

On August 22, 2008, the Company entered into an agreement to acquire certain assets of RCI Europe. Under the agreement, the Company will acquire all of the assets of RCI Europe’s travel services business and will provide travel services directly to its customers. The acquisition is expected to close during the fourth quarter of 2008 for nominal consideration.

The Company entered into agreements pursuant to which it had profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of the Company’s subsidiaries market certain insurance programs and Fairtide provided reinsurance for the related insurance policies provided by a third-party insurer. Those agreements have been terminated effective November 1, 2007 and Fairtide will have no further liability for any claims made under those insurance policies on or after November 1, 2007. The total amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.4 million and $1.4 million for the three and nine months ended September 30, 2008, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2007, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amounts expensed related to this consulting agreement were $0.5 million and $1.5 million for the three and nine months ended September 30, 2008, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2007, respectively, and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.3 million and $0.9 million for the three and nine months ended September 30, 2008, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2007, respectively, and are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.

9.	FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

The Company entered into an interest rate swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap was $200.0 million at September 30, 2008 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates.

In January 2008, the Company entered into an interest rate swap effective February 21, 2008. This swap has an initial notional amount of $450.0 million, increasing to $500.0 million on February 21, 2009 and $600.0 million on February 21, 2010. Under this swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The effect of this swap, in conjunction with the Company’s previously existing swap, is to convert substantially all of the variable rate debt to a fixed rate obligation.

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

The fair values of certain financial instruments as of September 30, 2008 are shown in the table below:

	Fair Value Measurements at September 30, 2008
	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Long-term debt	(1,271.7)	(616.4)	(655.3)	—
Interest rate swap (included in other non-current assets)	7.8	—	7.8	—
Interest rate swap (included in other long-term liabilities)	(3.8)	—	(3.8)	—

The fair value of the trading securities and publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, approximates its face amount due to the variable interest rate which fluctuates with the market. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The counterparty to the interest rate swaps is a major financial institution with a long-term rating of Aa1 by Moody’s and AA- by Standard & Poor’s and Fitch Ratings as of October 21, 2008 and the Company does not expect any losses from non-performance by this counterparty.

10.	SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon revenue and “Segment EBITDA,” which is defined as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four operating segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” general corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four operating segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reporting segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2007.

Net Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Affinion North America
Membership products	$183.1	$172.6	$529.7	$515.1
Insurance and package products	95.1	89.3	281.9	275.9
Loyalty products	21.0	14.4	51.6	40.6
Eliminations	(1.1)	(1.3)	(3.2)	(3.7)

Total North America	298.1	275.0	860.0	827.9
Affinion International products	66.7	55.6	198.3	156.5

	$364.8	$330.6	$1,058.3	$984.4

Segment EBITDA
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Affinion North America
Membership products	$38.3	$30.2	$93.6	$68.2
Insurance and package products	30.3	34.5	99.8	105.4
Loyalty products	6.2	5.0	15.3	11.3

Total North America	74.8	69.7	208.7	184.9
Affinion International products	10.4	6.7	23.7	14.8

Total products	85.2	76.4	232.4	199.7
Corporate	(1.3)	(0.6)	(4.5)	(8.9)

	$83.9	$75.8	$227.9	$190.8

Provided below is a reconciliation of Segment EBITDA to income (loss) from operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Segment EBITDA	$83.9	$75.8	$227.9	$190.8
Depreciation and amortization	(68.4)	(82.9)	(205.6)	(242.1)

Income (loss) from operations	$15.5	$(7.1)	$22.3	$(51.3)

11.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, and the related condensed consolidating statements of operations and cash flows for the three month and nine month periods ended September 30, 2008 and 2007 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

Certain prior year amounts have been revised to conform with current year presentation. Affinion Group, Inc.’s parent-only stockholder’s equity in the accompanying condensed consolidating balance sheet as of December 31, 2007 has been revised to include components of other comprehensive income of the non-guarantor subsidiaries. The accompanying condensed consolidating statements of operations for the three and nine months ended September 30, 2007 have been revised to present corporate allocations as adjustments to the applicable expense category within income (loss) from operations. Intercompany receivables and payables were reclassified from cash flows provided by (used in) operating activities to cash flows used in financing activities in the accompanying condensed consolidating statement of cash flows for the nine months ended September 30, 2007. These revisions did not have any impact on the consolidated balance sheet, statements of operations or statement of cash flows for any of these periods, as each of these items was eliminated in consolidation.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3.8	$14.5	$—	$18.3
Restricted cash	—	23.6	5.7	—	29.3
Receivables, net	0.2	48.3	27.0	—	75.5
Receivables from related parties	0.6	33.9	0.2	—	34.7
Profit-sharing receivables from insurance carriers	—	83.2	—	—	83.2
Prepaid commissions	—	47.0	10.5	—	57.5
Deferred income taxes	—	0.8	—	—	0.8
Other current assets	4.0	21.2	15.4	—	40.6

Total current assets	4.8	261.8	73.3	—	339.9
Property and equipment, net	1.9	68.4	16.6	—	86.9
Contract rights and list fees, net	—	12.0	34.0	—	46.0
Goodwill	—	289.5	12.8	—	302.3
Other intangibles, net	—	588.4	53.8	—	642.2
Receivables from related parties	—	6.4	—	—	6.4
Investment in subsidiaries	1,391.6	—	—	(1,391.6)	—
Intercompany receivables	—	528.2	—	(528.2)	—
Other non-current assets	33.0	14.9	4.5	—	52.4

Total assets	$1,431.3	$1,769.6	$195.0	$(1,919.8)	$1,476.1

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$0.3	$—	$—	$0.3
Accounts payable and accrued expenses	100.1	148.1	53.1	—	301.3
Payables to related parties	6.3	1.1	2.7	—	10.1
Deferred revenue	—	207.7	34.8	—	242.5
Income taxes payable	0.7	(0.1)	0.9	—	1.5

Total current liabilities	107.1	357.1	91.5	—	555.7
Long-term debt	1,309.3	0.5	—	—	1,309.8
Deferred income taxes	(8.4)	18.2	12.9	—	22.7
Deferred revenue	—	27.0	12.9	—	39.9
Intercompany payables	524.7	—	3.5	(528.2)	—
Other long-term liabilities	14.2	20.7	28.1	—	63.0

Total liabilities	1,946.9	423.5	148.9	(528.2)	1,991.1
Minority interests	—	—	0.6	—	0.6
Stockholder’s equity (deficit)	(515.6)	1,346.1	45.5	(1,391.6)	(515.6)

Total liabilities and stockholder’s equity (deficit)	$1,431.3	$1,769.6	$195.0	$(1,919.8)	$1,476.1

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3.0	$11.2	$—	$14.2
Restricted cash	—	23.9	5.2	—	29.1
Receivables, net	0.1	42.4	30.8	—	73.3
Receivables from related parties	—	11.9	0.2	—	12.1
Profit-sharing receivables from insurance carriers	—	58.8	—	—	58.8
Prepaid commissions	—	48.2	13.9	—	62.1
Income tax receivable	—	1.1	(0.2)	—	0.9
Other current assets	3.6	17.5	18.3	—	39.4

Total current assets	3.7	206.8	79.4	—	289.9
Property and equipment, net	0.5	77.7	12.6	—	90.8
Contract rights and list fees, net	—	12.2	51.0	—	63.2
Goodwill	—	289.5	12.5	—	302.0
Other intangibles, net	—	741.4	67.7	—	809.1
Investment in subsidiaries	1,375.3	—	—	(1,375.3)	—
Intercompany receivables	—	406.4	1.5	(407.9)	—
Other non-current assets	29.1	12.1	5.0	—	46.2

Total assets	$1,408.6	$1,746.1	$229.7	$(1,783.2)	$1,601.2

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable and accrued expenses	49.1	149.5	65.6	—	264.2
Payables to related parties	3.7	4.5	5.1	—	13.3
Deferred revenue	—	220.0	35.1	—	255.1
Income taxes payable	0.6	1.6	0.8	—	3.0

Total current liabilities	53.4	375.8	106.6	—	535.8
Long-term debt	1,347.2	0.1	—	—	1,347.3
Deferred income taxes	(7.9)	12.6	15.5	—	20.2
Deferred revenue	—	29.4	12.2	—	41.6
Intercompany payables	407.9	—	—	(407.9)	—
Other long-term liabilities	13.5	11.8	35.9	—	61.2

Total liabilities	1,814.1	429.7	170.2	(407.9)	2,006.1
Minority interests	—	—	0.6	—	0.6
Stockholder’s equity (deficit)	(405.5)	1,316.4	58.9	(1,375.3)	(405.5)

Total liabilities and stockholder’s equity (deficit)	$1,408.6	$1,746.1	$229.7	$(1,783.2)	$1,601.2

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$298.1	$66.7	$—	$364.8

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	135.7	24.4	—	160.1
Operating costs	—	65.9	30.8	—	96.7
General and administrative	2.2	19.9	2.0	—	24.1
Depreciation and amortization	—	59.4	9.0	—	68.4

Total expenses	2.2	280.9	66.2	—	349.3

Income (loss) from operations	(2.2)	17.2	0.5	—	15.5
Equity in income (loss) of subsidiaries	15.9	—	—	(15.9)	—
Interest income	0.1	0.2	0.1	—	0.4
Interest expense	(33.7)	(0.7)	(1.2)	—	(35.6)
Other income, net	—	—	2.8	—	2.8

Income (loss) before income taxes and minority interests	(19.9)	16.7	2.2	(15.9)	(16.9)
Income tax (expense) benefit	(0.4)	(2.2)	(0.5)	—	(3.1)
Minority interests, net of tax	—	—	(0.3)	—	(0.3)

Net loss	$(20.3)	$14.5	$1.4	$(15.9)	$(20.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$860.0	$198.3	$—	$1,058.3

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	400.8	74.5	—	475.3
Operating costs	—	185.9	91.3	—	277.2
General and administrative	7.0	58.0	12.9	—	77.9
Depreciation and amortization	—	178.0	27.6	—	205.6

Total expenses	7.0	822.7	206.3	—	1,036.0

Income (loss) from operations	(7.0)	37.3	(8.0)	—	22.3
Equity in income (loss) of subsidiaries	19.4	—	—	(19.4)	—
Interest income	0.1	0.9	0.4	—	1.4
Interest expense	(81.9)	(1.5)	(3.7)	—	(87.1)
Other income, net	—	—	2.6	—	2.6

Income (loss) before income taxes and minority interests	(69.4)	36.7	(8.7)	(19.4)	(60.8)
Income tax (expense) benefit	(0.9)	(6.4)	(1.6)	—	(8.9)
Minority interests, net of tax	—	—	(0.6)	—	(0.6)

Net loss	$(70.3)	$30.3	$(10.9)	$(19.4)	$(70.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$275.1	$55.5	$—	$330.6

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	130.3	19.0	—	149.3
Operating costs	—	53.1	26.5	—	79.6
General and administrative	0.6	21.0	4.3	—	25.9
Depreciation and amortization	—	70.6	12.3	—	82.9

Total expenses	0.6	275.0	62.1	—	337.7

Loss from operations	(0.6)	0.1	(6.6)	—	(7.1)
Equity in income (loss) of subsidiaries	(5.7)	—	—	5.7	—
Interest income	—	0.6	0.3	—	0.9
Interest income – intercompany	0.3	—	—	(0.3)	—
Interest expense	(37.2)	—	(1.5)	—	(38.7)
Interest expense – intercompany	—	—	(0.3)	0.3	—

Income (loss) before income taxes and minority interests	(43.2)	0.7	(8.1)	5.7	(44.9)
Income tax (expense) benefit	(0.1)	(1.0)	2.8	—	1.7
Minority interests, net of tax	—	—	(0.1)	—	(0.1)

Net loss	$(43.3)	$(0.3)	$(5.4)	$5.7	$(43.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$828.0	$156.4	$—	$984.4

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	401.0	51.9	—	452.9
Operating costs	—	173.4	77.8	—	251.2
General and administrative	8.9	66.0	14.6	—	89.5
Depreciation and amortization	—	210.7	31.4	—	242.1

Total expenses	8.9	851.1	175.7	—	1,035.7

Loss from operations	(8.9)	(23.1)	(19.3)	—	(51.3)
Equity in income (loss) of subsidiaries	(44.4)	—	—	44.4	—
Interest income	—	2.9	0.7	—	3.6
Interest income – intercompany	0.8	—	—	(0.8)	—
Interest expense	(104.1)	(0.1)	(3.5)	—	(107.7)
Interest expense – intercompany	—	—	(0.8)	0.8	—

Income (loss) before income taxes and minority interests	(156.6)	(20.3)	(22.9)	44.4	(155.4)
Income tax (expense) benefit	—	(6.0)	5.0	—	(1.0)
Minority interests, net of tax	—	—	(0.2)	—	(0.2)

Net loss	$(156.6)	$(26.3)	$(18.1)	$44.4	$(156.6)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(70.3)	$30.3	$(10.9)	$(19.4)	$(70.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	178.0	27.6	—	205.6
Amortization of favorable and unfavorable contracts	—	(1.7)	(0.6)	—	(2.3)
Amortization of debt discount and financing costs	4.4	—	—	—	4.4
Unrealized gain on interest rate swaps	(8.1)	—	—	—	(8.1)
Stock-based compensation	2.3	—	—	—	2.3
Equity in income (loss) of subsidiaries	(19.4)	—	—	19.4	—
Deferred income taxes	—	5.8	(2.0)	—	3.8
Payment received for assumption of loyalty points program liability	—	7.4	—	—	7.4
Net change in assets and liabilities:
Restricted cash	—	0.3	0.3	—	0.6
Receivables	(0.1)	(4.5)	2.4	—	(2.2)
Receivables from related parties	(0.6)	(16.7)	—	—	(17.3)
Profit-sharing receivables from insurance carriers	—	(24.4)	—	—	(24.4)
Prepaid commissions	—	1.1	2.4	—	3.5
Other current assets	0.1	(3.6)	1.3	—	(2.2)
Contract rights and list fees	—	(0.1)	—	—	(0.1)
Other non-current assets	0.2	(1.8)	—	—	(1.6)
Accounts payable and accrued expenses	50.3	(11.0)	(8.2)	—	31.1
Payables to related parties	0.3	(3.4)	(2.1)	—	(5.2)
Deferred revenue	—	(14.6)	4.7	—	(9.9)
Income taxes receivable and payable	0.1	(1.7)	0.1	—	(1.5)
Other long-term liabilities	0.7	(0.4)	(4.7)	—	(4.4)
Minority interest and other, net	—	(0.3)	(0.5)	—	(0.8)

Net cash provided by operating activities	(40.1)	138.7	9.8	—	108.4

Investing Activities
Capital expenditures	(1.4)	(15.7)	(8.5)	—	(25.6)
Restricted cash	—	—	(1.1)	—	(1.1)

Net cash used in investing activities	(1.4)	(15.7)	(9.6)	—	(26.7)

Financing Activities
Repayments under line of credit, net	(38.5)	—	—	—	(38.5)
Principal payments on borrowings	—	(0.2)	—	—	(0.2)
Dividends paid to parent company	(37.0)	—	—	—	(37.0)
Intercompany receivables and payables	116.8	(121.8)	5.0	—	—
Intercompany dividend	0.2	(0.2)	—	—	—
Distribution to a minority shareholder of a subsidiary	—	—	(0.4)	—	(0.4)

Net cash used in financing activities	41.5	(122.2)	4.6	—	(76.1)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.5)	—	(1.5)

Net increase in cash and cash equivalents	—	0.8	3.3	—	4.1
Cash and cash equivalents, beginning of period	—	3.0	11.2	—	14.2

Cash and cash equivalents, end of period	$—	$3.8	$14.5	$—	$18.3

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(156.6)	$(26.3)	$(18.1)	$44.4	$(156.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	210.7	31.4	—	242.1
Amortization of favorable and unfavorable contracts	—	(1.7)	(0.5)	—	(2.2)
Amortization of debt discount and financing costs	5.0	—	—	—	5.0
Unrealized loss on interest rate swap	2.2	—	—	—	2.2
Stock-based compensation	1.8	—	—	—	1.8
Equity in income (loss) of subsidiaries	44.4	—	—	(44.4)	—
Deferred income taxes	(0.3)	(0.2)	(9.8)	—	(10.3)
Net change in assets and liabilities:
Restricted cash	—	(1.1)	—	—	(1.1)
Receivables	—	2.8	0.2	—	3.0
Receivables from related parties	—	3.0	0.1	—	3.1
Profit-sharing receivables from insurance carriers	—	(12.5)	—	—	(12.5)
Prepaid commissions	—	15.3	(1.6)	—	13.7
Other current assets	(3.4)	7.8	(1.4)	—	3.0
Contract rights and list fees	—	(0.9)	—	—	(0.9)
Other non-current assets	(0.9)	(4.3)	(0.1)	—	(5.3)
Accounts payable and accrued expenses	44.9	(58.2)	2.6	—	(10.7)
Payables to related parties	(0.1)	1.1	(5.9)	—	(4.9)
Deferred revenue	—	(18.7)	14.1	—	(4.6)
Income taxes receivable and payable	0.6	3.0	3.8	—	7.4
Other long-term liabilities	0.3	1.1	(8.3)	—	(6.9)
Minority interests and other, net	(0.4)	0.5	(0.3)	—	(0.2)

Net cash provided by (used in) operating activities	(62.5)	121.4	6.2	—	65.1

Investing Activities
Capital expenditures	(0.2)	(16.3)	(2.1)	—	(18.6)
Acquisition-related payments, net of cash acquired	—	(0.8)	—	—	(0.8)

Net cash used in investing activities	(0.2)	(17.1)	(2.1)	—	(19.4)

Financing Activities
Principal payments on borrowings	(75.0)	(0.1)	—	—	(75.1)
Intercompany loan	10.0	—	(10.0)	—	—
Dividends paid to parent company	(32.1)	—	—	—	(32.1)
Intercompany receivables and payables	159.8	(156.3)	(3.5)	—	—
Distribution to a minority shareholder of a subsidiary	—	—	(0.4)	—	(0.4)

Net cash used in financing activities	62.7	(156.4)	(13.9)	—	(107.6)

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.1	—	0.1

Net decrease in cash and cash equivalents	—	(52.1)	(9.7)	—	(61.8)
Cash and cash equivalents, beginning of period	—	59.6	24.7	—	84.3

Cash and cash equivalents, end of period	$—	$7.5	$15.0	$—	$22.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2008 and 2007. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2008 and 2007 and our financial condition as of September 30, 2008, as well as a discussion of our liquidity and capital resources.

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

As of September 30, 2008, we had approximately 65 million members and end customers worldwide.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of his membership term. This allows us to recognize revenue ratably over the annual membership term. In late 2003, we began to expand the types of memberships that we offer to include memberships under monthly payment programs. In the first nine months of 2008, approximately 64% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships remain under the billing terms in which they were originated.

As we replace annual memberships with monthly memberships we receive less cash at the beginning of the membership term and, therefore, have lower deferred revenue, resulting in temporarily higher Segment EBITDA (as discussed under “—Financial Condition, Liquidity and Capital Resources—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below) than cash flows from operations. We believe that once monthly memberships, as a percentage of all members within the membership base, reach a constant level, Segment EBITDA and cash flows from operations will be more closely aligned.

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

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our affinity partner base. In the past few years, a number of our existing financial institution affinity partners have been acquired by, or merged with, or acquired certain assets of other financial institutions. Several recent examples include Bank of America Corporation and Countrywide Financial Corp., JPMorgan Chase & Co. and Washington Mutual, Inc., Wells Fargo & Co. and Wachovia Corporation and Bank of America Corporation and MNBA Corp. As we generally have relationships with either the acquirer, the target or, as in most cases, both the acquirer and the target, this industry consolidation has not, to date, had a material long-term impact on either our marketing opportunities or our margins, but has created delays in new program launches while the merging institutions focus on consolidating their internal operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Affinion North America
Membership Products -
Retail
Average Members (1)	7,750	8,011	7,934	8,262
% Monthly Members	43.0%	34.8%	41.2%	36.2%
% Annual Members	57.0%	65.2%	58.8%	63.8%
Annualized Net Revenue Per Average Member (2)	$82.75	$74.39	$76.80	$71.31
Wholesale
Average Members (1)	2,833	3,543	3,076	3,652
Portion for service formerly retail and other (3)	2,158	2,307	2,253	2,228
Average Retail Members including wholesale formerly retail and other (3)	9,908	10,318	10,187	10,490
Insurance and Package Products -
Insurance
Average Basic Insured (1)	22,831	25,535	23,508	26,078
Average Supplemental Insured	4,771	5,053	4,838	5,134
Annualized Net Revenue Per Supplemental Insured (2)	$58.44	$51.49	$57.47	$52.27
Package
Average Members (1)	5,485	6,020	5,561	6,226
Annualized Net Revenue Per Average Member (2)	$13.84	$13.53	$13.67	$13.56
Affinion International
International Products -
Package
Average Members (1)	16,343	16,365	16,155	16,433
Annualized Net Revenue Per Average Package Member (2)	$8.88	$8.52	$9.17	$8.07
Other Retail Membership
Average Members (1)	1,693	1,900	1,755	2,221
Annualized Net Revenue Per Average Member (2)	$38.26	$31.79	$38.24	$25.25
New Retail Membership
Average Members (1)	498	225	444	210
Annualized Net Revenue Per Average Member (2)	$100.83	$111.95	$101.75	$112.15
Global Membership Products -
Retail
Average Members (1)(4)	8,248	8,236	8,378	8,472
Annualized Net Revenue Per Average Member (2)	$83.84	$75.42	$78.12	$72.32
Average Retail Members including wholesale formerly retail and other (3)(4)	10,406	10,543	10,631	10,700

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A member’s or insured’s, as applicable, count is removed in the period in which the member or insured, as applicable, has cancelled.

(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(3)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale retail locations to their customers and the Company receives lower annualized price points and pays no related commission expense.

(4)	Includes International Operations New Retail Average Members.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table summarizes our consolidated results of operations for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	(in millions)
Net revenues	$364.8	$330.6	$4.3	$29.9
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	160.1	149.3	1.7	9.1
Operating costs	96.7	79.6	0.7	16.4
General and administrative	24.1	25.9	—	(1.8)
Depreciation and amortization	68.4	82.9	(15.0)	0.5

Total expenses	349.3	337.7	(12.6)	24.2

Income (loss) from operations	15.5	(7.1)	16.9	5.7
Interest income	0.4	0.9	—	(0.5)
Interest expense	(35.6)	(38.7)	—	3.1
Other income, net	2.8	—	—	2.8

Loss before income taxes and minority interests	(16.9)	(44.9)	16.9	11.1
Income tax (expense) benefit	(3.1)	1.7	(1.8)	(3.0)
Minority interests, net of tax	(0.3)	(0.1)	—	(0.2)

Net loss	$(20.3)	$(43.3)	$15.1	$7.9

Summary of Operating Results for the Three Months Ended September 30, 2008

The following is a summary of changes affecting our operating results for the three months ended September 30, 2008.

Purchase accounting adjustments made in the Transactions had a less significant impact on our results of operations for the three months ended September 30, 2008 as compared to September 30, 2007. These entries, which are non-cash in nature, increased net revenues by $4.3 million and income (loss) from operations by $16.9 million. The effect of purchase accounting adjustments, which are primarily related to deferred revenue, for the three months ended September 30, 2008 as compared to September 30, 2007 increased net revenues by $4.3 million, marketing and commissions expense by $1.7 million and operating costs by $0.7 million. We recorded $15.0 million less depreciation and amortization expense for the three months ended September 30, 2008 which positively affected results of operations.

Excluding the effects of the Transactions, net revenues increased $29.9 million, or 9.0%, for the three months ended September 30, 2008 as compared to the same period in the prior year. Net revenues increased by $9.4 million in our International segment primarily from a combination of new program introductions and growth in other retail products. Net revenues of our Membership products increased $8.1 million primarily due to higher average revenues per retail member and higher wholesale revenues, partially offset by lower retail member volumes. Net revenues of our Loyalty products increased $6.5 million, primarily from growth in both new and existing programs, including fee-based revenue related to a points redemption program acquired on June 30, 2008. Net revenues of our Insurance and Package products increased $5.7 million primarily due to lower cost of insurance as a result of lower claims experience along with higher fee-based net revenues from our NetGain product, partially offset by lower revenues from fewer Package members.

Excluding the effects of the Transactions, Segment EBITDA increased $6.2 million, primarily due to higher net revenues along with lower net commissions and lower general and administrative costs. The lower general and administrative costs were primarily due to a decrease in general corporate expenses. Segment EBITDA decreased as a result of higher global marketing expenses and increased operating costs. The higher operating costs were primarily due to higher product, servicing and employee-related costs incurred in our Membership, Loyalty and International businesses, primarily as a result of the increased revenues.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following section provides an overview of our consolidated results of operations for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Calculated percentages are based on amounts as reported which, for the three months ended September 30, 2008 and 2007, reflect the impact of purchase accounting.

Net Revenues. During the three months ended September 30, 2008, we reported net revenues of $364.8 million, an increase of $34.2 million, or 10.3%, as compared to net revenues of $330.6 million in the comparable 2007 period. Approximately $4.3 million of the increase, or 1.3%, was primarily due to an adjustment to deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment was recognized in 2005 through 2007, and such impact will continue to decline in future periods. Net revenues excluding the impact of the Transactions increased $29.9 million, or 9.0%, due to increases in all businesses. International products increased $9.4 million, Membership products increased $8.1 million and Loyalty and Insurance and Package products increased $6.5 million and $5.7 million, respectively. International products net revenues increased primarily due to new program introductions for our new and other retail programs. Membership net revenues increased primarily due to higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail, partially offset by lower retail member volumes. Loyalty products net revenues increased primarily due to growth from existing programs and new programs, including fee-based revenue related to a points redemption program acquired on June 30, 2008. Insurance and Package products increased primarily due to lower cost of insurance as a result of lower claims experience along with higher fee-based revenues from our NetGain product, partially offset by lower revenues from fewer Package members.

Marketing and Commissions Expense. Marketing and commissions expense increased by $10.8 million, or 7.2%, to $160.1 million for the three months ended September 30, 2008 from $149.3 million for the three months ended September 30, 2007. Excluding the impact of the Transactions, marketing and commissions expense was $9.1 million, or 6.1%, higher primarily due to increased global marketing costs, partially offset by lower commissions. Commissions decreased in our Membership business primarily as a result of the continuing shift of marketing spend to lower commission media and was partially offset by higher commissions in our International business primarily from revenue growth in new retail programs. Approximately $1.7 million, or 1.1%, of the increase was the result of higher commission expense from recording non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues.

Operating Costs. Operating costs increased by $17.1 million, or 21.5%, to $96.7 million for the three months ended September 30, 2008 from $79.6 million for the three months ended September 30, 2007. Excluding the impact of the Transactions, operating costs were $16.4 million, or 20.6%, higher than 2007, primarily due to higher product, servicing and employee-related costs in our Membership, Loyalty and International businesses, primarily as a result of the increase in net revenues. Operating costs increased as a result of the Transactions by $0.7 million, or 0.9%, primarily related to an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

General and Administrative Expense. General and administrative expense decreased by $1.8 million, or 6.9%, to $24.1 million for the three months ended September 30, 2008 from $25.9 million for the three months ended September 30, 2007, principally due to decreases in general corporate expenses primarily for lower employee-related expenses in our International business and lower professional fees in our Membership business.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $14.5 million for the three months ended September 30, 2008 to $68.4 million from $82.9 million for the three months ended September 30, 2007, primarily from recording higher amortization expense in 2007 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. Excluding the impact of the Transactions, depreciation and amortization expense increased due to higher amortization of member relationships, partially offset by lower amortization of contract rights.

Interest Expense. Interest expense decreased by $3.1 million, or 8.0%, to $35.6 million for the three months ended September 30, 2008 from $38.7 million for the three months ended September 30, 2007, primarily due to lower net interest accrued on debt of approximately $5.3 million, primarily the result of the prepayments made on our term loan throughout 2007. This decrease was partially offset by a less favorable impact of approximately $2.3 million on interest rate swaps in 2008 as compared to 2007.

Income Tax Expense. Income tax expense increased by $4.8 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily due to the changes in the valuation allowance recorded during the period attributable to state and foreign deferred tax assets, partially offset by a decrease in both current state and foreign tax liabilities.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended September 30,
	Net Revenues				Segment EBITDA(1)
	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$183.1	$172.6	$2.4	$8.1	$38.3	$30.2	$0.9	$7.2
Insurance and package products	95.1	89.3	0.1	5.7	30.3	34.5	0.1	(4.3)
Loyalty products	21.0	14.4	0.1	6.5	6.2	5.0	0.1	1.1
Eliminations	(1.1)	(1.3)	—	0.2	—	—	—	—

Total North America	298.1	275.0	2.6	20.5	74.8	69.7	1.1	4.0
Affinion International products	66.7	55.6	1.7	9.4	10.4	6.7	0.8	2.9

Total products	364.8	330.6	4.3	29.9	85.2	76.4	1.9	6.9
Corporate	—	—	—	—	(1.3)	(0.6)	—	(0.7)

Total	$364.8	$330.6	$4.3	$29.9	83.9	75.8	$1.9	6.2

Depreciation and amortization					(68.4)	(82.9)	15.0	(0.5)

Income (loss) from operations					$15.5	$(7.1)	$16.9	$5.7

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income (loss) from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $10.5 million, or 6.1%, to $183.1 million for the three months ended September 30, 2008 as compared to $172.6 million for the three months ended September 30, 2007. Excluding the effects of the Transactions, net revenues increased by $8.1 million, or 4.7%, primarily due to higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail, partially offset by lower retail member volumes. Net revenues increased $2.4 million, or 1.4%, related to purchase accounting adjustments from the Transactions.

Segment EBITDA increased by $8.1 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Excluding the effects of the Transactions, Segment EBITDA increased $7.2 million, primarily due to higher net revenues of $8.1 million and lower marketing and commissions of $4.3 million. General and administrative costs decreased $0.6 million, principally the result of decreases in general corporate expenses. Segment EBITDA decreased as a result of higher product and employee-related costs of $5.8 million. Segment EBITDA related to the Transactions was positively affected by a $0.9 million adjustment recorded in purchase accounting, net of increased prepaid commissions and amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting.

Insurance and Package Products. Insurance and package products reported net revenues of $95.1 million for the three months ended September 30, 2008, an increase of $5.8 million, or 6.5%, as compared to the three months ended September 30, 2007. Excluding the effects of the Transactions, Insurance revenue increased approximately $4.7 million, principally due to lower cost of insurance as a result of lower claims experience. Package revenue increased approximately $1.0 million, as higher fee-based revenues from our NetGain product were partially offset by lower revenue from fewer Package members. In addition, net revenues as a result of the Transactions increased $0.1 million due to a non-cash deferred revenue adjustment recorded in purchase accounting.

Excluding the effects of the Transactions, Segment EBITDA decreased by $4.3 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily due to higher marketing costs and increased product costs totaling $10.0 million, which more than offset the higher net revenues of $5.7 million. Segment EBITDA related to the Transactions increased $0.1 million from a deferred revenue adjustment described above.

Loyalty Products. Revenues from Loyalty products increased by $6.6 million, or 45.8%, for the three months ended September 30, 2008 to $21.0 million as compared to $14.4 million for the three months ended September 30, 2007. Net revenues increased $5.5 million from new programs, primarily from fee-based revenue related to a recently acquired points redemption program, and $1.1 million due to member growth within existing client programs.

Segment EBITDA increased by $1.2 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily due to revenue growth from new and existing programs, net of higher product and servicing costs.

Affinion International

International Products. International products net revenues increased by $11.1 million, or 20.0%, to $66.7 million for the three months ended September 30, 2008 as compared to $55.6 million for the three months ended September 30, 2007. Net revenues excluding the results of the Transactions increased $9.4 million, or 16.9%, primarily due to higher revenues of $7.0 million from new program introductions for our new retail offerings, $1.6 million from growth in our other retail business and $1.0 million from a lower cost of insurance associated with certain package and retail programs. Net revenues decreased $0.4 million from the currency effect of the change in the U.S. dollar, due to a strengthening against the British pound and a weakening against the Euro. Net revenues also increased $1.7 million, or 3.1%, from a non-cash deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA increased by $3.7 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Excluding the effect of the Transactions, Segment EBITDA increased $2.9 million. The increase in net revenue of $9.4 million along with lower general and administrative costs of $2.0 million was partially offset by $8.5 million of higher marketing and commissions and increased operating costs, primarily to support our new retail programs. Segment EBITDA increased $0.8 million as a result of purchase accounting adjustments primarily related to a deferred revenue adjustment, net of commissions, and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	(in millions)
Net revenues	$1,058.3	$984.4	$10.3	$63.6

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	475.3	452.9	3.7	18.7
Operating costs	277.2	251.2	2.4	23.6
General and administrative	77.9	89.5	—	(11.6)
Depreciation and amortization	205.6	242.1	(44.6)	8.1

Total expenses	1,036.0	1,035.7	(38.5)	38.8

Income (loss) from operations	22.3	(51.3)	48.8	24.8
Interest income	1.4	3.6	—	(2.2)
Interest expense	(87.1)	(107.7)	—	20.6
Other income, net	2.6	—	—	2.6

Loss before income taxes and minority interests	(60.8)	(155.4)	48.8	45.8
Income tax (expense) benefit	(8.9)	(1.0)	8.7	(16.6)
Minority interests, net of tax	(0.6)	(0.2)	—	(0.4)

Net loss	$(70.3)	$(156.6)	$57.5	$28.8

Summary of Operating Results for the Nine Months Ended September 30, 2008

The following is a summary of changes affecting our operating results for the nine months ended September 30, 2008.

Purchase accounting adjustments made in the Transactions had a less significant impact on our results of operations for the nine months ended September 30, 2008 as compared to September 30, 2007. These entries, which were non-cash in nature, increased net revenues by $10.3 million and income (loss) from operations by $48.8 million. The effect of purchase accounting adjustments, which were primarily related to deferred revenue, for the nine months ended September 30, 2008 as compared to September 30, 2007 increased net revenues by $10.3 million, marketing and commissions expense by $3.7 million and operating costs by $2.4 million. We recorded $44.6 million less depreciation and amortization expense for the nine months ended September 30, 2008 which positively affected results of operations.

Excluding the effects of the Transactions, net revenues increased $63.6 million, or 6.5%, for the nine months ended September 30, 2008 as compared to the same period in the prior year. Net revenues increased by $37.2 million in our International segment primarily from a combination of new program introductions, growth in other retail and package products and a net weakness in the U.S. dollar. Net revenues of our Loyalty products increased $10.9 million primarily from growth in both new and existing programs, including fee-based revenue related to a points redemption program acquired on June 30, 2008. Net revenues of our Membership products increased $9.5 million primarily due to higher average revenues per retail member and higher wholesale revenues, partially offset by lower retail member volumes. Net revenues of our Insurance and Package products increased $5.5 million primarily due to lower cost of insurance as a result of lower claims experience and the increase in net revenue per supplemental insured which was partially offset by lower Package revenue primarily from lower Package members, partially offset by increased fee-based revenues from our NetGain product.

Excluding the effects of the Transactions, Segment EBITDA increased $32.9 million for the nine months ended September 30, 2008 as compared to the same period in the prior year, primarily due to higher net revenues along with lower net commissions and lower general and administrative costs. The lower general and administrative costs were primarily due to the absence in 2008 of a charge for a distribution to option holders recorded in the first quarter of 2007 and a decrease in general corporate expenses, principally lower professional fees. Segment EBITDA was negatively impacted by higher global marketing expenses and increased operating costs, primarily higher product and servicing costs incurred in our International and Loyalty businesses as a result of the increased revenues and the net impact of the change in the U.S. dollar.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following section provides an overview of our consolidated results of operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Calculated percentages are based on amounts as reported which, for the nine months ended September 30, 2008 and 2007, reflect the impact of purchase accounting.

Net Revenues. During the nine months ended September 30, 2008, we reported net revenues of $1,058.3 million, an increase of $73.9 million, or 7.5%, as compared to net revenues of $984.4 million in the comparable period in 2007. Approximately $10.3 million of the increase, or 1.0%, was primarily due to an adjustment to deferred revenue related to the Transactions. Deferred revenue was originally written down as a part of purchase accounting. The majority of the negative impact of this adjustment was recognized in 2005 through 2007, and such impact will continue to decline in future periods. Net revenues excluding the impact of the Transactions increased $63.6 million, or 6.5%, primarily due to increases in all businesses. Net revenues from International products increased $37.2 million, revenues from Loyalty products increased by $10.9 million and Membership and Insurance and Package products increased $9.5 million and $5.5 million, respectively. International products net revenues increased primarily due to new program introductions for our new and other retail programs, growth in the package business and a favorable currency impact due to the continued weakness of the U.S. dollar. Loyalty products net revenues increased primarily due to growth from existing programs and new programs, including fee-based revenue related to a points redemption program acquired on June 30, 2008. Membership products net revenues increased primarily due to higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail, partially offset by lower retail member volumes. Insurance and Package products net revenues increased primarily due to lower cost of insurance as a result of lower claims experience and the increase in net revenue per supplemental insured which was partially offset by lower Package revenue primarily from lower Package members, which more than offset higher fee-based net revenues from our NetGain product.

Marketing and Commissions Expense. Marketing and commissions expense increased by $22.4 million, or 4.9%, to $475.3 million for the nine months ended September 30, 2008 from $452.9 million for the nine months ended September 30, 2007. Excluding the impact of the Transactions, marketing and commissions expense was $18.7 million, or 4.1%, higher primarily due to increased global marketing costs, partially offset by lower commissions. Commissions decreased in our Membership business primarily as a result of the continuing shift of marketing spend to lower commission media and was partially offset by higher commissions in our International business, primarily from revenue growth in new retail programs. Approximately $3.7 million, or 0.8%, of the increase was the result of higher commission expense related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues.

Operating Costs. Operating costs increased by $26.0 million, or 10.4%, to $277.2 million for the nine months ended September 30, 2008 from $251.2 million for the nine months ended September 30, 2007. Excluding the impact of the Transactions, operating costs were $23.6 million, or 9.4%, higher than those incurred in 2007, primarily due to higher product, servicing and employee-related costs in our Loyalty, International and Membership businesses and higher costs due to the net impact of the change in the U.S. dollar. Operating costs increased as a result of the Transactions by $2.4 million, or 1.0%, primarily related to an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

General and Administrative Expense. General and administrative expense decreased by $11.6 million, or 13.0%, to $77.9 million for the nine months ended September 30, 2008 from $89.5 million for the nine months ended September 30, 2007, primarily due to the absence in 2008 of a $5.4 million charge for a cash distribution to option holders in the first quarter of 2007 in connection with the special dividend paid by Affinion Holdings in addition to lower general corporate expenses, primarily lower professional fees in our Membership business and lower employee-related expenses in our International business.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $36.5 million for the nine months ended September 30, 2008 to $205.6 million from $242.1 million for the nine months ended September 30, 2007, primarily from recording higher amortization expense in 2007 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by an increase in the amortization of member relationships acquired subsequent to the date of the Transactions.

Interest Expense. Interest expense decreased by $20.6 million, or 19.1%, to $87.1 million for the nine months ended September 30, 2008 from $107.7 million for the nine months ended September 30, 2007, primarily due to a more favorable impact of approximately $8.2 million on interest rate swaps in 2008 as compared to 2007 in addition to lower net interest accrued on debt of approximately $13.2 million, primarily the net result of the prepayments made on our term loan throughout 2007 and the current utilization of our revolving credit facility. These decreases were partially offset by increased accreted interest of $0.5 million related to deferred payments.

Income Tax Expense. Income tax expense increased by $7.9 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily due to the changes in the valuation allowance recorded during the period attributable to state and foreign deferred tax assets, partially offset by a decrease in both current state and foreign tax liabilities and recording a state tax benefit associated with the utilization of tax attributes which are reimbursable under the purchase agreement.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Nine Months Ended September 30,
	Net Revenues				Segment EBITDA (1)
	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$529.7	$515.1	$5.1	$9.5	$93.6	$68.2	$1.6	$23.8
Insurance and package products	281.9	275.9	0.5	5.5	99.8	105.4	0.5	(6.1)
Loyalty products	51.6	40.6	0.1	10.9	15.3	11.3	0.1	3.9
Eliminations	(3.2)	(3.7)	—	0.5	—	—	—	—

Total North America	860.0	827.9	5.7	26.4	208.7	184.9	2.2	21.6
Affinion International products	198.3	156.5	4.6	37.2	23.7	14.8	2.0	6.9

Total products	1,058.3	984.4	10.3	63.6	232.4	199.7	4.2	28.5
Corporate	—	—	—	—	(4.5)	(8.9)	—	4.4

Total	$1,058.3	$984.4	$10.3	$63.6	227.9	190.8	$4.2	32.9

Depreciation and amortization					(205.6)	(242.1)	44.6	(8.1)

Income (loss) from operations					$22.3	$(51.3)	$48.8	$24.8

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income (loss) from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $14.6 million, or 2.8%, to $529.7 million for the nine months ended September 30, 2008 as compared to $515.1 million for the nine months ended September 30, 2007. Excluding the effects of the Transactions, net revenues increased by $9.5 million, or 1.8%, primarily due to higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail, partially offset by lower retail member volumes. In addition, net revenues increased $5.1 million, or 1.0%, primarily related to a deferred revenue adjustment recorded in purchase accounting from the Transactions.

Segment EBITDA increased by $25.4 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Excluding the effects of the Transactions, Segment EBITDA increased by $23.8 million primarily due to lower marketing and commissions of $14.4 million and higher net revenues of $9.5 million. Segment EBITDA also increased due to lower general and administrative costs of $6.8 million, principally a result of decreases in general corporate expenses, primarily lower professional fees. Segment EBITDA decreased as a result of higher product and employee-related costs of $6.9 million. Segment EBITDA related to the Transactions for the nine months ended September 30, 2008 was positively affected by a $1.6 million deferred revenue adjustment recorded in purchase accounting, net of increased prepaid commissions and the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting.

Insurance and Package Products. Insurance and package products reported net revenues of $281.9 million for the nine months ended September 30, 2008, an increase of $6.0 million, or 2.2%, as compared to the $275.9 million reported for the nine months ended September 30, 2007. Excluding the effects of the Transactions, Insurance net revenues increased approximately $6.8 million, principally due to the continued increase in net revenue per supplemental insured and lower cost of insurance resulting from lower claims experience. Package net revenues declined $1.3 million, primarily due to lower Package members, partially offset by an increase in fee-based net revenues from our NetGain product. In addition, net revenues as a result of the Transactions increased $0.5 million due to a non-cash deferred revenue adjustment recorded in purchase accounting.

Excluding the effects of the Transactions, Segment EBITDA decreased by $6.1 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily due to higher marketing costs of approximately $12.0 million, which more than offset the higher net revenues of $5.5 million. Segment EBITDA related to the Transactions increased $0.5 million from a deferred revenue adjustment described above.

Loyalty Products. Revenues from Loyalty products increased by $11.0 million, or 27.1%, for the nine months ended September 30, 2008 to $51.6 million as compared to $40.6 million for the nine months ended September 30, 2007. Net revenues increased $6.5 million, primarily from new programs, including fee-based revenue from a points redemption program acquired on June 30, 2008, and $4.5 million due to member growth within existing client programs.

Segment EBITDA increased by $4.0 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily due to revenue growth from new and existing programs, net of higher product and servicing costs.

Affinion International

International Products. International products net revenues increased by $41.8 million, or 26.7%, to $198.3 million for the nine months ended September 30, 2008 as compared to $156.5 million for the nine months ended September 30, 2007. Net revenues excluding the results of the Transactions increased $37.2 million, or 23.8%, primarily due to higher revenues of $17.0 million from new program introductions for our new retail offerings, $7.7 million from growth in our other retail business, $4.0 million from growth in our package business and $1.6 million from a lower cost of insurance associated with certain package and retail programs. The package business experienced a net year over year reduction in members, however the majority of the lost members generated a minimal amount of revenue and were substantially offset by new members at higher price points. In addition, net revenues increased $6.8 million from the net impact of the change in the U.S. dollar. Net revenues also increased $4.6 million, or 2.9%, from a non-cash deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA increased by $8.9 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Excluding the effect of the Transactions, Segment EBITDA increased $6.9 million. The increase in revenue of $37.2 million along with lower general and administrative costs of $1.9 million was partially offset by $26.4 million of higher marketing and commissions and increased operating costs primarily to support our new retail programs. The net impact of the change in the U.S. dollar increased costs and reduced Segment EBITDA by approximately $5.8 million. In addition, Segment EBITDA increased $2.0 million as a result of purchase accounting adjustments primarily related to a deferred revenue adjustment, net of commissions, and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

Corporate

For the nine months ended September 30, 2008, corporate costs decreased by $4.4 million as compared to the nine months ended September 30, 2007 primarily due to the absence in 2008 of a $5.4 million charge related to a payment to option holders in the first quarter of 2007, in connection with the special dividend paid by Affinion Holdings.

Financial Condition, Liquidity and Capital Resources

Financial Condition – September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007	Increase (Decrease)
	(in millions)
Total assets	$1,476.1	$1,601.2	$(125.1)
Total liabilities	1,991.1	2,006.1	(15.0)
Total stockholder’s equity (deficit)	(515.6)	(405.5)	(110.1)

Total assets decreased by $125.1 million due to (i) a decrease in intangible assets of $166.9 million, principally due to amortization expense of $164.1 million (substantially all of the intangible assets were acquired as a result of the Transactions—see Notes 1 and 2 to our unaudited condensed consolidated financial statements), and (ii) a net decrease in contract rights and list fees of $17.2 million due to amortization expense for the period in excess of the cost of acquired contract rights. These decreases were partially offset by (i) an increase in profit-sharing receivables from insurance carriers of $24.4 million due to timing of receipts from the insurance carriers, (ii) an increase in receivables from related parties of $29.0 million principally due to a receivable from certain ex-Cendant entities for the reimbursable portion of a litigation settlement and recognition of long-term receivables related to the assumption of a loyalty points program liability, and (iii) an increase in other non-current assets of $6.2 million primarily due to a change in the fair value of interest rate swaps of $7.8 million.

Total liabilities decreased $15.0 million primarily due to (i) a decrease in debt of $37.4 million primarily as a result of net repayments under the line of credit and (ii) a decrease in deferred revenues of $14.3 million primarily due to the continued shift in the retail membership customer base from memberships billed on an annual basis and memberships with full money back terms to memberships billed on a monthly basis. These decreases were partially offset by an increase in accounts payable and accrued expenses of $37.1 million, principally due to the accrual of a litigation settlement and the recognition of a liability to loyalty points program holders related to the assumption of a loyalty points program liability.

Total stockholder’s equity (deficit) decreased by $110.1 million due to a net loss of $70.3 million and dividend payments to the Company’s parent of $37.0 million and a currency effect of $2.8 million.

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

Cash Flows – Nine Months Ended September 30, 2008 and 2007

At September 30, 2008, we had $18.3 million of cash and cash equivalents on hand, a decrease of $4.2 million from $22.5 million at September 30, 2007. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Nine Months Ended September 30,
	2008	2007	Change
	(in millions)
Cash provided by (used in):
Operating activities	$108.4	$65.1	$43.3
Investing activities	(26.7)	(19.4)	(7.3)
Financing activities	(76.1)	(107.6)	31.5
Effect of exchange rate changes	(1.5)	0.1	(1.6)

Net change in cash and cash equivalents	$4.1	$(61.8)	$65.9

Operating Activities

During the nine months ended September 30, 2008, we generated $43.3 million more cash from operating activities than during the nine months ended September 30, 2007. Segment EBITDA, excluding the non-cash impacts of purchase accounting, increased by $37.1 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 (see “Results of Operations”). In addition, in 2008 we received $7.4 million (net of transaction costs) in connection with the assumption of a loyalty points program liability.

Investing Activities

We used $7.3 million more cash in investing activities during the nine months ended September 30, 2008 as compared to the same period in 2007, principally due to increased capital expenditures, which were $25.6 million and $18.6 million for the nine months ended September 30, 2008 and 2007, respectively.

Financing Activities

We used $31.5 million less cash in financing activities during the nine months ended September 30, 2008 as compared to the same period in 2007. During the nine months ended September 30, 2008, we had net repayments under our line of credit of $38.5 million and paid dividends to our parent of $37.0 million. During the nine months ended September 30, 2007, we made $75.0 million of voluntary prepayments of the term loan, and we paid dividends to our parent of $32.1 million. In addition, during 2008 and 2007, one of our majority-owned consolidated subsidiaries made a distribution to its minority shareholder of $0.4 million.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt. As of September 30, 2008, we had approximately $1.3 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $205.0 million in principal prepayments that we made through September 30, 2008) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At September 30, 2008, we had $304.0 million ($302.5 million net of premiums and discounts) outstanding under the senior notes, $655.0 million outstanding under the term loan facility, $355.5 million ($351.7 million net of discounts) outstanding under the senior subordinated notes and $98.5 million available under the revolving credit facility after giving effect to the issuance of $1.5 million of letters of credit.

Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. The senior secured credit facility also generally requires us to prepay borrowings under the term loan with proceeds from asset dispositions, excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future. The remaining balance of the term loan is due and payable in full in 2012. The revolving credit facility is available until 2011. The term loan provides, at our option, for interest rates of a) adjusted LIBOR plus 2.50% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.50%. The revolving credit facility provides, at our option, for interest rates of adjusted LIBOR plus 2.50% or ABR, plus 1.50% subject to downward adjustment based on our senior secured bank leverage ratio, as set forth in the agreement governing the revolving credit facility. Effective January 4, 2007, the senior secured credit facility was amended to decrease the interest rate on the term loan facility by 25 basis points, initially, and to provide for an additional 25 basis point decrease if the corporate family rating of Affinion Group reached B1 or higher by Moody’s and B+ or higher by S&P. The amendment also modified the definition of change of control.

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

Covenant Compliance

Our senior secured credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.75 to 1.0 at September 30, 2008. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.00 to 1.0 at September 30, 2008. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our credit facility, senior notes indenture, and senior subordinated notes indenture. Under our indentures governing the senior notes and the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, since the Transactions, our cash flow has allowed us to make nine voluntary principal prepayments of the term loan through September 30, 2008 aggregating $205.0 million.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended September 30, 2008 to Adjusted EBITDA.

Twelve Months Ended September 30, 2008 (a)
(in millions)
Net cash provided by operating activities	$145.1
Interest expense, net	121.9
Income tax expense	12.6
Amortization of favorable and unfavorable contracts	3.1
Amortization of debt discount and financing costs	(5.9)
Unrealized gain on interest rate swaps	5.2
Deferred income taxes	(8.2)
Payment received for assumption of loyalty points program liability	(7.4)
Changes in assets and liabilities	40.8
Effect of the Transactions, reorganizations, certain legal costs and net cost savings (b)	2.6
Other, net (c)	0.7

Adjusted EBITDA(d)	$310.5

(a)	Represents consolidated financial data for the year ended December 31, 2007, minus consolidated financial data for the nine months ended September 30, 2007, plus consolidated financial data for the nine months ended September 30, 2008.

(b)	Eliminates the effect of the Transactions, prior business reorganizations, non-recurring revenue and gains, legal expenses for certain legal matters and certain severance costs.

(c)	Eliminates stock-based compensation, non-recurring Sarbanes-Oxley implementation costs, a $2.0 million annual consulting fee paid to Apollo and certain other costs.

(d)	Adjusted EBITDA does not give pro forma effect to our acquisition of a base of approximately half a million members and the associated fee revenue stream from a U.S.-based financial institution that was completed in December 2007. However, we would be permitted to make such pro forma adjustment as if such acquisition had occurred on October 1, 2007 in calculating the Adjusted EBITDA under our credit facility and the indentures governing our senior notes and senior subordinated notes.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended September 30, 2008 to Adjusted EBITDA as required by our senior secured credit facility agreement, the indenture governing our senior notes and the indenture governing our senior subordinated notes.

Twelve Months Ended September 30, 2008 (a)
(in millions)
Net loss	$(104.8)
Interest expense, net	121.9
Income tax expense	12.6
Minority interests, net of tax	0.7
Other expense, net	(2.5)
Depreciation and amortization	274.3
Effect of the Transactions, reorganizations and non-recurring revenues and gains(b)	1.6
Certain legal costs (c)	(1.4)
Net cost savings (d)	2.4
Other, net (e)	5.7

Adjusted EBITDA (f)	$310.5

Interest coverage ratio (g)	2.60
Consolidated leverage ratio (h)	4.18
Fixed charge coverage ratio (i)	2.66

(a)	Represents consolidated financial data for the year ended December 31, 2007, minus consolidated financial data for the nine months ended September 30, 2007, plus consolidated financial data for the nine months ended September 30, 2008.

(b)	Effect of the Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Transactions, prior business reorganizations and non-recurring revenues and gains.

(c)	Certain legal costs—represents legal costs for certain litigation matters.

(d)	Net cost savings—represents the elimination of costs associated with severance incurred.

(e)	Other, net—represents: (i) net changes in other reserves, (ii) the elimination of stock-based compensation expense, (iii) non-recurring Sarbanes-Oxley implementation costs, and (iv) consulting fees paid to Apollo.

(f)	Adjusted EBITDA does not give pro forma effect to our acquisition of a base of approximately half a million members and the associated fee revenue stream from a U.S.-based financial institution that was completed in December 2007. However, we would be permitted to make such pro forma adjustment as if such acquisition had occurred on October 1, 2007 in calculating the Adjusted EBITDA under our credit facility and the indentures governing our senior notes and senior subordinated notes.

(g)	The interest coverage ratio is defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.75 to 1.0 at September 30, 2008.

(h)	The consolidated leverage ratio is defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.00 to 1.0 at September 30, 2008.

(i)	The fixed charge coverage ratio is defined in the indentures governing the senior notes and the senior subordinated notes (Consolidated Cash Flows, as defined, which is equivalent to Adjusted EBITDA (as defined in the Affinion Credit Facility), to fixed charges, as defined).

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On January 31, 2007, our parent, Affinion Group Holdings, Inc. (“Holdings”), entered into a five-year senior unsecured term loan facility (the “Holdings Loan Agreement”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), Bank of America, N.A., and certain other banks as the initial lenders, with Deutsche Bank Securities Inc. and Banc of America Securities LLC (“BAS”) as the joint lead arrangers and book-running managers, Deutsche Bank as administrative agent, and BAS as syndication agent. The principal amount of the Holdings Loan Agreement is $350.0 million. Loans under the Holdings Loan Agreement initially accrue cash interest at the rate of six month LIBOR plus 6.25%, but the interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by adding such interest to the principal amount of the loans. Holdings has the independent ability to pay such non-cash payment in kind interest in lieu of cash interest. If Holdings elects to pay cash interest, the cash required to service the debt in 2008, net of the impact of three interest rate swaps entered into by Holdings discussed below, will be approximately $37.2 million payable semi-annually on March 1 and September 1. In addition, the Holdings preferred stock entitles its holders to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings depends on our cash flows to service its debt and to pay cash dividends (if any) on its preferred stock.

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

On September 15, 2008, Holdings entered into a two-year interest rate swap agreement with Deutsche Bank AG having a notional amount of $50.0 million. Under the swap agreement, Holdings has agreed to pay a fixed interest rate of 3.17%, payable on a semi-annual basis, for the period beginning on September 1, 2008 through September 1, 2010, with the first interest payment due on March 2, 2009, in exchange for receiving floating payments based on a six-month LIBOR on the same $50.0 million notional amount for the same period. The effect of this swap, in conjunction with the two swaps entered into in January 2008 is to convert 100% of Holdings’ variable rate debt to a fixed rate obligation.

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

Potential Debt Repurchases

Our affiliates have purchased a portion of Holdings’ and our indebtedness and we or our affiliates from time to time may purchase additional portions of Holdings’ or our indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

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

Interest Rate Swaps

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of our floating rate credit facility into a fixed rate obligation. The notional amount of the swap was $200.0 million at September 30, 2008 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for our long-term debt as of September 30, 2008 (dollars are in millions unless otherwise indicated).

	2008	2009	2010	2011	2012	2013 and Thereafter	Total	Fair Value At September 30, 2008
Fixed rate debt	$0.1	$0.2	$—	$—	$—	$659.5	$659.8	$616.7
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%
Variable rate debt	$—	$—	$—	$—	$655.0	$—	$655.0	$655.0
Average interest rate (a)	5.35%	5.35%	5.35%	5.35%	5.35%	—
Variable to fixed-interest rate swaps (b)								$4.0
Average pay rate	3.48%	3.34%	3.02%	2.86%
Average receive rate	3.10%	3.16%	3.66%	4.25%

(a)	Average interest rate is based on rates in effect at September 30, 2008.

(b)	The fair value of the interest rate swaps is included in other non-current assets ($7.8) and other long-term liabilities ($3.8) at September 30, 2008.

We do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of September 30, 2008, there were no significant concentrations of credit risk. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

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

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

AFFINION GROUP, INC.

Date: October 30, 2008	By:	/s/ Thomas A. Williams
Thomas A. Williams
Executive Vice President and Chief Financial Officer

S-1