Form 10-K
period 2008-12-31
Affinion Group, Inc.
filed 2009-02-27
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2008 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of February 26, 2009 was 100.

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

Our Company

We are a global leader in providing comprehensive customer engagement and loyalty solutions that enhance or extend the relationship of millions of customers with many of the largest and most respected companies in the world. We partner with these leading companies to develop and market programs that provide valuable services to their end-customers using our expertise in customer engagement, creative design and product development. These programs and services enable our marketing partners to strengthen their customer relationships, as well as generate significant incremental revenue, generally in the form of commission payments paid by us, as well as strengthen their relationships with their end-customers, which can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates and the increased use of other services provided by our marketing partners.

We have substantial expertise in deploying various forms of customer engagement communications, such as direct mail, inbound and outbound telephony and the Internet, and in bundling unique benefits to offer valuable products and services to the end-customers of our marketing partners on a highly targeted basis. We design programs that provide a diversity of benefits that we believe are likely to attract and engage end-customers based on their needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer considerable savings on everyday purchases. For instance, we provide credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services and other products and services. We believe we are a market leader in each of our product areas and that our portfolio of products and services is the broadest in the industry. Our scale, combined with our more than 35 years of experience, unique proprietary database, proven marketing techniques and strong partner relationships, position us to perform well and grow in a variety of market conditions.

Our comprehensive portfolio of customer engagement and loyalty solutions include:

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

Our business model is characterized by substantial recurring revenues, strong operating margins and significant cash flow. We structure our contractual relationships with our marketing partner companies to support our strategy of pursuing the most profitable opportunities for our marketing expenditures. We generate revenues primarily through the sale of our value-added subscription-based products and services to the end-customers of our marketing partners and customers who we bill on a monthly, quarterly or annual basis. We also generate revenues directly from our marketing partners that choose to market our products and services on a wholesale basis to their customers directly and typically pay us a monthly fee per participant. The amount of the fees varies depending on the products and services that we offer. As a result, a substantial portion of our revenues consists of subscription payments and service fees that are recurring in nature. Revenue from our existing customer base has historically generated over 80% of our next twelve months net revenue.

As of December 31, 2008, we had approximately 3,550 employees in the U.S. and 12 other countries, primarily in Europe. Of these employees, approximately 65% are in the U.S., approximately 22% are in the U.K. and the remainder are in Europe and South Africa. For the year ended December 31, 2008, we had net revenues of $1.4 billion and Adjusted EBITDA (as defined in our senior secured credit facility) of $311.4 million.

Our Business

We seek to address the needs of three primary parties in developing and implementing our customer engagement and loyalty solutions: (1) Marketing Partner Companies, which are the companies for whom we develop and manage customer engagement and loyalty programs, (2) Customers, which are the end-customers of our marketing partner companies who subscribe to one or more of our programs and (3) Vendors, which are the third-party vendors who provide components for our products and services.

•

Marketing Partner Companies: Our marketing partners are many of the leading companies in the U.S. and Europe. They enter into agreements with us to (1) develop customized marketing programs that leverage their brand names and, in many instances, utilize their payment vehicles (such as credit cards) and (2) offer products and services that appeal to their customers, thereby engaging those customers into a deeper, more meaningful and more profitable relationship with them. Our marketing partners value our services because we enhance their customer relationships, promote their brands and provide them with incremental revenue with minimal risk because we often bear the costs of marketing and servicing these programs. We believe that we implement our customer engagement and loyalty programs more effectively than a typical partner could operate in a stand-alone program, thereby allowing our marketing partners to focus on their core businesses. As of December 31, 2008, we had more than 5,500 marketing partners in a variety of industries including financial services, retail, travel, telecommunications, utilities and the Internet. Some of our leading marketing partners include JPMorgan Chase, Bank of America, HSBC, Société Générale, Choice Hotels, Staples, 1-800-FLOWERS and Priceline. By providing services directly to the end-customers of our marketing partners, we become an important part of our marketing partners’ businesses. Many of our marketing partners have been working with us for over ten years.

•

Customers: Our customers value participation in our programs because of the attractive benefits we provide at a reasonable price, the ease of use of our products and the high level of service we deliver. Depending on the nature of the relationship we have with a given marketing partner, end-customers may either purchase our programs directly from us or are provided our services through our partner. Our top ten U.S. marketing partners and their end-customers generated approximately 75% of our U.S. membership revenue in 2008, which represented approximately 38% of our total revenue in 2008. As of December 31, 2008, we had approximately 61 million customers enrolled in our membership, insurance and package programs worldwide and approximately 96 million customers who received credit or debit card enhancement services or loyalty points-based management services.

•

Vendors: We contract with a large number of third-party vendors to provide components for many of our products and services. Our vendors value their relationships with us because we provide them with significant incremental revenue through unique and complementary marketing channels. Generally, our relationships with key vendors are governed by long-term contracts. By combining the services of our vendors with our in-house capabilities, we are able to offer over 30 core products and services with over 350 unique benefits and support more than 5,000 versions of products and services representing different combinations of pricing, benefits configurations and branding.

We organize our business into two operating units:

•	Affinion North America. Affinion North America comprises our Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

•

Membership Products. We design, implement and market subscription programs that provide members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement.

•	Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions.

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2008, managed approximately 468 billion points with an estimated redemption value of approximately $4.6 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

•

Affinion International. Affinion International comprises our Membership, Package and Loyalty customer engagement businesses outside North America. We expect to leverage our current European operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” and Note 18 to our audited consolidated financial statements included elsewhere herein for additional financial information about these business segments. In addition, see Note 18 to our audited consolidated financial statements included elsewhere herein for additional financial information by geographic area.

Our Market Opportunity and Competitive Strengths

We generally offer our customer engagement and loyalty solutions through affinity direct marketing, which is a subset of the larger direct marketing industry. Affinity direct marketing provides us access to our marketing partners’ large bases of customers and generally results in higher customer receptiveness as customers recognize and trust our marketing partners’ brands. In addition, using our marketing partners’ logos and trademarks in our marketing materials provides customers with additional assurances and validation as to the quality of the program or service we are offering. We believe that marketing associated with well-known brands of leading, well-respected companies provides a significant advantage over other forms of direct marketing.

We attribute our success and competitive advantage in providing comprehensive marketing services and loyalty programs to our ability to leverage a number of key strengths, including:

Proprietary Technology, Models and Databases. We believe our database of previous customer contacts, with approximately 1.1 billion unique records, is the largest and most comprehensive in the industry and cannot be replicated. We track the performance of all of our customer engagement and loyalty program marketing campaigns across all different media and measure consumer preferences, response rates, and other engagement-related performance and profitability data while adhering to the highest standards of consumer data protection and privacy. We utilize this data to develop highly targeted, individualized marketing programs across multiple media and product offerings for each partner with the goal of strengthening their customer relationships and more precisely identifying types of customers likely to find our products and services of value. We believe our proprietary database increases the efficiency of our marketing, enhances the profitability of our marketing expenditures, allows us to better engage with our customers and helps us to continue to secure and maintain long-term relationships with marketing partners.

Expertise in Various Marketing Methods and Types of Media. We have conducted more than 76,000 customer engagement and loyalty program marketing campaigns over the last ten years. We utilize a variety of direct engagement media to market our programs and services, including direct mail, online marketing, point-of-sale marketing, inbound telemarketing, outbound telemarketing and voice response unit marketing. We operate a full-service creative agency with expertise in utilizing a wide variety of customer acquisition media with special emphasis on growing our online capabilities. We believe that our expertise provides our marketing partners substantial flexibility in managing and enhancing their customer relationships and provides superior returns on our marketing expenditures.

Product Management and Development Capability. We manage a broad range of membership, package and insurance products which are embedded into the customer engagement and loyalty solutions we market to the end-customers of our affinity marketing partners. Our products are designed to address consumer needs and incorporate a range of lifestyle and protection benefits related to insurance, travel, health care, identity theft resolution, entertainment, shopping and loyalty rewards, among other things. We continually research, develop and test new products and benefits that are relevant to customers and build loyalty and value for our marketing partners. We market both our own customer engagement and loyalty solutions as well as those of our marketing partners, where appropriate, to meet customer needs. We believe that our ability to customize products utilizing the broad range of benefits that we provide enables us to better meet the complex and highly specialized customer engagement needs of our marketing partners and their end-customers. We believe that our ability to identify and successfully enter new product and growth areas is a key competitive advantage and we will continue to seek new opportunities to expand the range of our proprietary product offerings.

Strong, Long-Term Relationships with Marketing Partners. We have a long history of providing comprehensive customer engagement and loyalty solutions and marketing services to leading companies in the U.S. and Europe, and we believe that the strength and breadth of our relationships with our marketing partners provide us with a competitive advantage in maintaining stable, diversified and predictable sources of revenue. Our relationships span a wide variety of industries, such as financial, retail, travel, telecommunications, utilities, Internet and other media. We believe that our strong network of partner relationships, together with our success in delivering customized, revenue enhancing customer engagement and loyalty programs, will enable us to continue to grow our business and generate new partner relationships.

Diversified, Global Marketing Platform. In late 2004, we integrated certain operations which allowed us to provide our customer engagement and loyalty solutions on a global basis to better serve our marketing partners who may have operations and customers in multiple countries. We benefit from the substantial synergies generated across all of our operations, including the ability to leverage our customer engagement, marketing, loyalty and product expertise. We believe that our ability to focus our business development and marketing expenditures on our most profitable marketing opportunities in the most attractive markets, media and industries, domestically and internationally, is a key advantage that allows us to maximize our profitability and cash flows.

Attractive Operating Model with Significant Free Cash Flow Generation. We collect a substantial majority of our revenues on a recurring basis from our marketing partners and their end-customers. Our business requires very little capital to support our growth, and annual capital expenditures typically represent a small percentage of revenues. In addition, we benefit from certain tax attributes under §338(h)(10) of the Internal Revenue Code that will reduce our cash taxes in the future and further enhance our ability to generate strong, recurring cash flows. Tax deductions remaining under this provision as of December 31, 2008 amounted to approximately $1.4 billion and are expected to result in deductions of up to approximately $120 million per year for the next twelve years. Consequently, we benefit from high predictability in the operation of our business, low volatility in our revenues and earnings, and enhanced ability to manage our business, service our indebtedness and pay dividends to stockholders. Since the Transactions, we have made $205 million in voluntary prepayments on our indebtedness from operating cash flows.

Committed and Experienced Management Team. We believe that our senior management and our talented and experienced professionals are a principal reason why we have achieved significant success in all of our businesses. Each of our five senior executives has at least seven years of experience with Affinion. Led by our president and chief executive officer, Nathaniel J. Lipman, who has been with us for nearly ten years, our senior executives have a combined 50 years of experience with Affinion. We believe that the extensive experience and financial acumen of our management and marketing professionals provide us with a significant competitive advantage.

Our Business Strategy

Our strategy is to pursue initiatives that maintain and enhance our position as a leading provider of comprehensive customer engagement and loyalty solutions that enhance or extend the relationship of millions of customers with our marketing partners and to focus on attractive opportunities that will increase our profitability and cash flows. Key elements of our strategy are:

•

Continue to Optimize Marketing Investment. We will continue to optimize the allocation of our marketing expenditures across all of our products and geographic regions in order to maximize the returns on each customer engagement and loyalty marketing campaign. We target minimum returns on investment for all of our marketing expenditures, incorporating the expected revenues, persistency, commission rates and servicing and other variable costs for those customers who respond. Our goal is to maximize the average contribution per customer over the lifetime of that customer relationship, which we expect will maximize the growth of our cash flows though the aggregate number of customers we serve may grow at a slower rate or decline. For example, in the past five years we have grown the average revenue per member in our membership business at a compound annual rate of approximately 10.5%, from $43.72 in 2003 to $79.46 in 2008.

•

Grow Our International Operations. We believe that we are well positioned to provide our marketing partners with comprehensive offerings on a global basis. We have grown our international retail membership operations by leveraging our significant U.S. experience to offer subscription products similar to existing U.S. subscription products to the end-customers of our European marketing partners. In addition, our European package business has grown through unique product offerings, enhanced customer services and delivery of benefits. We are also planning to expand our operations into new countries and geographic regions. Moreover, we expanded our international operations in 2008 by purchasing a travel business from RCI Europe and a loyalty program benefit provider and accommodation reservation booking business called Loyaltybuild Limited. The travel business that we purchased from RCI Europe primarily services customers of Affinion International’s programs in the U.K., Germany and Belgium. Loyaltybuild Limited is based in the Republic of Ireland and conducts operations in the Republic of Ireland, the U.K., Sweden, Norway, Finland and Switzerland.

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

•

Continue to Focus on New Program Development. We continually develop and test new programs to identify consumer trends that can be converted into revenue-enhancing and customer engagement-building opportunities. We will also consider acquisitions of new and complementary products and technology to further enhance our offerings and generate additional revenue.

•

Grow our Strategic Consulting and Creative Services Offerings. We intend to further leverage our marketing services capabilities to provide marketing strategy, creative development, modeling and database management, campaign execution and other services to our marketing partners and other third parties on a fee-for-service basis. We believe these services will generate high-margin revenues and complement our existing marketing solutions.

•

Expand Our Range of Marketing Partner Companies. We believe there are substantial opportunities to increase our presence in the retail, travel, Internet, cable, telecom and utilities industries, in both North America and Europe.

•

Leverage Best Practices for Growth and Acquisitions. We intend to capitalize on the significant opportunities created by our business integration to apply best practices and cross-sell products and services across business lines and geographical regions. We will continue to consider acquisitions of selected assets, businesses and companies to enhance our scale and market share.

Industry Overview

Direct marketing is defined by the Direct Marketing Association (the “DMA”) as any direct communication to a consumer or business that is designed to generate a response in the form of an order. Affinity marketing is a subset of the larger direct marketing industry which involves direct marketing to the customers of institutions, such as financial service providers and retailers, using the brand name, customer contacts and billing vehicles of such institution. We believe that marketing associated with the brand of a marketing partner provides a significant advantage over other forms of direct marketing. Affinity direct marketing provides us with access to our marketing partners’ large customer base, generally results in higher response rates as customers recognize and trust our marketing partners’ brands and provides additional credibility and validation as to the quality of the program or service we are offering. Marketing partners benefit as they are able to promote their brands while offering additional programs and services, which strengthens their relationships with their customers and generates incremental revenue for them.

The DMA estimates that overall sales in the U.S. generated by direct marketing initiatives will grow at a 6.6% compound annual growth rate from 2007 to 2012.

Industry research indicates that growth in direct marketing sales results from increasing direct marketing expenditures as well as marketers shifting their budgets from branding campaigns to direct marketing campaigns due to their increased measurability and effectiveness. Marketers with direct customer contacts or with large marketing databases are expected to continue to pursue direct marketing initiatives, such as those offered by us, to increase customer penetration in an environment where attracting and retaining customers is becoming increasingly challenging. As a result, direct marketing driven sales as a percentage of total sales have been rising. Sales generated by direct mail, one of our primary marketing media, is projected by the DMA to grow at a compound annual growth rate of approximately 5.5% from 2007 through 2012 in the U.S. Online media, a growth vehicle for both the industry and our business, represents the fastest growing direct marketing medium due to the increasing use of the Internet and its significantly lower communication costs. DMA projects a compound annual growth rate of approximately 15.1% for internet media from 2007 to 2012 in the U.S.

Industry and market data used throughout this Report were obtained from the Direct Marketing Association’s 2008 Statistical Fact Book (2008 Edition) and other services. While we believe that the research and estimates are reliable and appropriate, we have not independently verified such data nor have we made any representation as to the accuracy of such information. Unless otherwise indicated, all references to market share data appearing in this Report are as of December 31, 2008.

Company History

We have more than 35 years of operational history. The business started with membership products in 1973 through the formation of Comp-U-Card of America, Inc. (“CUC”). Between 1985 and 1986, CUC acquired the insurance and package enhancement products of Financial Institution Services, Inc. and Madison Financial Corporation, both of which were formed in 1971. In 1988, CUC acquired National Card Control, Inc., which was formed in 1981 and provided loyalty solutions and package enhancement programs. The international products were started by CUC in the early 1990s. In 1997, CUC merged with HFS Incorporated to form Cendant Corporation. The international products were rebranded as Cendant International Membership Services after the formation of Cendant. In 2001, the U.S. membership products were rebranded as Trilegiant and the loyalty solutions products were rebranded as Trilegiant Loyalty Solutions. The insurance and U.S. package enhancement products were rebranded as Progeny in 2002. In 2004, we realigned our organizational structure and began integrating the historically separate businesses in order to have a unified approach to the marketplace.

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

Marketing

We provide our customer engagement and loyalty solutions through retail and wholesale arrangements, and combinations thereof, as well as fee for service relationships. Under a retail arrangement, we usually market our products to a marketing partner’s end-customers by using that marketing partner’s brand name, customer contacts and billing vehicles. In retail arrangements, we typically bear or share the acquisition marketing costs. Under structures where we bear all or most of the acquisition marketing costs, we typically incur higher up-front expenses but pay lower commissions on related revenue to our marketing partners. Under structures where our marketing partners share more of the acquisition marketing costs, we typically have lower upfront expenses but pay higher commissions on related revenue to our marketing partners.

Under a wholesale arrangement, the marketing partner markets our products and services to its customers, collects revenue from the customer and typically pays us a monthly fee per participant. In addition, in conjunction with this type of arrangement, we usually also provide other services to our marketing partners, including enrollment, fulfillment, customer service and website development.

We utilize a variety of media to provide our customer engagement solutions, including direct mail, online marketing, point-of-sale marketing, inbound telemarketing, outbound telemarketing and voice response unit marketing. We have a full-service creative agency with expertise in utilizing all varieties of customer acquisition media with special emphasis on growing our online capabilities. We use a network of third-party operators for inbound and outbound telemarketing and develop all direct mail programs in-house, utilizing third parties only for limited services such as printing. In addition, we use standardized scripts and direct mail materials that are repeatedly tested and updated to ensure consistent quality and the maximum effectiveness for each marketing campaign.

Direct Mail. We have developed considerable expertise in direct mail marketing, which remains our largest marketing medium in terms of new member acquisition, accounting for 45% of new joins globally in 2008. Our direct mail operations incorporate a variety of mailing types, including solo direct mail, detachable inserts, credit card inserts, statement inserts, promotion inserts, and other printed media. Additionally, we continually test variations of direct mail solicitations to drive higher customer response rates.

Online Marketing. We formed a dedicated Internet group for our North American membership products in late 2003 to offer our products and services online in a more systemic fashion. In 2006, we expanded our overseas online capabilities which allowed us to begin marketing our products and services online in Europe and to expand several of our offline relationships to include online marketing and product benefit delivery with several significant marketing partners. In 2008, we recorded approximately 1.8 million new members through online membership acquisition programs, as compared to 1.8 million, 1.5 million and 1.1 million new members in 2007, 2006 and 2005. Our online marketing initiatives include pursuing new marketing partnerships (e.g. online retailers, travel providers, and service providers), expanding relationships with traditional marketing partners via the Internet (notably financial institutions who allow us to market to their online banking customers), as well as offering our products and services directly to customers. We use click-through advertising, search and email marketing methods to enhance our online customer acquisition techniques and expect to significantly increase our use of these techniques.

Point-of-Sale Marketing. Point-of-sale marketing, usually through financial institutions’ retail branch networks, is the primary distribution medium for our package enhancement products. Point-of-sale marketing utilizes a variety of promotional and display materials at our marketing partners’ retail branches or retail locations to create interest and drive program inquiries. Our marketing partner representatives coordinate sales with the opening of new accounts and other transactions. We also train marketing partners’ point-of-sale personnel in sales techniques for our programs.

Live Operator Inbound Telemarketing (“Transfer Plus” and “Customer Service Marketing”). Transfer Plus is a live-operator call transfer program which operates from marketing partner call centers, and has proven successful in converting customer service calls into revenue opportunities. In Transfer Plus, qualified callers of a marketing partner are invited to hear about a special offer, and those callers who express interest in that offer are transferred to our representatives to hear more about the product or service. Customer Service Marketing is similar to Transfer Plus, however, the marketing partner’s representative continues with the sales process instead of transferring the call to us. These programs are easy to implement and we handle all training and promotions. It also provides a no-cost employee retention program for our marketing partners as agents earn cash/awards from us for every call handled or transferred, as the case may be.

Outbound Telemarketing. We use extensive modeling to target calling efforts to likely responders. Calls are fully scripted, and our representatives market only to those who are interested in hearing about our products and services. Our outbound telemarketing programs are designed to comply with the “Do-Not-Call” Registry and other privacy legislation.

Voice Response Unit Marketing. When a consumer contacts a marketing partner’s call center to activate a credit or debit card, check their account balance or make another inquiry that can be handled electronically, the automated voice response system offers our product while the customer is waiting for, or after the completion of, the transaction or inquiry. The consumer then has the opportunity to accept or decline the offer. These low-cost marketing programs are easy to implement and this marketing technique generates significant revenue streams for our marketing partners.

We utilize financial models that are designed to target and predict returns over a five-year period for marketing expenditures related to membership programs and a seven-year period for marketing expenditures related to insurance programs. These models are used to determine the minimum response rate required to attain a targeted return per marketing campaign, net of attrition, applying an appropriate cost of capital. Our marketing systems model individual customer engagement and loyalty program marketing campaigns across multiple media and product offerings utilizing extensive data, customer contacts and results of over 76,000 marketing campaigns conducted over the last decade. We typically target a minimum profitability return after all costs for all marketing expenditures related to membership, package and insurance products.

Products and Services

Membership Products. Through Trilegiant, we market various private-label products and services to individuals in North America, primarily through marketing arrangements with our affinity marketing partners. The membership products offer members benefits and value-added services in the growing area of credit monitoring and identity-theft resolution services, which are intended to improve the member’s sense of security and well-being, as well as discounts on many brand categories along with shop-at-home convenience in such areas as retail merchandise, travel, automotive and home improvement.

Our principal membership products include:

Product	Description	Key Features
	Complete credit security solution with advanced monitoring and proactive management tools that enable members to retain move control over their personal data and prevent fraudulent activity	Access to credit reports, credit monitoring, fraud resolution Online monitoring of social security numbers, credit cards and other personal data Identity-theft expense reimbursement

	Access and monitoring of credit report, credit score and credit history to help members manage their credit and prevent identity-theft	Access to credit data from all three credit bureaus Credit monitoring from one or all three credit bureaus Fraud resolution Identity-theft expense reimbursement

	Credit card and document registration	Cancellation/replacement of credit cards with fraud liability, sales price and return guarantee protection Emergency cash advance and airline ticket replacement

	Computer and internet security protection	Virus protection Personal firewall and spam blocker Parental internet control Spyware protection PC repair reimbursement for physical and virus damage

	Discount travel service program offering a low-price guarantee on booking airline, hotel and car rental reservations	5% cash back; 24/7 full service travel agency

	Discount shopping program offering savings of 10%-50% off manufacturers’ suggested retail price on brand name consumer products	200% low price guarantee for 60 days; automatic 2-year warranty on most items Discount on over 17,000 items from more than 1,000 brand name manufacturers 3.5% cash back on online orders of most items

	Discount program with preferred prices on new cars and discounts on maintenance, tires and parts	Emergency roadside assistance for up to 3 times per year Up to 15% in service center network savings

Product	Description	Key Features
Discount program offering savings on dining, shopping, hotels, and admission to individual and family-oriented leisure activities

Coupon book with entertainment, shopping and dining savings from approximately 400 national brands

Clip and save coupons from national retailers and entertainment locations

Dining discount of up to 50% at almost 55,000 U.S. restaurants

	Discount program offering savings on home improvement and repair	Benefits of Shoppers Advantage Discount on home-related purchases and services Approximately 50,000 pre-screened contractors 60-day low price guarantee

	Customer service that extends manufacturers’ warranties	Automatic five-year warranty extension 20%–50% repair cost protection New purchase price protection for 60-90 days

	Discounts on a variety of health-related programs and services	5%–25% discounts off fees at approximately 296,000 physician specialists 5%–35% discounts on prescriptions, dental, vision, hearing and preventive care

	Insurance coverage service for breakdowns of household systems and appliances	24-hour, 365-day coverage with repair service network of over 25,000 pre-screened service professionals

In 2008, more than 39% of our membership programs’ members joined as a result of direct mail marketing. Other forms of marketing include our growing online initiatives, as well as telemarketing, customer service marketing and voice response unit marketing. Membership programs are mostly offered on a retail basis in which customers pay us an annual or monthly membership fee. In return, we usually pay our marketing partners’ commissions on initial and renewal memberships based on a percentage of the membership fees we collect. We also offer our products and services under wholesale arrangements in which our marketing partners incur the marketing expense and risk of campaign performance and pay us a monthly fee and other fees for the administration and fulfillment of these programs.

Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions. We offer four primary insurance programs that pertain to supplemental health or life insurance. These programs, including AD&D, represent our core insurance offerings and the majority of our annual insurance revenue.

Our principal insurance products include:

Product	Description	Key Features
	Provides coverage for accidental death or serious injury	$1,000 initial complimentary coverage; up to $300,000 in additional coverage

	Pays cash directly to the insured if hospitalized due to a covered accident	Up to $400 per day hospitalized

Product	Description	Key Features
	Pays cash to insured or beneficiary for hospitalization due to a covered accident or illness	Choice of $50 or $100 per day hospitalized

	Provides coverage for accidental death	Up to $1,000,000 in accidental death insurance

We market our insurance products primarily by direct mail, telemarketing and the Internet. We use retail arrangements with our marketing partners when we market our insurance products to their end-customers. We earn revenue in the form of commissions from premiums collected as well as from economic sharing arrangements with the insurance carriers that underwrite the policies that we market. While these economic sharing arrangements have a loss-sharing feature that would be triggered in the event that the claims made against an insurance carrier exceed the premiums collected over a specified period of time, historically, we have never had to make a payment to insurance carriers under such loss-sharing feature.

We believe we are the largest distributor of checking account package enhancement programs in the U.S. We provide our marketing partners with a portfolio of approximately 45 benefits in such areas as travel and shopping discounts, insurance and identity-theft resolution to create customized package offerings for their customers. For example, a financial institution can bundle retail checking enhancements such as grocery coupon packages, medical emergency data cards, movie ticket discounts, telephone shopping services, car rental discounts, half-price hotel directories, hotel savings, dining discounts, and other benefits, with a standard checking or deposit account and offer these packages to its customers for an additional monthly fee. Additionally, through our NetGain program, our marketing partners engage us to perform customer acquisition marketing campaigns on their behalf. In exchange for a fee, which is typically paid by our marketing partners for each customer acquisition campaign we perform, we provide marketing strategy, customer modelling, direct mail support and account management services.

Product

Product	Description	Key Features
	Package of benefits tied to customer checking accounts in the U.S.	Broad array of features includes shopping, travel, and security benefits

	Package of benefits focused on office management and business discounts	Business services and solutions

	Health savings package includes discounts on prescriptions, dental and vision care and AD&D insurance	Health-oriented programs

A customer service representative at a marketing partner’s branch site offers package enhancement programs to checking account, deposit account and credit card customers at the time of enrollment. In addition, these programs may be offered via direct mail solicitation to a marketing partner’s existing customer base. We typically offer package enhancement products, such as Enhanced Checking, under wholesale arrangements where we earn an upfront fee for implementing the package enhancement program and a monthly fee based on the number of customers enrolled in the program. We typically offer Small Business Solutions and Wellness Extras programs on a retail basis similar to our retail membership relationships.

Loyalty Products. We manage loyalty solutions products through ALG, which is a process outsourcer for points-based loyalty programs such as General Motors’ reward programs and Wyndham Worldwide’s Trip Rewards Program. We believe we are a leader in online points redemption as we managed approximately 468 billion points for our customers as of December 31, 2008. ALG’s loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements. In 2008, we assumed all of the liabilities and obligations of certain ex-Cendant entities relating to a loyalty program operated by these ex-Cendant entities for a major financial institution. The obligations that we assumed included the fulfillment of the then-outstanding loyalty program points. With the exception of the loyalty program points assumed in connection with such transaction and the loyalty points earned by credit card holders under this program, we do not typically retain any loyalty points-related liabilities. We typically charge a per-member and/or a per-activity administrative fee to clients for our services.

The following table illustrates the services provided to ALG’s clients:

Service	Description
Program Design	Establishes parameters for earning, redeeming, fulfilling, communicating and analyzing points

Program Management	Provides loyalty industry research, including consumer behavior and competitive program trends across various industries

Technology Platform	Scalable, customizable and flexible proprietary loyalty accounting and data management platform to meet marketing partners’ needs over the life of the programs

Rewards Fulfillment

Ownership of vendor management, inventory and fulfillment of program rewards

Works directly with over 160 vendors to obtain rewards and provides loyalty partners with access to more than 17,000 available merchandise models

Points Administration	Tracks and maintains customer account records and customer activities upon which point awarding business rules are based

Customer Experience Management	Provides a full-service, in-house contact center as an extension of the partner’s existing contact center

Program Communications	Produces HTML-based email newsletters and surveys which increase readership and are typically less expensive than direct mail campaigns for these programs Hosts many of its partners’ loyalty websites

Performance Monitoring	Provides internal and external access to its data warehousing environment, including a dashboard of critical program performance metrics and allows for standard ad-hoc reporting

ALG also provides credit card enhancements, such as travel insurance and concierge services. The enhancement product line, which has been offered by us for approximately 20 years, features both convenience (such as concierge service) and protection (such as travel accident insurance) benefits. The benefits are sold wholesale to our marketing partners, who then provide the benefits at no cost to their customers as an added value of doing business with them. Historically, these benefits have been predominantly offered within the financial services industry as credit card enhancements.

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

Our principal international membership products include:

Product	Description	Key Features
Sentinel Card Protection	Protection for all credit and debit cards against loss or theft

Assistance services including change of address and luggage and key retrieval

Emergency services including medical, airline ticket replacement and hotel bill payment

Lost cash and wallet/purse insurance

Privacy Guard	Access to and monitoring of credit report, credit score and credit history to help prevent identity-theft	Online and offline single bureau reporting Credit monitoring Full fraud resolution Identity-theft insurance

Product	Description	Key Features
Leisure Time	Access to year round discounts on dining, days out and event tickets	25% discount on dining bills at over 530 restaurants in the U.K. 10% discount on concert and other event tickets Discounted entry to select attractions and other 2-for-1 promotions

PCProtection Plus	Online security and protection product with Identity Theft Protection	Virus protection and personal firewall software Spam Blocker and anti-spyware software Identity-theft insurance PC repair insurance for accidental and virus damage

Our principal package enhancement product is marketed through our financial institution marketing partners and provides a package of a broad array of benefits, including shopping, travel and security, to checking account customers in Europe. In addition to the identity-theft resolution and credit monitoring programs launched in the U.K., Affinion International markets its travel program, its shopping program and its dining and leisure programs in the U.K. and across our European footprint.

Marketing Partners Companies

We are able to provide our customer engagement and loyalty solutions by utilizing the brand names, customer contacts and billing vehicles of our marketing partners. Our diversified base of marketing partners includes more than 5,500 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and Internet. Select marketing partners include Bank of America, JPMorgan Chase, HSBC, Société Générale, Choice Hotels, Staples, 1-800-FLOWERS and Priceline.

Our largest marketing partner, JPMorgan Chase, accounted for 10.4% of total revenues for the year ended December 31, 2008. We received revenues directly from JPMorgan Chase and its end-customers. We have 12 individual contracts with JPMorgan Chase and its various divisions and subsidiaries, including acquired businesses. Typically, our agreements with our marketing partners for the marketing and servicing of our retail membership products are for fixed terms which automatically renew and may be terminated upon at least 90 days’ written notice. While we generally do not have continued marketing rights following the termination of any such marketing agreements, the vast majority of our marketing agreements allow us to extend or renew memberships and bill and collect associated membership fees following any termination. While we usually do not have rights to use marketing partner branding in new marketing following termination of a marketing agreement, the products we provide to members are either our standard products which do not require our marketing partner’s branding, or are co-branded products for which we typically have the ability to continue to service as co-branded products. Generally, our marketing partners agree not to solicit our members for substantially similar services both during the term of our agreement and following any termination thereof.

Membership Products. We have almost 650 marketing partners in multiple industries. Some of our largest marketing partners, such as Bank of America and JPMorgan Chase, have been marketing with us for over 10 years. Our top ten U.S. marketing partners and their end-customers generated approximately 75% of our U.S. membership revenue in 2008, which represented approximately 38% of our total revenue in 2008, and the end-customers of our largest U.S. marketing partner generated approximately 16% of our U.S. membership revenue in 2008.

Insurance and Package Products. Our insurance marketing partners consist of approximately 3,700 financial institutions including national financial institutions, regional financial institutions and credit unions. End-customers of our top 10 marketing partners generated approximately 41% of our gross insurance revenue in 2008. Our package enhancement marketing partners are comprised of approximately 2,250 national financial institutions, regional financial institutions and credit unions. End-customers of our top 10 U.S. marketing partners generated approximately 34% of our U.S. package enhancement revenue in 2008. In addition, we have held the endorsement of the American Bankers Association regarding account enhancement programs in the U.S. for over 15 years.

International Products. Our international marketing partners include some of Europe’s most prominent retail banks. Additionally, we own a 50% investment in Cims South Africa Ltd., a joint venture that offers wholesale package enhancement programs in South Africa, similar to those offered in Europe.

Customers

As of December 31, 2008, we had approximately 61 million membership, insurance and package customers enrolled in our programs worldwide and approximately 96 million customers who received credit or debit card enhancement services and loyalty points-based management services. We offered our programs and services to our customers through our more than 5,500 marketing partners as of December 31, 2008. We market to customers using direct mail, online marketing, point-of-sale marketing, telemarketing and other marketing methods.

Membership Products. As of December 31, 2008, we had approximately 10 million members in the U.S. We target end-customers of our marketing partners who are willing to pay a fee to gain access to a multitude of discount programs or who want to improve their sense of security and well-being. Our focus is on maximizing revenue and profitability per member over a five-year period, rather than the number of active members in our programs.

Insurance and Package Products. As of December 31, 2008, we had approximately 27.3 million insurance end-customers in the U.S. We rely on access to our marketing partners’ large customer bases to market our insurance programs. The insurance products we market, such as AD&D, provide customers with peace of mind benefits should they suffer a serious loss or injury.

As of December 31, 2008, we provided our U.S. package products to approximately 5.6 million customers. Approximately 2,250 financial institutions utilize our package products to increase customer affinity, increase response and retention rates and generate additional fee income.

Loyalty Products. In our ALG operations, we worked with approximately 85 marketing partners as of December 31, 2008, and provided enhancement and loyalty products to approximately 96 million customers. These marketing partners include leading financial institutions, brokerage houses, premier hotels, timeshares and other travel-related companies. We provide points-based loyalty products and benefit package enhancement products that they in turn offer to their customers. Many of the principal ALG partner agreements have a term of at least two years and we typically charge a per member and/or a per activity administrative fee to clients for our services. In 2008, we assumed all of the liabilities and obligations of certain ex-Cendant entities relating to a loyalty program operated by these ex-Cendant entities for a major financial institution. The obligations that we assumed included the fulfillment of the then-outstanding loyalty program points. With the exception of the loyalty program points assumed in connection with such transaction and the loyalty points earned by credit card holders under this program, we do not typically retain any loyalty points-related liabilities.

International Products. As of December 31, 2008, we had approximately 16 million international package customers and approximately 2.2 million members in 13 countries, primarily in Europe.

Third-Party Vendors

We partner with a large number of third-party vendors to provide fulfillment of many of our programs and services. Generally, our relationships with key vendors are governed by long-term contracts. As we have a large number of vendors, we are generally not dependent on any one vendor and have alternative vendors should we need to replace an existing vendor. We believe we have very good relationships with our vendors who value their relationship with us, as we are able to provide them with access to a large customer base through our marketing partners, many of whom are leaders in their respective industries. In addition, because we purchase large volumes of services across our various businesses, we are able to achieve significant price discounts from our vendors.

Membership Products. We partner with a variety of third-party vendors to provide services, benefits and fulfillment for many of our membership programs. Some of our largest vendor relationships relate to the provisions of certain benefits embedded in our PrivacyGuard membership product and AutoVantage membership product.

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

Our package enhancement products combine both insurance and membership products to create a unique enhancement package that our marketing partners provide to their end-customers. Generally, programs include AD&D insurance and travel discounts that are supplied by our membership and insurance benefit vendors.

Loyalty Products. ALG acts as a business process outsourcer for points-based loyalty products and provides enhancement benefits to credit and debit card issuers. While many of the services ALG provides are sourced in-house as a result of ALG’s proprietary technology platform and program design support, third-party suppliers are used to fulfill the benefit enhancements. These benefit enhancements are supplied by our membership and insurance benefits vendors.

International Products. Affinion International marketing partners with a variety of third-party vendors to provide services, benefits, fulfillment and delivery for some of our programs and services offered to the customers of our marketing partners. In addition, Affinion International also has key supplier relationships with third parties for its benefits related to sports and entertainment events as well as the provision of certain benefits embedded in our PrivacyGuard membership product. Affinion International also uses third-party suppliers for its print and fulfillment products.

Product Development

Product development is integral to our ability to maximize value from each of our marketing campaigns and marketing partner relationships. In developing our products, we focus on maximizing margins and cash flows, leveraging marketplace trends and maximizing loyalty, with a critical key focus on the needs of the consumer. When we develop new products, we take into account not only the combination of benefits that will make up the product, but the characteristics of the customers that we will market the product to and the marketing channel that will be used to reach these customers. Developing new products involves the creation of test products and feasibility studies to evaluate their potential value if implemented, as well as bundling existing products and benefits into new packages.

A number of new products were introduced or enhanced in 2008, including BreachShield, a data breach rapid response product, which was developed for organizations impacted by the loss or theft of their customer’s personal data. We also researched, built and launched a number of custom partner programs that we created uniquely for marketing partners to address the specific needs of these marketing partners and their end-customers.

Operations

Our operations group provides global operational support for all of our customer engagement and loyalty solutions initiatives, including management of our internal and outsourced contact centers, as well as certain key third-party relationships. The group is charged with improving cost performance across our operations while enhancing revenue and bottom-line profitability through increased customer satisfaction and retention.

Processing

The processing responsibilities of the operations group can be divided into (1) enrollments, (2) fulfillment packages, (3) billing, (4) merchandise delivery and (5) travel fulfillment.

Enrollments. Enrollment information is sent to us through a variety of different media, including mail, electronic file transfer from marketing partners, telemarketing vendors and the Internet. Average turnaround time from receipt to enrollment is 24 hours. On average, we process over 1.3 million enrollments per month.

Fulfillment Packages. Fulfillment packages, which include enrollment materials and premiums (e.g., gift cards, coupons and “hard” premiums such as MP3 players) sent to customers via mail and electronically, are produced in thousands of combinations for our membership, insurance and package enhancement programs. Fulfillment orders are generally transmitted to the appropriate fulfillment vendor by 5 a.m. the next business day following receipt of the order. Physical fulfillment assembly and distribution in North America is completed by our facility in Franklin, Tennessee or by outsourced vendors. Physical fulfillment assembly and distribution in Europe is completed in five locations across Europe and totals around 41 million pieces per year. Approximately 84% of the pieces are completed by third-party vendors with only 16% being completed in-house by Affinion International employees. We are increasingly using electronic delivery of membership materials and fulfillment packages, which drives further cost reductions.

Billing. We have the ability to accept a variety of different account types, including Visa (debit and credit), MasterCard (debit and credit), American Express, Discover, oil and retail company proprietary cards, Pay Pal, mortgage loans and checking and savings accounts. Domestically, we process more than 164 million billing transactions each year for our membership, insurance and package products. We use both generic and direct processing methods and work closely with a variety of payment processors and our marketing partners to maximize our ultimate collection rates.

Merchandise Delivery. Shoppers Advantage maintains a virtual inventory of approximately 17,500 items, covering more than 1,200 brands sourced through a best-in-class direct-ship network of 200 direct-ship vendors. We manage the process of customers purchasing these products but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered. By pooling the purchasing power of our membership products and other products, including ALG’s loyalty programs, we achieve price reductions on the products we offer, and deliver value to our customers. Merchandise sales between our merchandise vendors and members of more than 1.8 million units totaled more than $93 million in 2008, of which more than $11 million is included in our 2008 net revenues. Approximately 75% of these sales were made via the Internet or electronic file, with the rest coming through the contact centers. Shoppers Advantage members account for 28%, ALG programs account for 47% and gift card transactions account for the remaining 25% of customer sales.

Travel Fulfillment. TAS, our full-service travel agency, is dedicated primarily to servicing our customers; however, it also provides travel agency services to Resort Condominiums International, LLC and CheapTickets.com, each of which was an affiliate of Cendant. We believe that TAS is one of the ten largest leisure travel agencies in North America.

TAS travel consultants use the Galileo International GDS booking system, which offers 450 airlines, 25 car rental companies, 83,000 hotel properties, Amtrak, VIARail (Canada) and 13 national rail systems. This system provides us with access to online fares and electronic ticketing capability on 132 air carriers. Because TAS takes bookings primarily for its members, TAS is able to shift the bookings from one travel vendor (airline, hotel, car rental, etc.) to another depending on which is more advantageous. Reservation and support services are provided by a combination of internally managed call centers, outsourcing relationships, and more than ten branded websites.

Contact Call Centers

Our contact call centers provide high-quality, predominantly inbound telemarketing service and retention support. We are committed to using internally managed and outsourced contact call centers to effectively handle peak service levels while achieving a semi-variable cost structure. Currently, 26 facilities handle the volume, of which 10 are internally managed (3 in North America and 7 in Europe) and 16 are outsourced.

Our contact call centers handle approximately 23 million customer contacts per year, 11 million of which are related to membership programs, 8 million to international programs and the rest spread relatively evenly across insurance, package, travel reservation and loyalty. The contact call centers provide a primary point of interaction with our customers, driving customer satisfaction, retention and ultimately, profits. To this end, we are focused on developing expertise to improve service levels and to set the necessary quality benchmarks to keep third-party vendors performing at high levels. At the same time, we have reduced our internally managed contact call centers and increased the use of outsourcers, producing significant cost reductions and an improved variable cost structure.

Competition

We are a leading affinity direct marketer of value-added membership, insurance and package enhancement programs and services with approximately 61 million customers worldwide and a network of more than 5,500 marketing partners. Our leadership position in the growing affinity direct marketing industry is due to our 35-year track record, our experience from over 76,000 customer engagement and loyalty program marketing campaigns conducted over the last decade and our core strengths in the areas of multi-media marketing, data analytics, customer service and operations. We also believe our portfolio of programs and benefits is the broadest in the industry. We offer over 30 core products and services with over 350 unique benefits and support more than 5,000 versions of products and services representing different combinations of pricing, benefit configurations and branding.

Our competitors include any company seeking direct and regular access to large groups of customers through any affinity-based direct media contact. Our products and services compete with those marketed by financial institutions and other third parties who have affinity relationships with our competition, including large, fully integrated companies that have financial, marketing, legal, and product development resources that are greater than ours. We face competition in all areas of our business including price, product offerings and product performance. As a whole, the direct marketing services industry is extremely fragmented, with over 3,600 providers of various services. Most of these companies are relatively small and provide a limited array of products and services. In general, competition for the consumer’s attention is intense, with a wide variety of players competing in different segments of the direct marketing industry. More specifically, competition within our business lines comes from companies that vary significantly in size, scope and primary core competencies.

Membership Products. The membership services industry is characterized by a high degree of competition. However, strong and established relationships with marketing partners can mitigate the impact of competition. Participants in this industry include membership services companies, such as Vertrue, Webloyalty and Intersections, as well as large retailers, travel agencies, insurance companies and financial service institutions.

Insurance and Package Products. Participants in the U.S. in the direct marketing of insurance programs include Aegon, Coverdell (a unit of Vertrue), AIG, Assurant, UnumProvident and Securian.

The U.S. package enhancement operation faces competition from both direct marketing companies and financial institutions that choose to provide package enhancement programs in-house. Some of the direct marketers that participate in this space include Sisk, Generations Gold, Econocheck and Strategy Corp.

Loyalty Products. Participants in the loyalty arena provide in-house rewards programs and utilize third-party providers. Such third-party providers design, market and manage rewards-based loyalty programs for businesses that either have no desire to manage such programs or lack the core competencies necessary to compete in the industry effectively. Key industry participants include Maritz Loyalty Marketing, Carlson Marketing Group and Enhancement Services Corporation.

International Products. In Europe, key competitors in the package enhancement business include Card Protection Plan, MobileServ Limited, Nectar Rewards and Airmiles in the U.K., Societe de Prevoyance Bancaire in France, Europe Assistance in Italy, and Sreg and DSV Group (the savings banks’ cooperative) in Central Europe. On the membership side of the business, participants include membership services companies, as well as large retailers, travel agencies, insurance companies and financial service institutions.

Information Technology

Our information technology team, comprised of approximately 430 employees worldwide, operates and supports approximately 200 of our individual applications. Membership, package and insurance products and services are distributed through a multiple media approach, which allows us to interface with our marketing partners’ customers in a variety of ways to enhance file penetration in a cost effective manner. Our systems are able to manage marketing campaigns across all media. Servicing and subscription requests are processed through a workflow and messaging interface with our vendors and are stored within our subscriber management platform. This framework allows us to keep a virtual inventory of programs and services, as well as store customer information for future marketing data mining. Customer servicing and billing information are fed into the financial ledger and business intelligence platform for billing and future marketing analysis.

Intellectual Property

We own or have licenses to use a large number of patents relating to a significant number of programs and processes. We also have certain significant material trademarks including, but not limited to Affinion Group, Affinion Benefits Group, Affinion Loyalty Group, Affinion International, AutoVantage, Buyers Advantage, CompleteHome, Enhanced Checking, HealthSaver, Hot-Line, NHPA, PrivacyGuard, Shoppers Advantage, Small Business Solutions, Travelers Advantage, Trilegiant and Wellness Extras. We use our trademarks in the marketing of our services and products offerings. We renew our trademarks on a regular basis. No individual patent or trademark is considered to be material to our business; however, our overall portfolio of patents and trademarks are valuable assets.

Employees

As of December 31, 2008, we employed approximately 3,550 people, of which approximately 65% are located in North America and the remaining 35% are in our international offices. As a result of ongoing integration, rightsizing and outsourcing initiatives, we have realized significant headcount reductions, with headcount decreasing from approximately 5,100 employees in 2002 to approximately 3,550 employees as of December 31, 2008.

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

Federal and State Marketing Laws. The FTC and each of the states have enacted consumer protection statutes designed to ensure that consumers are protected from unfair and deceptive marketing practices. We review all marketing materials disseminated to the public for compliance with applicable FTC regulations and state marketing laws. In 2003, the FTC amended its Telemarketing Sales Rule to, among other things, establish a National “Do-Not-Call” Registry. As of December 2008, the “Do-Not-Call” Registry included more than 169 million phone numbers. To comply with the rule, prior to conducting outbound telemarketing, companies are required to match their call lists against the “Do-Not-Call” Registry to remove the names of consumers who requested not to be called. In addition, the amended Telemarketing Sales Rule requires additional disclosures and sales practices for goods and services sold over the phone. When these regulations went into effect, we began to match our call lists with the “Do Not Call Registry” and modified our telemarketing scripts so that they are designed to comply with the rule. These changes have not significantly affected our results, but may do so in the future.

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

Domestic and International Insurance Regulations. As a marketer of insurance programs, we are subject to state rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. Domestically, the insurance carriers that underwrite the programs that we sell are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials disseminated to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs. Further, in our international products, we are regulated by various national and international entities, including the UK Financial Services Authority (“FSA”), in the sale of insurance programs. The FSA is responsible for enforcing the Financial Services and Markets Act 2000 which, among other things, implements the European Union’s (EU’s) Insurance Mediation Directive.

Other Foreign Regulations. Our European operations are subject to privacy and consumer protection regulations. Many of these regulations are based on EU Directives which are adopted as national laws by countries in which Affinion International conducts its operations. These include (a) Data Protection regulation: imposing security obligations and restrictions on the use and transmission of customers’ personal information data; (b) Privacy and Electronic Communications regulation: regulating unsolicited marketing activities carried out by telephone, fax and e-mail to users/subscribers; (c) Electronic Commerce regulation: imposing certain disclosure and operational requirements in relation to websites and internet marketing and sales activities; (d) Distance Selling regulation: requiring information disclosure and “cooling off periods” in contracts for goods or services (other than financial services) supplied to a consumer where the contract is made exclusively by means of distance communication; (e) Insurance mediation regulation: requiring information disclosure and related obligations (including authorization and reporting) on entities that arrange, advise on, administer or otherwise engage in insurance intermediary activities; (f) Distance Marketing regulation: requiring information disclosure and “cooling off periods” in contracts for financial services supplied to a consumer where the contract is made exclusively by means of distance communication; and (g) Unfair Terms and other consumer protection regulation: requiring that consumer terms and conditions be fair and reasonable. In addition, various codes of advertising and direct marketing practice exist both statutory and self-regulatory. We have established compliance procedures designed to comply with the requirements of these regulations.

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

We are a highly leveraged company. As of December 31, 2008, we had approximately $1.4 billion principal amount of outstanding indebtedness. Although our annual debt service payment obligations, exclusive of capital lease obligations, do not include any required principal repayments until 2012, other than annual required repayments based on excess cash flow. Our estimated 2009 debt service payments will be approximately $6.7 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Contractual Obligations and Commitments.” Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

Our substantial indebtedness could have important consequences, including the following:

•

it may limit our ability to borrow money or sell stock for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes, such as marketing expenditures;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are and will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

•	it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

All of the debt under our credit facility is variable-rate debt. However, we entered into interest rate swap transactions that effectively convert substantially all of the term loan to a fixed rate obligation for the remaining term.

The terms of our credit facility and the indentures governing our $304.0 million aggregate principal amount of 10 1/8% Senior Notes due 2013, which we refer to as our 10 1/8% Senior Notes, and our $355.5 million aggregate principal amount of 11 1/2% Senior Subordinated Notes due 2015, which we refer to as our 11 1/2% Senior Subordinated Notes, may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The terms of our credit facility and the indentures governing the 10 1/8% Senior Notes and 11 1/2% Senior Subordinated Notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

We have experienced net losses.

Since the closing of the Acquisition in October 2005, we have had a history of net losses. For the years ended December 31, 2006, December 31, 2007 and December 31, 2008, we had net losses of $438.2 million, $191.1 million and

$88.7 million, respectively. We cannot assure you that we will not continue to report net losses in future periods. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As part of the Acquisition, we made a special tax election referred to as a “338(h)(10) election” with respect to the companies constituting the Predecessor. Under the 338(h)(10) election, the companies constituting the Predecessor were deemed for U.S. federal income tax purposes to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization increased, which we expect to reduce our cash taxes in the future. We expect that tax deductions attributable to the 338(h)(10) election to be up to approximately $120 million per year for the next twelve years. However, our ability to utilize these deductions in any taxable period will be limited by the amount of taxable income we earn in such period. In addition, pursuant to Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our stock ownership within a three-year period), our ability to use our pre-change net operating loss carryforwards (including those attributable to the 338(h)(10) election) and certain other pre-change tax attributes to offset our post-change income may be limited. Similar rules and limitations may apply for state tax purposes as well. The rules under Section 382 are highly complex, and we cannot give you any assurance that any transfers of our stock will not trigger an “ownership change” and cause such limitation to apply.

We will need to implement financial and disclosure control procedures and corporate governance practices to comply with the requirements of the Sarbanes-Oxley Act of 2002.

As of December 31, 2009, we will become subject to the auditor attestation of management’s report on internal controls requirement under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related SEC rules. Although this Report does include management’s report on the effectiveness of our internal controls over financial reporting, management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC. Accordingly, our 2008 financial statement audit was significantly less in scope than an integrated audit pursuant to Section 404 of the Sarbanes-Oxley Act which will include an audit of our internal controls over financial reporting. A financial statement audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal controls. To ensure our ability to provide timely and reliable financial reports and our ability to certify as to, and our auditors ability to attest to, the effectiveness of our internal controls over financial reporting, we have established an audit committee and we will need to continue to develop further our accounting and financial capabilities, as well as the continued development of certain documentation, systems and other controls. Failure to establish the necessary controls and procedures would make it difficult to comply with SEC rules and regulations with respect to internal controls over financial reporting that could lead to a loss of confidence in the reliability of our financial statements. Further, the actual costs of implementing the necessary policies and procedures could exceed our current estimates, which could have an adverse effect on our financial condition, results of operations and cash flows.

We must replace the customers we lose in the ordinary course of business and if we fail to do so our revenue may decline and our customer base will decline.

We lose a substantial number of our customers each year in the ordinary course of business. The loss of customers may occur due to numerous factors, including:

•	changing customer preferences;

•	competitive price pressures;

•	general economic conditions;

•	customer dissatisfaction;

•	credit or debit card holder turnover; and

•	marketing partner and customer turnover.

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

We depend on various third-party vendors to supply the products and services that we market. Many of our third-party vendors are independent contractors. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms favorable to us. Additionally, if any third party vender suffers interruptions, delays or quality problems, it could result in negative publicity and customer dissatisfaction which could reduce our revenues and profitability. With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals. If we are required to use an alternative insurance carrier, it may materially increase the time required to bring an insurance related product to market. As we are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction. Replacing existing third-party vendors with more expensive third-party vendors could increase our costs and reduce our profitability.

We derive a substantial amount of our revenue from the members and end-customers we obtained through only a few of our marketing partners. If one or more of our agreements with our marketing partners were to be terminated or expire, or one or more of our marketing partners were to reduce the marketing of our services, we would lose access to prospective members and end-customers and could lose sources of revenue.

Although we market our programs and services through over 5,500 marketing partners, we derive a substantial amount of our net revenue from the customers we obtained through only a few of these marketing partners. For the year ended December 31, 2008, we derived approximately 52% of our net revenues from members and end-customers we obtained through 10 of our marketing partners. Our largest marketing partner, JPMorgan Chase and its end-customers accounted for 10.4% of total revenues for the year ended December 31, 2008. See “Item 1. Business—Marketing partners.”

Many of our key marketing partner relationships are governed by agreements that may be terminated without cause by our marketing partners upon notice of as few as 90 days without penalty. Some of our agreements may be terminated by our marketing partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, our marketing partners may cease or reduce their marketing of our services without terminating or breaching our agreements. Further, in the ordinary course of business, at any given time, one or more of our contracts with key marketing partners may be selected for bidding through a request for proposal process. A loss of our key marketing partners, a cessation or reduction in their marketing of our services or a decline in their businesses could have a material adverse effect on our future revenue from existing services of which such marketing partner’s customers are customers of ours and on our ability to further market new or existing services through such marketing partner to prospective customers. There can be no assurance that one or more of our key or other marketing partners will not terminate their relationship with us, cease or reduce their marketing of our services or suffer a decline in their business. If a key marketing partner terminates or does not renew its relationship with us and we are required to cease providing our services to its customers, then we could lose significant sources of revenue.

Our typical membership products agreements with marketing partners provide that after termination of the contract we may continue to provide our services to existing members under the same economic arrangements that existed before termination. Under certain of our insurance products agreements, however, marketing partners may require us to cease providing services to existing customers after time periods ranging from 90 days to five years after termination of the agreement. Also, under agreements with our marketing partners for which we market under a wholesale arrangement and have not incurred any marketing expenditures, our marketing partners generally may require us to cease providing services to existing customers upon termination of the wholesale arrangement. Further, marketing partners under certain agreements also may require us to cease providing services to their customers under existing arrangements if the contract is terminated for material breach by us. If one or more of these marketing partners were to terminate our agreements with them, and require us to cease providing our services to customers, then we could lose significant sources of revenue.

Our profitability depends on members and end-customers continuing their relationship with us. Increased loss of customers could impair our profitability.

We generally incur losses and negative cash flow during the initial year of an individual retail member or end-customer relationship, as compared to renewal years. This is due primarily to the fact that the costs associated with obtaining and servicing a new retail member and end-customer often exceed the fee paid to us for the initial year. In addition, we experience a higher percentage of cancellations during the initial period as compared to renewal periods. Members and end-customers may cancel their arrangement at any time during the program period and, for our annual bill customers, we are typically obligated to refund the unused portion of their annual program fee. Additionally, an increase in cancellations of our members’ credit cards by credit card issuers as a result of payment delinquencies or for any other reason, could result in a loss of members and reduce our revenue and profitability. Accordingly, our profitability depends on recurring and sustained renewals and an increase in the loss of members or end-customers could result in a loss of significant revenues and reduce our profitability.

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

We have traditionally marketed membership programs which have up-front annual membership fees. However, over the last five years, we expanded our marketing of membership programs for which membership fees are payable in monthly installments. Approximately 65% of our new member enrollments for the year ended December 31, 2008 were in monthly payment programs. Our increased emphasis on monthly payment programs adversely affects our cash flow in the short term because the membership fee is collected over the course of the year as opposed to at the beginning of the membership term as with annual billing.

We may be unable to achieve annual Adjusted EBITDA growth in future periods.

We may not be able to achieve annual Adjusted EBITDA growth in future periods. A variety of risks and uncertainties could cause us to not achieve Adjusted EBITDA growth, including, among others, the business, economic and competitive risks and uncertainties discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements for Forward-Looking Statements.” Without limiting the risks and uncertainties in order to achieve Adjusted EBITDA growth in future periods, we must continue to implement our business strategy, achieve our target minimum returns on investment for all of our marketing expenditures, maintain or exceed the renewal rate and profitability of our customer base, retain our key marketing partners and expand these relationships, grow our international operations and have no material adverse developments that would increase our cost structure or material adverse developments in the regulatory environment in which we operate. Accordingly, we can not assure you that we will be able to achieve Adjusted EBITDA growth for any future period.

Our business is highly competitive. We may be unable to compete effectively with other companies in our industry that have financial or other advantages and increased competition could lead to reduced market share, a decrease in margins and a decrease in revenue.

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative membership, insurance, package enhancement and loyalty programs, products and services, the quality and breadth of membership, insurance, package enhancement and loyalty programs, products and services offered, competitive pricing and in-house marketing expertise. Our competitors offer programs, products and services similar to, or which compete directly with, those offered by us. These competitors include, among others, Aegon, Vertrue, Intersections,

Assurant, Webloyalty and Card Protection Plan. In addition, we could face competition if our current marketing partners were to develop and market their own in-house programs, products and services similar to ours. In addition, certain of our marketing partners (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain competitive products to their customers, which marketing and servicing of such products historically were provided by us.

Some of these existing and potential competitors have substantially larger customer bases and greater financial and other resources than we do. There can be no assurance that:

•	our competitors will not increase their emphasis on programs similar to those we offer;

•	our competitors will not provide programs comparable or superior to those we provide at lower costs to customers;

•	our competitors will not adapt more quickly than we do to evolving industry trends or changing market requirements;

•	new competitors will not enter the market; or

•	other businesses (including our current marketing partners) will not themselves introduce in-house programs similar to those we offer.

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

Additionally, because contracts between marketing partners and program providers are often exclusive with respect to a particular program, potential marketing partners may be prohibited for a period of time from contracting with us to promote a new program if the benefits and services included in our program are similar to, or overlap with, the programs and services provided by an existing program of a competitor.

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

Our U.S. membership and insurance products are subject to extensive regulation and oversight by the Federal Trade Commission (the “FTC”), the Federal Communications Commission (the “FCC”), state attorneys general and other state regulatory agencies, including state insurance regulators. Our programs and services involve the use of nonpublic personal information that is subject to federal consumer privacy laws, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (“GLB”), and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing of our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and implementing regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance products are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market our programs and services and reduce our revenues and profitability.

The telemarketing industry has become subject to an increasing amount of federal and state regulation as well as general public scrutiny. For example, the Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call customers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and FTC regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. The FTC’s 2003 Amendment to its Telemarketing Sales Rule created a national “Do-Not-Call” Registry, which became effective October 1, 2003, and certain states have enacted separate “Do-Not-Call” Registries. Both the FTC and state attorneys general have authority to prevent telemarketing activities deemed by them to be “unfair or deceptive acts or practices.” Further, some states have enacted laws, and others are considering enacting laws, targeted directly at regulating telemarketing practices, including the creation of “Do-Not-Call” Registries, and any such laws could adversely affect or limit our operations. Additionally, individuals in the U.K. and other European countries have rights to prevent direct marketing to them by telephone, fax or email.

Likewise, in the U.K. and EU, our marketing operations are subject to regulation, including data protection legislation restricting the use and transmission of customers’ personal information, regulation of unsolicited marketing using electronic communications and financial services regulation of insurance intermediaries. In particular, in the U.K., the sale of our insurance products is regulated by the FSA.

Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. Any changes to such regulations could materially increase our compliance costs. The risk of our noncompliance with any rules and regulations enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us or our management to fines or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and services and reduce our revenues and profitability. Certain types of noncompliance may also result in giving our marketing partners the right to terminate certain of our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media of regulatory noncompliance and unfair dealing. Over the past several years, there has been proposed legislation in several states that may interfere with our marketing practices. For example, over the past several years many states have proposed legislation that would allow customers to limit the amount of unsolicited direct mail they receive. To date, we are not aware of any state that has actually passed legislation that would create a “Do-Not-Mail” registry or which would otherwise allow customers to restrict the amount of unsolicited direct mail that they receive. We believe there are four states that are currently considering some form of “Do-Not-Mail” legislation. If such legislation is passed in one or more states, it could impede our ability to market our programs and services and reduce our revenues and profitability.

We are subject to legal actions that could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation.

We are involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. We are also parties to a number of class action lawsuits, each of which alleges that we violated certain federal and/or state consumer protection statutes. While we cannot predict the outcome of pending suits, claims, investigations and inquiries, the cost of responding to and defending such suits, as well as the ultimate resolution of any of these matters, could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation. In addition, although Cendant has agreed to indemnify us (which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business), with respect to certain litigation and compliance with law matters in connection with the purchase agreement, these indemnification obligations are subject to certain limitations and restrictions (the “Cendant Indemnification”). See “Item 13. Certain Relationships and Related Transactions, and Director Independence—The Acquisition—Purchase Agreement—Indemnification.” Although we have accrued legal and professional fees of $6.7 million as of December 31, 2008, a portion of which relates to accruals for legal actions, there can be no assurance that these accruals will be sufficient to satisfy all related claims and expenses or any claims in excess of the Cendant Indemnification.

We rely on our marketing partners to provide limited customer information to us for certain marketing purposes and to approve our marketing materials. If our marketing partners make significant changes to the materials that decrease results or if they limit the information that they provide to us, our ability to generate new customers may be adversely affected.

Certain of our marketing efforts depend in part on certain limited customer information being made available to us by our marketing partners. There can be no assurance that our marketing partners will, or will be able to, continue to provide us with the use of such customer information.

Our marketing efforts are largely dependent on obtaining approval of the solicitation materials from our marketing partners. We market our programs and services based on tested marketing materials, and any significant changes to those materials that are required by our marketing partners could negatively affect our results. The material terms of each marketing campaign must be mutually agreed upon by the parties. There can be no assurance that we will obtain approvals of our marketing materials from our marketing partners, and the failure to do so could impede our ability to market our programs and services, result in a loss of members and end-customers, and reduce our revenues and profitability.

A significant portion of our business is conducted with financial institution marketing partners. A prolonged downturn or continuing consolidation in the financial institution industry may have an adverse impact on our business.

Our future success is dependent in large part on continued demand for our programs and services within our marketing partners’ industries. In particular, the end-customers of our financial institution marketing partners accounted for a significant amount of our customers and revenues in 2008. In recent years, a number of our existing financial institution marketing partners have been acquired by or merged with other financial institutions. In the event one of our marketing partners undergoes a consolidation and the consolidated financial institution does not have an agreement with us or does not wish to continue marketing with us, we could experience an adverse impact on our revenue. In addition, the consolidation of financial institutions may result in increased leverage to pressure us to lower our prices. If consolidated marketing partners pressure us to lower our prices, we may experience an adverse impact on our revenue. Consolidation may also lead to fewer potential customers of marketing partners to whom we can sell our programs and services. Therefore, a significant and prolonged downturn in the industry, a trend in that industry to reduce or eliminate its use of our programs, products and services, or further consolidation in the industry leading customers to use fewer credit cards could result in a loss of members and end-customers and reduce our revenues and profitability. In addition, some of our financial institution marketing partners are in the mortgage business. Although the end-customers of our marketing partners in the mortgage business accounted for less than 1.3% of our revenues for the year ended December 31, 2008, a continuing and prolonged downturn in the mortgage industry could reduce our revenues and profitability.

We may lose members or end-customers and significant revenue if we reduce our planned expenditures to grow our business, our existing services become obsolete, or if we fail to introduce new services with broad consumer appeal or fail to do so in a timely or cost-effective manner.

Our growth depends upon investing in our business. Although revenue from our existing customer base has historically generated over 80% of our next twelve months net revenue, we cannot assure you that this will continue. Accordingly, our growth will depend on our developing and successfully introducing new products and services that generate member and end-customer interest. Our failure to invest in our business, introduce these products or services or to develop new products or services, or the introduction or announcement of new products or services by competitors, could render our existing offerings noncompetitive or obsolete. There can be no assurance that we will be successful in developing or introducing new products and services. Our failure to develop, introduce or expand our products and services or to make other investments in our business, such as marketing or capital expenditures, could result in a loss of members and end-customers and reduce our revenues and profitability.

Our failure to protect private data could damage our reputation and cause us to expend capital and other resources to protect against future security breaches.

Certain of our services are based upon the collection, distribution and protection of sensitive private data. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our marketing partner agreements. We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach. We may also incur significant costs to alleviate problems that may be caused by future breaches. Any breach or perceived breach could subject us to legal claims from marketing partners or customers under laws (such as California’s SB 1386 and regulations promulgated by the FSA and European data protection regimes) that govern breaches of electronic data systems containing non-public personal information. There is no assurance that we would prevail in such litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain marketing partners, members and end-customers. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.

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

Our business depends upon ongoing investments in advanced computer database and telecommunications technology as well as upon our ability to protect our telecommunications and information technology systems against damage or system interruptions from natural disasters, technical failures and other events beyond our control. In order to compete effectively and to meet our marketing partners’ and customers’ needs, we must maintain our systems as well as invest in improved technology. A temporary or permanent loss of any of our systems or networks could cause significant damage to our reputation and could result in a loss of revenue.

In addition, we receive credit data electronically, and this delivery method is susceptible to damage, delay or inaccuracy. A significant portion of our business involves telephonic customer service as well as mailings, both of which depend upon the data generated from our computer systems. Unanticipated problems with our telecommunications and information technology systems may result in a significant system outage or data loss, which could interrupt our operations. Our infrastructure may also be vulnerable to computer viruses, hackers or other disruptions entering our systems from the credit reporting agencies, our marketing partners and members and end-customers or other authorized or unauthorized sources. Any damage to our telecommunications and information technology systems, failure of communication links or other loss that causes interruption in, or damage to, our operations could impede our ability to market our programs and services, result in a loss of members and end-customers and reduce our revenues and profitability.

If we are unable to meet the rapid changes in technology, our services and proprietary technology and systems may become obsolete.

Due to the cost and management time required to introduce new services and enhancements, we may not be able to respond in a timely manner to avoid becoming uncompetitive. To remain competitive, we must meet the challenges of the introduction by our competitors of new services using new technologies or the introduction of new industry standards and practices. Additionally, the vendors we use to support our technology may not provide the level of service we expect or may not be able to provide their product or service on commercially reasonable terms or at all.

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

We market and service our programs by various means, including through mail and via telephone. Accordingly, our business is dependent on the postal and telephone services provided by the U.S. Postal Service and various local and long distance telephone companies. Any significant interruption of such services or any limitations in their ability to provide us with increased capacity could impede our ability to market our programs and services, result in a loss of members and end-customers and reduce our revenues and profitability. In addition, the U.S. Postal Service increases rates periodically and significant increases in rates could adversely impact our business.

We may not realize anticipated benefits from recent or future acquisitions or have the ability to complete future acquisitions.

From time to time, we pursue acquisitions as a means of enhancing our scale and market share. The success of our acquisition strategy will depend upon our ability to find suitable acquisition candidates on favorable terms and to finance and complete these transactions. In addition, upon completion of an acquisition, we may encounter a variety of difficulties, including trouble integrating the acquired business into our operations, the possible defection of a significant number of employees, the loss in value of acquired intangibles, the diversion of management’s attention and unanticipated problems or liabilities. These difficulties may adversely affect our ability to realize anticipated cost savings and revenue growth from our acquisitions. In addition, acquisitions may not be as accretive to our earnings as we expect or at all, and may negatively impact our results of operations through, among other things, the incurrence of debt to finance any acquisition, non-cash write-offs of goodwill or intangibles and increased amortization expenses in connection with intangible assets. Acquisition integration activities can also put further demands on management, which could negatively impact operating results.

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

•	differences and unexpected changes in regulatory requirements and exposure to local economic conditions;

•	fluctuations in foreign currency exchange rates;

•	preference of local populations for local providers;

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

We are headquartered in Norwalk, Connecticut in a 115,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. Our corporate data center is in Trumbull, Connecticut with disaster recovery operations provided by a backup site in Westerville, Ohio. Some applications are also housed in Centennial, Colorado, Slough, U.K., and Oslo, Norway. The table below lists all of our facilities as of December 31, 2008, all of which are leased.

Location	Function
U.S. Facilities

Norwalk, CT (2 sites)	Global Headquarters
Trumbull, CT	Call Center/ Data Ops Center
Dublin, OH (2 sites)	Software Development
Westerville, OH	Call Center
Richmond, VA	Loyalty Product Operations
Franklin, TN (3 sites)	Insurance and Package Sales, Marketing and Administration, Print Fulfillment Center
Woodland Hills, CA	Administration

International Facilities

Slough, United Kingdom	International Headquarters
Antwerp, Belgium	Sales and Marketing
Copenhagen, Denmark	Sales and Marketing
Ennis, Ireland	Administration, Sales, Marketing and Call Center
Johannesburg, South Africa	Sales and Marketing
Hamburg, Germany	Sales, Marketing and Call Center
Kettering, U.K.	Call Center
Madrid, Spain	Sales and Marketing
Milan, Italy (2 sites)	Sales, Marketing and Call Center
Oslo, Norway	Sales, Marketing and Call Center
Portsmouth, U.K. (2 sites)	Administration and Call Center
Roissy (Paris), France	Sales, Marketing and Call Center
Stockholm, Sweden	Sales and Marketing

We have noncancelable operating leases covering various facilities and equipment. Our rent expense for the years ended December 31, 2008, 2007 and 2006 was $13.1 million (net of sublease rental income of $0.4 million), $12.9 million (net of sublease rental income of $0.5 million) and $14.3 million (net of sublease rental income of $0.5 million), respectively.

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

On November 12, 2002, a class action complaint (the “November 2002 Class Action”) was filed against Sears, Roebuck & Co., Sears National Bank, Cendant Membership Services, Inc. and Allstate Insurance Company in the Circuit Court of Alabama for Greene County alleging, among other things, breach of contract, unjust enrichment, breach of duty of good faith and fair dealing and violations of the Illinois consumer fraud and deceptive practices act. The case was removed to the U.S. District Court for the Northern District of Alabama but was remanded to the Circuit Court of Alabama for Greene County. We filed a motion to compel arbitration, which was granted by the court on January 31, 2008. In granting our motion, the court further ordered that any arbitration with respect to this matter take place on an individual (and not class) basis. On February 28, 2008, plaintiffs filed a motion for reconsideration of the court’s order. The court has yet to rule on plaintiffs’ motion.

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

We are a wholly-owned subsidiary of Holdings, and there is no established trading market for our common stock. As of February 26, 2009, approximately 97% of the common stock of Holdings was held by investment funds affiliated with our principal equity sponsor, Apollo Management, L.P. (collectively, “Apollo”).

From the Acquisition through December 31, 2006, we did not pay any cash dividends in respect of our common stock. During 2007 and 2008, we paid cash dividends to Holdings aggregating $32.2 million and $37.0 million, respectively. Our senior secured credit facility and the indentures governing our 10 1/8% Senior Notes and 11 1/2% Senior Subordinated Notes contain covenants that limit our ability to pay dividends.

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated and combined financial data for the periods indicated. The following information should be read in conjunction with, and is qualified by reference to, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the notes thereto included elsewhere herein.

The consolidated balance sheet data of Affinion as of December 31, 2008 and 2007 and the related consolidated statements of operations data and cash flows data of Affinion for each of the three years in the period ended December 31, 2008, are derived from our audited consolidated financial statements and the notes thereto included elsewhere herein. The consolidated balance sheet data of Affinion as of December 31, 2006 and 2005 has been derived from the audited balance sheet of Affinion as of December 31, 2006 and 2005, respectively, and the related consolidated statements of operations data and cash flow data of Affinion for the period October 17, 2005 to December 31, 2005 has been derived from the audited consolidated financial statements of Affinion for the period ended December 31, 2005, none of which is included herein. The combined statements of operations data and cash flow data of the Predecessor for the period from January 1, 2005 to October 16, 2005 has been derived from the Predecessor’s audited financial statements for the period from January 1, 2005 to October 16, 2005 and the combined balance sheet data as of December 31, 2004 and the related combined statement of operations data and cash flow data for the year ended December 31, 2004 has been derived from the 2004 audited combined financial statements of the Predecessor, none of which are included herein.

	The Company				The Predecessor
	For the Years Ended December 31,			Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	For the Year Ended December 31, 2004
	2008	2007	2006
	(Dollars in millions)
Consolidated and Combined Statement of Operations Data:
Net revenues	$1,409.9	$1,321.0	$1,137.7	$134.9	$1,063.8	$1,530.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions(1)	646.9	608.4	580.9	87.1	515.0	665.3
Operating costs	360.0	334.3	326.1	48.7	315.0	383.3
General and administrative	98.4	113.2	106.9	20.2	134.5	185.0
Gain on sale of assets	—	—	—	—	(4.7)	(23.9)
Goodwill impairment	—	—	15.5	—	—	—
Depreciation and amortization	260.2	310.8	396.8	84.5	32.3	43.9

Total expenses	1,365.5	1,366.7	1,426.2	240.5	992.1	1,253.6

Income (loss) from operations	44.4	(45.7)	(288.5)	(105.6)	71.7	277.3
Interest income	1.7	4.9	5.7	1.3	1.9	1.7
Interest expense	(142.9)	(145.2)	(148.8)	(31.9)	(0.5)	(7.3)
Other income (expense), net	16.3	(0.1)	—	—	5.9	0.1

Income (loss) before income taxes and minority interests	(80.5)	(186.1)	(431.6)	(136.2)	79.0	271.8
Income tax (expense) benefit	(7.5)	(4.7)	(6.3)	—	(28.9)	104.5
Minority interests, net of tax	(0.7)	(0.3)	(0.3)	(0.1)	—	0.1

Net income (loss)	$(88.7)	$(191.1)	$(438.2)	$(136.3)	$50.1	$376.4

Consolidated and Combined Balance Sheet Data (at period end):
Cash and cash equivalents (excludes restricted cash)	$36.3	$14.2	$84.3	$113.4	n/a	$22.5
Working capital deficit	(147.8)	(245.9)	(251.3)	(92.7)	n/a	(322.4)
Total assets	1,460.6	1,601.2	1,889.5	2,200.0	n/a	1,158.5
Total debt	1,367.3	1,347.5	1,408.4	1,491.0	n/a	31.6
Stockholder’s/combined equity (deficit)	(547.2)	(405.5)	(186.9)	233.9	n/a	293.6
Consolidated and Combined Cash Flows Data:

	The Company				The Predecessor
	For the Years Ended December 31,			Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005	For the Year Ended December 31, 2004
	2008	2007	2006
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$103.1	$101.8	$98.3	$31.1	$106.5	$261.1
Investing activities	(59.1)	(77.4)	(44.4)	(1,640.1)	(39.5)	(2.3)
Financing activities	(19.2)	(94.2)	(85.4)	1,722.9	(23.4)	(301.5)
Other Financial Data:
Capital expenditures	$36.7	$26.9	$29.1	$9.0	$24.0	$25.8
Ratio of earnings to fixed charges(2)	—	—	—	—	15.9x	19.8x

(1)	The Predecessor previously deferred costs which varied with and were directly related to acquiring new insurance business on its combined balance sheets as deferred acquisition costs to the extent such costs were deemed recoverable from future cash flows. These costs were amortized as marketing expense over a 12 year period using a declining balance method generally in proportion to the related insurance revenue, which amortization was based on attrition rates associated with the approximate rate that insurance revenues collected from customers decline over time. Amortization of deferred acquisition costs commenced upon recognition of the related insurance revenue. Immediately following the Transactions, the Company began expensing such costs as they are incurred. The acquisition costs incurred and capitalized by the Predecessor totaled approximately $58.9 million for the year ended December 31, 2004 and $37.1 million for the period from January 1, 2005 to October 16, 2005. The Predecessor’s amortization expense of deferred acquisition costs was $43.7 million for the year ended December 31, 2004 and $42.0 million for the period from January 1, 2005 to October 16, 2005. The Company incurred and expensed acquisition costs that totaled $12.6 million for the period from October 17, 2005 to December 31, 2005 and $57.4 million, $51.4 million and $53.9 million for the years ended December 31, 2006, 2007 and 2008, respectively.
(2)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and minority interests plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expense that management believes is representative of the interest component of rental expense. Our earnings were insufficient to cover fixed charges by $136.2 million for the period from October 17, 2005 to December 31, 2005 and by $431.6 million, $186.1 million and $80.5 million for the years ended December 31, 2006, 2007 and 2008, respectively. (see Exhibit 12.1—Statement re: Computation of Ratio of Earnings to Fixed Charges).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “—Cautionary Statements for Forward-Looking Information.”

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•

Results of operations. This section provides an analysis of our results of operations comparing the years ended December 31, 2008 to 2007 and December 31, 2007 to 2006. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2008, 2007 and 2006 and our financial condition as of December 31, 2008, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our audited consolidated financial statements included elsewhere herein.

Overview

Description of Business

We are a global leader in providing comprehensive customer engagement solutions that enhance or extend the relationship of millions of customers with many of the largest and most respected companies in the world. We partner with these leading companies to develop and market programs that provide valuable services to their end-customers using our expertise in customer engagement, creative design and product development. These programs and services enable our marketing partners to strengthen their customer relationships, as well as generate significant incremental revenue, generally in the form of commission payments paid by us, as well as strengthen their relationship with their end-customers, which can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates and the increased use of other services provided by our marketing partners.

We have substantial expertise in deploying various forms of customer engagement communications, such as direct mail, inbound and outbound telephony and the Internet; and in bundling unique benefits to offer valuable products and services to the end-customers of our marketing partners on a highly targeted basis. We design programs that provide a diversity of benefits that we believe are likely to attract and engage end-customers based on their needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer considerable savings on everyday purchases. For instance, we provide credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services and other products and services. We believe we are a market leader in each of our product areas and that our portfolio of products and services is the broadest in the industry. Our scale, combined with our 35 years of experience, unique proprietary database, proven marketing techniques and strong partner relationships, position us to perform well and grow in a variety of market conditions.

As of December 31, 2008, we had approximately 61 million customers enrolled in our membership, insurance and package programs worldwide and approximately 96 million customers who received credit or debit card enhancement services or loyalty points-based management services.

We organize our business into two operating units:

•	Affinion North America. Affinion North America comprises our Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

•

Membership Products. We design, implement and market subscription programs that provide members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement.

•	Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions.

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2008, managed approximately 468 billion points with an estimated redemption value of approximately $4.6 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

•

Affinion International. Affinion International comprises our Membership, Package and Loyalty customer engagement businesses outside North America. We expect to leverage our current European operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint.

We offer all of our products and services through both retail and wholesale arrangements, although on a wholesale basis, currently we primarily provide services and benefits derived from our credit card registration, credit monitoring and identity-theft resolution products. In our retail arrangements, we incur marketing expenses to acquire new customers for our subscription-based membership, insurance and package enhancement products with the objective of building highly profitable and predictable recurring future revenue streams and cash flows. For our membership, insurance and package enhancement products, these marketing costs are expensed when the costs are incurred as the campaign is launched.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In 2008, approximately 65% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships remain under the billing terms in which they were originated. As we replace annual memberships with monthly memberships, we receive less cash at the beginning of the membership term and, therefore, have lower deferred revenue, resulting in temporarily higher Segment EBITDA (as discussed under “—Financial Condition, Liquidity and Capital Resources—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below) than cash flows from operations. We believe that once monthly memberships, as a percentage of all members within the membership base, reach a constant level, Segment EBITDA and cash flows from operations will be more closely aligned.

We generally utilize the brand names, customer contacts and billing vehicles (credit or debit card, checking account, mortgage or other type of billing arrangement) of our marketing partners in our marketing campaigns. We usually compensate our marketing partners either through commissions based on revenues we receive from members (which we expense in proportion to the revenue we recognize) or up-front marketing payments, commonly referred to as bounties (which we expense when incurred). The commission rates which we pay to our marketing partners differ depending on the arrangement we have with the particular marketing partner and the type of media we utilize for a given marketing campaign. For example, marketing campaigns utilizing direct mail and online channels generally have lower commission rates than other marketing channels which we use. As a result of recent changes in marketing partner arrangements and a higher percentage of our new customers being acquired through the direct mail and online media, our membership commission rates for the past five years have consistently decreased as a percentage of revenue.

We serve as an agent and third-party administrator for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying audited consolidated balance sheets and any changes in estimated profit sharing are periodically recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying audited consolidated statements of operations.

In our wholesale arrangements, we provide products and services as well as customer service and fulfillment related to such products and services supporting our marketing partners programs that they offer to their customers. Our marketing partners are typically responsible for customer acquisition, retention and collection and generally pay us one-time implementation fees and on-going monthly service fees based on the number of members enrolled in their programs. Implementation fees are recognized ratably over the contract period while monthly service fees are recognized in the month earned. Wholesale revenues also include revenues from transactional activities associated with our programs such as the sales of additional credit reports and discount shopping and travel purchases by members. The revenues from such transactional activities are recognized in the month earned.

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

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

As a leader in the affinity direct marketing industry, we compete with many other organizations, including certain of our marketing partners, to obtain a share of the customers’ business. As affinity direct marketers, we derive our leads from customer contacts, which our competitors seek access to, and we must generate sufficient earnings per lead for our marketing partners to compete effectively for access to their customer contacts.

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

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our marketing partner base. In the past few years, a number of our existing financial institution marketing partners have been acquired by, or merged with, other financial institutions. Several recent examples include Bank of America Corporation and Countrywide Financial Corp., JPMorgan Chase & Co. and Washington Mutual, Inc. and Wells Fargo & Co. and Wachovia Corporation. As we generally have relationships with either the acquirer, the target or, as in most cases, both the acquirer and the target, this industry consolidation has not, to date, had a material long-term impact on either our marketing opportunities or our margins, but has created delays in new program launches while the merging institutions focus on consolidating their internal operations.

In certain circumstances, our financial marketing partners have sought to source and market their own in-house programs, most notably programs that are analogous to our credit card registration, credit monitoring and identity-theft resolution services. As we have sought to maintain our market share and to continue these programs with our marketing partners, in some circumstances, we have shifted from a retail marketing arrangement to a wholesale arrangement which has lower net revenue, but unlike our retail arrangement, has no related commission expense. As a result, we have experienced a revenue reduction in our membership business. This trend has also caused some reductions in our profit margins, most notably in the in-bound telemarketing channel.

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

Business History

General. Our business started with our North American membership products in 1973. Over a decade later, we expanded our business to include North American insurance and package products. In 1988, we acquired a loyalty and enhancement programs business and in the early 1990s, we expanded our membership and package products internationally. During these periods, the various products operated independently and were subject to certain non-compete agreements between them which limited their access to new channels, marketing partners, products and markets.

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

Integration and the 2005 Reorganization. In February 2004, we began integrating the North American membership, insurance and package product operations. The organizational structures supporting these product lines were realigned to combine departments and eliminate redundant functions. We reorganized the sales forces to be more aligned with the needs of our marketing partners and have a unified and comprehensive approach to the North American market. We also combined our marketing and procurement functions to take advantage of the larger scale of the combined businesses.

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

•

During the fourth quarter of 2004, we sold a membership revenue stream in our international products from a contract with a marketing partner where we had previously ceased marketing new memberships for that partner for a gain of $15.7 million recorded in net revenues.

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

Initially, the warrant was exercisable on or after October 17, 2009 (or earlier, if Apollo achieved certain returns on its investment or if a dividend or distribution was paid on our common stock). As a result of a special dividend on its common stock distributed by Holdings in January 2007, the warrant became exercisable at an exercise price of $10.38 per share. The warrant will expire 30 days after notice is received by the warrantholders from us that Apollo and its affiliates have received certain specified investment returns.

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

	Three Months Ended December 31,		Years Ended December 31,
	2008	2007	2008	2007	2006
Affinion North America:
Membership Products -
Retail
Average Members (1)	7,530	7,797	7,833	8,146	9,102
% Monthly Members	46.6%	35.8%	44.5%	36.1%	34.6%
% Annual Members	53.4%	64.2%	55.5%	63.9%	65.4%
Annualized Net Revenue Per Average Member (2)	$83.53	$74.80	$78.41	$72.15	$67.96
Wholesale
Average Members (1)	2,582	3,372	2,953	3,582	3,942
Portion for service formerly retail and other (3)	2,034	2,309	2,199	2,248	2,048
Average Retail Members including wholesale formerly retail and other (3)	9,564	10,106	10,032	10,394	11,150

	Three Months Ended December 31,		Years Ended December 31,
	2008	2007	2008	2007	2006
Insurance and Package Products -
Insurance
Average Basic Insured (1)	22,828	24,844	23,338	25,770	27,672
Average Supplemental Insured	4,672	5,003	4,797	5,101	5,315
Annualized Net Revenue per Supplemental Insured (2)	$58.56	$52.07	$57.71	$52.21	$49.22
Package
Average Members (1)	5,539	5,809	5,555	6,122	6,843
Annualized Net Revenue Per Average Member (2)	$13.70	$14.42	$13.68	$13.76	$13.60
Affinion International:
International Products -
Package
Average Members (1)	16,439	15,893	16,226	16,298	16,697
Annualized Net Revenue Per Average Package Member (2)	$7.53	$9.40	$8.75	$8.40	$7.04
Other Retail Membership
Average Members (1)	1,648	1,863	1,728	2,132	2,334
Annualized Net Revenue Per Average Member (2)	$32.96	$37.64	$36.98	$27.96	$21.00
New Retail Membership
Average Members (1)	552	323	471	238	98
Annualized Net Revenue Per Average Member (2)	$85.08	$97.49	$96.87	$107.18	$86.31
Global Membership Products:
Retail
Average Members(1)(4)	8,082	8,120	8,304	8,384	9,200
Annualized Net Revenue Per Average Member (2)	$83.63	$75.71	$79.46	$73.14	$68.15
Average Retail Members including wholesale formerly retail and other (3)(4)	10,116	10,429	10,503	10,632	11,248

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period (i.e. quarter or year-to-date). A member’s or insured’s, as applicable, account is added or removed in the period in which the member or insured, as applicable, has joined or cancelled.
(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period (i.e. quarter or year-to-date) and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.
(3)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing marketing partners, including arrangements where the marketing partner offers the Company’s membership programs at point of sale retail locations to their customers and the Company receives lower annualized price points and pays no related commission expense.
(4)	Includes International Operations New Retail Average Members.

In late 2002, our membership operations changed its strategic focus to overall profitability and generating higher revenue from each member rather than the size of our member base. This has resulted in lower average members partially offset by higher average revenues per member at lower commission rates and lower variable cost and higher contribution per member. Following a competitive analysis of the marketplace, we recognized that our products were priced below similar products offered in the marketplace. Additionally, we recognized that there were opportunities to further optimize marketing campaigns that had the effect of acquiring less members but nonetheless such members were more profitable in the aggregate. By raising prices and marketing more efficiently, we were able to increase our revenues even though fewer aggregate members joined our programs. For example, 100 customers joining a program with a $100 annual fee is likely to generate more revenue than 120 customers joining a program with a $75 annual fee. Accordingly, by increasing the prices for our programs and engaging in marketing campaigns that are designed to achieve a greater return on marketing investment, we may be able to increase our revenues even though the aggregate number of members in our base declines.

Wholesale members include members where we typically receive a monthly service fee to support programs offered by our marketing partners. Certain programs historically offered as retail arrangements have switched to wholesale arrangements with lower annualized price points and no commission expense.

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the marketing partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage. In 2008, we have been successful in increasing the average revenue per supplemental insured due in part to our marketing efforts to increase coverage levels from our existing base of insureds and by offering higher coverage levels to new insureds which has more than offset the decline in the total number of supplemental insureds.

The reduction in domestic package members has stabilized due to lower client terminations and an increase in low price point programs, which slightly reduce the net revenue per average member.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table summarizes our historical consolidated results of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Increase (Decrease) Related to the Transactions	Increase (Decrease) Other
	(in millions)
Net revenues	$1,409.9	$1,321.0	$16.0	$72.9

Expenses:
Cost of revenues, excluding depreciation and amortization shown separately below:
Marketing and commissions	646.9	608.4	6.7	31.8
Operating costs	360.0	334.3	2.1	23.6
General and administrative	98.4	113.2	—	(14.8)
Depreciation and amortization	260.2	310.8	(60.6)	10.0

Total expenses	1,365.5	1,366.7	(51.8)	50.6

Income (loss) from operations	44.4	(45.7)	67.8	22.3
Interest income	1.7	4.9	—	(3.2)
Interest expense	(142.9)	(145.2)	—	2.3
Other income (expense), net	16.3	(0.1)	—	16.4

Loss before income taxes and minority interests	(80.5)	(186.1)	67.8	37.8
Income tax expense	(7.5)	(4.7)	7.3	(10.1)
Minority interest, net of tax	(0.7)	(0.3)	—	(0.4)

Net loss	$(88.7)	$(191.1)	$75.1	$27.3

Summary of Operating Results for the Year Ended December 31, 2008

The following is a summary of changes affecting our operating results for the year ended December 31, 2008 as compared to the year ended December 31, 2007:

Purchase accounting adjustments made in the Transactions had a less significant impact on our results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007. These entries, which were non-cash in nature, increased net revenues by $16.0 million and income (loss) from operations by $67.8 million. The effect of purchase accounting adjustments, which were primarily related to deferred revenue, for the year ended December 31, 2008 as compared to the year ended December 31, 2007 increased net revenues by $16.0 million, marketing and commissions expense by $6.7 million and operating costs by $2.1 million. We recorded $60.6 million less depreciation and amortization expense for the year ended December 31, 2008 principally due to the accelerated amortization of intangible assets recognized in prior years, which positively affected results of operations.

Excluding the effects of the Transactions, net revenues increased $72.9 million, or 5.5%, for the year ended December 31, 2008 as compared to the prior year. Net revenues increased by $29.5 million in our International segment primarily from a combination of new program introductions for our new retail offerings and growth in other retail and package products, partially offset by the negative effect of a stronger U.S. dollar. Net revenues of our Membership products increased $19.7 million primarily due to higher average revenues per retail member and higher wholesale revenues, partially offset by lower retail member volumes. Net revenues of our Loyalty products increased $14.0 million primarily from growth in both new and existing programs, including fee-based revenue related to a loyalty points redemption program acquired on June 30, 2008. Net revenues of our Insurance and Package products increased $9.0 million primarily due to lower cost of insurance as a result of lower claims experience and an increase in net revenue per supplemental insured. This was partially offset by lower Package revenue primarily the net result of lower Package members partially offset by higher fee-based revenues from our NetGain product.

Excluding the effects of the Transactions, Segment EBITDA increased $32.3 million for the year ended December 31, 2008 as compared to the prior year, primarily due to higher net revenues along with lower commissions and lower general and administrative costs. The lower general and administrative costs were primarily due to the absence in 2008 of a charge for a distribution to option holders recorded in the first quarter of 2007 and a decrease in general corporate expenses, principally lower professional fees. Segment EBITDA was negatively impacted by higher global marketing expenses and increased operating costs, primarily higher product and servicing costs incurred in our Membership, International and Loyalty businesses as a result of the increased revenues.

Historical 2008 Results Compared to 2007 Results

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2008 compared to our consolidated results of operations for the year ended December 31, 2007. Calculated percentages are based on amounts as reported which, for the years ended December 31, 2008 and 2007, reflect the impact of purchase accounting.

Net Revenues. For the year ended December 31, 2008, we reported net revenues of $1,409.9 million, an increase of $88.9 million, or 6.7%, as compared to net revenues of $1,321.0 million in the comparable 2007 period. Approximately $16.0 million of the increase, or 1.2%, was primarily due to an adjustment to deferred revenue related to the Transactions. Deferred revenue was originally written off as a part of purchase accounting. The majority of the negative impact of this adjustment was recognized in 2005 through 2007, and such impact will be de minimis in future periods. Net revenues excluding the impact of the Transactions increased $72.9 million, or 5.5%, primarily due to increases throughout all businesses. Net revenues from International products increased $29.5 million, revenues from Loyalty products increased by $14.0 million and Membership and Insurance and Package products increased $19.7 million and $9.0 million, respectively. International products net revenues increased primarily due to new program introductions for our new retail offerings and growth in other retail and package products, partially offset by the negative impact of the stronger U.S. dollar. Loyalty products net revenues increased primarily due to growth from existing programs and new programs, including fee-based revenue related to a points redemption program acquired on June 30, 2008. Membership products net revenues increased primarily due to higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail, partially offset by lower retail member volumes. Insurance and Package products net revenues increased primarily due to lower cost of insurance as a result of lower claims experience and the increase in net revenue per supplemental insured which was partially offset by lower Package revenue, primarily the net result of lower Package members partially offset by higher fee-based net revenues from our NetGain product.

Marketing and Commissions Expense. Marketing and commissions expense increased by $38.5 million, or 6.3%, to $646.9 million for the year ended December 31, 2008 from $608.4 million for the year ended December 31, 2007. Excluding the impact of the Transactions, marketing and commissions expense was $31.8 million, or 5.2%, higher primarily due to increased global marketing costs, primarily in our Membership, Insurance, Package and International businesses, partially offset by lower commissions. Commissions decreased in our Membership business primarily as a result of the continuing shift of marketing spend to lower commission media and was partially offset by higher commissions in our International business, primarily from revenue growth in new retail programs. Approximately $6.7 million, or 1.1%, of the increase was the result of higher commission expense related to the recording of non-cash purchase accounting adjustments to prepaid commissions related to deferred revenues.

Operating Costs. Operating costs increased by $25.7 million, or 7.7%, to $360.0 million for the year ended December 31, 2008 from $334.3 million for the year ended December 31, 2007. Excluding the impact of the Transactions, operating costs were $23.6 million, or 7.1%, higher than those incurred in 2007, primarily due to higher product, servicing and employee-related costs in our Loyalty, International and Membership businesses, primarily as a result of the increase in revenues. Operating costs increased as a result of the Transactions by $2.1 million, or 0.6%, primarily related to an adjustment for a liability recorded in purchase accounting to service our members (for which no revenue will be recognized in the future).

General and Administrative Expense. General and administrative expense decreased by $14.8 million, or 13.1%, to $98.4 million for the year ended December 31, 2008 from $113.2 million for the year ended December 31, 2007 primarily due to the absence in 2008 of a $5.4 million charge for a cash distribution to option holders in the first quarter of 2007 in connection with the special dividend paid by Affinion Holdings in addition to lower general corporate expenses, principally lower professional fees in our Membership business.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $50.6 million, or 16.3%, for the year ended December 31, 2008 to $260.2 million from $310.8 million for the year ended December 31, 2007, primarily from recording higher amortization expense in 2007 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by an increase in the amortization of member relationships acquired in 2007.

Interest Expense. Interest expense decreased by $2.3 million, or 1.6%, to $142.9 million for the year ended December 31, 2008 from $145.2 million for the year ended December 31, 2007. Accrued interest on debt decreased approximately $14.1 million, primarily due to lower interest accrued on our term loan from the combination of 2007 prepayments and lower interest rates, which was partially offset by higher interest due to increased utilization of our revolving credit facility. The less favorable impact of interest rate swaps in 2008 as compared to 2007 increased interest expense by approximately $10.8 million.

Other Income (Expense), Net. In 2008, the Company had other income, net of $16.3 million as compared to other expense, net of $0.1 million in 2007. The variance was primarily related to unrealized foreign exchange gains on intercompany borrowings.

Income Tax Expense. Income tax expense increased by $2.8 million to $7.5 million for the year ended December 31, 2008, from $4.7 million for the year ended December 31, 2007, primarily due to movement in foreign deferred tax associated with unrealized exchange gains and an increase in deferred state tax. This increase was partially offset by a decrease in current state tax and recording a state tax benefit associated with the utilization of tax attributes which are reimbursable under the purchase agreement.

Operating Segment Results

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2008 compared to our consolidated results of operations for the year ended December 31, 2007.

Net revenues and Segment EBITDA by operating segment are as follows:

	Years Ended December 31,
	Net Revenues				Segment EBITDA (1)
	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$712.6	$683.7	$9.2	$19.7	$129.8	$94.7	$4.0	$31.1
Insurance and package products	375.1	365.5	0.6	9.0	127.9	138.9	0.6	(11.6)
Loyalty products	72.2	58.0	0.2	14.0	22.4	19.5	0.2	2.7
Eliminations	(4.2)	(4.9)	—	0.7	—	—	—	—

Total North America	1,155.7	1,102.3	10.0	43.4	280.1	253.1	4.8	22.2
Affinion International
International products	254.2	218.7	6.0	29.5	31.2	22.4	2.4	6.4

Total products	1,409.9	1,321.0	16.0	72.9	311.3	275.5	7.2	28.6
Corporate	—	—	—	—	(6.7)	(10.4)	—	3.7

Total	$1,409.9	$1,321.0	$16.0	$72.9	304.6	265.1	7.2	32.3

Depreciation and amortization					(260.2)	(310.8)	60.6	(10.0)

Income (loss) from operations					$44.4	$(45.7)	$67.8	$22.3

(1)	See “—Covenant Compliance—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 18 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Affinion North America

Membership Products. Membership products net revenues increased by $28.9 million, or 4.2%, to $712.6 million for the year ended December 31, 2008 as compared to $683.7 million for the year ended December 31, 2007. Excluding the effects of the Transactions, net revenues increased by $19.7 million, or 2.9%, primarily due to higher average revenues per retail member and higher wholesale revenues from programs that were formerly retail, partially offset by lower retail member volumes. In addition, net revenues increased $9.2 million, or 1.3%, primarily related to a deferred revenue adjustment recorded in purchase accounting from the Transactions.

Segment EBITDA increased by $35.1 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Excluding the effects of the Transactions, Segment EBITDA increased by $31.1 million primarily due to higher net revenues of $19.7 million and lower marketing and commissions of $10.1 million. Segment EBITDA also increased due to lower general and administrative costs of $12.2 million, principally a result of decreases in general corporate expenses, primarily lower professional fees. Segment EBITDA decreased as a result of higher product and servicing costs of $10.9 million. Segment EBITDA related to the Transactions for the year ended December 31, 2008 was positively affected by a $4.0 million deferred revenue adjustment recorded in purchase accounting, net of increased prepaid commissions and the amortization of the liability to service our members (for which no revenue will be recognized in the future) recorded in purchase accounting.

Insurance and Package Products. Insurance and package products net revenues increased $9.6 million, or 2.6%, to $375.1 million for the year ended December 31, 2008 as compared to $365.5 million for the year ended December 31, 2007. Excluding the effects of the Transactions, Insurance net revenues increased approximately $9.8 million, principally due to the continued increase in net revenue per supplemental insured and lower cost of insurance resulting from lower claims experience. Package net revenues declined $0.8 million, primarily due to the net effect of lower Package members partially offset by higher fee-based net revenues from our NetGain product. In addition, net revenues as a result of the Transactions increased $0.6 million due to a non-cash deferred revenue adjustment recorded in purchase accounting.

Excluding the effects of the Transactions, Segment EBITDA decreased by $11.6 million, or 8.4%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily due to higher marketing and commissions of approximately $21.0 million, which more than offset the higher net revenues of $9.0 million. Segment EBITDA related to the Transactions increased $0.6 million from a deferred revenue adjustment described above.

Loyalty Products. Revenues from Loyalty products increased by $14.2 million, or 24.5%, for the year ended December 31, 2008 to $72.2 million as compared to $58.0 million for the year ended December 31, 2007. Net revenues increased from new programs, including fee-based revenue from a points redemption program acquired on June 30, 2008 and member growth within existing client programs. These increases were partially offset by the absence in 2008 of approximately $1.7 million of patent settlements received in 2007.

Segment EBITDA increased by $2.9 million, or 14.9%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily due to revenue growth from new and existing programs, net of higher product and servicing costs, partially offset by the absence in 2008 of approximately $1.8 million of patent settlements received in 2007.

Affinion International

International Products. International products net revenues increased by $35.5 million, or 16.2%, to $254.2 million for the year ended December 31, 2008 as compared to $218.7 million for the year ended December 31, 2007. Net revenues excluding the results of the Transactions increased $29.5 million, or 13.5%, primarily due to higher revenues of $24.2 million from new program introductions for our new retail offerings, $7.7 million from growth in our other retail business and $3.4 million from growth in our package business. The package business has experienced a stabilization in its member base. Net revenues decreased $5.8 million from the effect of the stronger U.S. dollar. Net revenues also increased $6.0 million, or 2.7%, from a non-cash deferred revenue adjustment recorded in purchase accounting as a result of the Transactions.

Segment EBITDA increased by $8.8 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Excluding the effect of the Transactions, Segment EBITDA increased $6.4 million. The increase in revenue of $29.5 million was partially offset by $23.1 million of higher marketing and commissions and increased operating costs primarily to support our new retail programs. In addition, Segment EBITDA increased $2.4 million as a result of purchase accounting adjustments primarily related to a deferred revenue adjustment, net of commissions, and the amortization of the service liability to service our members (for which no revenue will be recognized in the future) as a result of the Transactions.

Corporate

For the year ended December 31, 2008, corporate costs decreased by $3.7 million as compared to the year ended December 31, 2007 primarily due to the absence in 2008 of a $5.4 million charge related to a payment to option holders in the first quarter of 2007 in connection with the special dividend paid by Affinion Holdings.

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

Net revenues and Segment EBITDA by operating segment are as follows:

	Years Ended December 31,
	Net Revenues				Segment EBITDA (1)
	2007	2006	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2007	2006	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$683.7	$549.8	$162.6	$(28.7)	$94.7	$(8.3)	$103.5	$(0.5)
Insurance and package products	365.5	366.0	0.7	(1.2)	138.9	118.7	0.7	19.5
Loyalty products	58.0	66.7	7.1	(15.8)	19.5	19.3	7.1	(6.9)
Eliminations	(4.9)	(6.7)	—	1.8	—	—	—	—

Total North America	1,102.3	975.8	170.4	(43.9)	253.1	129.7	111.3	12.1
Affinion International
International products	218.7	161.9	13.7	43.1	22.4	(1.1)	6.6	16.9

Total products	1,321.0	1,137.7	184.1	(0.8)	275.5	128.6	117.9	29.0
Corporate	—	—	—	—	(10.4)	(4.8)	—	(5.6)
Goodwill impairment	—	—	—	—	—	(15.5)	—	15.5

Total	$1,321.0	$1,137.7	$184.1	$(0.8)	265.1	108.3	117.9	38.9

Depreciation and amortization					(310.8)	(396.8)	101.7	(15.7)

Loss from operations					$(45.7)	$(288.5)	$219.6	$23.2

(1)	See “—Covenant Compliance—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 18 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2008 and December 31, 2007

	December 31, 2008	December 31, 2007	Increase (Decrease)
	(in millions)
Total assets	$1,460.6	$1,601.2	$(140.6)
Total liabilities	2,007.1	2,006.1	1.0
Total stockholder’s equity (deficit)	(547.2)	(405.5)	(141.7)

Total assets at December 31, 2008 as compared to December 31, 2007 decreased by $140.6 million due to (a) a decrease in intangible assets of $204.7 million, due to amortization expense of $206.9 million and foreign currency translation impact of $8.1 million, partially offset by acquired intangibles during 2008 of $10.2 million (substantially all of the intangible assets other than those acquired through the 2007 credit card registration membership business acquisition and the 2008 acquisitions of a travel business from RCI Europe and Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business, were acquired as a result of the Transactions – see Notes 1 and 2 to our audited consolidated financial statements included elsewhere herein), (b) a decrease in contract rights and list fees of $22.5 million, due to amortization expense of $19.8 million and foreign currency translation impact of $10.3 million, partially offset by acquired contract rights and list fees during 2008 of $7.6 million. These decreases were partially offset by (a) an increase in profit-sharing receivables from insurance carriers of $39.5 million due to the timing of cash receipts, (b) an increase in cash and cash equivalents of $22.1 million (see “—Liquidity and Capital Resources—Cash Flows”) and (c) increases in restricted cash, goodwill and receivables from related parties of $6.5 million, $5.5 million and $8.8 million, respectively, due to the 2008 acquisitions and the impact of foreign currency translation.

Total liabilities at December 31, 2008 as compared to December 31, 2007 increased by $1.0 million due to (a) an increase in long-term debt of $19.8 million, principally due to borrowings under the revolving credit facility in the fourth quarter of 2008 to finance the two acquisitions and (b) an increase in other long-term liabilities of $13.2 million, principally due to the increase in the interest rate swap liability of $15.8 million. These increases were partially offset by a decrease in deferred revenue of $30.0 million, due to the continuing shift in the membership base to monthly memberships and a lower membership base.

Total stockholder’s equity decreased by $141.7 million, primarily due to a net loss of $88.7 million, dividends paid to Holdings of $37.0 million and an unfavorable currency effect of $16.0 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. As of December 31, 2008, the Company had cash and cash equivalents on hand of $36.3 million and available borrowing capacity under its revolving credit facility of $41.2 million. In addition, the Company has historically had strong cash flows from operations, generating $98.3 million, $101.8 million and $103.1 million for the years ended December 31, 2006, 2007 and 2008, respectively. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the indebtedness incurred in connection with the Transactions and the subsequent refinancing. The Company requires very little capital to support its growth, with capital expenditures of $29.1 million, $26.9 million and $36.7 million for the years ended December 31, 2006, 2007 and 2008, respectively. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions vary directly with revenue and have been decreasing as a percentage of revenue over the last several years. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months.

Cash Flows – Years Ended December 31, 2008 and 2007

At December 31, 2008, we had $36.3 million of cash and cash equivalents on hand, an increase of $22.1 million from $14.2 million at December 31, 2007. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Years Ended December 31,		Change
	2008	2007
	(in millions)
Cash provided by (used in):
Operating activities	$103.1	$101.8	$1.3
Investing activities	(59.1)	(77.4)	18.3
Financing activities	(19.2)	(94.2)	75.0
Effects of exchange rate changes	(2.7)	(0.3)	(2.4)

Net change in cash and cash equivalents	$22.1	$(70.1)	$92.2

Operating Activities. During the year ended December 31, 2008, we generated $1.3 million more cash from operating activities in comparison to the same period in 2007. Segment EBITDA, excluding the non-cash impacts of purchase accounting, increased $32.3 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 (see “—Results of Operations”). Cash flows from profit-sharing receivables from insurance carrier declined by $40.2 million, principally due to the timing of receipts. In addition, as a result of the continuing shift in the membership base to monthly memberships, the cash flows resulting from the change in deferred revenue, net of prepaid commissions, decreased by approximately $13.1 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. These decreases were partially offset by increased operating cash flows in 2008 as compared to 2007 in accounts payable and accrued expenses of $22.6 million due to timing of payments and the receipt of $7.4 million related to the assumption of a loyalty points program liability.

Investing Activities. We used $18.3 million less cash in investing activities during the year ended December 31, 2008 as compared with the same period in 2007. In 2008, we made $13.7 million of acquisition-related payments, net of cash acquired, principally for the acquisition of Loyaltybuild Limited. In 2007, we made $50.4 million of acquisition-related payments, net of cash acquired, principally for the acquisition of a credit card registration membership business in December 2007. Restricted cash requirements in international operations were $8.6 million more in 2008 as compared to 2007, principally as a result of the acquisition in 2008 of a European travel company. We also used $9.8 million more cash for capital expenditures in 2008 as compared to 2007. As previously noted, the Company has historically funded its capital expenditures and acquisitions from its cash on hand, operating cash flows and, as needed, from its available capacity under the revolving credit facility. The Company believes that these sources of funds will be sufficient to fund its anticipated capital expenditures, deferred purchase price of acquisitions and any new acquisitions in 2009.

Financing Activities. We used $75.0 million less cash in financing activities during the year ended December 31, 2008 compared with the same period in 2007. In 2008 and 2007, we made dividend payments to our parent company of $37.0 million and $32.2 million, respectively, to enable it to service its debt, and had net borrowings on our revolving credit facility of $18.5 million and $38.5 million, respectively. In 2007, we made $100.2 million of principal payments on borrowings, principally related to the term loan. At December 31, 2008, the Company had available borrowing capacity of $41.2 million under its revolving credit facility and the Company believes it will continue to have adequate borrowing capacity in 2009 under its revolving credit facility.

In January 2007, Holdings incurred debt of $350 million in the form of a five-year senior unsecured term loan facility. In 2007 and 2008, we made dividend distribution to Holdings to enable it to service its debt and we expect that Holdings will continue to require us to pay dividends (to the extent we are permitted legally and contractually) to enable it to service its debt. On January 23, 2008 and January 25, 2008, Holdings entered into interest rate swaps with the same counterparty, effective March 1, 2008. The swaps, with notional amounts of $200.0 million and $100.0 million, respectively, require Holdings to pay a fixed rate of interest of 2.79% and 3.19%, respectively, beginning on March 1, 2008 through March 1, 2010, in exchange for receiving floating payments based on a six-month LIBOR rate on the same $200.0 million and $100.0 million notional amounts for the same period. On September 15, 2008, Holdings entered into a two-year interest rate swap agreement with the same counterparty. This swap, with a notional amount of $50.0 million, requires Holdings to pay a fixed rate of interest of 3.17% beginning on September 2, 2008 through September 1, 2010, in exchange for receiving floating payments based on a six-month LIBOR rate on the same $50.0 million notional amount for the same period. The effect of these three swaps is to convert all of Holdings’ variable rate debt to a fixed rate obligation. If Holdings had continued to elect to pay cash interest on its term loan facility, the cash required to service the debt in 2009, net of the impact of the three interest rate swaps, would have been approximately $34.5 million. However, Holdings has made a payment-in-kind election for the interest period ending September 1, 2009 so the cash required to service its debt in 2009 is approximately $17.2 million.

Cash Flows – Years Ended December 31, 2007 and 2006

At December 31, 2007, we had $14.2 million of cash and cash equivalents on hand, a decrease of $70.1 million from $84.3 million at December 31, 2006. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Years Ended December 31,		Change
	2007	2006
	(in millions)
Cash provided by (used in):
Operating activities	$101.8	$98.3	$3.5
Investing activities	(77.4)	(44.4)	(33.0)
Financing activities	(94.2)	(85.4)	(8.8)
Effects of exchange rate changes	(0.3)	2.4	(2.7)

Net change in cash and cash equivalents	$(70.1)	$(29.1)	$(41.0)

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

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company. As of December 31, 2008, we had approximately $1.4 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $205.0 million in principal prepayments that we made through December 31, 2008) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At December 31, 2008, we had $304.0 million ($302.6 million, net of discounts) outstanding under the senior notes, $655.0 million outstanding under the term loan facility, $355.5 million ($351.9 million, net of discounts) outstanding under the senior subordinated notes, $57.0 million outstanding under the revolving credit facility and $41.2 million available under the revolving credit facility (after giving effect to the issuance of $1.8 million of letters of credit).

Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. The senior secured credit facility also generally requires us to prepay borrowings under the term loan with proceeds from asset dispositions, excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future. Through December 31, 2008, the Company had made all required prepayments. Based on excess cash flow (as defined in the senior secured credit facility) as of December 31, 2008, the Company will make $6.4 million of annual mandatory prepayments in 2009. The remaining balance of the term loan is due and payable in full in October, 2012. The revolving credit facility is available until 2011. The term loan provides, at our option, for interest rates of a) adjusted LIBOR plus 2.50% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.50%. The revolving credit facility provides, at our option, for interest rates of adjusted LIBOR plus 2.75% or ABR, plus 1.75% subject to downward adjustment based on our senior secured bank leverage ratio, as set forth in the agreement governing the revolving credit facility. Effective January 4, 2007, our credit facility was amended to decrease the interest rate on the term loan facility by 25 basis points, initially, and to provide for an additional 25 basis point decrease if our corporate family rating reached B1 or higher by Moody’s and B+ or higher by Standard & Poor’s. The amendment also modified the definition of change of control.

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

Our senior subordinated bridge loan facility has since been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 11 1/2 % senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated bridge loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the indenture governing the senior subordinated notes. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries of the Company that guarantee our $960.0 million senior secured credit facility and our senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt, incur liens or merge with or acquire other companies.

In January 2008, the Company entered into an interest rate swap effective February 21, 2008, which interest rate swap will terminate on February 21, 2011. The swap has an initial notional amount of $450.0 million, increasing to

$500.0 million on February 21, 2009 and $600.0 million on February 21, 2010. Under the swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The effect of this swap, in conjunction with the Company’s previously existing interest rate swap, is to convert substantially all of the variable rate debt to a fixed rate obligation.

In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under the swap, the Company has agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. This swap is intended to reduce a portion of the variability of the future interest payments on the Company’s term loan facility for the period after the Company’s existing swaps expire.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a specified maximum consolidated leverage ratio. The interest coverage ratio as defined in the senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.75 to 1.0 at December 31, 2008. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.00 to 1.0 at December 31, 2008. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to certain exceptions. As of December 31, 2008, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

We have the ability to incur additional debt, subject to limitations imposed by our senior secured credit facility, senior notes indenture, and senior subordinated notes indenture. Under our indenture governing the senior notes and our indenture governing the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness so long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, our cash flow allowed us to make voluntary prepayments of the term loan of $205.0 million through December 31, 2008.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended December 31, 2008 to Adjusted EBITDA.

Twelve Months Ended December 31, 2008
(in millions)
Net cash provided by operating activities	$103.1
Interest expense, net	141.2
Income tax expense	7.5
Amortization of favorable and unfavorable contracts	3.0
Amortization of debt discount and financing costs	(5.9)
Unrealized loss on interest rate swaps	(15.9)
Deferred income taxes	(1.5)
Payment received for assumption of loyalty points program liability	(7.4)
Changes in assets and liabilities	82.8
Effect of the Transactions, reorganizations, certain legal costs and net cost savings (a)	(1.0)
Other, net (b)	5.5

Adjusted EBITDA (c)	$311.4

(a)	Eliminates the effect of the Transactions, prior business reorganizations, non-recurring revenue and gains, legal expenses for certain legal matters and certain severance costs.
(b)	Eliminates (i) net changes in other reserves, (ii) the elimination of foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, and (iii) consulting fees paid to Apollo.
(c)	Adjusted EBITDA does not give pro forma effect to our acquisition of a travel business from RCI Europe and our acquisition of Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business, that were completed in the fourth quarter of 2008. However, we would be permitted to make such pro forma adjustment as if such acquisitions had occurred on January 1, 2008 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended December 31, 2008 to Adjusted EBITDA.

Twelve Months Ended December 31, 2008
(in millions)
Net loss	$(88.7)
Interest expense, net	141.2
Income tax expense	7.5
Minority interests, net of tax	0.7
Other income, net	(16.3)
Depreciation and amortization	260.2
Effect of the Transactions, reorganizations and non-recurring revenues and gains (a)	(0.8)
Certain legal costs (b)	(2.8)
Net cost savings (c)	2.6
Other, net (d)	7.8

Adjusted EBITDA (e)	$311.4

Interest coverage ratio (f)	2.67
Consolidated leverage ratio (g)	4.35
Fixed charge coverage ratio (h)	2.59

(a)	Effect of the Transactions, reorganizations and non-recurring revenues and gains - eliminates the effects of the Transactions, prior business reorganizations and non-recurring revenues and gains.
(b)	Certain legal costs - represents legal costs for certain legal matters.
(c)	Net cost savings - represents the elimination of costs associated with severance incurred.

(d)	Other, net - represents: (i) net changes in other reserves, (ii) the elimination of share-based compensation expense, (iii) the elimination of foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, and (iv) consulting fees paid to Apollo.
(e)	Adjusted EBITDA does not give pro forma effect to our acquisition of a travel business from RCI Europe and our acquisition of Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business, that were completed in the fourth quarter of 2008. However, we would be permitted to make such pro forma adjustment as if such acquisitions had occurred on January 1, 2008 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes.
(f)	The interest coverage ratio is defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.75 to 1.0 at December 31, 2008.
(g)	The consolidated leverage ratio is defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.00 to 1.0 at December 31, 2008.
(h)	The fixed charge coverage ratio is defined in the indentures governing the senior notes and the senior subordinated notes (consolidated cash flows, as defined, which is equivalent to Adjusted EBITDA (as defined in our senior secured credit facility), to fixed charges, as defined).

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at December 31, 2008, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under the $100.0 million revolving credit facility.

	2009	2010	2011	2012	2013	2014 and thereafter	Total
	(dollars in millions)
Term loan due 2012	$6.4	$—	$—	$648.6	$—	$—	$655.0
Revolving credit facility expiring in 2011	—	—	57.0	—	—	—	57.0
10 1/8% senior notes due 2013 (1)	—	—	—	—	304.0	—	304.0
11 1/2% senior subordinated notes due 2015 (1)	—	—	—	—	—	355.5	355.5
Interest payments (2)	109.6	107.0	103.5	101.6	65.2	73.3	560.2
Other purchase commitments (3)	27.4	17.5	13.6	3.4	0.8	—	62.7
Operating lease commitments	14.6	13.7	10.3	6.9	5.7	2.6	53.8
Capital lease obligations	0.3	0.2	0.1	0.1	0.1	—	0.8
Consulting agreements (4)	2.0	2.0	2.0	2.0	2.0	8.0	18.0
Employment agreements (5)	3.9	2.5	0.2	—	—	—	6.6

Total firm commitments and outstanding debt	$164.2	$142.9	$186.7	$762.6	$377.8	$439.4	$2,073.6

(1)	Long-term debt reflected at face amount.
(2)	Interest on variable rate debt is based on December 31, 2008 interest rates adjusted for the Company’s interest rate swaps. Interest on borrowings under the revolving credit facilities is not reflected as the contractual obligation as of December 31, 2008 is de minimis and any future contractual obligations will be dependent on borrowing and repayment activity, as well as interest rates in effect as of the borrowing dates.
(3)	Represents commitments under purchase agreements for marketing and membership program support services.
(4)	Represents annual management fee payable under the consulting agreement with Apollo. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Ancillary Agreements to the Purchase Agreement—Consulting Agreement” below.
(5)	Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon termination of employment.

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, deferred purchase price related to acquisitions, surety bonds and letters of credit, due to the fact that at this time we can not determine either the amount or timing of payments related to these contingent obligations. See Note 13 to our audited consolidated financial statements included elsewhere herein for a discussion of these contingent obligations. The above table does not include obligations in connection with our FIN 48 liabilities as we have significant federal and state net operating loss carryforwards that we believe will be available to offset any FIN 48 liabilities incurred. In addition, we refer you to our audited consolidated financial statements as of and for the years ended December 31, 2008, 2007 and 2006.

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On January 31, 2007, our parent, Affinion Group Holdings, Inc. (“Holdings”), entered into a five-year senior unsecured term loan facility (the “Holdings Loan Agreement”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), Bank of America, N.A., and certain other banks as the initial lenders, with Deutsche Bank Securities Inc. and Banc of America Securities LLC (“BAS”) as the joint lead arrangers and book-running managers, Deutsche Bank as administrative agent, and BAS as syndication agent. The principal amount of the Holdings Loan Agreement is $350.0 million. As of December 31, 2008, loans under the Holdings Loan Agreement accrue cash interest at the rate of six month LIBOR plus 6.75%, but the interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by adding such interest to the principal amount of the loans. Holdings has the independent ability to pay such non-cash payment in kind interest in lieu of cash interest. If Holdings had continued to elect to pay cash interest on its term loan facility, the cash required to service the debt in 2009, net of the impact of the three interest rate swaps entered into by Holdings discussed below, would have been approximately $34.5 million payable semi-annually on March 1 and September 1. However, Holdings made a payment-in-kind election for the interest period ending September 1, 2009 so the cash required to service its debt in 2009 is approximately $17.2 million. In addition, the Holdings preferred stock entitles its holders to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings depends on our cash flows to pay its cash debt service and to pay cash dividends, if any, on its preferred stock.

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

On September 15, 2008, Holdings entered into a two-year interest rate swap agreement, with a notional amount of $50.0 million. Under the interest rate swap agreement, Holdings has agreed to pay a fixed interest rate of 3.17%, payable on a semi-annual basis, for the period beginning on September 1, 2008 through September 1, 2010, with the first interest payment due on March 2, 2009, in exchange for receiving floating payments based on a six-month LIBOR on the same $50.0 million notional amount for the same period.

As described above, we expect that Holdings will rely on distributions from us in order to pay cash amounts due, if any, in respect of the Holdings Loan Agreement and to pay cash dividends, if any, on its preferred stock. However, our ability to make distributions to Holdings is restricted by covenants contained in our senior secured credit facility and the indentures governing our 10 1/8% senior notes and our 11 1 /2% senior subordinated notes and by Delaware law. To the extent we make distributions to Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our credit facility, our 10 1/8% senior notes and our 11 1/2% senior subordinated notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our credit facility, our 10 1/8% senior notes and our 11 1/2% senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

Potential Debt Repurchases

Subsequent to December 31, 2008, we purchased a portion of Holdings’ indebtedness under the Holdings Loan Agreement and we or our affiliates may, from time to time, purchase any of our or additional portions of Holdings’ indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have not been disclosed in “—Contractual Obligations and Commitments.”

Critical Accounting Policies

In presenting our audited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, valuation of goodwill and intangible assets, and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our audited consolidated financial statements were the most appropriate at the time. For a summary of all of our significant accounting policies, see Note 2 to our audited consolidated financial statements.

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

In addition, the Company has made several other acquisitions that were accounted for in accordance with the purchase method of accounting. Substantially all of the cost of these acquisitions has been allocated to intangible assets.

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

We recognize insurance program commission revenue based on premiums earned by the insurance carriers that underwrite the policies we market. Premiums are typically paid either monthly or quarterly and revenue is recognized ratably over the underlying policy coverage period. We engage in revenue and profit-sharing arrangements with the insurance carriers that issue the underlying insurance policies. Commission revenue from insurance programs is reported net of insurance costs in our consolidated financial statements. On a semi-annual or annual basis, a profit-sharing settlement is made based on an analysis of the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. We accrue monthly revenue and related profit sharing receivables from insurance carriers resulting from our expected share of this excess based on the claims experience to date, including an estimate for claims incurred but not reported. Adjustments to the estimates recorded are made upon settlement with the insurance carriers. Historically, our claims experience has not resulted in a shortfall.

The estimate of the periodic amount of claims incurred but not reported to the insurance company is based on models we have developed and maintain in consultation with the insurance carriers. The models are updated periodically for the most recent loss rates that we receive from the insurance companies and current market conditions. Any change to the estimates, based on actual experience, is reported in earnings in the period the change becomes known. The impact on 2008 net revenue subject to profit sharing arrangements of a 1% change in the claims incurred but not reported estimate as of December 31, 2008 would be approximately $0.4 million.

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

The Company performs reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. During 2006, as part of the Company’s annual review, it was determined that the goodwill ascribed to the Loyalty business had been impaired, primarily due to the loss of a major program, and all of the goodwill of the Loyalty business was written off. In 2008 and 2007, no such impairment occurred. The Company’s intangible assets as of December 31, 2008 consist primarily of intangible assets with finite useful lives acquired by the Company in the Transactions and are recorded at their respective fair values in accordance with SFAS No. 141, “Business Combinations.”

Income Taxes

The income tax provision is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision or to goodwill if related to allowances established prior to the Transactions, while increases to the valuation allowance result in additional provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2008 and 2007, the Company has recorded a full valuation allowance for its U.S. federal deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2008 and 2007.

The Company recognizes uncertainty in income tax positions under a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP-FAS 157-2”), delaying the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159. Adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows and the Company did not elect the fair value option available under SFAS No. 159 for any of its financial instruments. The Company’s adoption of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities in accordance with FSP-FAS 157-2 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 17 for additional information.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaced Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition or purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R can not be applied prior to that date.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this Report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Report are set forth elsewhere in this Report, including under the heading “Item 1A. Risk Factors.” As stated elsewhere in this Report, these risks, uncertainties and other important factors include, among others:

•	general economic and business conditions and international and geopolitical events;

•	a downturn in the credit card industry or changes in the marketing techniques of credit card issuers;

•	the effects of a decline in travel due to political instability, adverse economic conditions or otherwise, on our travel fulfillment business;

•	termination or expiration of one or more agreements with our marketing partners, or reduction of the marketing of our services by one or more of our marketing partners;

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

Foreign Currency Risk

We currently do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

Interest Rate Swaps

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap is $200.0 million at December 31, 2008 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. In January 2008, the Company entered into a second interest rate swap effective February 21, 2008, which interest rate swap terminates February 21, 2011. This swap has an initial notional amount of $450.0 million, increasing to $500.0 million on February 21, 2009 and $600.0 million on February 21, 2010. Under the second swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The effect of this swap, in conjunction with the Company’s existing interest rate swap, is to convert substantially all of the variable rate debt to a fixed rate obligation. The interest rate swaps are recorded at fair value either as an asset or liability. The swaps are not designated as hedging instruments and therefore the changes in the fair value of the interest rate swaps is recognized currently in earnings in the accompanying consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2008 (dollars are in millions unless otherwise indicated).

	2009	2010	2011	2012	2013	2014 and Thereafter	Total	Fair Value At December 31, 2008
Fixed rate debt	$0.3	$0.2	$0.1	$0.1	$304.1	$355.5	$660.3	$436.5
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%
Variable rate debt	$6.4	$—	$57.0	$648.6	$—	$—	$712.0	$712.0
Average interest rate (a)	4.58%	4.58%	4.58%	4.65%	—	—

	2009	2010	2011	2012	2013	2014 and Thereafter	Total	Fair Value At December 31, 2008
Variable to fixed—Interest rate swap (b)								$20.0
Average pay rate	3.34%	3.02%	2.86%
Average receive rate	1.36%	1.60%	2.05%

(a)	Average interest rate is based on rates in effect at December 31, 2008. The fair value has been determined after consideration of interest rate yield curves, and the creditworthiness of the parties to the interest rate swaps.
(b)	The fair value of the interest rate swaps is included in other long-term liabilities at December 31, 2008

Subsequent Event - In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under the swap, the Company has agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. This swap is intended to reduce a portion of the variability of the future interest payments on the Company’s term loan facility for the period after the Company’s existing swaps expire. The table above does not include the swap entered into in January 2009.

As disclosed in Note 2 to our audited consolidated financial statements, as a matter of policy, we do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2007 and 2008, approximately $58.8 million and $96.9 million, respectively, of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit share receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Name	Age	Position
Nathaniel J. Lipman	44	President, Chief Executive Officer and Chairman of the Board of Directors
Robert G. Rooney	51	Executive Vice President and Chief Operating Officer
Todd H. Siegel	38	Executive Vice President and Chief Financial Officer
Thomas J. Rusin	40	President and Chief Executive Officer, North America
Steven E. Upshaw	38	President and Chief Executive Officer, Affinion International Limited
Leonard P. Ciriello	46	Executive Vice President and General Counsel
Brian J. Dick	52	Senior Vice President and Chief Accounting Officer
Marc E. Becker	36	Director
Robert B. Hedges, Jr.	50	Director
Stan Parker	33	Director
Eric L. Press	43	Director
Eric L. Zinterhofer	37	Director
Matthew H. Nord	29	Director
Kenneth Vecchione	54	Director
Richard J. Srednicki	61	Director
Peter W. Currie	58	Director

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

Todd H. Siegel was appointed Chief Financial Officer in November 2008 and has served as our Executive Vice President since October 17, 2005. Mr. Siegel also served as our General Counsel from October 17, 2005 to February 16, 2009. Mr. Siegel joined us in November 1999 as a member of the Membership Division of the Legal Department of Cendant and most recently served as General Counsel of Trilegiant starting in July 2003 and Cendant Marketing Group starting in January 2004. From 1997 to 1999, Mr. Siegel was employed as a corporate associate at Skadden, Arps, Slate, Meagher and Flom, LLP. From 1992 until 1994, he was employed as a certified public accountant with Ernst & Young.

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

Leonard P. Ciriello was appointed Executive Vice President and General Counsel on February 17, 2009. From 2007 to 2009, Mr. Ciriello was a corporate partner at McGuireWoods, LLP. From 2004 to 2007, he was Senior Counsel – Transactions at, and a consultant to, International Paper Company. From 1994 to September 1997, and from March 1998 to 2004, Mr. Ciriello was employed as a corporate associate at Skadden, Arps, Slate, Meagher & Flom. From September 1997 to March 1998, he was Senior Vice President and General Counsel of enherent Corp. (formerly PRT Group, Inc.), an information technology and software development company.

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

Marc E. Becker has been a director of Affinion since October 17, 2005. From October 17, 2005 to December 20, 2006 he served as the Chairman of the Board of Directors of Affinion. Mr. Becker is a partner of Apollo Global Management, LLC. He has been employed with Apollo Management, L.P. since 1996 and has served as an officer of certain affiliates of Apollo since 1999. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on several boards of directors, including Countrywide plc, Quality Distribution, Inc., Realogy Corporation and SOURCECORP Incorporated.

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

Stan Parker has been a director of Affinion since October 17, 2005. Mr. Parker is a partner of Apollo Global Management, LLC. He has been employed with Apollo Management, L.P. since 2000. From 1998 to 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. in its Financial Entrepreneurs Group within the Investment Banking division. Mr. Parker serves on several boards of directors, including AMC Entertainment Inc., CEVA Logistics, Momentive Performance Materials Holdings, Inc. and Quality Distribution, Inc.

Eric L. Press has been a director of Affinion since October 17, 2005. Mr. Press is a partner of Apollo Global Management, LLC. He has been employed with Apollo Management, L.P. since 1998 and has served as an officer of certain affiliates of Apollo Management, L.P. From 1992 to 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz specializing in mergers, acquisitions, restructurings and related financing transactions. Mr. Press serves on several boards of directors, including Harrah’s Entertainment, Inc., Innkeepers USA Trust, Metals USA, Inc., Noranda Aluminum Holding Corporation, Prestige Cruise Holdings and Verso Paper Corp. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group.

Eric L. Zinterhofer has been a director of Affinion since October 17, 2005. Mr. Zinterhofer is partner of Apollo Global Management, LLC. He has been employed with Apollo Management, L.P. since 1998. From 1994 to 1996, Mr. Zinterhofer was a member of the Corporate Finance Department at Morgan Stanley Dean Witter & Co. From 1993 to 1994, Mr. Zinterhofer was a member of the Structured Equity Group at J.P. Morgan Investment Management. Mr. Zinterhofer serves on the boards of directors of Unity Media SCA and iPCS, Inc.

Matthew H. Nord has been a director of Affinion since October 30, 2006. Mr. Nord is a principal of Apollo Global Management, LLC. He has been employed with Apollo Management, L.P. since 2003. Prior to that time, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on several boards of directors, including SOURCECORP Incorporated, Hughes Telematics and Noranda Aluminum Holding Corporation.

Kenneth Vecchione has been a director of Affinion since November 21, 2006. Mr. Vecchione is the Chief Financial Officer of Apollo Global Management, LLC. He has been employed with Apollo Management, L.P. since October 2007. From 1998 to 2006, Mr. Vecchione was employed by MBNA Corporation in various capacities. From 2004 to 2006, Mr. Vecchione served as Vice-Chairman and Chief Financial Officer of MBNA Corporation. From 2000 to 2004, he served as Chief Financial Officer and Director of MBNA America Bank N.A. and from 1998 to 2000 he served as Division Head of Finance. From 2000 to 2006, Mr. Vecchione was a member of the Executive and Management Committees of MBNA Corporation. Mr. Vecchione also sits on the boards of directors of International Securities Exchange and Western Alliance Bancorporation.

Richard J. Srednicki was named a director of Affinion on September 21, 2007. From January 2000 to August 2007, Mr. Srednicki was an Executive Vice President of JPMorgan Chase and was responsible for its credit card business, Chase Cardmember Services. Mr. Srednicki was also a member of JPMorgan Chase’s Executive Committee and Operating Committee. Previously, Mr. Srednicki held Chief Executive Officer positions with Sears, Roebuck and Co. and AT&T, as well as General Manager positions during his 13 years with Citibank.

Peter W. Currie has been a director of Affinion since December 31, 2007. From 2005 to 2007, Mr. Currie served as Executive Vice President and Chief Financial Officer of Nortel Networks Corporation. From 1997 to 2004, Mr. Currie was employed by Royal Bank of Canada, most recently holding the position of Vice Chairman and Chief Financial Officer of RBC Financial Group. From 1979 to 1992, Mr. Currie was employed by Nortel Networks Corporation in various finance positions, including general auditor, controller and vice president, finance for different business segments, and from 1994 to early 1997 as Senior Vice President and Chief Financial Officer. From 1992 to 1994, Mr. Currie served as Executive Vice President and Chief Financial Officer of North American Life Assurance Company. Mr. Currie serves on the board of directors of Canadian Tire Corporation Limited.

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

Named Executive Officers

For 2008, our named executive officers and their respective titles were as follows:

•	Nathaniel J. Lipman, President, Chief Executive Officer and Chairman of the Board

•	Todd H. Siegel, Executive Vice President, Chief Financial Officer (and until February 2009, our General Counsel)

•	Thomas A. Williams, Former Executive Vice President and Chief Financial Officer

•	Robert G. Rooney, Executive Vice President and Chief Operating Officer

•	Steven E. Upshaw, President and Chief Executive Officer, Affinion International

•	Thomas J. Rusin, President and Chief Executive Officer, North America

Messrs. Lipman, Siegel and Williams were named executive officers based on their current or former positions with us and Messrs. Rooney, Upshaw and Rusin are named executive officers based on their levels of compensation.

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of our specific annual, long-term and strategic goals, and which aligns executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our Comparison Group (as defined below). To that end, the Committee believes executive compensation packages provided by us to our executives, including the named executive officers, should include both cash and share-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The chief executive officer annually reviews the performance of each of our named executive officers (other than the chief executive officer, whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual incentive award target and actual payout amounts, are presented to the Committee, which has the discretion to modify any recommended adjustments or awards to executives.

The Committee has final approval over all compensation decisions for our named executive officers and approves recommendations regarding cash and equity awards to all of our officers.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured our annual and long-term incentive cash and share-based executive compensation programs to motivate our executives to achieve the business goals set by us and to reward the executives for achieving these goals. In making compensation recommendations, the Committee compares various elements of total compensation against publicly-traded and privately-held companies of similar annual revenue size (which may be in other industries), which we refer to as the “Comparison Group,” based on survey data provided to us by independent third-party compensation consultants Hewitt Associates, Inc. and Mercer Human Resource Consulting LLC. There is no established group of peer companies that is used regularly in the Comparison Group. The Committee generally targets compensation for the executive officers at the 50th percentile of compensation paid to similarly situated executives of our Comparison Group. However, the Committee may deviate from this 50th percentile target if it determines this is warranted by the experience level of the individual and market factors.

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

Salary levels are reviewed annually as part of our performance review process as well as upon a promotion or other material change in job responsibility. Merit based increases to salaries of the executives, including our named executive officers, are based on the Committee’s assessment of the individual’s performance.

In reviewing base salaries of our executives, the Committee primarily considers:

•	scope and/or changes in individual responsibility;

•	internal analysis of the executive’s compensation, both individually and relative to other officers; and

•	individual performance of the executive.

The Committee reviews these criteria collectively but does not assign a weight to any criterion when setting base salaries. Each base salary adjustment is made by the Committee subjectively based upon the foregoing.

On December 9, 2008, the Committee retroactively increased Mr. Lipman’s annual base salary effective as of October 17, 2008 from $585,000, or the Lipman 2008 Base Salary, to $600,000 based on the above criteria. Effective for 2008, the Committee approved an increase in the annual base salary of Mr. Siegel from $284,000 to $350,000 in connection with his promotion to Chief Financial Officer and the factors listed above.

For 2009, in light of the current economic environment, the Committee has elected to maintain the current annual base salaries of the following named executive officers: Mr. Siegel at $350,000, Mr. Rooney at $346,466, Mr. Upshaw at $319,800 (which includes Mr. Upshaw’s annual expatriate premium), and Mr. Rusin’s at $300,150.

Following Mr. Lipman’s request to the Board that his annual base salary be reduced in light of the current difficult macroeconomic climate and the fact that the other named executive officers were maintaining their 2008 annual base salaries, the Committee resolved on February 6, 2009 that Mr. Lipman’s annual base salary would be reduced to the Lipman 2008 Base Salary.

Performance-Based Incentive Compensation

Our annual incentive plan is an annual cash incentive program with payments determined based on performance against measurable annual financial goals. If the applicable performance goals are achieved, the payment of bonuses at target under our annual incentive plan, together with annual base salary, is designed to deliver annual cash compensation to our named executive officers on average at the 50th percentile of the cash compensation of executives in similarly sized organizations. The annual incentive plan is intended to focus the entire organization on meeting or exceeding an Adjusted EBITDA performance goal that is set at the beginning of each year and approved by the Committee, while also providing significant opportunity to reward individual contributions. The Committee uses Adjusted EBITDA as the performance goal because it is a critical metric used by management to direct and measure our business performance.

We believe that Adjusted EBITDA measures are clearly understood by both our employees and stockholders, and that achievement of the stated goals is a key component in the creation of long-term value for our stockholders. Except as may be determined by the Committee in its sole discretion, no bonuses are payable under the annual incentive plan if the Adjusted EBITDA performance goal established by the Committee for that year is not achieved. For 2008, the Committee established an Adjusted EBITDA performance goal of $315.0 million and reported that the actual Adjusted EBITDA was $311.4 million. Performance goals for 2009 have not yet been established.

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

The target bonus percentage (which in the aggregate applies to the discretionary and performance-based elements of the annual incentive bonus, each of which is weighted equally) for our named executive officers is established in their employment agreements. For 2008 and 2009, all of the named executive officers except for Mr. Lipman have target annual incentive bonuses equal to 100% of their respective annual base salaries. Because the Committee believes that a relatively greater proportion of the chief executive officer’s annual compensation should be subject to the achievement of the performance goals, Mr. Lipman’s target annual incentive bonus for fiscal years 2008 and 2009 is equal to 150% of his annual base salary. The Committee retains the right to pay bonuses to the named executive officers and other employees that are in addition to, or in lieu of, the bonuses described in their employment agreements, which bonuses may be based on company or individual performance goals not reflected in our annual incentive plan or purely discretionary.

For 2008, notwithstanding that our Adjusted EBITDA goal was not achieved, the Committee decided to fund a discretionary pool in recognition of strong year over year growth in a difficult macroeconomic climate. Such pool will be allocated based solely upon individual results and the individual’s impact on the business. Discretionary bonuses from the pool were allocated to our named executive officers as follows: 85% of Messrs. Lipman, Siegel, Rooney and Rusin’s target for 2008, and approximately 30% of Mr. Upshaw’s target due to performance of our international operations.

The discretionary element of the annual bonus is reported in column (d) of the Summary Compensation Table and the performance-based annual bonus is reported in column (g) of the Summary Compensation Table. For 2008, no amounts were reported in column (g) of the Summary Compensation Table due to the Committee decision to fund only a discretionary pool that was not based on performance.

Long-Term Equity Incentive Compensation

2007 Stock Award Plan

The Committee has not adopted a policy of regularly timed annual grants of equity under the 2007 Stock Award Plan.

Pursuant to a compensation committee resolution dated February 6, 2009, we will grant 710,000 options to the named executive officers and other key employees during 2009 in connection with their respective individual performance for 2008 and in an effort to retain key performers. Of the 710,000 options to be awarded, Mr. Siegel will receive as a result of his promotion to Chief Financial Officer a grant of 100,000 options with an exercise price equal to the fair market value of the common stock subject to the option on the grant date and Mr. Upshaw will receive, on account of his increased responsibilities, 150,000 options with an exercise price equal to the fair market value of the common stock subject to the option on the grant date. Mr. Rusin received an award of 100,000 options in May 2008 on account of his increased responsibilities.

Retirement Benefits

Our named executive officers are eligible to participate in our Employee Savings Plan. This plan is a tax-qualified retirement savings plan pursuant to which all U.S. based employees or U.S. expatriates are able to contribute on a before-tax basis the lesser of up to 25% of their annual salary or the limit prescribed by the Internal Revenue Service. As of January 1, 2009, we match 100% of the first 4% of each employee’s pay that is contributed to the Employee Savings Plan. All contributions to the Employee Savings Plan as well as any matching contributions are fully vested upon contribution.

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

Attributed costs of the perquisites described above for the named executive officers for fiscal years 2006, 2007 and 2008 are included in column (i) of the “Summary Compensation Table.”

Severance Payments

Employment agreements are currently in effect with Messrs. Lipman, Rooney, Siegel, Upshaw and Rusin. These employment agreements provide for severance payments in certain circumstances. The employment agreements are designed to promote stability and continuity of senior management.

In the event the employment of any of Messrs. Lipman, Siegel, Rooney or Rusin is terminated by us without “cause” (including as a result of our nonrenewal of his employment agreement) or they terminate their respective employment with us for “good reason,” the terminating executive will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs, provided he is employed on the last day of the prior fiscal year, as well periodic payments in the aggregate equal to: (i) in the case of Mr. Lipman, 200% of the sum of his annual base salary and target bonus, and (ii) in the case of either of Messrs. Siegel, Rooney and Rusin, 100% of the sum of their respective annual base salary and target bonus. If any of the employment of Messrs. Lipman, Siegel, Rooney or Rusin terminates due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary.

If Mr. Upshaw (i) wishes to repatriate to the U.S. to work for us, and is unable to secure a position with us of equal responsibility and base compensation, then he will have suffered a “constructive discharge,” (ii) has not indicated his intent to repatriate but has good reason to terminate his employment, or (iii) is terminated without cause, he will be entitled to receive a lump sum payment equal to one and one-half times his annual base salary and a pro-rata portion of his bonus target. Mr. Upshaw is not entitled to any type of severance payment in the event we timely exercised our right not to renew his employment agreement or he voluntarily terminates without good reason.

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

Accounting for Share-Based Compensation

The Company accounts for share-based payments under the 2005 Stock Incentive Plan and the 2007 Stock Award Plan in accordance with and to the extent required by FASB Statement 123(R).

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

THE COMPENSATION COMMITTEE

Marc E. Becker, Chairman
Eric L. Press

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of our named executive officers for the fiscal years ended December 31, 2008, 2007 and 2006.

(a)	(b)	(c)			(d)		(e)		(f)		(g)		(h)		(i)			(j)
Name and Principal Position	Year	Salary ($)			Bonus ($)(1)		Stock Awards ($)(2)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(4)			Total ($)
Nathaniel J. Lipman President, Chief Executive Officer & Chairman of the Board	2008 2007 2006	$ $ $	591,529 544,257 465,865		$ $ $	754,199 340,161 701,166	$ $ $	0 378,788 99,900	$ $ $	587,347 538,692 534,449	$ $ $	0 340,161 291,166	$ $ $	0 0 0	$ $ $	44,030 1,913,597 38,392	(5)	$ $ $	1,977,105 4,055,656 2,130,938

Todd H. Siegel Executive Vice President and Chief Financial Officer	2008 2007 2006	$ $ $	293,253 267,596 257,500		$ $ $	249,265 133,798 196,563	$ $ $	0 0 0	$ $ $	146,871 117,679 115,064	$ $ $	0 133,798 96,562	$ $ $	0 0 0	$ $ $	31,133 346,423 33,021	(6)	$ $ $	720,522 999,294 698,710

Thomas A. Williams Former Executive Vice President and Chief Financial Officer	2008 2007	$ $	362,250 350,000		$ $	0 740,000	$ $	66,633 66,633	$ $	179,741 150,548	$ $	0 175,000	$ $	0 0	$ $	31,140 432,562	(7)	$ $	639,764 1,914,743

Robert G. Rooney Executive Vice President and Chief Operating Officer	2008 2007 2006	$ $ $	346,847 334,750 334,750		$ $ $	294,496 200,851 275,532	$ $ $	0 0 0	$ $ $	170,498 141,305 138,698	$ $ $	0 167,375 150,531	$ $ $	0 0 0	$ $ $	30,849 410,323 32,132	(8)	$ $ $	842,690 1,254,604 931,643

Steven E. Upshaw President and Chief Executive Officer, Affinion International	2008 2007 2006	$ $ $	335,971 310,000 310,000	(9)	$ $ $	95,940 139,500 216,250	$ $ $	0 0 0	$ $ $	113,133 83,941 63,010	$ $ $	0 155,000 116,250	$ $ $	0 0 0	$ $ $	630,266 1,012,107 687,678	(10)	$ $ $	1,175,310 1,700,548 1,393,188

Thomas J. Rusin President and Chief Executive Officer, Affinion North America	2008		$300,150			$255,128		$0		$216,578		$0		$0		$29,482	(11)		$801,338

(1)	The amounts shown in this column for 2008 reflect annual bonuses earned in 2008 but paid in 2009 that were determined by the Committee in its discretion. Although performance targets were not met, and accordingly, pursuant to the terms of the bonus program neither the performance element nor the discretionary element were payable, the Committee funded a 2008 bonus pool of 85% of target for Messrs. Lipman, Siegel, Rooney and Rusin, and approximately 30% for Mr. Upshaw. For 2008, the target bonus of each named executive officer except for Mr. Lipman was 100% of their respective annual base salary. For 2008, Mr. Lipman’s target bonus was 150% of base salary.
(2)	The amounts shown in columns (e) and (f) reflect, for each named executive officer, the amounts of restricted stock and options that were expensed during fiscal year 2008, respectively, in accordance with the requirements of FASB Statement 123(R).
(3)	Because 2008 Adjusted EBITDA targets were not achieved, no amounts were payable for 2008 under the performance-based element of the annual bonus program.
(4)	The amounts shown in column (i) reflect, for each named executive officer: 2008 matching contributions we made on behalf of the named executive offers to the Employee Savings Plan (which is more fully described under “Retirement Benefits” above) in the amounts of $13,800 for Mr. Lipman, $13,793 for Mr. Siegel, $13,800 for Mr. Williams, $13,529 for Mr. Rooney, $13,375 for Mr. Upshaw and $13,800 for Mr. Rusin, and also certain annual perquisites disclosed in other footnotes to this Summary Compensation Table.
(5)	Includes certain annual perquisites provided by us, including for 2008 an automobile benefit valued at $30,230.
(6)	Includes certain perquisites provided by us, including an automobile benefit for 2008 valued at $17,340.
(7)	Includes certain perquisites provided by us, including an automobile benefit for 2008 valued at $17,340.
(8)	Includes certain perquisites provided by us, including an automobile benefit for 2008 valued at $17,340.
(9)	Includes an annual expatriate premium payment of $30,000.
(10)	In addition to the amounts described in footnote (4) above, this amount includes (i) an annual cost of living adjustment of $25,000, (ii) relocation and housing expenses of $232,356, (iii) U.S. tax equalization payment of $180,116, (iv) payment of UK taxes of $172,693, (v) an automobile benefit valued at $19,601, and (vi) tax advice/preparation expenses of $500.
(11)	Includes certain perquisites provided by us, including a U.S. automobile benefit for 2008 valued at $15,682, which includes a tax gross-up based on an assumed 25% federal and 5% state income tax rates.

Employment Agreements

The following paragraphs summarize the material terms of the employment agreements of our named executive officers who are currently employed by us. The severance provisions of these agreements are summarized under the heading “Potential Payments upon Termination or Change of Control.”

Nathaniel J. Lipman. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Lipman pursuant to which he serves as our Chairman of the Board, President and Chief Executive Officer. The initial term of the employment agreement is from November 9, 2007 through October 17, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Effective October 1, 2007, Mr. Lipman’s annual base salary was increased from $525,000 to $585,000, subject to annual review for potential increases. For 2008, Mr. Lipman was eligible for an annual target bonus of 150% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Todd H. Siegel. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Siegel pursuant to which he serves as an Executive Vice President and our General Counsel. Mr. Siegel replaced Mr. Williams as the Company’s Chief Financial Officer effective as of November 24, 2008. The initial term of the agreement is November 9, 2007 through June 1, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Although the agreement reflects an annual base salary of $275,000, Mr. Siegel’s annual base salary was increased to $284,000 on February 26, 2008 pursuant to a compensation committee resolution. Mr. Siegel’s annual base salary was further increased to $350,000 in connection with his promotion to Chief Financial Officer. Mr. Siegel is also eligible for an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Robert G. Rooney. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Rooney pursuant to which he serves as an Executive Vice President and our Chief Operating Officer. The initial term of the agreement is from November 9, 2007 through June 15, 2010. After the initial term, the employment agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflects an annual base salary of $334,750, subject to annual review for potential increases. Mr. Rooney is eligible to receive an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Steven E. Upshaw. On June 15, 2004, we entered into an employment agreement with Mr. Upshaw pursuant to which he serves as President and as the Chief Executive Officer of Affinion International Limited. The initial term of the agreement was from June 1, 2004 to June 1, 2006, but was extended to August 31, 2008. Mr. Upshaw’s employment agreement provides for an annual base salary of $225,000, subject to annual review for potential increases. Mr. Upshaw’s 2008 base salary was $319,800 (inclusive of the annual expatriate premium). For 2008, Mr. Upshaw’s target bonus was 100% of his base salary subject to the attainment of performance goals established by the Committee under our annual performance plan. Mr. Upshaw receives a $30,000 expatriate premium and a $25,000 cost of living adjustment for each year he is located in the U.K. We also provide Mr. Upshaw with the following perquisites: (1) a company vehicle and a vehicle allowance for a second automobile, as well as payment for ownership and operating expenses for those automobiles, and (2) a housing and utilities allowance. Mr. Upshaw has not utilized his second automobile allowance for 2008. Mr. Upshaw also is entitled to benefits available to senior expatriate employees.

Mr. Upshaw’s agreement was amended by letter agreement in December 2008 so as to comply with Section 409A of the Internal Revenue Code of 1986, as amended. No economic terms were amended by that letter agreement.

Thomas J. Rusin. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Rusin pursuant to which he serves as President and Chief Executive Officer, North America. The initial term of the agreement is from November 9, 2007 through June 1, 2010. After the initial term, the new employment agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflects an annual base salary of $290,000, subject to annual review for potential increases. Mr. Rusin is eligible to receive an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Restrictive Covenants. Each of the named executive officers (with the exception of Mr. Upshaw) is subject to restrictive covenants contained in their employment agreements, which are identical to covenants they are subject to in their capacity as shareholders under the Management Investor Rights Agreement. Mr. Upshaw is subject to the covenants in the Management Investor

Rights Agreement as a party to that agreement and is also subject to a nondisclosure obligation under his employment agreement. Each named executive officer is prohibited from soliciting our employees, customers, suppliers, and licensees for three (3) years following his or her termination of employment and prohibited from competing with us and our affiliates for two (2) years following termination of employment. Each named executive officer is also subject to post-termination nondisclosure obligations relating to confidential company information.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2008

The following table presents information regarding the equity awards granted to our named executive officers during fiscal year 2008.

(a)	(b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			(i)	(j)	(k)	(l)
		(c)	(d)	(e)	(f)	(g)	(h)
Name	Grant Date	Threshold ($)	Target ($) (1)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Nathaniel J. Lipman	—	—	$887,293	—	—	—	—	—	—	—	—
Todd H. Siegel	—	—	$293,253	—	—	—	—	—	—	—	—
Thomas A. Williams	—	—	$362,250	—	—	—	—	—	—	—	—
Robert G. Rooney	—	—	$346,847	—	—	—	—	—	—	—	—
Steven E. Upshaw	—	—	$335,971	—	—	—	—	—	—	—	—
Thomas J. Rusin(2)			$300,150						100,000	$13.02	$674,000

(1)	Reflects target annual bonuses approved by the Committee for fiscal year 2008.
(2)	Reflects grant of options on May 13, 2008 to Mr. Rusin, 25% of which will become exercisable on each of the first four anniversaries of the grant date.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2008 (with each share amount and exercise price adjusted to reflect Holdings’ stock split and the adjustment to the exercise price on account of the dividends paid in 2007).

(a)	Option Awards								Stock Awards
	(b)		(c)		(d)		(e)	(f)	(g)		(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)		Option Exercise Price ($) (3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Nathaniel J. Lipman(4)	7,875		23,625		—		$13.02	11/30/2017	—		—	—	—
	364,140	(Tranche A)	242,760	(Tranche A)	—		$1.43	10/17/2015	—		—	—	—
	—		—		303,450	(Tranche B)	$1.43	10/17/2015	—		—	—	—
	—		—		303,450	(Tranche C)	$1.43	10/17/2015	—		—	—	—
Todd H. Siegel	4,725		14,175		—		$13.02	11/30/2017	—		—	—	—
	78,397	(Tranche A)	52,265	(Tranche A)	—		$1.43	10/17/2015	—		—	—	—
	—		—		65,331	(Tranche B)	$1.43	10/17/2015	—		—	—	—
	—		—		65,331	(Tranche C)	$1.43	10/17/2015	—		—	—	—
Thomas A. Williams	4,725		14,175		—		$13.02	11/30/2017	21,000	(5)	$320,250	—	—
	67,200	(Tranche A)	100,800	(Tranche A)	—		$1.43	10/30/2016	—		—	—	—
					84,000	(Tranche B)	$1.43	10/30/2016	—		—	—	—
					84,000	(Tranche C)	$1.43	10/30/2016	—		—	—	—
Robert G. Rooney	4,725		14,175		—		$13.02	11/30/2017	—		—	—	—
	94,500	(Tranche A)	63,000	(Tranche A)	—		$1.43	10/17/2015	—		—	—	—
	—		—		78,750	(Tranche B)	$1.43	10/17/2015	—		—	—	—
	—		—		78,750	(Tranche C)	$1.43	10/17/2015	—		—	—	—
Steven E. Upshaw	4,725		14,175		—		$13.02	11/30/2017	—		—	—	—
	30,202	(Tranche A)	20,135	(Tranche A)	—		$1.43	10/17/2015	—		—	—	—
	—		—		25,169	(Tranche B)	$1.43	10/17/2015	—		—	—	—
	—		—		25,168	(Tranche C)	$1.43	10/17/2015	—		—	—	—
	9,450	(Tranche A)	6,300	(Tranche A)	—		$1.43	11/16/2015	—		—	—	—
	—		—		7,875	(Tranche B)	$1.43	11/16/2015	—		—	—	—
	—		—		7,875	(Tranche C)	$1.43	11/16/2015	—		—	—	—
	10,500	(Tranche A)	15,750	(Tranche A)	—		$1.43	10/16/2016	—		—	—	—
	—		—		13,125	(Tranche B)	$1.43	10/16/2016	—		—	—	—
	—		—		13,125	(Tranche C)	$1.43	10/16/2016	—		—	—	—

	Option Awards								Stock Awards
(a)	(b)		(c)		(d)		(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)		Option Exercise Price ($) (3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Thomas J. Rusin	4,725		14,175		—		$13.02	11/30/2017	—	—	—	—
	—		100,000		—		$13.02	05/13/2018
	50,980	(Tranche A)	33,986	(Tranche A)	—		$1.43	10/17/2015	—	—	—	—
	—		—		42,483	(Tranche B)	$1.43	10/17/2015	—	—	—	—
	—		—		42,483	(Tranche C)	$1.43	10/17/2015	—	—	—	—
	2,100	(Tranche A)	3,150	(Tranche A)	—		$1.43	06/01/2016	—	—	—	—
	—		—		2,625	(Tranche B)	$1.43	06/01/2016	—	—	—	—
	—		—		2,625	(Tranche C)	$1.43	06/01/2016	—	—	—	—

(1)	All Tranche A, Tranche B and Tranche C options identified in this table are options to purchase shares of Holdings’ common stock under Holdings’ 2005 Stock Incentive Plan. Except for the options granted to Mr. Upshaw on November 16, 2005 and October 16, 2006, the options granted to Mr. Williams on October 30, 2006, and the options granted to Mr. Rusin on June 1, 2006 all options granted to the named executive officers under Holdings’ 2005 Stock Incentive Plan were granted on October 17, 2005. Vested options will expire earlier than the date indicated in column (f) if the executive terminates his relationship with us prior to the expiration date.
(2)	Twenty percent of the Tranche A options vest and become exercisable on each of the first five anniversaries of the grant date. In the event of a sale of Holdings, any unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon the executive’s termination by us without cause, by the executive for good reason or as a result of the executive’s death or disability.

The Tranche B options vest on the eighth anniversary of the grant date, or, if earlier, the date on which a 20% or greater investor internal rate of return is realized.

The Tranche C options vest on the eighth anniversary of the grant date or, if earlier, the date on which a 30% or greater investor internal rate of return is realized.

Options not designated as either Tranche A, Tranche B or Tranche C are scheduled to vest with respect to 25% of the shares subject to such option on each of the first four anniversary dates of the grant.

(3)	On January 30, 2007, the Committee reduced the exercise price of all Tranche A, Tranche B and Tranche C options from $10.00 per share to $3.00 per share as an equitable adjustment required by the 2005 Stock Incentive Plan in connection with the extraordinary dividends on Holdings’ common stock paid on January 31, 2007, which was further adjusted for Holdings’ stock split to $1.43 per share. Options granted after January 30, 2007 were unaffected.
(4)	Mr. Lipman’s Tranche A options vest as described in footnote (2) but are subject to the further requirement that upon termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, the options will vest as if he continued to be employed by us until the second anniversary of the date of such termination, but only to the extent Mr. Lipman complies with certain contractual restrictive covenants.
(5)	These unvested shares were forfeited in connection with Mr. Williams’ resignation in November 2008.

On October 17, 2005, Holdings adopted its 2005 Stock Incentive Plan. The plan allows Holdings to grant nonqualified stock options, rights to purchase shares of Holdings common stock and awards of restricted shares of Holdings common stock to Holdings and its affiliates’ directors, employees and consultants. The plan is administered by the Committee, which has the power to grant awards under the plan, select eligible persons to receive awards under the plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the provisions of the plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the plan.

In the event of Holdings’ change in control, Holdings may, but is not obligated to, purchase then-outstanding options for a per option amount equal to the amount per share received in respect of the shares sold in the change in control transaction less the option price multiplied by the number of shares subject to the option. Stock awards will have a purchase price as determined by Holdings’ compensation committee and evidenced by an award agreement. Holdings may amend or terminate the plan at any time, but no such action as it pertains to an existing award may materially impair the rights of an existing holder without the consent of the participant.

Both time and performance-based vesting options have been awarded under the 2005 Stock Incentive Plan.

On November 7, 2007, the board of directors of Holdings adopted its 2007 Stock Award Plan, under which our employees, directors and other service providers are eligible to receive awards of Holdings common stock. The rationale for the plan was to provide a means through which Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Holdings and its affiliates to acquire and maintain an equity interest in Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Holdings’ stock price. Upon adoption of the 2007 Stock Award Plan, no additional grants may be made under Holdings’ 2005 Stock Incentive Plan.

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

OPTION EXERCISES AND STOCK VESTED

No stock options were exercised by our named executive officers during 2008 and no named executive officer vested in shares of restricted stock during 2008. Accordingly, a corresponding table has been intentionally omitted.

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

Participating executives may select any combination of the deemed investment options offered by the plan. Participating executives’ accounts are notionally credited with earnings or losses based on the earnings or losses of their selected investment vehicles. Participating executives are generally 100% vested in their elective contributions to the Deferred Compensation Plan.

The plan provides that benefits under the plan will be paid to a participating executive as follows: (i) benefits designated to the participant’s retirement account will be paid upon the participating executive’s retirement, (ii) benefits designated to the participant’s in-service account will be paid upon the June 1st of the scheduled payment year elected; provided, however, that upon a participating executive’s separation from service (other than retirement) or death all vested amounts credited to either the retirement and/or the in service account of the participating executive will be distributed. In addition to the foregoing distribution events, the plan’s administrator can permit an early distribution of part or all of any amounts deferred by a participating executive under the plan if the plan’s administrator determines that such executive or such executive’s spouse or dependent has experienced a severe, unforeseeable financial hardship arising as a result of events beyond the executive’s control.

If a participating executive is entitled to receive a benefit payment under the plan the benefit payment will become payable as soon as administratively feasible, but no later than 60 days, following the applicable distribution event (or to the extent required to comply with Code Section 409A of the Internal Revenue Code of 1986, as amended, six full calendar months after such event). In general, benefits can be paid either in a lump sum payment or in annual installments, or a combination thereof, depending on the participating executive’s election made at the time of deferral and the nature of the specific distribution event, or if none in the default form(s) of payment provided for in the plan.

The following table summarizes the contributions, balances, earnings and distributions of and with respect to non-qualified deferred compensation for each of our named executive officers for the fiscal year ended December 31, 2008.

Name	Executive Contributions in 2008 ($)(1)	Registrant Contributions in 2008 ($)	Aggregate Earnings in 2008 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/08 ($)
Nathaniel J. Lipman	100,000		$(45,242)		$158,355
Todd H. Siegel
Thomas A. Williams
Robert G. Rooney	100,000		$(73,793)		$129,493
Steven E. Upshaw
Thomas J. Rusin

(1)	This column reflects amounts of the 2007 bonuses of Messrs. Lipman and Rooney that would have otherwise been paid to them in 2008 but which they elected to defer under our Deferred Compensation Plan and earnings on such deferrals during 2008. Messrs. Lipman and Rooney also each elected to defer $100,000 of their 2008 bonuses (to be paid to them in 2009). This deferral will be reflected in this table for 2009 fiscal year.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment as provided under named executive officers’ employment agreements in effect for 2008. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of December 31, 2008, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.

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

The tables below reflect that Messrs. Lipman, Siegel, Rooney, Upshaw and Rusin would have been entitled under their respective employment agreements to a lump sum payment equal to 100% of the respective executive’s base salary upon the executive’s termination of employment on account of his death or disability.

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

“Good reason” generally means: (i) in Mr. Lipman’s case, our failure to use commercially reasonable efforts to cause the executive to continue to be elected as a member of the Board; (ii) our material failure to fulfill our obligations under their employment agreement, (iii) a material and adverse change to, or a material reduction of, the executive’s duties and responsibilities, (iv) a reduction in the executive’s annual base salary or target bonus (excluding any reduction related to a broader compensation reduction that is not limited to executive specifically and that is not more than 10% in the aggregate or any reduction to which the executive consents) or (v) the relocation of the executive’s primary office to a location more than 35 miles from his current work location. We have a 30 day cure right following timely notice of any event constituting good reason from the executive.

“Cause” generally means: the executive’s (i) conviction of a felony or a crime of moral turpitude; (ii) conduct that constitutes fraud or embezzlement; (iii) willful misconduct or willful gross neglect; (iv) continued willful failure to substantially perform his duties; or (v) his material breach of his employment agreement. The executive has certain cure rights with respect to the acts set forth in (iv) and (v).

The named executive officers are only entitled to receive severance payments so long as they comply with their restrictive covenants regarding non-disclosure of confidential information, non-solicitation of employees, non-competition, and proprietary rights, each during and for specified periods after employment.

Payment of severance is conditioned on the named executive officer or his legal representative executing a separation agreement and general release of claims against us and our affiliates.

Nathaniel J. Lipman

In the event Mr. Lipman’s employment is terminated by us without cause (including as a result of our nonrenewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs, provided he is employed on the last day of the prior fiscal year, as well as the payment in eight quarterly installments commencing on the date of termination of an amount equal to 200% of the aggregate amount of his annual base salary and target bonus. If Mr. Lipman’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Lipman violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Lipman’s employment on December 31, 2008 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$1,774,586	$1,774,586	X	X	X
Cash Severance	X	X	X	$1,200,000	$1,200,000	$600,000	$600,000	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Lipman’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Lipman’s options in connection with such a sale is impossible to calculate. Mr. Lipman’s option agreement also provides that upon his termination of employment by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, his options will vest as if he continued to be employed by us until the second anniversary of his termination date, subject to his compliance with certain restrictive covenants. The value of the acceleration of vesting of Mr. Lipman’s options in connection with any such termination is impossible to calculate.

Todd H. Siegel

In the event Mr. Siegel’s employment is terminated by us without cause (including as a result of our non-renewal of the agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of the new employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs, provided he is employed on the last day of the prior fiscal year, as well as the payment in six quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Siegel’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Siegel violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2008 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$293,253	$293,253	X	X	X
Cash Severance	X	X	X	$350,000	$350,000	$350,000	$350,000	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Siegel’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Siegel for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Siegel’s options in connection with such a sale is impossible to calculate.

Robert G. Rooney

In the event Mr. Rooney’s employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs, provided he is employed on the last day of the prior fiscal year, as well as the payment in six quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Rooney’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Rooney violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Rooney’s employment on December 31, 2008:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$346,847	$346,847	X	X	X
Cash Severance	X	X	X	$346,466	$346,466	$346,466	$346,466	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Rooney’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Rooney for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Rooney’s options in connection with such a sale is impossible to calculate.

Steven E. Upshaw

If Mr. Upshaw (i) wishes to repatriate to the U.S. to work for us, and is unable to secure a position with us of equal responsibility and base compensation, then he will have suffered a “constructive discharge,” (ii) has not indicated his intent to repatriate but has good reason to terminate his employment, or (iii) is terminated without cause, he will be entitled to receive a lump sum payment equal to one and one-half times his annual base salary and a pro-rata portion of his bonus target.

The following table shows the potential payments upon termination of Mr. Upshaw’s employment on December 31, 2008 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$335,971	$335,971	X	X	X
Cash Severance	X	X	X	$479,700	$479,700	X	X	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Upshaw’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Upshaw for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Upshaw’s options in connection with such a sale is impossible to calculate.

Thomas J. Rusin

In the event Mr. Rusin’s employment is terminated by us without cause (including as a result of our non-renewal of the agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of the new employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned for any fiscal year ended prior to the year in which the date of termination occurs, provided he is employed on the last day of the prior fiscal year, as well as the payment in six quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Rusin’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Rusin violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Rusin’s employment on December 31, 2008 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$300,150	$300,150	X	X	X
Cash Severance	X	X	X	$300,150	$300,150	$300,150	$300,150	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Rusin’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Siegel for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Rusin’s options in connection with such a sale is impossible to calculate.

DIRECTOR COMPENSATION

We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill-level required by the members of our board of directors. The members of our board of directors also serve on the board of directors of Holdings for no additional compensation.

Director Compensation

Our non-employee directors receive annual compensation in the amount of $45,000 payable in equal quarterly installments, plus $2,000 for each regular or special meeting of our board of directors or board committee that they attend in person, plus an additional $1,000 for each regular or special meeting of our board of directors or board committee that they attend by teleconference. In addition, Mr. Kenneth Vecchione receives $15,000 for serving as the chairman of the audit committee of the board of directors and Mr. Robert B. Hedges, Jr., Mr. Richard J. Srednicki and Mr. Peter W. Currie each receive $7,500 for serving on the audit committee of the board of directors. Our directors are also eligible to participate in the 2007 Stock Award Plan. Directors who are our employees receive no compensation for their service as directors.

Director Summary Compensation Table

The table below summarizes the compensation paid by us and earned or accrued by non-employee directors for the fiscal year ended December 31, 2008.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc E. Becker	$53,000	$0	$0	$0	$0	$53,000
Robert B. Hedges, Jr.	$68,500	$0	$0	$0	$0	$68,500
Matthew H. Nord	$52,000	$0	$0	$0	$0	$52,000
Stan Parker	$53,000	$0	$0	$0	$0	$53,000
Eric L. Press	$53,000	$0	$0	$0	$0	$53,000
Kenneth Vecchione	$76,000	$0	$0	$0	$0	$76,000
Eric L. Zinterhofer	$47,000	$0	$0	$0	$0	$47,000
Richard J. Srednicki	$68,500	$0	$0	$0	$0	$68,500
Peter W. Currie	$68,500	$0	$0	$0	$0	$68,500

(1)	Mr. Lipman, our Chairman of the Board, President and Chief Executive Officer, is not included in this table as he is our employee and thus receives no compensation for his services as a director (except as described above). The compensation received by Mr. Lipman as our employee is shown in the Summary Compensation Table.
(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with FASB Statement 123(R). As of December 31, 2008, each director had the following number of options outstanding (as adjusted for our stock split), all of which were fully vested when granted: Marc E. Becker, 31,500; Stan Parker, 31,500; Eric L. Press, 31,500; Eric L. Zinterhofer, 31,500; Matthew H. Nord, 31,500; Kenneth Vecchione, 47,250; Robert B. Hedges, Jr., 39,375; Richard J. Srednicki, 21,000; and Peter W. Currie, 21,000. The FASB 123(R) grant date values for options of our directors were reported fully in the Director Summary Compensation tables in our 2006 and 2007 Forms 10-K because those options were fully vested upon grant.

Compensation Committee Interlocks and Insider Participation

During 2008, the members of our compensation committee consisted of Messrs. Becker and Press, both of whom are principals and stockholders of Apollo, our controlling stockholder. Neither director has ever been one of our officers or employees. During 2008 neither director had any relationship that requires disclosure in this Report as a transaction with a related person. During 2008, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on such board of directors, none of our executive officers served as a director of another entity, one of whose executive officers served on such board of directors, and none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Holdings owns 100% of our capital stock.

The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of February 26, 2009 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of the Board of Directors of Holdings and (iv) all of our executive officers and members of the Board of Directors of Holdings as a group.

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

In connection with the Transactions, the Company issued to Cendant warrants that are currently exercisable into 4,437,170 shares of common stock of the Company. On February 26, 2009, the exercise price of the warrant was $10.38, which reflects an adjustment, made to the exercise price as a result of the dividends and distributions made on Holdings’ common stock. The warrants are currently held by Apollo and Wyndham.

In addition, Apollo and Wyndham hold 29,893 shares of preferred stock in Holdings (which is after the redemption of 95,107 shares of preferred stock on January 31, 2007 for an aggregate redemption price of $106.0 million). The face amount of the remaining shares of preferred stock was adjusted to account for the unpaid dividends resulting in a face amount of approximately $33.3 million for the remaining 29,893 shares of Holdings preferred stock. The preferred stock does not entitle or permit its holder to vote on any matter required or permitted to be voted upon by holders of common stock (except as required by applicable law), entitles its holder to receive dividends of 8.5% per annum (payable, at Holdings’ option, either in cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. The preferred stock is redeemable at Holdings’ option at any time, subject to the applicable terms of our debt instruments and applicable laws. The preferred stock is redeemable at Holdings’ option upon a change of control for a price equal to 101% of the then-current face amount, plus any accrued and unpaid dividends. Holdings is required to redeem the preferred stock (i) at the holder’s option upon a change of control of Holdings at a price equal to the then-current face amount, plus any accrued and unpaid dividends, (ii) in part (A) upon certain dispositions of Holdings’ equity securities held by Parent LLC, (B) if Parent LLC receives from Holdings, or its affiliates, cash or marketable securities in respect of the equity securities of Holdings it holds or (C) Holdings pays any cash dividends or makes other cash distributions on its equity securities, in each case at a price equal to the then-current face amount, plus any accrued and unpaid dividends and (iii) on the twelfth anniversary of the closing of the Transactions at a price equal to the then-current face amount, plus any accrued and unpaid dividends. The preferred stock is exchangeable, at the option of Holdings, for debt securities having economic terms no less favorable than the preferred stock.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Apollo Management V, L.P.(a)	60,523,231	96.8%
Nathaniel J. Lipman(b)	897,015	1.5%
Thomas A. Williams(c)	124,425	*
Robert G. Rooney(d)	309,225	*
Todd H. Siegel(e)	236,842	*
Steven E. Upshaw(f)	114,097	*
Thomas J. Rusin(g)	157,765	*
Marc E. Becker(h)(i)	31,500	*

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Robert B. Hedges, Jr.(j)	39,375	*
Matthew H. Nord(h)(i)	31,500	*
Stan Parker(h)(i)	31,500	*
Eric L. Press(h)(i)	31,500	*
Kenneth Vecchione(h)(k)	47,250	*
Eric L. Zinterhofer(h)(i)	31,500	*
Richard J. Srednicki(l)	21,000	*
Peter W. Currie(l)	21,000	*
Directors and executive officers as a group (16 persons)(m)	2,025,694	3.3%

(*)	Less than one percent.
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

(b)	Includes 364,140 shares of common stock issuable upon the exercise of Tranche A options and 7,875 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that are currently exercisable or exercisable within 60 days. Does not include 873,285 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Stock Award Plan options that remain subject to vesting.
(c)	Includes 67,200 shares of common stock issuable upon the exercise of Tranche A options and 4,725 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that are currently exercisable or exercisable within 60 days.
(d)	Includes 94,500 shares of common stock issuable upon the exercise of Tranche A options and 4,725 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that are currently exercisable or exercisable within 60 days. Does not include 234,675 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Stock Award Plan options that remain subject to vesting.
(e)	Includes 78,397 shares of common stock issuable upon the exercise of Tranche A options and 4,725 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that are currently exercisable or exercisable within 60 days. Does not include 297,102 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Stock Award Plan options that remain subject to vesting.
(f)	Includes 50,152 shares of common stock issuable upon the exercise of Tranche A options and 4,725 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that are currently exercisable or exercisable within 60 days. Does not include 298,697 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Stock Award Plan options that remain subject to vesting.
(g)	Includes 53,080 shares of common stock issuable upon the exercise of Tranche A options and 4,725 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that are currently exercisable or exercisable within 60 days. Does not include 241,527 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Stock Award Plan options that remain subject to vesting.
(h)	Messrs. Becker, Parker, Press, Vecchione, Zinterhofer and Nord are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Parker, Press, Vecchione, Zinterhofer and Nord may be deemed to be the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.
(i)	Consists of 31,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(j)	Consists of 39,375 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(k)	Consists of 47,250 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(l)	Consists of 21,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(m)	Includes 652,344 shares of common stock issuable upon the exercise of Tranche A options, 28,825 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options and 286,125 shares of common stock issuable upon the exercise of Board of Director grants that are currently exercisable or exercisable within 60 days. Does not include 2,186,611 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Stock Award Plan options that remain subject to vesting.

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Transactions on October 17, 2005, Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”) and the Plan was approved by the stockholders of Holdings. The Plan authorizes the board of directors of Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Holdings common stock to directors and employees of, and consultants to, Holdings and its subsidiaries, including us. No additional grants may be made under the 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below.

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

For additional discussion of our equity compensation, including the 2005 Plan and the 2007 Plan, see Note 14 to our audited consolidated financial statements included elsewhere herein.

The table below summarizes the equity issuances under the 2005 Plan and the 2007 Plan as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by securityholders	4,386,039	$1.60	—
Equity compensation plans not approved by securityholders	821,115	$13.02	9,178,885
Total	5,207,154	$3.40	9,178,885

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

In connection with the purchase agreement, Cendant agreed to specific indemnification obligations with respect to the pending matters described below and other matters which have subsequently been resolved.

As publicly announced, as part of a plan to split into four independent companies, Cendant has (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a publicly traded company which owns the vehicle rental business (“Avis/Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company and Holdings in connection with the Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham continues to hold a portion of the preferred stock and warrants issued by Holdings in connection with the Acquisition. Realogy was subsequently acquired by an affiliate of Apollo.

Excluded Litigation. Cendant has agreed to fully indemnify the indemnified parties with respect to any pending or future litigation, arbitration, or other proceeding relating to the facts and circumstances of Fortis and the accounting irregularities in the former CUC International, Inc. announced on April 15, 1998.

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for, among others: (i) breaches of its representations and warranties with respect to legal proceedings that (x) occur after the date of the purchase agreement, (y) relate to facts and circumstances related to the business of AGLLC or AIH and (z) constitute a breach or violation of its compliance with law representations and warranties; (ii) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or AIH; and (iii) the August 2005 Suit.

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

Ancillary Agreements to the Purchase Agreement

In addition to the purchase agreement described above in connection with the Transactions, we and Holdings entered into the following agreements with Apollo, management, Realogy and Wyndham (in their individual capacities or as successors to Cendant) for which payments have been made in the last three years:

Consulting Agreement

On October 17, 2005, Apollo entered into a consulting agreement with us for the provision of certain structuring and advisory services, pursuant to which we paid Apollo a fee of $20.0 million for services rendered in connection with the Transactions and reimbursed Apollo for certain expenses incurred in rendering those services.

The consulting agreement also allows Apollo and its affiliates to provide certain advisory services to us for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of us, whichever is earlier. The agreement may be terminated earlier by mutual consent. We pay Apollo an annual fee of $2.0 million for these services commencing in 2006. If we consummate a transaction involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

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

Cendant Patent License Agreements

We agreed to grant to Cendant a non-exclusive license to the Netcentives patents (the portfolio of patents relating to online award redemption programs) through December 31, 2006, that included the exclusive right to enforce the patents against third parties within the field of (i) online sales, marketing and distribution of travel services and products, and (ii) servicing certain airlines. Cendant agreed to pay us a royalty for the exclusive right, in the aggregate amount of $11.25 million, which was payable in quarterly installments of $2.25 million, on each of November 15, 2005, and February 15, May 15, August 15 and November 15, 2006. We retained the right to grant a non-exclusive license to Maritz for the purpose of resolving the outstanding litigation with that company. We also agreed to grant a royalty-free, non-exclusive license to Cendant to certain other patents for use in Cendant’s and its affiliates’ businesses for the duration of such patents. Cendant agreed to issue to us a royalty-free, non-exclusive license to certain other patents for use in our and our subsidiaries’ business for the duration of such patents. Cendant also agreed to issue a royalty-free, non-exclusive license to certain retained patents to the extent that it was owned by Cendant and used by us within the six-month period before the effective date of the purchase agreement.

Intercompany Agreements

General. AGLLC, Affinion International and their respective subsidiaries historically have had arrangements with Cendant and/or certain of its direct and indirect subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operational support (including travel agency support and software licensing), shared facilities and profit-sharing arrangements related to the marketing of certain insurance programs. On October 17, 2005, these arrangements were terminated and we have subsequently entered into new agreements with Cendant and/or certain subsidiaries that require the parties to provide services similar to those provided prior to the Transactions. See Note 16 to our consolidated financial statements included elsewhere herein.

Marketing Agreements. On October 17, 2005, we entered into agreements relating to the marketing of AGLLC’s membership programs with Cendant and/or its subsidiaries, including Budget Rent A Car System, Inc., Travel Link Group, Inc., Cendant Hotel Group, Inc., Trip Network, Inc., Orbitz, LLC and Resort Condominiums International, LLC. These agreements permit us to solicit customers of these parties for our membership programs through various direct marketing methods, which may include mail, telemarketing and online solicitation methods. These agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. These agreements expire on December 31, 2010 (subject to automatic one-year renewal periods) and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months’ prior written notice to us. One of the agreements is also terminable by either party upon 90 days’ prior written notice to us. They are also terminable if the parties fail to agree on certain creative materials to be used in connection therewith. The payment terms of each marketing agreement differ, but generally involve the payment by us of either a fee for each call transferred under such marketing agreement, a bounty for each user that enrolls as a member of a membership program or a percentage of net membership revenues. The expense for such services was $3.7 million, $3.3 million and $3.6 million for the years ended December 31, 2006, 2007 and 2008, respectively.

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

Loyalty Agreements. On October 17, 2005, certain of our subsidiaries entered into agreements with Cendant and its subsidiaries relating to Cendant’s loyalty and rewards programs to provide services to certain Cendant parties. The Cendant-party is generally charged one or more of the following fees relating to these services: an initial fee to implement a particular loyalty program; a management/administration fee; a redemption fee related to redeemed rewards and a booking fee related to bookings by loyalty program members. The revenue for such services attributable to agreements with Realogy and Wyndham related entities was $11.4 million, $12.2 million and $10.4 million for the years ended December 31, 2006, 2007 and 2008, respectively. Each of these loyalty and rewards agreements expire on December 31, 2009, subject to automatic one-year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice.

In connection with these agreements, we formed Affinion Loyalty, LLC, a special purpose, bankruptcy remote subsidiary which is a wholly-owned subsidiary of Trilegiant Loyalty Solutions, Inc. (“TLS”). Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Affinion Loyalty, LLC under a non-exclusive limited license. Affinion Loyalty, LLC entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Affinion Loyalty, LLC sublicenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

On June 30, 2008, the Company entered into an Assignment and Assumption Agreement (“AAA”) with Avis/Budget, Wyndham and Realogy. Prior to this transaction, these Cendant entities provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on sending by the credit card holders. Under the AAA, the Company assumed all of the liabilities and obligations of the Avis/Budget, Wyndham and Realogy relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, on the June 30, 2008 closing date, the Company received cash and receivables with a fair value substantially equivalent to the fair value of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date. The receivables due and payable to the Company over a three-year period following the closing date are $6.75 million, $6.5 million and $4.75 million, respectively.

Other Operational Support Agreements. On October 17, 2005, Affinion International (formerly known as CIMS) entered into an agreement pursuant to which Affinion International will continue to use RCI Europe as its exclusive provider of travel services for the benefit of Affinion International’s members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI has a right of first refusal to offer travel services in other countries where Affinion International’s members are located. Affinion International will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement expires ten years from October 17, 2005, subject to either party’s right to terminate the agreement on or after the third anniversary of this date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expense for such services was $5.8 million, $5.2 million and $4.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

On August 22, 2008, the Company entered into an agreement to acquire certain assets and assume certain liabilities of RCI Europe. The acquisition closed during the fourth quarter of 2008 for nominal consideration. Under the agreement, the Company acquired all of the assets and assumed all of the liabilities of RCI Europe’s travel services business that served the Company’s customers in Europe. Following this acquisition, the Company now provides travel services directly to its customers.

Shared Facilities Agreements. On October 17, 2005, certain of our subsidiaries entered into agreements to continue cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the existing related inter-company arrangements. The revenue for such services attributable to Realogy and Wyndham related entities was $1.7 million, $1.5 million and $1.7 million for the years ended December 31, 2006, 2007 and 2008, respectively. The expense for such services was $0.8 million and $0.4 million for the years ended December 31, 2006 and 2008 respectively. There was no expense for such services for the year ended December 31, 2007.

Profit-Sharing Agreements. On October 17, 2005, we entered into agreements to continue our profit-sharing arrangements with Fairtide Insurance Limited, a subsidiary of Realogy. Affinion International and certain of our subsidiaries market certain insurance programs and Fairtide provides reinsurance for the related insurance policies which are provided by a third-party insurer. These agreements have been terminated effective November 1, 2007 and Fairtide Insurance Limited will have no further liability for any claims made under those insurance policies on or after November 1, 2007. The revenue for such services was $0.3 million and $0.2 million for the years ended December 31, 2006 and 2007, respectively.

Related Party Transactions Since January 1, 2006

Thomas A. Williams. Effective as of November 9, 2007, we entered into a new employment agreement with Mr. Williams pursuant to which he will continue to serve as an Executive Vice President and our Chief Financial Officer. The initial term of the new agreement is from November 9, 2007 through January 1, 2010. After the initial term, the new agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The new agreement reflects an annual base salary of $350,000, subject to annual review for potential increases. Mr. Williams resigned from this position on November 24, 2008 and in connection with his resignation, Mr. Williams did not receive any severance payment.

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

During 2006 Apollo acquired one of our vendors, SourceCorp Incorporated, that provides document and information services to us. The fees incurred for these services for the years ended December 31, 2006, 2007 and 2008 was $0.5 million, $0.9 million and $1.4 million, respectively.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on NASDAQ and subject to such requirements, we would be entitled to rely on the controlled company exception contained in NASDAQ Marketplace Rule 4350 for exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee and Nominating and Corporate Governance Committee. Pursuant to NASDAQ Marketplace Rule 4350, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee and nominating committee of such company be comprised solely of independent directors. At February 26, 2009, Apollo Management V, L.P. has 97% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

For a discussion of the independence of members of our Audit Committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.”

Item 14.	Principal Accounting Fees and Services

The following table presents fees for audit and other services provided to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the years ended December 31, 2008 and 2007.

	For the Years Ended
	December 31, 2008	December 31, 2007
Audit Fees	$3,192,000	$3,435,000
Audit-Related Fees(1)	116,000	216,000
Tax Fees(2)	40,000	142,000
All Other Fees(3)	71,000	—

Total Fees	$3,419,000	$3,793,000

(1)	Audit related services in 2008 represent SAS 70 reports and regulatory filings relating to the Company’s international acquisitions. Audit-related services in 2007 represent SAS 70 reports and related services.
(2)	Tax services for 2007 and 2008 related primarily to advisory services in connection with VAT taxes.
(3)	Other services in 2008 represent advisory services relating to an acquisition.

All of Deloitte & Touche LLP’s fees for 2008 were pre-approved by our Audit Committee. The Audit Committee reviewed the 2008 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. The Audit Committee’s policy is to pre-approve all services by the Company’s independent accountants. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by Deloitte & Touche to the Company. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Deloitte & Touche must be pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group, Inc., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets of the Company as of December 31, 2008 and 2007

•	Consolidated Statements of Operations of the Company for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Stockholder’s Equity (Deficit) of the Company for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference:

Exhibit No.	Description
2.1	Purchase Agreement, dated as of July 26, 2005, by and among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.), as amended by Amendment No. 1 thereto, dated as of October 17, 2005, among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.) (incorporated by reference to Exhibit No. 2.1 to Registration Statement on Form S-4, filed with the SEC on May 8, 2006, File No. 333-133895).

3.1	Amended and Restated Certificate of Incorporation of Affinion Group, Inc. filed in the State of Delaware on September 27, 2005 (incorporated by reference to Exhibit No. 3.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

3.2	By-laws of Affinion Group, Inc. (incorporated by reference to Exhibit No. 3.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.1	Indenture, dated as of October 17, 2005 governing the 10 1/8% Senior Notes due 2013, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.2	Supplemental Indenture No.1, dated as of October 4, 2007, among CCAA Corporation, a Delaware corporation and an indirect subsidiary of Affinion Group, Inc., Affinion Group, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of October 17, 2005 governing the 10 1/8% Senior Notes due 2013 (incorporated by reference to Exhibit No. 4.2 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

4.3	Supplemental Indenture No. 2, dated as of January 24, 2008 among Watchguard Registration Services, Inc., an Indiana corporation, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of October 17, 2005 governing the 10 1/8% Senior Notes due 2013 (incorporated by reference to Exhibit No. 4.3 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

4.4	Indenture, dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.5	Supplemental Indenture No. 1, dated as of October 4, 2007, among CCAA Corporation, a Delaware corporation and an indirect subsidiary of Affinion Group, Inc., Affinion Group, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.5 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

4.6	Supplemental Indenture No. 2, dated as of January 24, 2008 among Watchguard Registration Services, Inc., an Indiana corporation, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.6 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

4.7	Form of 10 1/8% Senior Note due 2013 (included in the Indenture filed as Exhibit 4.1 to this Registration Statement) (incorporated by reference to Exhibit No. 25.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

Exhibit No.	Description
4.8	Form of 11 1/2% Senior Subordinated Note due 2015 (included in the Indenture filed as Exhibit 4.2 to this Registration Statement) (incorporated by reference to Exhibit No. 25.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.1	Credit Agreement, dated as of October 17, 2005, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, the Lenders from time to time party hereto, Credit Suisse, Cayman Islands Branch, as administrative agent for the Lenders, Deutsche Bank Securities Inc., as syndication agent and Bank of America, N.A. and BNP Paribas Securities Corp., as documentation agents (incorporated by reference to Exhibit No. 10.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.2	Amendment No. 1 to the Credit Agreement dated as of December 22, 2006 among Affinion Group Inc., the lenders and Credit Suisse, Cayman Island Branch (incorporated by reference to Exhibit No. 10.1 to Form 8-K filed with the SEC on January 9, 2007, File No. 333-133895).

10.3	Amendment No. 2 to the Credit Agreement, dated as of June 1, 2007, to the Credit Agreement (as amended from time to time), dated as of October 17, 2005, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, the Lenders from time to time party hereto, Credit Suisse, Cayman Islands Branch, as administrative agent for the Lenders, Deutsche Bank Securities Inc., as syndication agent and Bank of America, N.A. and BNP Paribas Securities Corp., as documentation agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 5, 2007, File No. 333-133895).

10.4	Guarantee and Collateral Agreement, dated and effective as of October 17, 2005, among Affinion Group Holdings, Inc., Affinion Group, Inc., each Subsidiary of the Borrower identified therein and Credit Suisse, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit No. 10.3 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.5	Management Investor Rights Agreement, dated as of October 17, 2005 among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group Holdings, LLC, a Delaware limited liability company, and the holders that are parties thereto (incorporated by reference to Exhibit No. 10.4 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.6	Consulting Agreement, dated as of October 17, 2005, between Affinion Group, Inc., a Delaware corporation, and Apollo Management V, L.P., a Delaware limited partnership (incorporated by reference to Exhibit No. 10.5 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.7	Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated as of October 17, 2005 (incorporated by reference to Exhibit No. 10.6 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.8	First Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated December 4, 2006 (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.9	Second Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 1, 2007, File No. 333-133895).

10.10	Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.6 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.11	Form of Nonqualified Stock Option Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.7 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

Exhibit No.	Description
10.12	Restricted Stock Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.7 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.13	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.8 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.14	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Optionee (with Optionee signatories being Rooney, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.9 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.15	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Investor (with Investor signatories being Rooney, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.15 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.16	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.16 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.17	Supplemental Bonus Letter by and between Officer and Cendant Marketing Services Division dated September 28, 2005 (assumed by Affinion Group, Inc.) (with Officer signatories being Lipman, Rooney, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.18 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.18	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group, Inc., and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.19	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Thomas A. Williams (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.20	Employment Agreement, dated as of November 9, 2007, among Affinion Group, LLC, Affinion Group, Inc. and Robert Rooney (incorporated by reference to Exhibit No. 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.21	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.22	Employment Agreement, dated June 15, 2004 (revised July 30, 2004), by and between Cendant Corporation and Steven Upshaw (incorporated by reference to Exhibit No. 10.38 to Affinion Group Holdings, Inc. Registration Statement on Form S-1/A filed with the SEC on August 3, 2007, File No. 333-133895).

10.23	Employment Agreement, dated as of June 1, 2007, by and between Affinion Group, Inc. and Thomas J. Rusin (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on June 5, 2007, File No. 333-133895).

10.24	Patent License Agreement, dated as of October 17, 2005, between CD Intellectual Property Holdings, LLC, a Delaware corporation and Trilegiant Loyalty Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.23 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

Exhibit No.	Description
10.25	Restricted Stock Agreement, dated as of November 8, 2006, by and between Affinion Group, Inc. and Thomas A. Williams (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.26	Option Agreement, dated as of November 8, 2006, by and between Affinion Group, Inc. and Thomas A. Williams (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.27	Subscription Agreement, dated as of November 8, 2006, by and between Affinion Group, Inc. and Thomas A. Williams (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.28*	Amended and Restated Deferred Compensation Plan, dated as of November 20, 2008, of Affinion Group, Inc.

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Affinion Group, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32*	Certification pursuant to 18 USC Section 1350.

*	Filed herewith.
†	The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. Affinion Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

GLOSSARY

Affinity Marketing

Marketing of programs or services through a third-party channel utilizing its customer base and brand name.

Attrition Rates

Percentage of customers who cancel their membership, package benefits or insurance policy in a given period.

Bounty

Refers to up-front marketing payments we make to our marketing partners as compensation to utilize their brand names, customer contacts and billing vehicles (credit or debit card, checking account, mortgage or other type of billing arrangement).

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

Package

A collection of benefits, including insurance, that are added to a checking account or credit card account to be offered to customers of our marketing partners.

Solo Direct Mail

Stand-alone mailings that market our programs and services.

Statement inserts

A marketing mailing inserted with financial institution marketing partner’s monthly account statements.

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

AFFINION GROUP, INC.

Date: February 26, 2009	By:	/s/ Nathaniel J. Lipman
Nathaniel J. Lipman
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Affinion Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathaniel J. Lipman Nathaniel J. Lipman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ Todd H. Siegel Todd H. Siegel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ Brian J. Dick Brian J. Dick	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2009

/s/ Robert B. Hedges, Jr. Robert B. Hedges, Jr.	Director	February 26, 2009

/s/ Marc E. Becker Marc E. Becker	Director	February 26, 2009

/s/ Stan Parker Stan Parker	Director	February 26, 2009

/s/ Eric L. Press Eric L. Press	Director	February 26, 2009

Eric L. Zinterhofer	Director	February 26, 2009

/s/ Matthew H. Nord Matthew H. Nord	Director	February 26, 2009

/s/ Kenneth Vecchione Kenneth Vecchione	Director	February 26, 2009

/s/ Richard J. Srednicki Richard J. Srednicki	Director	February 26, 2009

/s/ Peter W. Currie Peter W. Currie	Director	February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group, Inc.:

We have audited the accompanying consolidated balance sheets of Affinion Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income tax positions as of January 1, 2007 to conform to FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”

/s/ Deloitte & Touche LLP
Stamford, CT February 26, 2009

AFFINION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$36.3	$14.2
Restricted cash	35.6	29.1
Receivables (net of allowance for doubtful accounts of $0.8 and $1.3, respectively)	77.6	73.3
Receivables from related parties	15.6	12.1
Profit-sharing receivables from insurance carriers	98.3	58.8
Prepaid commissions	62.0	62.1
Deferred income taxes	0.5	0.9
Income taxes receivable	0.1	—
Other current assets	42.4	39.4

Total current assets	368.4	289.9
Property and equipment, net	91.2	90.8
Contract rights and list fees, net	40.7	63.2
Goodwill	307.5	302.0
Other intangibles, net	604.4	809.1
Receivables from related parties	5.3	—
Other non-current assets	43.1	46.2

Total assets	$1,460.6	$1,601.2

Liabilities and Stockholder’s Deficit
Current liabilities:
Current portion of long-term debt	$6.7	$0.2
Accounts payable and accrued expenses	268.2	264.2
Payables to related parties	10.0	13.3
Deferred revenue	231.3	255.1
Income taxes payable	—	3.0

Total current liabilities	516.2	535.8
Long-term debt	1,360.6	1,347.3
Deferred income taxes	20.5	20.2
Deferred revenue	35.4	41.6
Other long-term liabilities	74.4	61.2

Total liabilities	2,007.1	2,006.1

Minority interests	0.7	0.6

Commitments and contingencies (Note 13)
Stockholder’s Deficit:
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	311.7	348.7
Accumulated deficit	(855.2)	(766.5)
Accumulated other comprehensive income	(3.7)	12.3

Total stockholder’s deficit	(547.2)	(405.5)

Total liabilities and stockholder’s deficit	$1,460.6	$1,601.2

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net revenues	$1,409.9	$1,321.0	$1,137.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	646.9	608.4	580.9
Operating costs	360.0	334.3	326.1
General and administrative	98.4	113.2	106.9
Goodwill impairment	—	—	15.5
Depreciation and amortization	260.2	310.8	396.8

Total expenses	1,365.5	1,366.7	1,426.2

Income (loss) from operations	44.4	(45.7)	(288.5)
Interest income	1.7	4.9	5.7
Interest expense	(142.9)	(145.2)	(148.8)
Other income (expense), net	16.3	(0.1)	—

Loss before income taxes and minority interests	(80.5)	(186.1)	(431.6)
Income tax expense	(7.5)	(4.7)	(6.3)
Minority interests, net of tax	(0.7)	(0.3)	(0.3)

Net loss	$(88.7)	$(191.1)	$(438.2)

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDER’S EQUITY (DEFICIT)

(in millions)

	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2006	$372.1	$(136.3)	$(1.9)	$233.9
Comprehensive loss
Net loss		(438.2)		(438.2)
Currency translation adjustment			8.6	8.6

Total comprehensive loss				(429.6)
Capital contribution by Affinion Holdings	8.8	—	—	8.8

Balance, December 31, 2006	380.9	(574.5)	6.7	(186.9)
Comprehensive loss
Net loss		(191.1)		(191.1)
Currency translation adjustment			6.3	6.3

Total comprehensive loss				(184.8)
Adoption of FIN 48 and other changes		(0.9)	(0.7)	(1.6)
Return of capital	(32.2)			(32.2)

Balance, December 31, 2007	348.7	(766.5)	12.3	(405.5)
Comprehensive loss
Net loss		(88.7)		(88.7)
Currency translation adjustment			(16.0)	(16.0)

Total comprehensive loss				(104.7)
Return of capital	(37.0)			(37.0)

Balance, December 31, 2008	$311.7	$(855.2)	$(3.7)	$(547.2)

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Operating Activities
Net loss	$(88.7)	$(191.1)	$(438.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	260.2	310.8	396.8
Amortization of favorable and unfavorable contracts	(3.0)	(3.0)	3.1
Goodwill impairment	—	—	15.5
Amortization of debt discount and financing costs	5.9	6.5	15.9
Unrealized loss (gain) on interest rate swaps	15.9	5.1	(1.7)
Unrealized foreign currency transaction gain	(16.5)	—	—
Amortization of share-based compensation	3.1	2.7	8.9
Deferred income taxes	1.5	(5.9)	3.4
Payment received for assumption of loyalty points program liability	7.4	—	—
Net change in assets and liabilities:
Restricted cash	0.9	—	(2.0)
Receivables	(8.3)	—	(6.0)
Receivables from and payables to related parties	(1.7)	1.8	(5.7)
Profit-sharing receivables from insurance carriers	(39.5)	0.7	9.0
Prepaid commissions	4.6	10.5	(39.7)
Other current assets	(6.1)	(0.6)	0.6
Contract rights and list fees	(5.1)	(2.1)	(9.6)
Other non-current assets	(2.4)	(3.9)	(3.4)
Accounts payable and accrued expenses	4.7	(17.9)	(4.9)
Deferred revenue	(23.8)	(4.8)	165.6
Income taxes receivable and payable	(3.3)	6.8	(5.1)
Other long-term liabilities	(2.1)	(12.8)	(4.5)
Minority interests and other, net	(0.6)	(1.0)	0.3

Net cash provided by operating activities	103.1	101.8	98.3

Investing Activities
Capital expenditures	(36.7)	(26.9)	(29.1)
Acquisition-related payments, net of cash acquired	(13.7)	(50.4)	—
Acquisition of intangible asset	—	—	(17.4)
Restricted cash	(8.7)	(0.1)	2.1

Net cash used in investing activities	(59.1)	(77.4)	(44.4)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Financing Activities
Borrowings under line-of-credit agreement, net	18.5	38.5	—
Proceeds from borrowings	—	—	385.7
Deferred financing costs	—	—	(10.9)
Principal payments on borrowings	(0.3)	(100.2)	(469.0)
Dividends paid to parent company	(37.0)	(32.2)	—
Distributions to minority shareholder of a subsidiary	(0.4)	(0.3)	—
Capital contribution	—	—	8.8

Net cash used in financing activities	(19.2)	(94.2)	(85.4)

Effect of changes in exchange rates on cash and cash equivalents	(2.7)	(0.3)	2.4

Net increase (decrease) in cash and cash equivalents	22.1	(70.1)	(29.1)
Cash and cash equivalents, beginning of period	14.2	84.3	113.4

Cash and Cash Equivalents, End of Period	$36.3	$14.2	$84.3

Supplemental Disclosure of Cash Flow Information:
Interest payments	$116.5	$130.5	$133.7
Income tax payments	$7.2	$3.6	$7.4

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation— On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), a wholly-owned subsidiary of Affinion Group Holdings, Inc. (“Affinion Holdings”) and an affiliate of Apollo Management V, L.P. (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125.0 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Holdings and a warrant (fair value of $16.7 million) that is exercisable into 4,437,170 shares of common stock of Affinion Holdings, and $38.1 million of transaction-related costs.

All references to Cendant refer to Cendant Corporation, which changed its name to Avis Budget Group in August 2006, and its consolidated subsidiaries, particularly in context of its business and operations prior to, and in connection with, the Company’s separation from Cendant.

Business Description— The Company provides comprehensive customer engagement and loyalty solutions that enhance or extend the relationship of millions of customers with many of the largest companies in the world. The Company partners with these leading companies to develop and market programs that provide services to their end-customers using its expertise in customer engagement, creative design and product development.

The Company has substantial expertise in deploying various forms of customer engagement communications, such as direct mail, inbound and outbound telephony and the Internet, and in bundling unique benefits to offer products and services to the end-customers of its marketing partners on a highly targeted basis. The Company designs programs that provide a diversity of benefits based on end-customer needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer savings on purchases. For instance, the Company provides credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services and other products and services.

Affinion North America. Affinion North America comprises the Company’s Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

•

Membership Products. The Company designs, implements and markets supscription programs that provide members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services, as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement.

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

•

Affinion International. Affinion International comprises the Company’s Membership, Package and Loyalty customer engagement businesses outside North America. The Company expects to leverage its current European operational platform to expand its range of products and services, develop new partner relationships in various industries and grow its geographical footprint.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policies— The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries where control exists and variable interest entities (VIEs) in which the Company is the primary beneficiary. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

Variable Interest Entities— In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which superseded FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46R addresses the consolidation of VIEs, including special purpose entities (“SPEs”), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. FIN No. 46R requires a VIE to be consolidated by a company if that company is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns, or both (the company required to consolidate is called the “primary beneficiary”). In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN No. 46R also requires deconsolidation of a VIE if a company is not the primary beneficiary of the VIE. It also requires disclosures about VIEs that a company does not consolidate, but in which it has a significant variable interest, and about any potential VIE when a company is unable to obtain the information necessary to determine whether an entity is a VIE or whether the company is the primary beneficiary.

Share-Based Compensation— The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) as of the commencement of its operations on October 17, 2005. For all employee stock awards, the Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The requisite service period is often the vesting period. Stock compensation expense of the Company is included in general and administrative expense in the accompanying consolidated statements of operations.

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

For wholesale memberships, marketing partners are provided with programs and services and, in many cases, the marketing partners market those programs and services to their customer bases. Monthly or annual fees are received from the marketing partners based on the number of members who purchase these programs from the marketing partners and revenue is recognized as the monthly fees are earned.

Insurance — Commission revenue is recognized based on premiums earned by the insurance carriers that issue the policies. Premiums are typically paid either monthly or quarterly and revenue is recognized ratably over the underlying policy coverage period. There are also revenue and profit-sharing arrangements with the insurance carriers which issue the underlying insurance policies. Commission revenue from insurance programs is reported net of insurance costs totaling approximately $153.0 million in 2008, $163.5 million in 2007 and $163.7 million in 2006. Under a typical arrangement, commission revenue of approximately 60% of the gross premiums collected on behalf of the insurance carrier is initially retained and approximately 40% is remitted to the insurance carrier. No less frequently than annually, a profit-sharing settlement analysis is prepared which is based on the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. An accrual is made monthly for the expected share of this excess or shortfall based on the claims experience to date, including an estimate for claims incurred but not reported. The profit share excess is reflected in profit-sharing receivables from insurance carriers on the accompanying consolidated balance sheets. Historically, the claims experience has not resulted in a shortfall.

Package — One-time fees from marketing partners are earned upon the implementation of a package program and monthly fees are earned based on the number of customers enrolled in such program. Typically, a one-time implementation fee to design a package program for a marketing partner is charged and is recognized as revenue over the applicable contract term. Following program design, the marketing partner may also pay a one-time fee for each new member to cover initial enrollment costs. The one-time fee for enrollment is recognized as revenue over the contract term and the associated enrollment costs are expensed as incurred. The marketing partner collects revenue each month from its customers and pays a per participant monthly fee for the benefits and services. These monthly fees are recognized as revenue as the fees are earned. Strategic consultation, pricing and profitability consultation, competitive analysis and implementation assistance are provided and revenue is recorded at the time the services are performed.

Loyalty — Loyalty Solutions programs generate revenue from three primary product lines: loyalty, protection and convenience. Generally, loyalty revenue consists of an implementation fee on initial program set-up that is recognized over the contract term, with cash received upon completion of agreed-upon milestones, a monthly per member administrative fee and redemption fees that are recognized as earned. Loyalty redemption revenue is reported net of the pass through of fulfillment costs of $164.0 million in 2008, $118.4 million in 2007 and $111.2 million in 2006. Protection and convenience programs are sold to marketing partners on a wholesale basis; the partner generally provides the enhancements (e.g. credit card enhancements) to their customers and a monthly fee is received from the marketing partner based on the number of marketing partner customers who have access to the enhancement program. Marketing partners also purchase incentives (such as gift cards) and revenue is recognized upon the delivery of the incentives to the marketing partner.

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

Deferred Revenue — In addition to the items described above, deferred revenue includes the liability that the Company established at October 17, 2005 for the estimated refund obligation of $39.7 million, the balance of which was $0.7 million at December 31, 2007. There was no balance remaining as of December 31, 2008.

Marketing Expense

Membership — Marketing expense to acquire new members is recognized when incurred, which is generally prior to both the trial period and recognition of revenue for membership programs.

Insurance — Marketing expense to acquire new insurance business is recognized by the Company when incurred. Payments are made to marketing partners or third parties associated with acquiring rights to their existing block of insurance customers (contract rights) and for the renewal of existing contracts that provide the Company primarily with the right to retain billing rights for renewal of existing customers’ insurance policies and the ability to perform future marketing (list fees). These payments are deferred on the accompanying consolidated balance sheets, with contract rights amortized to amortization expense and list fees amortized to marketing expense over the initial and renewal term of the contract, as applicable, using an accelerated method of amortization for contractual terms longer than five years and the straight line method of amortization for contractual terms of five years or less. Since contract rights are considered acquisitions of intangible assets, the related amortization is recorded as amortization expense. Since list fees primarily grant the rights to perform future marketing, the related amortization is charged to marketing expense. The amortization methods employed generally approximate the expected pattern of net insurance revenue earned over the applicable contractual terms.

Package — Marketing costs associated with marketing partners’ in-branch programs are expensed as such programs are implemented. These costs include the printing of brochures, banners, posters, other in-branch collateral marketing materials, training materials, new account kits, member mailings and statement inserts. The Company performs a variety of direct mail campaigns where it incurs all associated marketing costs and, in return, receives a greater share of the revenue generated (the “Package Marketing Campaigns”). For these Package Marketing Campaigns, the marketing expense is recognized when incurred which is generally prior to the recognition of monthly revenue.

Commission Expense

Membership — Membership commissions represent payments to marketing partners, generally based on a percentage of revenue from the marketing of programs to such marketing partners’ customers. Commissions are generally paid for each initial and renewal membership following the collection of membership fees from the customer. Commission payments are deferred on the accompanying consolidated balances sheets as prepaid commissions and are expensed over the applicable membership period in the same manner as the related retail membership revenue is recognized.

Insurance — Insurance administrative fees represent payments made to bank marketing partners, generally based on a fee per insured or a percentage of the revenue earned from the marketing of insurance programs to such marketing partners’ customers. Administrative fees are paid for new and renewal insurance premiums received. Additionally, for certain channels and clients, commissions are paid to brokers. Administrative fees are included with commission expense on the accompanying consolidated statements of operations and are recognized ratably over the underlying insurance policy coverage period.

Package — Package commissions represent payments made to bank associations and brokers who provide support for the related programs. These commissions are based on a percentage of revenue and are expensed as the related revenue is recognized.

Operating Costs

Operating costs represent the costs associated with servicing our members and end-customers. These costs include product fulfillment costs, communication costs with members and end-customers, and payroll, telecommunications and facility costs attributable to operations responsible for servicing our members and end-customers.

Income Taxes

Income tax expense is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax expense or to goodwill if related to allowances established prior to the Apollo Transactions, while increases to the valuation allowance result in additional income tax expense. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2008 and 2007, the Company has recorded a full valuation allowance for its U.S. federal deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2008 and 2007.

The Company recognizes uncertainty in income tax positions under a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The cash and cash equivalents balance includes $6.3 million that was required by certain foreign regulatory authorities to be transferred to the International travel business and is available to be utilized by the International travel business.

Restricted Cash

Restricted cash amounts relate primarily to insurance premiums collected from members that are held pending remittance to third-party insurance carriers. These amounts are not available for general operations under state insurance laws or under the terms of the agreements with the carriers that underwrite and issue insurance policies to the members. Changes in such amounts are included in operating cash flows in the consolidated statements of cash flows. Restricted cash also includes amounts to collateralize certain bonds and letters of credit issued on the Company’s behalf and amounts held in escrow. Changes in such amounts are included in investing cash flows in the consolidated statements of cash flows.

Derivative Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Instruments”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, the Company records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met. Changes in the fair value of derivatives that are designated as fair value hedges, along with the gain or loss on the hedged item, are recognized in current period earnings in the consolidated statements of operations. For derivative instruments that are designated as cash flow hedges, the effective portion of changes in the fair value of derivative instruments is initially recorded in other comprehensive income and subsequently reclassified into earnings when the hedged transaction affects earnings. Any ineffective portion of changes in the fair value of cash flow hedges are immediately recognized in earnings.

The Company uses derivative financial instruments to manage its interest rate risk. Through December 31, 2008 the Company entered into two interest rate swaps (see Note 17—Financial Instruments). The interest rate swaps are recorded at fair value. The swaps are not designated as hedging instruments and therefore changes in their fair value are recognized currently in earnings. The Company does not use derivative instruments for speculative purposes.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired. Goodwill has been assigned to the Company’s reporting units and is tested for impairment at least annually based on financial data relating to the reporting unit to which it has been assigned. The Company’s reporting units are comprised of the four reportable operating segments—Membership products, Insurance and package products, Loyalty products and International products. The Company evaluates the recoverability of the carrying value of each reporting unit’s goodwill as of December 1, or sooner if events occur or circumstances change, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill is tested for impairment by comparing the carrying value of each reporting unit to its fair value. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporating assumptions that it believes marketplace participants would utilize. If the carrying amount of the reporting unit is greater than its fair value, a comparison of the reporting unit’s implied goodwill is compared to the carrying amount of the goodwill to determine the amount of the impairment, if any. Any impairment is recognized in earnings in the period in which the impairment is determined. See Note 4—Intangible Assets.

Indefinite-lived intangible assets, if any, are tested for impairment annually, or sooner if events occur or circumstances change, in accordance with SFAS No. 142. An indefinite-lived intangible asset is tested for impairment by comparing its fair value to its carrying amount and, if the carrying amount is greater than the fair value, recognizing an impairment loss for the excess.

The Company’s intangible assets as of December 31, 2008 and 2007 consist primarily of intangible assets with finite useful lives acquired by the Company in the Apollo Transactions and are recorded at their respective fair values in accordance with SFAS No. 141, “Business Combinations”. Finite-lived intangible assets are amortized as follows:

Intangible Asset	Amortization Method	Estimated Useful Lives
Member relationships	Declining balance	7 years
Affinity relationships	Declining balance	10 years
Proprietary databases and systems	Straight line	3 years
Trademarks and tradenames	Straight line	15 years
Patents and technology	Declining balance	12 years
Covenants not-to-compete	Straight line	Contract life

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

Self-Insurance Reserves

At both December 31, 2008 and 2007, included in accounts payable and accrued expenses on the consolidated balance sheets are liabilities of $2.1 million, primarily related to health and welfare programs provided to employees in North America. Such compensation programs are self-insured. The required liability of such benefits is estimated based on actual claims outstanding and the estimated costs of claims incurred but not reported as of the balance sheet date.

Foreign Currency Translation

Assets and liabilities of non-U.S.-dollar functional currency foreign operations are translated at exchange rates as of the balance sheet dates. Revenues and expenses of non-U.S.-dollar functional currency foreign operations are translated at average exchange rates during the periods presented. Translation adjustments resulting from the process of translating the non-U.S.-dollar functional currency foreign operation financial statements into U.S. dollars are included in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign currency gains and losses relating to non-operational transactions are included in other income (expense), net. Foreign currency gains and losses relating to operations are included in general and administrative expense.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Examples of such estimates include accounting for profit-sharing receivables from insurance carriers, accruals and income tax valuation allowances, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments.

Concentration

The Company generally derives a substantial portion of its net revenues from members and end-customers through approximately 10 of the Company’s marketing partners. For the years ended December 31, 2008, 2007 and 2006, the Company derived approximately 52%, 52% and 64%, respectively, of its net revenues from members and end-customers through marketing and servicing agreements with 10 of its marketing partners, and its largest marketing partner accounted for 10.4% of consolidated net revenues for the year ended December 31, 2008. In 2007, the Company’s two largest marketing partners accounted for 11.4% and 11.1% of consolidated net revenues. In 2006, the Company’s two largest marketing partners accounted for 16.0% and 12.9% of consolidated net revenues. Many of these key marketing partner relationships are governed by agreements that may be terminated without cause by the marketing partners upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s marketing partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the marketing partners may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key marketing partners, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Balance at beginning of period	$1.3	$2.4
Provision charged to expense, net of recoveries	0.1	(0.8)
Write-offs	(0.6)	(0.3)

Balance at end of period	$0.8	$1.3

Supplemental Disclosure of Cash Flow Information

During 2008, the Company assumed all of the liabilities and obligations of certain ex-Cendant entities relating to a loyalty program for which the ex-Cendant entities had previously provided certain loyalty program-related benefits. The Company received cash and receivables with a fair value substantially equivalent to the fair value of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date. In addition, during 2008 the Company entered into a capital lease, acquiring property and equipment with a fair value of $0.7 million. At December 31, 2008, the Company had accruals of $1.8 million related to the acquisition of property and equipment.

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

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP-FAS No. 157-2”), delaying the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159. Adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows and the Company did not elect the fair value option available under SFAS No. 159 for any of its financial instruments. The Company’s adoption of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities in accordance with FSP-FAS No. 157-2 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 17 for additional information.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition or purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R can not be applied prior to that date.

3.	ACQUISITIONS

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

On August 22, 2008, the Company entered into an agreement to acquire certain assets and assume certain liabilities of RCI Europe, an ex-Cendant entity. Under the agreement, the Company acquired all of the assets and assumed all of the liabilities of RCI Europe’s travel services business that served the Company’s customers in Europe. Following this acquisition, the Company provides travel services directly to its customers. The transaction was completed during the fourth quarter of 2008 for nominal consideration.

On December 11, 2008, the Company acquired the outstanding equity of Loyaltybuild Limited (“Loyaltybuild”), a loyalty program benefit provider and accommodation reservation booking business. The purchase price consisted of an initial payment at closing of $16.1 million, with additional payments up to a maximum of EUR 16.0 million, or approximately $22.6 million, based on 2009 and 2010 earnings. The initial purchase price, including transaction costs of $0.4 million, was allocated among the acquired assets and assumed liabilities, principally between affinity relationships of $8.3 million, proprietary databases and systems of $1.7 million, a deferred tax liability of $1.3 million and covenants not to compete of $0.2 million, based on their respective fair values as of the acquisition date. The historical value of assets acquired in excess of liabilities assumed was approximately $3.2 million, resulting in the recognition of goodwill of $4.4 million. The affinity relationships are being amortized on an accelerated basis over 10 years, and proprietary databases and systems and covenants not to compete are being amortized on a straight line basis over 5 years and 2 years, respectively. The post-acquisition operating results of Loyaltybuild included in the Company’s consolidated statement of operations for the year ended December 31, 2008 were de minimis.

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

4.	INTANGIBLE ASSETS

Intangible assets consisted of:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Member relationships	$806.7	$(509.7)	$297.0	$809.7	$(388.5)	$421.2
Affinity relationships	576.7	(306.2)	270.5	583.3	(250.5)	332.8
Proprietary databases and systems	55.9	(53.2)	2.7	54.2	(38.8)	15.4
Trademarks and tradenames	25.5	(5.7)	19.8	26.6	(3.8)	22.8
Patents and technology	25.0	(11.6)	13.4	25.0	(9.1)	15.9
Covenants not to compete	1.2	(0.2)	1.0	1.0	—	1.0

	$1,491.0	$(886.6)	$604.4	$1,499.8	$(690.7)	$809.1

The December 31, 2008 gross carrying amounts for affinity relationships, proprietary databases and systems and covenants not to compete all include the intangibles obtained through the acquisition of Loyaltybuild Limited (see Note 3 – Acquisitions). Foreign currency translation resulted in a decline in the gross carrying amount of intangible assets and accumulated amortization of $19.0 million and $10.9 million, respectively.

Amortization expense relating to intangible assets was as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Member relationships	$123.1	$145.6	$198.7
Affinity relationships	64.5	86.5	132.2
Proprietary databases and systems	14.5	17.8	17.3
Trademarks and tradenames	2.2	1.7	1.7
Patents and technology	2.4	2.6	6.2
Covenants not to compete	0.2	—	—

Total	$206.9	$254.2	$356.1

Based on the Company’s amortizable intangible assets as of December 31, 2008, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $154.6 million in 2009, $128.4 million in 2010, $110.2 million in 2011, $89.1 million in 2012 and $41.0 million in 2013.

The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Balance at January 1, 2007	Currency Translation	Balance at December 31, 2007	Acquisitions	Currency Translation	Balance at December 31, 2008
Membership products	$231.1	$—	$231.1	$—	$—	$231.1
Insurance and package products	58.3	—	58.3	—	—	58.3
International products	10.6	2.0	12.6	5.3	0.2	18.1

Total	$300.0	$2.0	$302.0	$5.3	$0.2	$307.5

Substantially all of the change in goodwill of International products in 2008 is attributable to the acquisitions of Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business and the European travel services business, based on preliminary purchase price allocations (see Note 3 - Acquisitions).

5.	CONTRACT RIGHTS AND LIST FEES

Contract rights and list fees consisted of:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$55.4	$(28.3)	$27.1	$72.5	$(20.6)	$51.9
List fees	19.5	(5.9)	13.6	14.6	(3.3)	11.3

	$74.9	$(34.2)	$40.7	$87.1	$(23.9)	$63.2

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

Amortization expense for the year ended December 31, 2008 was $19.8 million, of which $2.6 million is included in marketing expense and $17.2 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2008. Amortization expense for the year ended December 31, 2007 was $21.0 million, of which $2.2 million is included in marketing expense and $18.8 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2007. Amortization expense for the year ended December 31, 2006 was $3.3 million, of which $1.4 million is included in marketing expense and $1.9 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2006. Based on the Company’s contract rights and list fees as of December 31, 2008, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $14.2 million in 2009, $11.0 million in 2010, $8.7 million in 2011, $2.0 million in 2012 and $1.7 million in 2013.

6.	OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2008	2007
Prepaid membership materials	$12.7	$8.8
Prepaid insurance costs	3.5	5.3
Other receivables	8.1	7.4
Prepaid merchant fees	2.5	3.1
Other	15.6	14.8

Total	$42.4	$39.4

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2008	2007
Leasehold improvements	$12.0	$12.2
Capitalized software	118.5	95.1
Computer equipment ($1.7 million and $1.1 million in 2008 and 2007, respectively, under capital leases)	55.0	43.5
Furniture, fixtures and equipment	9.0	9.1
Projects in progress	16.6	19.6

	211.1	179.5
Less: Accumulated depreciation and amortization	(119.9)	(88.7)

Total	$91.2	$90.8

Certain 2007 balances have been reclassified from furniture, fixtures and equipment to computer equipment to conform to 2008 classifications.

Depreciation and amortization expense on property and equipment totaled $36.1 million for the year ended December 31, 2008, $37.8 million for the year ended December 31, 2007 and $38.8 million for the year ended December 31, 2006.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2008	2007
Accounts payable	$82.7	$70.7
Accrued commissions	17.3	22.4
Accrued payroll and related costs	29.0	37.0
Accrued product costs	37.3	29.4
Accrued marketing costs	26.4	22.6
Accrued interest	18.6	20.7
Accrued taxes, other than income taxes	22.7	23.4
Accrued legal and professional fees	6.7	15.4
Other	27.5	22.6

Total	$268.2	$264.2

Certain 2007 balances have been reclassified from accrued commissions to accounts payable to conform to 2008 classifications.

Employee retention bonuses totaling $14.3 million granted in connection with the Apollo Transactions were accrued and recognized ratably as compensation expense by the Company through the future contractual payment dates since these payments were contingent upon the employee being in the employ of the Company at the payment date. Certain employees elected to receive their bonus amounts in stock of Affinion Holdings. Employee retention bonus payments were made during the fourth quarter of 2006. Compensation expense relating to the employee retention bonuses included in general and administrative expenses for the year ended December 31, 2006 was $10.5 million. There was no compensation expense relating to the employee retention bonuses for the years ended December 31, 2007 and 2008.

9.	LONG-TERM DEBT

Long-term debt consisted of:

	December 31,
	2008	2007
Term loan due 2012	$655.0	$655.0
Revolving credit facility expiring in 2011	57.0	38.5
10 1/8% senior notes due 2013, net of unamortized discount of $1.4 million and $1.7 million, respectively, with an effective interest rate of 10.285%	302.6	302.3
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $3.6 million and $4.2 million, respectively, with an effective interest rate of 11.75%	351.9	351.3
Capital lease obligations	0.8	0.4

Total debt	1,367.3	1,347.5
Less: current portion of long-term debt	(6.7)	(0.2)

Long-term debt	$1,360.6	$1,347.3

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities. The term loan provides, at the Company’s option, for interest rates of a) adjusted LIBOR plus 2.50% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.50%. As of December 31, 2008 and 2007, the interest rates on the term loan were 4.65% and 7.48% respectively. The revolving credit facility provides, at the Company’s option, for interest rates of adjusted LIBOR plus 2.75% or ABR plus 1.75% subject to downward adjustment based on the Company’s senior secured bank leverage ratio, as set forth in the agreement governing the Affinion Credit Facility. As of December 31, 2008 and 2007, the interest rate on the revolving credit facility was 3.87% and 7.91%, respectively. Effective January 4, 2007, the Affinion Credit Facility was amended to decrease the interest rate on the term loan facility by 25 basis points and to provide for an additional 25 basis point decrease upon achievement of certain credit rating thresholds. The Affinion Credit Facility is secured by all of the Company’s outstanding stock held by Affinion Holdings and by substantially all of the assets of the Company, subject to certain exceptions. The term loan requires quarterly repayments totaling $8.6 million per annum with the balance payable at maturity in October 2012 subject to reductions for certain prepayments. Through December 31, 2008, the Company had made nine voluntary prepayments of the term loan aggregating $205.0 million and, therefore, all of the Company’s mandatory repayment obligations have been satisfied, other than required annual payments, if any, based on excess cash flow. The Affinion Credit Facility generally requires the Company to prepay the outstanding term loan with proceeds from certain asset dispositions that are not reinvested, a portion of excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future, as set forth in the agreement governing the Affinion Credit Facility. The Affinion Credit Facility also permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. The revolving credit facility carries a commitment fee of 0.5% on the unused amount. As of December 31, 2008 and 2007, $57.0 million and $38.5 million, respectively, had been drawn down under the revolving credit facility.

As of December 31, 2008, the Company had $41.2 million available for borrowing under the Affinion Credit Facility, after giving effect to the issuance of $1.8 million of letters of credit.

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bear interest at 10 1/8 % per annum, payable semi-annually on April 15 and

October 15 of each year. The Senior Notes mature on October 15, 2013. The Company may redeem all or part of the Senior Notes at any time on or after October 15, 2009 at redemption prices (generally at a premium) set forth in the indenture governing the Senior Notes. The Senior Notes are senior unsecured obligations and rank equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. As discussed in Note 20—Guarantor/Non-Guarantor Supplemental Financial Information, the Senior Notes are guaranteed by certain subsidiaries of the Company.

On May 3, 2006, the Company issued an additional $34.0 million aggregate principal amount of Senior Notes at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under the Bridge Loan, as defined below, plus accrued interest, and to pay fees and expenses associated with such issuance. These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005 and, together with the $270.0 million of Senior Notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.

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

The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. The Company may redeem some or all of the Senior Subordinated Notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing the Senior Subordinated Notes. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment with the Company’s existing and future senior obligations and senior to the Company’s future subordinated indebtedness. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the Senior Notes as discussed in Note 20—Guarantor/Non-Guarantor Supplemental Financial Information.

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

The Affinion Credit Facility, the Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid can not exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. In 2007 and 2008, the Company paid dividends to its parent company of $32.2 million and $37.0 million, respectively. The Company was in compliance with the covenants referred to above as of December 31, 2008. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the Affinion Credit Facility, a material breach of representation or warranty and a change of control.

Debt issuance costs related to the various debt instruments are being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method. The unamortized debt issuance costs totaled $23.5 million and $28.5 million as of December 31, 2008 and 2007, respectively, and are included in other non-current assets on the consolidated balance sheets. The debt discounts and premiums are also being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method.

The Company also leases certain equipment under capital leases expiring through 2013.

The aggregate maturities of debt, including capital leases, as of December 31, 2008 are as follows:

Amount
2009	$6.7
2010	0.2
2011	57.1
2012	648.7
2013	304.1
Thereafter	355.5

$1,372.3

On January 31, 2007, Affinion Holdings entered into a five-year $350.0 million senior unsecured term loan facility with certain banks at an initial interest rate of LIBOR plus 6.25%. This loan matures on March 1, 2012. The interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by Affinion Holdings by adding such interest to the principal amount of the loans. The loan contains restrictive covenants related primarily to the Company’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. During 2008, Affinion Holdings entered into three interest rate swap agreements with the same counterparty that effectively convert the $350.0 million senior unsecured term loan into a fixed rate obligation. During 2007 and 2008, the Company made dividend distributions to Affinion Holdings of $32.2 million and $37.0 million, respectively, to enable Affinion Holdings to service its debt. The Company expects that, in the future, to the extent that it is permitted contractually and legally to pay cash dividends to Affinion Holdings, Affinion Holdings will require the Company to pay cash dividends to service Affinion Holdings’ net cash obligations under the loan facility and interest rate swap agreements. The Company and its subsidiaries do not guarantee the Affinion Holdings term loan facility.

Subsequent Event — In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under the swap, the Company has agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. This swap is intended to reduce a portion of the variability of the future interest payments on the Company’s term loan facility for the period after the Company’s existing swaps expire.

10.	MINORITY INTERESTS

At December 31, 2008 and 2007, minority interest was comprised of a 50% minority share in Cims South Africa (Proprietary) Limited (“Cims South Africa”). The minority shareholder holds 50% of the outstanding common shares of Cims South Africa and profits and losses are allocated in proportion to each shareholder’s ownership interest.

Distributions made to minority shareholders totaled $0.4 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively. No distribution was made to the minority shareholder in 2006.

11.	STOCKHOLDER’S EQUITY

The Company is a wholly owned subsidiary of Affinion Holdings. At January 1, 2006, common stock and paid-in capital consisted of a cash contribution of $275.0 million and the fair values of Affinion Holdings’ preferred stock of $80.4 million and warrants of $16.7 million issued to Cendant in connection with the Apollo Transactions. During 2006, Affinion Holdings contributed additional capital of $8.8 million. During 2007 and 2008, the Company made dividend distributions to Affinion Holdings aggregating $32.2 million and $37.0 million, respectively.

12.	INCOME TAXES

The income tax expense consisted of the following:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current:
Federal	$—	$—	$—
State	(0.5)	(6.0)	(1.0)
Foreign	(5.5)	(4.6)	(1.9)

	(6.0)	(10.6)	(2.9)

Deferred:
Federal	(6.6)	(6.9)	(6.4)
State	(1.6)	3.0	0.2
Foreign	6.7	9.8	2.8

	(1.5)	5.9	(3.4)

	$(7.5)	$(4.7)	$(6.3)

Pre-tax loss for domestic and foreign operations before minority interests consisted of the following:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Domestic	$(84.6)	$(158.1)	$(398.4)
Foreign	4.1	(28.0)	(33.2)

Pre-tax loss	$(80.5)	$(186.1)	$(431.6)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2008	2007
Current deferred income tax assets:
Accrued expenses and deferred revenue	$54.5	$57.5
Prepaid expenses	—	0.4
Provision for doubtful accounts	0.5	0.2
Other	3.5	2.8

Current deferred income tax assets	58.5	60.9
Current deferred income tax liabilities:
Profit-sharing receivables from insurance carriers	(29.6)	(23.1)
Accrued expenses	(5.4)	(7.5)
Deferred revenue	—	(0.7)
Prepaid expenses	(19.3)	(14.5)

Current deferred income tax liabilities	(54.3)	(45.8)
Valuation allowance	(3.7)	(14.2)

Current net deferred income tax asset (liability)	$0.5	$0.9

Non-current deferred income tax assets:
Net operating loss carryforwards	$86.1	$84.1
State net operating loss carryforwards	5.7	6.9
Depreciation and amortization	414.4	315.2
Other	6.3	4.7
Foreign tax credits	13.7	8.6

Non-current deferred income tax assets	526.2	419.5

	December 31,
	2008	2007
Non-current deferred income tax liabilities:
Other	(4.2)	(0.5)
Depreciation and amortization	(197.5)	(141.4)

Non-current deferred income tax liabilities	(201.7)	(141.9)
Valuation allowance	(345.0)	(297.8)

Non-current net deferred income tax liability	$(20.5)	$(20.2)

For federal and state income tax purposes, the Apollo Transactions are treated as a purchase of assets and an assumption of liabilities at fair market value. Certain liabilities recognized for financial statement reporting purposes are not recognized for federal and state income tax purposes with respect to the Apollo Transactions and give rise to future income tax deductions. Therefore, the differences between the values allocated to the assets and liabilities under purchase accounting and the tax bases of the respective assets and liabilities give rise to a net deferred tax asset of approximately $3.6 million as of October 17, 2005. A valuation allowance of approximately $3.3 million was recognized in purchase accounting since it is more likely than not that these net deferred tax assets will not be realized. Goodwill arising from the Apollo Transactions will be deductible for tax purposes.

With respect to the Apollo Transactions, for foreign income tax purposes, a deferred tax liability was established in purchase accounting of approximately $32.4 million to reflect the difference between the values allocated to the assets and liabilities for financial reporting purposes with respect to the foreign entities and the related local income tax values of such assets and liabilities.

As of December 31, 2008, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards of approximately $300.0 million (which will expire in 2025 through 2028) and foreign tax credit carryovers of approximately $13.7 million (which will expire in 2015 through 2018). Affinion Holdings and its subsidiaries have state net operating loss carryforwards of approximately $137.8 million (which expire, depending on the jurisdiction, between 2010 and 2028) and state tax credits of $1.1 million (which expire between 2010 and 2012). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. Affinion Holdings and its subsidiaries also have net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $33.7 million (of the net operating losses that expire, expiring between 2010 and 2023). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $17.0 million of these net operating losses is required due to the uncertainty as to their realization. The valuation allowances against foreign deferred tax assets has been decreased for the U.K. by $4.9 million, Italy by $1.5 million and Sweden by $0.6 million, based on management’s expectation of realization. The valuation allowance for state deferred tax assets has increased by $3.6 million. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2008 totaled $379.1 million.

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $219.9 million (which will expire in 2025 through 2028) and foreign tax credit carryovers of approximately $13.7 million (which will expire in 2015 through 2018). The Company has state net operating loss carryforwards of approximately $118.1 million (which expire, depending on the jurisdiction, between 2010 and 2028) and state tax credits of $1.1 million (which expire between 2010 and 2012). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $33.7 million (of the net operating losses that expire, expiring between 2010 and 2023). The Company has concluded that a valuation allowance relating to approximately $17.0 million of these net operating losses is required due to the uncertainty as to their realization. The valuation allowances against foreign deferred tax assets has been decreased for the U.K. by $4.9 million, Italy by $1.5 million and Sweden by $0.6 million, based on management’s expectation of realization. The valuation allowance for state deferred tax assets has increased by $3.5 million. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2008 totaled $348.7 million.

As of December 31, 2007, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards of approximately $250.5 million (which will expire in 2025 through 2027) and foreign tax credit carryovers of approximately $8.6 million (which will expire in 2015 through 2017). Affinion Holdings and its subsidiaries have state net operating loss carryforwards of approximately $164.5 million (which expire, depending on the jurisdiction, between 2010 and 2027) and state tax credits of $0.6 million (which expire between 2010 and 2011). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. Affinion Holdings and its subsidiaries also have net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $39.8 million (of the net operating losses that expire, expiring between 2010 and 2016). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $26.6 million of these net operating losses is required due to the uncertainty as to their realization. The valuation allowance against foreign net operating losses has been increased in the U.K. by $3.9 million and decreased in the Netherlands by $15.1 million based on management’s expectation of realization. The valuation allowance for state deferred tax assets has been increased by $16.6 million subsequent to a change in form of a domestic subsidiary. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2007 totaled $327.2 million.

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $209.5 million (which will expire in 2025 through 2026) and foreign tax credit carryovers of approximately $8.6 million (which will expire in 2015 through 2017). The Company has state net operating loss carryforwards of approximately $155.6 million (which expire, depending on the jurisdiction, between 2010 and 2026) and state tax credits of $0.6 million (which expire between 2010 and 2011). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $39.8 million (of the net operating losses that expire, expiring between 2010 and 2016). The Company has concluded that a valuation allowance relating to approximately $26.6 million of these net operating losses is required due to the uncertainty as to their realization. The valuation allowance against foreign net operating losses has been increased in the U.K. by $3.9 million and decreased in the Netherlands by $15.1 million based on management’s expectation of realization. The valuation allowance for state deferred tax assets has been increased by $16.6 million subsequent to a change in form of a domestic subsidiary. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2007 totaled $312.0 million.

No provision has been made for the accumulated and undistributed earnings of the foreign subsidiaries of the Company. With the exception of a South African subsidiary, foreign taxable income is recognized currently for federal and state income tax purposes because such operations are recognized in entities disregarded for federal and state income tax purposes. As of December 31, 2008, there are $2.0 million of accumulated and undistributed earnings of the South African subsidiary. If those earnings were distributed in the form of dividends or otherwise, no deferred tax liability would be required due to available foreign tax credits.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefits	1.4	0.8	2.6
Change in valuation allowance and other	(54.8)	(43.6)	(40.0)
Taxes on foreign operations at rates different than U.S. federal rates	2.1	3.4	0.2
Foreign tax credits	7.3	2.5	0.7
Non-deductible expenses	(0.3)	(0.6)	—

	(9.3)%	(2.5)%	(1.5)%

The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”) as of January 1, 2007 and increased its tax reserves for uncertain tax positions included in other long-term liabilities by $9.4 million, decreased its long-term deferred income taxes by $7.9 million, decreased its income taxes payable by $0.6 million and increased its January 1, 2007 accumulated deficit by $0.9 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no recognition of additional penalties and interest required as a result of the adoption of FIN No. 48. In accordance with FIN No. 48, the Company recognized $0.4 million of interest related to uncertain tax positions arising in 2008. The interest has been included in income tax expense for the year ended December 31, 2008. The Company’s gross unrecognized tax benefits for 2008 increased by $2.5 million, as a result of tax positions for the current year. A reconciliation of the beginning and ending amount of tax reserves for uncertain tax positions for 2008 and 2007 is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Unrecognized tax benefits – January 1	$9.3	$9.4
Gross increase – prior period tax positions	2.0	—
Gross decrease – prior period tax positions	(1.1)	—
Gross increase – current period tax positions	2.5	—
Gross decrease – current period tax positions	(0.9)	(0.1)

Unrecognized tax benefits – December 31	$11.8	$9.3

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Tax years which are open to domestic examination include Federal, state and local jurisdictions. For significant foreign jurisdictions, tax years in Germany and the U.K. remain open. The period for which both domestic and foreign tax years are open is based on local laws for each jurisdiction which have not been extended beyond applicable statutes. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months. Any income tax liabilities or refunds relating to periods prior to October 17, 2005 are the responsibility of Cendant.

13.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense totaled $13.1 million, net of sublease rental income of $0.4 million, for the year ended December 31, 2008, $12.9 million, net of sublease rental income of $0.5 million, for the year ended December 31, 2007 and $14.3 million, net of sublease rental income of $0.5 million, for the year ended December 31, 2006. At December 31, 2008 and 2007, the Company has accrued $1.1 million and $1.0 million, respectively, included in other long-term liabilities on the consolidated balance sheets, in connection with asset retirement obligations for its leased facilities.

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2008 are as follows:

Amount
2009	$14.6
2010	13.7
2011	10.3
2012	6.9
2013	5.7
Thereafter	2.6

Future minimum lease payments	$53.8

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

On November 15, 2001, a class action complaint (the “2001 Class Action”) was filed in Madison County, Illinois against Trilegiant alleging violations of state consumer protection statutes in connection with the sale of certain membership programs. Motions to dismiss were denied and a class was certified by the court. On February 14, 2008, the parties entered into a definitive settlement agreement that resolves this lawsuit and the August 2005 Suit on a class-wide basis. On February 15, 2008 the court entered an order preliminarily approving the settlement. A final fairness hearing was held on July 18, 2008 at which the court issued a final order approving the settlement. No appeals of the final approval were taken, and therefore the settlement has become final. Cendant has agreed to indemnify the Company for a significant portion of the settlement, which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business. The settlement payments for which Trilegiant is responsible and does not expect to be indemnified by Cendant are not material in amount and have been accrued for in the financial statements.

The Company believes that the amount accrued for the above matters is adequate (see Note 8 – Accounts Payable and Accrued Expenses), and the reasonably possible loss beyond the amounts accrued, while not estimable, will not have a material adverse effect on its financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material adverse effect on its financial condition, results of operations or cash flows.

Subject to certain limitations, Cendant has agreed to indemnify the Company for actual losses, damages, liabilities, claims, costs and expenses and taxes incurred in connection with certain of the matters described above. See Note 16 – Related Party Transactions for a summary of the terms of the indemnification agreements.

Other Commitments

In the ordinary course of business, the Company enters into purchase agreements for its marketing and membership program support and travel services. The commitments covered by these agreements as of December 31, 2008 totaled approximately $29.4 million for 2009, $19.5 million for 2010, $15.6 million for 2011, $5.4 million for 2012, $2.8 million for 2013 and $8.0 million thereafter.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of December 31, 2008, the Company provided guarantees for surety bonds totaling approximately $11.2 million and issued letters of credit totaling $1.8 million.

14.	SHARE-BASED COMPENSATION

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of its common stock under the 2007 Plan over a ten year period. As of December 31, 2008, there were 9.2 million shares available under the 2007 Plan for future grants.

The Company adopted SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”) as of the commencement of its operations on October 17, 2005. In accordance with SFAS No. 123R, for employee stock awards, the Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The Company has elected to recognize compensation cost for awards with only a service condition and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Stock Options

During 2008, there were no stock options granted to employees from the 2005 Plan. During 2007 and 2006, 0.3 million and 1.6 million stock options, respectively, were granted to employees from the 2005 Plan. The options were granted with an exercise price of $4.76, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Exercise price	$4.76	$4.76	$4.76
Vesting period	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Option term	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Vesting for tranches B and C is accelerated upon the achievement of certain investment returns by Apollo.

During 2008 and 2007, 0.2 million and 0.6 million stock options, respectively, were granted to employees from the 2007 Plan. These options were granted with an exercise price of $13.02, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan had the following terms:

Exercise price	$13.02
Vesting period	Ratably over 4 years
Option term	10 years

During 2008, there were no stock options granted to members of the Board of Directors. During 2007 and 2006, Affinion Holdings granted less than 0.1 million and 0.3 million stock options, respectively, to members of the Board of Directors with an exercise price of $13.02 and $4.76, respectively, equal to the estimated fair value of a share of the underlying common stock on the dates of grant. These options were fully vested as of the date of grant and have a 10-year option term.

The fair value of each option award from the 2005 Plan during the years ended December 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	Tranche A	Tranche B	Tranche C
Expected volatility	43%	47%	48%
Expected life (in years)	6.50	8.43	8.72
Risk-free interest rate	4.40%	4.46%	4.46%
Dividend yield	—%	—%	—%

The fair value of each option award from the 2007 Plan during the years ended December 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

Expected volatility	48%
Expected life (in years)	6.25
Risk-free interest rate	3.89%
Dividend yield	—%

A summary of option activity is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees - Tranche B	2005 Plan – Grants to Employees - Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2006	1,604	802	802	—	—
Granted	803	401	401	276	—
Exercised	—	—	—	—	—
Forfeited or expired	(348)	(174)	(174)	—	—

Outstanding options at December 31, 2006	2,059	1,029	1,029	276	—
Granted	132	66	66	42	642
Exercised	—	—	—	—	—
Forfeited or expired	(71)	(39)	(39)	—	—

Outstanding options at December 31, 2007	2,120	1,056	1,056	318	642
Granted	—	—	—	—	189
Exercised	(3)	—	—	—	—
Forfeited or expired	(76)	(53)	(53)	—	(52)

Outstanding options at December 31, 2008	2,041	1,003	1,003	318	779

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees - Tranche B	2005 Plan – Grants to Employees - Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Vested or expected to vest at December 31, 2008	2,041	1,003	1,003	318	779

Exercisable options at December 31, 2008	1,099	—	—	318	149

Weighted average remaining contractual term (in years)	7.1	7.1	7.1	7.9	9.0
Weighted average grant date fair value per option – 2006	$2.38	$2.84	$2.91	$2.63	—
Weighted average grant date fair value per option – 2007	$2.38	$2.84	$2.91	$6.74	$6.74
Weighted average grant date fair value per option – 2008	—	—	—	—	$6.74

Based on the estimated fair values of options granted, stock compensation expense for the years ended December 31, 2008, 2007 and 2006 totaled $2.9 million, $2.2 million and $2.3 million, respectively. As of December 31, 2008, there was $9.4 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.7 years.

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

Subsequent Event — In February 2009, 0.7 million stock options were granted to employees from the 2007 Plan. The options were granted with an exercise price of $15.25, the estimated fair market value of a share of the underlying common stock, and will vest ratably over four years.

Restricted Stock

In connection with the Apollo Transactions, the Board granted 105,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to the Company’s Chief Executive Officer. The award vests 100% upon the earlier of five years of service or a change in control of Affinion Holdings. In March 2007, the Board accelerated the vesting date to April 2, 2007. The fair value of the award was estimated to be $0.5 million, based upon the estimated grant date fair value per share of common stock of Affinion Holdings of $4.76, and the remaining unamortized compensation expense was recognized in general and administrative expense as share-based compensation expense in the first quarter of 2007.

In January 2007, the Board granted 21,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to the Company’s former Chief Financial Officer. The award would have vested 100% upon the earlier of three years of service or a change in control of Affinion Holdings. The fair value of the award was estimated to be $0.2 million, based upon the estimated grant date fair value per share of common stock of Affinion Holdings, and was being amortized on a straight-line basis to general and administrative expense over the service period. In January 2009, this grant was forfeited.

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

A summary of restricted stock activity is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2006	105	$4.76
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at December 31, 2006	105	4.76
Granted	63	9.52
Vested	(105)	4.76
Forfeited	—	—

Outstanding restricted unvested awards at December 31, 2007	63	9.52
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at December 31, 2008	63	$9.52

Weighted average remaining contractual term (in years)	1.3

Based on the estimated fair values of restricted stock granted, stock compensation expense for the years ended December 31, 2008, 2007 and 2006 totaled $0.2 million, $0.5 million and $0.1 million, respectively. As of December 31, 2008, there was $0.3 million of unrecognized compensation cost related to restricted stock granted, which will be recognized over a weighted average period of approximately 0.7 years.

15.	EMPLOYEE BENEFIT PLANS

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, through December 31, 2008, the Company matched the contributions of participating employees based on 100% of the first 6% of the participating employee’s contributions up to 6% of the participating employee’s salary. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $5.9 million for the year ended December 31, 2008, $5.6 million for the year ended December 31, 2007 and $5.8 million for the year ended December 31, 2006.

The Company sponsors certain other international defined benefit retirement plans that are customary in each local country, including a multi-employer plan in one country. Under these local country defined benefit pension plans, benefits are based on a percentage of an employee’s final average salary or as otherwise described by the plan. The plans are not material, individually or in the aggregate, to the consolidated financial statements.

The Company also maintains a deferred compensation plan that permits certain employees to defer up to 50% of their annual base salary and 100% of earned annual incentive bonus. As of December 31, 2008, the assets in the plan and the liability to the participating employees were $0.5 million.

16.	RELATED PARTY TRANSACTIONS

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

Excluded Litigation—Cendant has agreed to fully indemnify the indemnified parties with respect to any pending or future litigation, arbitration, or other proceeding relating to the facts and circumstances of Fortis and the accounting irregularities in the former CUC International, Inc. announced on April 15, 1998.

Certain Litigation and Compliance with Law Matters—Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of AGLLC or Affinion International and (3) constitute a breach or violation of its compliance with law representations and warranties, (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or Affinion International and (c) the August 2005 Suit.

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

Other Litigation—Cendant has agreed to indemnify the Company for specified amounts with respect to losses incurred in connection with the 2001 Class Action. Until September 30, 2006, Cendant had the right to control and settle this litigation, subject to certain consultation and other specified limitations. Subsequent to September 30, 2006, the Company has the right to control and settle this litigation, subject to certain consultation and other specified limitations.

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

As publicly announced, as part of a plan to split into four independent companies, Cendant has (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis/Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham continues to hold a portion of the preferred stock and warrants issued in connection with the Apollo Transactions, while Realogy was subsequently acquired by an affiliate of Apollo.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The revenue earned for such services was $1.7 million, $1.5 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in net revenues in the consolidated statements of operations. The expense incurred for such services was $0.4 million and $0.8 million for the years ended December 31, 2008 and 2006, respectively, and is included in operating costs in the consolidated statements of operations. There was no expense incurred for the year ended December 31, 2007.

In connection with the Apollo Transactions, the Company granted to Cendant a non-exclusive license to its portfolio of patents relating to online award redemption programs through December 31, 2006. The license included the exclusive right to enforce patents against third parties within the field of i) online sales, marketing and distribution of travel services and products and ii) servicing certain airlines. Cendant paid royalty fees for the exclusive right totaling $11.25 million, payable in five quarterly installments of $2.25 million that began in November 2005 and ended in November 2006. The amount included in net revenues in the consolidated statements of operations for such services, net of purchase accounting adjustments related to the Apollo Transactions, was $3.3 million for the year ended December 31, 2006.

New marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (i) a fee for each call transferred, (ii) a bounty payment for each user that enrolls in one of the Company’s membership programs or (iii) a percentage of net membership revenues. These agreements generally expire in December 2010, subject to automatic one year renewal periods, and are generally terminable by the applicable Cendant party following December 31, 2007 upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $3.6 million, $3.3 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in marketing and commissions expense in the accompanying consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009, subject to automatic one year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice. The amount included in net revenues in the consolidated statements of operations for such services attributable to agreements with Realogy and Wyndham was $10.4 million, $12.2 million and $11.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

On June 30, 2008, the Company entered into an Assignment and Assumption Agreement (“AAA”) with Avis/Budget, Wyndham and Realogy. Prior to this transaction, the ex-Cendant entities provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. Under the AAA, the Company assumed all of the liabilities and obligations of the ex-Cendant entities relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, on the June 30, 2008 closing date, the Company received cash and receivables with a fair value substantially equivalent to the fair value of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date. The receivables are due and payable to the Company over a three year period following the closing date.

The Company entered into a platform services agreement with Travel Distribution Services Group, Inc. (“TDS”), under which, through June 30, 2007, TDS reimbursed the Company for each travel booking fee placed utilizing a third party’s travel service platform in excess of a specified threshold plus reimbursed the Company for platform license fees paid to the third party in excess of a specified threshold. In addition, the Company had the option to use the to-be-developed

Orbitz travel membership club platform, if and when developed by TDS, to obtain services related to such platform for the Company’s travel membership clubs by paying TDS a fee per itinerary. The agreement expired on December 31, 2007. The expense reimbursement for such services was $0.4 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively, and is included in operating costs in the consolidated statements of operations.

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI had a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International indemnified RCI in the event its profit margin under this arrangement fell below 1.31%. Under the terms of the agreement, RCI Europe elected to terminate the agreement for convenience. As such, the agreement terminated on October 31, 2008. The expense for such services was $4.3 million, $5.2 million and $5.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in operating costs in the consolidated statements of operations.

On August 22, 2008, the Company entered into an agreement to acquire certain assets and assume certain liabilities of RCI Europe. The acquisition closed during the fourth quarter of 2008 for nominal consideration. Under the agreement, the Company acquired all of the assets and all of the liabilities of RCI Europe’s travel services business that served the Company’s customers in Europe. Following this acquisition, the Company provides travel services directly to its customers.

The Company entered into agreements pursuant to which it had profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of the Company’s subsidiaries market certain insurance programs and Fairtide provided reinsurance for the related insurance policies which are provided by a third-party insurer. Those agreements have been terminated effective November 1, 2007 and Fairtide will have no further liability for any claims made under those insurance policies on or after November 1, 2007. The amount included in net revenues in the consolidated statements of operations for such services was $0.2 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the consolidated statements of operations for such services was $1.5 million, $1.1 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for the period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amount expensed related this consulting agreement was $2.0 million for each of the years ended December 31, 2008, 2007 and 2006 and is included in general and administrative expenses in the consolidated statements of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

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

During 2006 Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services and litigation settlement administration services to the Company. The fee incurred for these services for the years ended December 31, 2008, 2007 and 2006 was $1.4 million, $0.9 million and $0.5 million, respectively, and is included in operating expenses in the consolidated statements of operations.

17.	FINANCIAL INSTRUMENTS

Interest Rate Swaps

The Company entered into an interest rate swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap is $200.0 million through the swap period ended December 31, 2008 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. The interest rate swap is recorded at fair value, either as an asset or liability. The change in the fair value of the swap, which is not designated as a hedging instrument, is recognized currently in earnings in the consolidated statements of operations.

In January 2008, the Company entered into an interest rate swap effective February 21, 2008. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap is $450.0 million through the swap period ending February 23, 2009 and increases in accordance with a contractual amortization schedule through its termination date of February 21, 2011, such that, in conjunction with the swap entered into in December 2005, $650.0 million of the Company’s variable rate debt has been converted into fixed rate debt through December 31, 2010. The interest rate swap is recorded at fair value, either as an asset or liability. The change in the fair value of the swap, which is not designated as a hedging instrument, is recognized currently in earnings in the consolidated statements of operations.

As disclosed in Note 2—Summary of Significant Accounting Policies, as a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt.

	2009	2010	2011	2012	2013	2014 and Thereafter	Total	Fair Value At December 31, 2008
Fixed rate debt	$0.3	$0.2	$0.1	$0.1	$304.1	$355.5	$660.3	$436.5
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%
Variable rate debt	$6.4	$—	$57.0	$648.6	$—	$—	$712.0	$712.0
Average interest rate (a)	4.58%	4.58%	4.58%	4.65%	—	—
Variable to fixed - Interest rate swap (b)								$20.0
Average pay rate	3.34%	3.02%	2.86%
Average receive rate	1.36%	1.60%	2.05%

(a)	Average interest rate is based on rates in effect at December 31, 2008.
(b)	The fair value of the interest rate swap is included in other long-term liabilities at December 31, 2008. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

Subsequent Event—In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under the swap, the Company has agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. This swap is intended to reduce a portion of the variability of the future interest payments on the Company’s term loan facility for the period after the Company’s existing swaps expire. The above table does not include the swap entered into in January 2009.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. Such risk was managed by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2007 and 2008, approximately $58.8 million and $96.9 million, respectively, of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at December 31, 2008 and 2007 due to the short-term maturities of these assets and liabilities.

b.	Investments—At December 31, 2008 and 2007, the carrying amounts of investments, which are included in other current assets on the consolidated balance sheets, approximate fair value, which is based on quoted market prices or other available market information.

c.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2008 and 2007 is based upon available information for debt having similar terms and risks. The carrying amount of the Company’s variable-rate debt approximates its fair value at December 31, 2008 and 2007 due to the variable interest rate which fluctuates with the market. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, approximates its face amount due to the variable interest rate which fluctuates with the market.

d.	Interest Rate Swaps—At December 31, 2008 and 2007, the Company’s estimated fair value of its interest rate swaps, which is included in other long-term liabilities on the consolidated balance sheets, is based upon available market information. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions with long-term ratings of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings as of February 13, 2009.

The Company adopted SFAS No. 157 as of January 1, 2007, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy in SFAS No. 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, giving the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Level 1 inputs to a fair value measurement are quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The fair values of certain financial instruments as of December 31, 2008 are shown in the table below:

	Fair Value Measurements at December 31, 2008
	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	0.1	$0.1	$—	—
Interest rate swaps (included in other long-term liabilities)	(20.0)	—	(20.0)	—

18.	SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four operating segments does not include general corporate expenses or goodwill impairment. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily share-based compensation expense and consulting fees paid to Apollo. Goodwill impairment represents a charge recorded to reduce the goodwill previously ascribed to the Company’s Loyalty business. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have excluded from the presentation of the Segment EBITDA for the Company’s four operating segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reporting segments are the same as those described in Note 2—Summary of Significant Accounting Policies.

Net Revenues

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Affinion North America
Membership products	$712.6	$683.7	$549.8
Insurance and package products	375.1	365.5	366.0
Loyalty products	72.2	58.0	66.7
Eliminations	(4.2)	(4.9)	(6.7)

Total North America	1,155.7	1,102.3	975.8
Affinion International
International products	254.2	218.7	161.9

Total Net Revenues	$1,409.9	$1,321.0	$1,137.7

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Affinion North America
Membership products	$129.8	$94.7	$(8.3)
Insurance and package products	127.9	138.9	118.7
Loyalty products	22.4	19.5	19.3

Total North America	280.1	253.1	129.7
Affinion International
International products	31.2	22.4	(1.1)

Total products	311.3	275.5	128.6
Corporate	(6.7)	(10.4)	(4.8)
Goodwill impairment	—	—	(15.5)

Total Segment EBITDA	$304.6	$265.1	$108.3

Provided below is a reconciliation of Segment EBITDA to income from operations.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Segment EBITDA	$304.6	$265.1	$108.3
Depreciation and amortization	(260.2)	(310.8)	(396.8)

Income (loss) from operations	$44.4	$(45.7)	$(288.5)

Depreciation and Amortization

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Membership products	$129.3	$163.5	$244.6
Insurance and package products	83.5	93.5	110.1
Loyalty products	12.2	12.5	13.5
International products	35.2	41.3	28.6

Total Depreciation and Amortization	$260.2	$310.8	$396.8

Segment Assets

	December 31, 2008	December 31, 2007
Membership products	$602.1	$708.1
Insurance and package products	518.4	547.9
Loyalty products	92.0	83.6
International products	218.8	228.2

Total products	1,431.3	1,567.8
Corporate	29.3	33.4

Total Assets	$1,460.6	$1,601.2

Capital Expenditures

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Membership products	$18.0	$17.6	$16.9
Insurance and package products	2.1	1.5	2.3
Loyalty products	4.0	1.2	4.0
International products	11.5	6.3	5.9

	35.6	26.6	29.1
Corporate	1.1	0.3	—

Total Capital Expenditures	$36.7	$26.9	$29.1

Total Revenues

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
U.S.	$1,155.7	$1,102.3	$975.8
U.K.	143.2	115.8	73.6
Other	111.0	102.9	88.3

Total Revenues	$1,409.9	$1,321.0	$1,137.7

Total Assets

	December 31, 2008	December 31, 2007
U.S.	$1,241.8	$1,373.0
U.K.	105.0	112.4
Other	113.8	115.8

Total Assets	$1,460.6	$1,601.2

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net revenues	$339.2	$354.3	$364.8	$351.6

Marketing and commissions	$153.5	$161.7	$160.1	$171.6

Operating costs	$89.8	$90.7	$96.7	$82.8

General and administrative	$27.7	$26.1	$24.1	$20.5

Depreciation and amortization	$67.9	$69.3	$68.4	$54.6

Net loss	$(43.8)	$(6.2)	$(20.3)	$(18.4)

2007
Net revenues	$320.5	$333.3	$330.6	$336.6

Marketing and commissions	$150.0	$153.6	$149.3	$155.5

Operating costs	$86.0	$85.6	$79.6	$83.1

General and administrative	$32.4	$31.2	$25.9	$23.7

Depreciation and amortization	$78.9	$80.3	$82.9	$68.7

Net loss	$(63.3)	$(50.0)	$(43.3)	$(34.5)

20.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of December 31, 2008 and 2007, and the related condensed consolidating statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

Certain prior year amounts have been revised to conform with current year presentation. Affinion Group, Inc.’s parent-only stockholder’s equity in the accompanying condensed consolidating balance sheet as of December 31, 2007 has been revised to include components of other comprehensive income of the non-guarantor subsidiaries. The accompanying condensed consolidating statements of operations for the years ended December 31, 2007 and 2006 have been revised to present corporate allocations as adjustments to the applicable expense category within income (loss) from operations. Intercompany receivables and payables were reclassified from cash flows provided by (used in) operating activities to cash flows used in financing activities in the accompanying condensed consolidating statements of cash flows for the years ended December 31, 2007 and 2006. These revisions did not have any impact on the consolidated balance sheets, statements of operations or statements of cash flows for any of these periods, as each of these items was eliminated in consolidation.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2.9	$33.4	$—	$36.3
Restricted cash	—	24.1	11.5	—	35.6
Receivables, net	0.5	48.7	28.4	—	77.6
Receivables from related parties	0.6	14.8	0.2	—	15.6
Profit-sharing receivables from insurance carriers	—	96.9	1.4	—	98.3
Prepaid commissions	—	54.2	7.8	—	62.0
Deferred income taxes	—	0.6	(0.1)	—	0.5
Income taxes receivable	(1.1)	2.8	(1.6)	—	0.1
Intercompany loans receivable	34.3	—	—	(34.3)	—
Other current assets	3.6	21.9	16.9	—	42.4

Total current assets	37.9	266.9	97.9	(34.3)	368.4
Property and equipment, net	1.8	71.1	18.3	—	91.2
Contract rights and list fees, net	—	16.9	23.8	—	40.7
Goodwill	—	289.5	18.0	—	307.5
Other intangibles, net	—	548.1	56.3	—	604.4
Investment in subsidiaries	1,423.2	—	—	(1,423.2)	—
Intercompany loan receivable	6.8	—	—	(6.8)	—
Intercompany receivables	—	548.9	4.5	(553.4)	—
Receivables from related parties	—	5.3	—	—	5.3
Other non-current assets	23.9	14.7	4.5	—	43.1

Total assets	$1,493.6	$1,761.4	$223.3	$(2,017.7)	$1,460.6

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$6.4	$0.3	$—	$—	$6.7
Accounts payable and accrued expenses	91.5	117.5	59.2	—	268.2
Payables to related parties	5.1	1.1	3.8	—	10.0
Intercompany loans payable	—	—	34.3	(34.3)	—
Deferred revenue	—	202.8	28.5	—	231.3

Total current liabilities	103.0	321.7	125.8	(34.3)	516.2
Long-term debt	1,360.1	0.5	—	—	1,360.6
Deferred income taxes	(7.8)	20.3	8.0	—	20.5
Deferred revenue	—	25.0	10.4	—	35.4
Intercompany loan payable	—	—	6.8	(6.8)	—
Intercompany payables	553.4	—	—	(553.4)	—
Other long-term liabilities	32.1	20.0	22.3	—	74.4

Total liabilities	2,040.8	387.5	173.3	(594.5)	2,007.1
Minority interests	—	—	0.7	—	0.7
Stockholder’s equity (deficit)	(547.2)	1,373.9	49.3	(1,423.2)	(547.2)

Total liabilities and stockholder’s equity (deficit)	$1,493.6	$1,761.4	$223.3	$(2,017.7)	$1,460.6

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3.0	$11.2	$—	$14.2
Restricted cash	—	23.9	5.2	—	29.1
Receivables, net	0.1	42.4	30.8	—	73.3
Receivables from related parties	—	11.9	0.2	—	12.1
Profit-sharing receivables from insurance carriers	—	58.8	—	—	58.8
Prepaid commissions	—	48.2	13.9	—	62.1
Deferred income taxes	—	1.1	(0.2)	—	0.9
Other current assets	3.6	17.5	18.3	—	39.4

Total current assets	3.7	206.8	79.4	—	289.9
Property and equipment, net	0.5	77.7	12.6	—	90.8
Contract rights and list fees, net	—	12.2	51.0	—	63.2
Goodwill	—	289.5	12.5	—	302.0
Other intangibles, net	—	741.4	67.7	—	809.1
Investment in subsidiaries	1,375.3	—	—	(1,375.3)	—
Intercompany receivables	—	406.4	1.5	(407.9)	—
Other non-current assets	29.1	12.1	5.0	—	46.2

Total assets	$1,408.6	$1,746.1	$229.7	$(1,783.2)	$1,601.2

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable and accrued expenses	49.1	149.5	65.6	—	264.2
Payables to related parties	3.7	4.5	5.1	—	13.3
Deferred revenue	—	220.0	35.1	—	255.1
Income taxes payable	0.6	1.6	0.8	—	3.0

Total current liabilities	53.4	375.8	106.6	—	535.8
Long-term debt	1,347.2	0.1	—	—	1,347.3
Deferred income taxes	(7.9)	12.6	15.5	—	20.2
Deferred revenue	—	29.4	12.2	—	41.6
Intercompany payables	407.9	—	—	(407.9)	—
Other long-term liabilities	13.5	11.8	35.9	—	61.2

Total liabilities	1,814.1	429.7	170.2	(407.9)	2,006.1
Minority interests	—	—	0.6	—	0.6
Stockholder’s equity (deficit)	(405.5)	1,316.4	58.9	(1,375.3)	(405.5)

Total liabilities and stockholder’s equity (deficit)	$1,408.6	$1,746.1	$229.7	$(1,783.2)	$1,601.2

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,155.7	$254.2	$—	$1,409.9
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	549.7	97.2	—	646.9
Operating costs	—	247.5	112.5	—	360.0
General and administrative	11.9	69.0	17.5	—	98.4
Depreciation and amortization	—	225.0	35.2	—	260.2

Total expenses	11.9	1,091.2	262.4	—	1,365.5

Income (loss) from operations	(11.9)	64.5	(8.2)	—	44.4
Equity in income of subsidiaries	62.7	—	—	(62.7)	—
Interest income	0.1	1.0	0.6	—	1.7
Interest expense	(136.2)	(2.0)	(4.7)	—	(142.9)
Other income (expense), net	—	(0.1)	16.4	—	16.3

Loss before income taxes and minority interests	(85.3)	63.4	4.1	(62.7)	(80.5)
Income tax (expense) benefit	(3.4)	(5.4)	1.3	—	(7.5)
Minority interests, net of tax	—	—	(0.7)	—	(0.7)

Net income (loss)	$(88.7)	$58.0	$4.7	$(62.7)	$(88.7)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,102.3	$218.7	$—	$1,321.0
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	533.7	74.7	—	608.4
Operating costs	—	225.5	108.8	—	334.3
General and administrative	29.4	66.7	17.1	—	113.2
Depreciation and amortization	—	269.5	41.3	—	310.8

Total expenses	29.4	1,095.4	241.9	—	1,366.7

Loss from operations	(29.4)	6.9	(23.2)		(45.7)
Equity in income (loss) of subsidiaries	(22.0)	—	—	22.0	—
Interest income	—	3.9	1.0	—	4.9
Interest income – intercompany	0.8	—	—	(0.8)	—
Interest expense	(140.0)	(0.2)	(5.0)	—	(145.2)
Interest expense – intercompany	—	—	(0.8)	0.8	—
Other income (expense), net	—	(0.1)	—	—	(0.1)

Loss before income taxes and minority interests	(190.6)	10.5	(28.0)	22.0	(186.1)
Income tax (expense) benefit	(0.5)	(9.3)	5.1	—	(4.7)
Minority interests, net of tax	—	—	(0.3)	—	(0.3)

Net loss	$(191.1)	$1.2	$(23.2)	$22.0	$(191.1)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Revenues	$—	$975.8	$161.9	$—	$1,137.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	525.7	55.2	—	580.9
Operating costs	—	232.4	93.7	—	326.1
General and administrative	4.8	84.4	17.7	—	106.9
Goodwill impairment	—	15.5	—	—	15.5
Depreciation and amortization	—	368.2	28.6	—	396.8

Total expenses	4.8	1,226.2	195.2	—	1,426.2

Loss from operations	(4.8)	(250.4)	(33.3)	—	(288.5)
Equity in income (loss) of subsidiaries	(302.2)	—	—	302.2	—
Interest income	0.4	4.7	0.7	(0.1)	5.7
Interest expense	(148.2)	(0.1)	(0.6)	0.1	(148.8)

Loss before income taxes and minority interests	(454.8)	(245.8)	(33.2)	302.2	(431.6)
Income tax (expense) benefit	16.6	(23.9)	1.0	—	(6.3)
Minority interests, net of tax	—	—	(0.3)	—	(0.3)

Net loss	$(438.2)	$(269.7)	$(32.5)	$302.2	$(438.2)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(88.7)	$58.0	$4.7	$(62.7)	$(88.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	225.0	35.2	—	260.2
Amortization of favorable and unfavorable contracts	—	(2.2)	(0.8)	—	(3.0)
Amortization of debt discount and financing costs	5.9	—	—	—	5.9
Unrealized gain on interest rate swap	15.9	—	—	—	15.9
Unrealized foreign currency transaction gain	—	—	(16.5)	—	(16.5)
Amortization of share-based compensation	3.1	—	—	—	3.1
Equity in (income) loss of subsidiaries	(62.7)	—	—	62.7	—
Deferred income taxes	—	8.2	(6.7)	—	1.5
Payment received for assumption of loyalty points program liability	—	7.4	—	—	7.4
Net change in assets and liabilities:
Restricted cash	—	(0.1)	1.0	—	0.9
Receivables	(0.5)	(5.7)	(2.1)	—	(8.3)
Receivables from and payables to related parties	(2.1)	1.1	(0.7)	—	(1.7)
Profit-sharing receivables from insurance carriers	—	(38.1)	(1.4)	—	(39.5)
Prepaid commissions	—	1.6	3.0	—	4.6
Other current assets	0.5	(4.5)	(2.1)	—	(6.1)
Contract rights and list fees	—	(5.1)	—	—	(5.1)
Other non-current assets	0.3	(1.9)	(0.8)	—	(2.4)
Accounts payable and accrued expenses	41.5	(42.6)	5.8	—	4.7
Deferred revenue	—	(29.2)	5.4	—	(23.8)
Income taxes receivable and payable	0.4	(4.4)	0.7	—	(3.3)
Other long-term liabilities	2.8	0.1	(5.0)	—	(2.1)
Minority interests and other, net	(1.4)	(0.2)	1.0	—	(0.6)

Net cash provided by operating activities	(85.0)	167.4	20.7	—	103.1

Investing Activities
Capital expenditures	(1.1)	(24.1)	(11.5)	—	(36.7)
Acquisition-related payments, net of cash acquired	—	(0.5)	(13.2)	—	(13.7)
Restricted cash	—	—	(8.7)	—	(8.7)

Net cash (used in) investing activities	(1.1)	(24.6)	(33.4)	—	(59.1)

Financing Activities
Borrowings under line of credit, net	18.5	—	—	—	18.5
Principal payments on borrowings	—	(0.3)	—	—	(0.3)
Dividends paid to parent company	(37.0)	—	—	—	(37.0)
Intercompany receivables and payables	145.5	(142.4)	(3.1)	—	—
Intercompany loans	(41.1)	—	41.1	—	—
Intercompany dividends	0.2	(0.2)	—	—	—
Distributions to minority shareholder of a subsidiary	—	—	(0.4)	—	(0.4)

Net cash provided by (used in) financing activities	86.1	(142.9)	37.6	—	(19.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(2.7)	—	(2.7)

Net increase in cash and cash equivalents	—	(0.1)	22.2	—	22.1
Cash and cash equivalents, beginning of period	—	3.0	11.2	—	14.2

Cash and Cash Equivalents, End of Period	$—	$2.9	$33.4	$—	$36.3

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(191.1)	$1.2	$(23.2)	$22.0	$(191.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	269.5	41.3	—	310.8
Amortization of favorable and unfavorable contracts	—	(2.3)	(0.7)	—	(3.0)
Amortization of debt discount and financing costs	6.5	—	—	—	6.5
Unrealized gain on interest rate swap	5.1	—	—	—	5.1
Amortization of share-based compensation	2.7	—	—	—	2.7
Equity in (income) loss of subsidiaries	22.0	—	—	(22.0)	—
Deferred income taxes	0.1	3.8	(9.8)	—	(5.9)
Net change in assets and liabilities:
Restricted cash	—	0.7	(0.7)	—	—
Receivables	(0.1)	(2.3)	2.4	—	—
Receivables from and payables to related parties	(0.3)	2.7	(0.6)	—	1.8
Profit-sharing receivables from insurance carriers	—	0.7	—	—	0.7
Prepaid commissions	—	16.5	(6.0)	—	10.5
Other current assets	(3.5)	5.8	(2.9)	—	(0.6)
Contract rights and list fees	—	(2.1)	—	—	(2.1)
Other non-current assets	(0.7)	(3.4)	0.2	—	(3.9)
Accounts payable and accrued expenses	26.5	(52.2)	7.8	—	(17.9)
Deferred revenue	—	(22.5)	17.7	—	(4.8)
Income taxes receivable and payable	1.2	2.3	3.3	—	6.8
Other long-term liabilities	(0.1)	(1.3)	(11.4)	—	(12.8)
Minority interests and other, net	(0.5)	0.5	(1.0)	—	(1.0)

Net cash provided by operating activities	(132.2)	217.6	16.4	—	101.8

Investing Activities
Capital expenditures	(0.4)	(20.3)	(6.2)	—	(26.9)
Acquisition-related payments, net of cash acquired	—	(50.4)	—	—	(50.4)
Restricted cash	—	—	(0.1)	—	(0.1)

Net cash (used in) investing activities	(0.4)	(70.7)	(6.3)	—	(77.4)

Financing Activities
Borrowings under line of credit, net	38.5	—	—	—	38.5
Principal payments on borrowings	(100.0)	(0.2)	—	—	(100.2)
Intercompany loans	16.5	—	(16.5)	—	—
Dividends paid to parent company	(32.2)	—		—	(32.2)
Intercompany receivables and payables	209.8	(203.3)	(6.5)	—	—
Distributions to minority shareholder of a subsidiary	—	—	(0.3)	—	(0.3)

Net cash provided by (used in) financing activities	132.6	(203.5)	(23.3)	—	(94.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.3)	—	(0.3)

Net increase in cash and cash equivalents	—	(56.6)	(13.5)	—	(70.1)
Cash and cash equivalents, beginning of period	—	59.6	24.7	—	84.3

Cash and Cash Equivalents, End of Period	$—	$3.0	$11.2	$—	$14.2

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(438.2)	$(269.7)	$(32.5)	$302.2	$(438.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	368.2	28.6	—	396.8
Amortization of favorable and unfavorable contracts	—	3.8	(0.7)	—	3.1
Goodwill impairment	—	15.5	—	—	15.5
Amortization of debt discount and financing costs	15.9	—	—	—	15.9
Unrealized gain on interest rate swap	(1.7)	—	—	—	(1.7)
Amortization of share-based compensation	8.9	—	—	—	8.9
Equity in (income) loss of subsidiaries	302.2	—	—	(302.2)	—
Deferred income taxes	—	6.3	(2.9)	—	3.4
Net change in assets and liabilities:
Restricted cash	—	(2.5)	0.5	—	(2.0)
Receivables	—	(3.9)	(2.1)	—	(6.0)
Receivables from and payables to related parties	(7.9)	(1.1)	3.3	—	(5.7)
Profit-sharing receivables from insurance carriers	—	9.0	—	—	9.0
Prepaid commissions	—	(35.0)	(4.7)	—	(39.7)
Other current assets	(0.2)	5.9	(5.1)	—	0.6
Contract rights and list fees	—	(9.6)	—	—	(9.6)
Other non-current assets	—	(4.0)	0.6	—	(3.4)
Accounts payable and accrued expenses	0.4	(10.4)	5.1	—	(4.9)
Deferred revenue	—	147.4	18.2	—	165.6
Income taxes receivable and payable	—	(1.1)	(4.0)	—	(5.1)
Other long-term liabilities	0.1	(3.6)	(1.0)	—	(4.5)
Minority interests and other, net	—	—	0.3	—	0.3

Net cash provided by operating activities	(120.5)	215.2	3.6	—	98.3

Investing Activities				—
Capital expenditures	—	(23.2)	(5.9)	—	(29.1)
Acquisition of intangible asset	—	—	(17.4)	—	(17.4)
Restricted cash	—	—	2.1	—	2.1

Net cash (used in) investing activities	—	(23.2)	(21.2)	—	(44.4)

Financing Activities				—
Proceeds from borrowings	385.7	—	—	—	385.7
Deferred financing costs	(10.9)	—	—	—	(10.9)
Principal payments on borrowings	(468.5)	(0.5)	—	—	(469.0)
Intercompany loans	(16.0)	—	16.0	—	—
Capital contribution	8.8	—		—	8.8
Intercompany receivables and payables	193.7	(197.6)	3.9	—	—
Intercompany dividends	0.4	(0.4)	—	—	—

Net cash provided by (used in) financing activities	93.2	(198.5)	19.9	—	(85.4)

Effect of changes in exchange rates on cash and cash equivalents	—	—	2.4	—	2.4

Net increase in cash and cash equivalents	(27.3)	(6.5)	4.7	—	(29.1)
Cash and cash equivalents, beginning of period	27.3	66.1	20.0	—	113.4

Cash and Cash Equivalents, End of Period	$—	$59.6	$24.7	$—	$84.3