Form 10-Q
period 2009-03-31
Affinion Group, Inc.
filed 2009-05-01
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes  ☐    No  ☐

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 29, 2009 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

(In millions, except share amounts)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$32.6	$36.3
Restricted cash	34.3	35.6
Receivables (net of allowance for doubtful accounts of $1.1 and $0.8, respectively)	92.7	77.6
Receivables from related parties	14.1	15.6
Profit-sharing receivables from insurance carriers	85.3	98.3
Prepaid commissions	61.7	62.0
Other current assets	43.4	43.0

Total current assets	364.1	368.4
Property and equipment, net	88.8	91.2
Contract rights and list fees, net	37.2	40.7
Goodwill	307.8	307.5
Other intangibles, net	561.8	604.4
Receivables from related parties	4.3	5.3
Other non-current assets	52.3	43.1

Total assets	$1,416.3	$1,460.6

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$0.2	$6.7
Accounts payable and accrued expenses	301.9	268.2
Payables to related parties	10.6	10.0
Deferred revenue	228.1	231.3

Total current liabilities	540.8	516.2
Long-term debt	1,330.8	1,360.6
Deferred income taxes	23.5	20.5
Deferred revenue	32.8	35.4
Other long-term liabilities	76.2	74.4

Total liabilities	2,004.1	2,007.1

Commitments and contingencies (Note 6)
Stockholder’s Equity (Deficit)
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	287.6	311.7
Accumulated deficit	(875.5)	(855.2)
Accumulated other comprehensive income	(0.2)	(3.7)

Total Affinion Group, Inc. stockholder’s equity (deficit)	(588.1)	(547.2)
Non-controlling interest in subsidiary	0.3	0.7

Total equity (deficit)	(587.8)	(546.5)

Total liabilities and stockholder’s equity (deficit)	$1,416.3	$1,460.6

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In millions)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Net revenues	$334.0	$339.2

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	139.8	153.5
Operating costs	87.1	89.8
General and administrative	31.6	27.7
Depreciation and amortization	50.3	67.9

Total expenses	308.8	338.9

Income from operations	25.2	0.3
Interest income	0.2	0.5
Interest expense	(34.8)	(39.0)
Other expense	(8.2)	—

Loss before income taxes and non-controlling interest	(17.6)	(38.2)
Income tax expense	(2.5)	(5.4)

Net loss	(20.1)	(43.6)
Less: net income attributable to non-controlling interest	(0.2)	(0.2)

Net loss attributable to Affinion Group, Inc.	$(20.3)	$(43.8)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In millions)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Operating Activities
Net loss	$(20.1)	$(43.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50.3	67.9
Amortization of favorable and unfavorable contracts	(0.5)	(0.8)
Amortization of debt discount and financing costs	1.5	1.5
Unrealized loss on interest rate swaps	4.4	6.0
Unrealized foreign currency transaction loss	8.2	—
Stock-based compensation	0.6	0.8
Deferred income taxes	(3.7)	2.9
Net change in assets and liabilities:
Restricted cash	0.4	1.4
Receivables	(16.2)	(1.3)
Receivables from and payables to related parties	2.6	(1.4)
Profit-sharing receivables from insurance carriers	13.0	(14.1)
Prepaid commissions	0.1	(1.2)
Other current assets	3.5	(3.3)
Contract rights and list fees	0.4	0.1
Other non-current assets	(4.0)	(1.6)
Accounts payable and accrued expenses	28.3	9.1
Deferred revenue	(5.0)	4.0
Income taxes receivable and payable	5.3	—
Other long-term liabilities	(1.6)	(0.7)
Other, net	(1.2)	(0.2)

Net cash provided by operating activities	66.3	25.5

Investing Activities
Capital expenditures	(7.5)	(8.6)
Restricted cash	0.5	(0.1)
Acquisition-related payment, net of cash acquired	(0.4)	—

Net cash used in investing activities	(7.4)	(8.7)

Financing Activities
Borrowings (repayments) under line of credit, net	(30.0)	12.5
Principal payments on borrowings	(6.5)	(0.1)
Dividends paid to parent company	(24.1)	(20.6)
Distribution to non-controlling interest	(0.6)	—

Net cash used in financing activities	(61.2)	(8.2)

Effect of changes in exchange rates on cash and cash equivalents	(1.4)	0.7

Net increase (decrease) in cash and cash equivalents	(3.7)	9.3
Cash and cash equivalents, beginning of period	36.3	14.2

Cash and cash equivalents, end of period	$32.6	$23.5

Supplemental Disclosure of Cash Flow Information:
Interest payments	$10.7	$13.3

Income tax payments	$0.8	$2.3

Non-cash investing and financing activities:
Accrued capital expenditures	$0.1	$0.5

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 (the “Form 10-K”).

In connection with the adoption of SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”), presentation of certain prior year amounts have been revised to conform with the current year presentation as prescribed by SFAS No. 160.

Business Description — The Company provides comprehensive customer engagement and loyalty solutions that enhance or extend the relationship of millions of customers with many of the largest companies in the world. The Company partners with these leading companies to develop and market programs that provide services to their end-customers using its expertise in customer engagement, creative design and product development.

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

•

Membership Products. The Company designs, implements and markets subscription programs that provide members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services, as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement.

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

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP-FAS No. 157-2”), delaying the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS 159 permits entities to choose to measure many financial instruments and other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159. The adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows and the Company did not elect the fair value option available under SFAS No. 159 for any of its financial instruments. Effective January 1, 2009, the Company adopted SFAS No. 157 for certain non-financial assets and non-financial liabilities, which did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows, as the Company did not elect the fair value option available under SFAS No. 159 for any of its nonfinancial assets and nonfinancial liabilities. See Note 9 – Financial Instruments, Derivatives and Fair Value Measures for additional information.

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

2.	INTANGIBLE ASSETS

Intangible assets consisted of:

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$806.5	$(534.7)	$271.8
Affinity relationships	572.4	(317.8)	254.6
Proprietary databases and systems	55.8	(53.5)	2.3
Trademarks and tradenames	25.4	(6.1)	19.3
Patents and technology	25.0	(12.1)	12.9
Covenants not to compete	1.2	(0.3)	0.9

	$1,486.3	$(924.5)	$561.8

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$806.7	$(509.7)	$297.0
Affinity relationships	576.7	(306.2)	270.5
Proprietary databases and systems	55.9	(53.2)	2.7
Trademarks and tradenames	25.5	(5.7)	19.8
Patents and technology	25.0	(11.6)	13.4
Covenants not to compete	1.2	(0.2)	1.0

	$1,491.0	$(886.6)	$604.4

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Member relationships	$25.1	$31.4
Affinity relationships	13.4	16.9
Proprietary databases and systems	0.3	4.5
Trademarks and tradenames	0.4	0.6
Patents and technology	0.6	0.6
Covenants not to compete	0.1	—

	$39.9	$54.0

Based on the Company’s amortizable intangible assets as of March 31, 2009, the Company expects the related amortization expense for fiscal 2009 and the four succeeding fiscal years to be $154.1 million in 2009, $128.0 million in 2010, $109.8 million in 2011, $88.8 million in 2012 and $40.6 million in 2013.

Goodwill attributed to each of the Company’s reporting segments is as follows:

	March 31, 2009	December 31, 2008
Membership products	$231.1	$231.1
Insurance and package products	58.3	58.3
International products	18.4	18.1

	$307.8	$307.5

The change in the Company’s carrying amount of goodwill in fiscal 2009 is due to changes in foreign currency exchange rates.

3.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$54.5	$(30.5)	$24.0	$55.4	$(28.3)	$27.1
List fees	19.9	(6.7)	13.2	19.5	(5.9)	13.6

	$74.4	$(37.2)	$37.2	$74.9	$(34.2)	$40.7

Amortization expense for the three months ended March 31, 2009 was $3.5 million, of which $0.8 million is included in marketing expense and $2.7 million is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense for the three months ended March 31, 2008 was $5.2 million, of which $0.6 million is included in marketing expense and $4.6 million is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Based on the Company’s contract rights and list fees as of March 31, 2009, the Company expects the related amortization expense for fiscal 2009 and the four succeeding fiscal years to be approximately $14.1 million in 2009, $10.9 million in 2010, $8.7 million in 2011, $2.0 million in 2012 and $1.7 million in 2013.

4.	LONG-TERM DEBT

Long-term debt consisted of:

	March 31, 2009	December 31, 2008
Term loan due 2012	$648.6	$655.0
Revolving credit facility	27.0	57.0
10 1/8% senior notes due 2013, net of unamortized discount of $1.3 and $1.4, respectively, with an effective interest rate of 10.285%	302.7	302.6
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $3.5 and $3.6, respectively, with an effective interest rate of 11.75%	352.0	351.9
Capital lease obligations	0.7	0.8

Total debt	1,331.0	1,367.3
Less: current portion of long-term debt	(0.2)	(6.7)

Long-term debt	$1,330.8	$1,360.6

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities.

The Affinion Credit Facility is secured by all of the Company’s outstanding stock held by Affinion Holdings and by substantially all of the assets of the Company, subject to certain exceptions. Through March 31, 2009, the Company had made nine voluntary principal prepayments of the term loan aggregating $205.0 million, in addition to the $6.4 million repayment made in the first quarter of 2009 based on excess cash flow through December 31, 2008 and, therefore, all of the Company’s mandatory repayment obligations have been satisfied, other than future required annual payments, if any, based on excess cash flow. The Affinion Credit Facility permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. As of March 31, 2009 and December 31, 2008, borrowings outstanding under the revolving credit facility were $27.0 million and $57.0 million, respectively. As of March 31, 2009, the Company had $71.3 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $1.7 million of letters of credit.

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

On May 3, 2006, the Company issued an additional $34.0 million aggregate principal amount of Senior Notes. These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005 and, together with the $270.0 million of Senior Notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually, on April 15 and October 15 of each year. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the Senior Notes as discussed in Note 11—Guarantor/Non-Guarantor Supplemental Financial Information.

On September 13, 2006, the Company completed a registered exchange offer and exchanged all of the then-outstanding 10 1/8% Senior Notes due 2013 and all of the then-outstanding 11 1/ 2% Senior Subordinated Notes due 2015 into a like principal amount of 10 1/8% Senior Notes due 2013 and 11 1/2% Senior Subordinated Notes due 2015, respectively, that have been registered under the Securities Act of 1933, as amended.

The Affinion Credit Facility, the Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid can not exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the quarter ended March 31, 2009, the Company paid cash dividends and an in-kind dividend in the form of Affinion Holdings debt to its parent company, Affinion Holdings, of $23.0 million and $1.1 million, respectively.

As of March 31, 2009, the Company believes it is in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures that govern the Senior Notes and the Senior Subordinated Notes.

5.	INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2009 was (14.0)%. This rate differs from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, deferred tax liabilities associated with indefinite-lived intangibles and valuation allowances required with respect to the increase in certain net deferred tax assets.

The Company’s effective income tax rate for the three months ended March 31, 2008 was (13.9)%. This rate differs from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, deferred tax liabilities associated with indefinite-lived intangibles and valuation allowances required with respect to the increase in certain net deferred tax assets.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. In accordance with FIN 48, the Company recognized $0.1 million of interest related to uncertain tax positions arising in the current period. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the three months ended March 31, 2009 decreased by $0.5 million as a result of tax positions for the current period.

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Jurisdictions which are open to examination include Federal, state, local and foreign, principally Germany and the United Kingdom. The period for which both domestic and foreign tax years are open is based on local laws for each jurisdiction which have not been extended beyond applicable statutes. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months. Any income tax liabilities or refunds relating to periods prior to October 17, 2005 are the responsibility of Cendant as discussed in Note 8 – Related Party Transactions.

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

On August 9, 2005, a class action suit (the “August 2005 Suit”) was filed against Trilegiant in the U.S. District Court for the Northern District of California, San Francisco Division. The claim asserts violations of the Electronic Funds Transfer Act and various California consumer protection statutes. The suit seeks unspecified actual damages, statutory damages, attorneys’ fees, costs and injunctive relief. As noted in the description of the 2001 Class Action below, the parties have obtained final approval of a class-wide settlement in the 2001 Class Action that resulted in the dismissal of this lawsuit with prejudice on July 18, 2008. Trilegiant was not required to make any payments in connection with the dismissal of this lawsuit other than the settlement payments noted in the description of the 2001 Class Action below.

On January 28, 2005, a class action complaint (the “January 2005 Suit”) was filed against The Bon, Inc., FACS Group, Inc., and Trilegiant in the Superior Court of Washington, Spokane County. The claim asserts violations of various consumer protection statutes. The Company filed a motion to compel arbitration, which was denied by the court. Plaintiffs have asked the court to hear oral argument on May 8, 2009 regarding their motion for class certification. The parties also continue to conduct discovery in this matter.

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

On November 15, 2001, a class action complaint (the “2001 Class Action”) was filed in Madison County, Illinois against Trilegiant alleging violations of state consumer protection statutes in connection with the sale of certain membership programs. Motions to dismiss were denied and a class was certified by the court. On February 14, 2008, the parties entered into a definitive settlement agreement that resolves this lawsuit and the August 2005 Suit on a class-wide basis. On February 15, 2008 the court entered an order preliminarily approving the settlement. A final fairness hearing was held on July 18, 2008 at which the court issued a final order approving the settlement. No appeals of the final approval were taken, and therefore the settlement became final and non-appealable on August 18, 2008. Cendant has agreed to indemnify the Company for a significant portion of the settlement, which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business. The settlement payments for which Trilegiant is responsible and does not expect to be indemnified by Cendant are not material in amount and have been accrued for in the financial statements.

The Company believes that the amount accrued for the above matters is adequate and the reasonably possible loss beyond the amounts accrued, while not estimable, will not have a material adverse effect on its financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material adverse effect on its financial condition, results of operations or cash flows.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of March 31, 2009, the Company provided guarantees for surety bonds totaling approximately $11.2 million and issued letters of credit totaling $2.0 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of March 31, 2009, there were 8.5 million shares available under the 2007 Plan for future grants.

        The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The Company has elected to recognize compensation cost for awards with only a service condition and have a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Stock Options

During the three months periods ended March 31, 2008 and 2009, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.

**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the three months ended March 31, 2008 and 2009, 0.1 million and 0.7 million stock options, respectively, were granted to employees from the 2007 Plan. The options granted during the three months ended March 31, 2008 and 2009 were granted with an exercise price of $13.02 and $15.25, respectively, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan had the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three month periods ended March 31, 2008 and 2009, there were no stock options granted to members of the Board of Directors.

The fair value of each option award from the 2007 Plan during the three month ended March 31, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

Expected volatility	66%
Expected life (in years)	6.25
Risk-free interest rate	2.24%
Dividend yield	—%

A summary of option activity for the three months ended March 31, 2009 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2009	2,041	1,003	1,003	318	779
Granted	—	—	—	—	710
Exercised	—	—	—	—	—
Forfeited or expired	(134)	(88)	(88)	—	(23)

Outstanding options at March 31, 2009	1,907	915	915	318	1,466

Vested or expected to vest at March 31, 2009	1,907	915	915	318	1,466

Exercisable options at March 31, 2009	1,090	—	—	318	169

Weighted average remaining contractual term (in years)	6.8	6.8	6.8	7.6	9.3
Weighted average grant date fair value per option granted in 2009	$—	$—	$—	$—	$9.44

Based on the estimated fair values of options granted, stock-based compensation expense for both the three months ended March 31, 2009 and 2008 totaled $0.7 million. As of March 31, 2009, there was $14.4 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.7 years.

Restricted Stock

In January 2007, the Board granted 21,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to the Company’s former Chief Financial Officer. This award would have vested 100% upon the earlier of three years of service or a change in control of Affinion Holdings. The fair value of the award was estimated to be $0.2 million, based upon the estimated fair value per share of common stock of Affinion Holdings, and was being amortized on a straight-line basis to general and administrative expense over the service period. In January 2009, this grant was forfeited.

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

A summary of restricted stock activity for the three months ended March 31, 2009 is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2009	63	$9.52
Granted	—
Vested	—
Forfeited	(21)

Outstanding restricted unvested awards at March 31, 2009	42	$9.52

Weighted average remaining contractual term (in years)	1.2

Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three months ended March 31, 2009 and 2008 was a benefit of $0.1 million and expense of less than $0.1 million, respectively. As of March 31, 2009, there was $0.2 million of unrecognized compensation cost related to the remaining vesting period of restricted stock granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.6 years.

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

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of Affinion Group, LLC (“AGLLC”) or Affinion International Holdings Limited (“Affinion International”) and (3) constitute a breach or violation of its compliance with law representations and warranties, (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or Affinion International and (c) the August 2005 Suit.

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

Other Transactions. As publicly announced, as part of a plan to split into four independent companies, Cendant has (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham continues to hold a portion of the preferred stock and warrant issued in connection with the Apollo Transactions, while Realogy was subsequently acquired by an affiliate of Apollo.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The revenue earned for such services was less than $0.1 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. The Company incurred expenses of $0.3 million and less than $0.1 million for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

New marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $0.7 million for each of the three month periods ended March 31, 2009 and 2008 and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $2.0 million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

On June 30, 2008, the Company entered into an Assignment and Assumption Agreement (“AAA”) with Avis Budget, Wyndham and Realogy. Prior to this transaction, the ex-Cendant entities provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. Under the AAA, the Company assumed all of the liabilities and obligations of the ex-Cendant entities relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, on the June 30, 2008 closing date, the Company received cash and receivables with a fair value substantially equivalent to the fair value of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date. The receivables are due and payable to the Company over a three year period following the closing date.

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe, a subsidiary of Cendant, as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI Europe had a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International indemnified RCI Europe in the event its profit margin under this arrangement fell below 1.31%. Under the terms of the agreement, RCI Europe elected to terminate the agreement for convenience. As such, the agreement terminated on October 31, 2008. The expense for such services was $1.5 million for the three months ended March 31, 2008 and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

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

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.2 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amounts expensed related to this consulting agreement were $0.5 million for each of the three month periods ended March 31, 2009 and 2008 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.3 million for each of the three month periods ended March 31, 2009 and 2008 and are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.

9.	FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

The Company entered into an interest rate swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap is $150.0 million through the swap period ending December 31, 2009 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates.

In January 2008, the Company entered into an interest rate swap effective February 21, 2008. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap is $500.0 million through the swap period ending February 22, 2010 and increases in accordance with a contractual amortization schedule through its termination date of February 21, 2011, such that, in conjunction with the swap entered into in December 2005, $650.0 million of the Company’s variable rate debt has been converted into fixed rate debt through December 31, 2010.

In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under the swap, the Company has agreed to pay a fixed rate of interest of 2.985%, payable on a quarterly basis with the first interest payment due on May 21, 2011, in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. This swap is intended to reduce a portion of the variability of the future interest payments on the Company’s term loan facility for the period after the Company’s previously existing swaps expire.

All three interest rate swaps are recorded at fair value, either as non-current assets or non-current liabilities. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. For the three months ended March 31, 2009, the Company recorded interest expense of $6.6 million related to the interest rate swaps.

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

The fair values of certain financial instruments as of March 31, 2009 are shown in the table below:

	Fair Value Measurements at March 31, 2009
	Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in other long-term liabilities)	(24.5)	—	(24.5)	—

The fair value of the trading securities and publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, approximates its face amount due to the variable interest rate which fluctuates with the market. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions. The counterparty to the swaps entered into in 2005 and 2008 had a long-term rating of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings as of April 14, 2009. The counterparty to the swap entered into in 2009 had a long-term rating of Aa3 by Moody’s, A+ by Standard & Poor’s and Fitch Ratings as of March 25, 2009. The Company does not expect any losses from non-performance by these counterparties.

10.	SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon revenue and “Segment EBITDA,” which is defined as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four operating segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” general corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four operating segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reporting segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2008.

Net Revenues
	For the Three Months Ended
	March 31, 2009	March 31, 2008
Affinion North America
Membership products	$177.6	$171.8
Insurance and package products	83.6	90.4
Loyalty products	17.3	14.9
Eliminations	(1.0)	(1.0)

Total North America	277.5	276.1
Affinion International
International products	56.5	63.1

	$334.0	$339.2

Segment EBITDA
	For the Three Months Ended
	March 31, 2009	March 31, 2008
Affinion North America
Membership products	$36.3	$28.4
Insurance and package products	29.5	32.9
Loyalty products	5.1	4.2

Total North America	70.9	65.5
Affinion International
International products	6.1	4.3

Total products	77.0	69.8
Corporate	(1.5)	(1.6)

	$75.5	$68.2

Provided below is a reconciliation of Segment EBITDA to income from operations:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Segment EBITDA	$75.5	$68.2
Depreciation and amortization	(50.3)	(67.9)

Income from operations	$25.2	$0.3

11.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008, and the related condensed consolidating statements of operations and cash flows for the three month periods ended March 31, 2009 and 2008 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

        In connection with the adoption of SFAS No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”), presentation of certain prior year amounts have been revised to conform with the current year presentation as prescribed by SFAS No. 160. In addition, certain other prior year amounts have been revised to conform with current year presentation. The accompanying condensed consolidating statement of operations for the three months ended March 31, 2008 has been revised to present corporate allocations as adjustments to the applicable expense category within income (loss) from operations. Intercompany receivables and payables were reclassified from cash flows provided by (used in) operating activities to cash flows used in financing activities in the accompanying condensed consolidating statement of cash flows for the three months ended March 31, 2008. These revisions did not have any impact on the consolidated balance sheet, statements of operations or statement of cash flows for any of these periods, as each of these items was eliminated in consolidation.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10.4	$3.0	$19.2	$—	$32.6
Restricted cash	—	23.2	11.1	—	34.3
Receivables, net	0.8	48.2	43.7	—	92.7
Receivables from related parties	0.6	13.2	0.3	—	14.1
Profit-sharing receivables from insurance carriers	—	84.4	0.9	—	85.3
Prepaid commissions	—	54.3	7.4	—	61.7
Intercompany loans receivables	18.2	—	—	(18.2)	—
Other current assets	4.7	21.0	17.7	—	43.4

Total current assets	34.7	247.3	100.3	(18.2)	364.1
Property and equipment, net	2.2	69.5	17.1	—	88.8
Contract rights and list fees, net	—	16.5	20.7	—	37.2
Goodwill	—	289.5	18.3	—	307.8
Other intangibles, net	—	510.9	50.9	—	561.8
Receivables from related parties	—	4.3	—	—	4.3
Investment in subsidiaries	1,446.1	—	—	(1,446.1)	—
Intercompany loan receivables	6.7	—	—	(6.7)	—
Intercompany receivables	—	630.2	2.1	(632.3)	—
Other non-current assets	30.0	13.2	9.1	—	52.3

Total assets	$1,519.7	$1,781.4	$218.5	$(2,103.3)	$1,416.3

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable and accrued expenses	103.4	115.8	82.7	—	301.9
Payables to related parties	5.6	1.2	3.8	—	10.6
Deferred revenue	—	200.5	27.6	—	228.1
Intercompany loans payable	—	—	18.2	(18.2)	—

Total current liabilities	109.0	317.7	132.3	(18.2)	540.8
Long-term debt	1,330.3	0.5	—	—	1,330.8
Deferred income taxes	—	18.1	5.4	—	23.5
Deferred revenue	—	23.0	9.8	—	32.8
Intercompany loan payable	—	—	6.7	(6.7)	—
Intercompany payables	632.3	—	—	(632.3)	—
Other long-term liabilities	36.2	19.3	20.7	—	76.2

Total liabilities	2,107.8	378.6	174.9	(657.2)	2,004.1

Affinion Group, Inc.’s stockholder’s equity (deficit)	(588.1)	1,402.8	43.3	(1,446.1)	(588.1)
Non-controlling interest in subsidiary	—	—	0.3	—	0.3

Total equity (deficit)	(588.1)	1,402.8	43.6	(1,446.1)	(587.8)

Total liabilities and stockholder’s equity (deficit)	$1,519.7	$1,781.4	$218.5	$(2,103.3)	$1,416.3

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2.9	$33.4	$—	$36.3
Restricted cash	—	24.1	11.5	—	35.6
Receivables, net	0.5	48.7	28.4	—	77.6
Receivables from related parties	0.6	14.8	0.2	—	15.6
Profit-sharing receivables from insurance carriers	—	96.9	1.4	—	98.3
Prepaid commissions	—	54.2	7.8	—	62.0
Intercompany loans receivable	34.3	—	—	(34.3)	—
Other current assets	2.5	25.3	15.3	—	43.0

Total current assets	37.9	266.9	97.9	(34.3)	368.4
Property and equipment, net	1.8	71.1	18.3	—	91.2
Contract rights and list fees, net	—	16.9	23.8	—	40.7
Goodwill	—	289.5	18.0	—	307.5
Other intangibles, net	—	548.1	56.3	—	604.4
Receivables from related parties	—	5.3	—	—	5.3
Investment in subsidiaries	1,423.2	—	—	(1,423.2)	—
Intercompany loan receivable	6.8	—	—	(6.8)	—
Intercompany receivables	—	548.9	4.5	(553.4)	—
Other non-current assets	23.9	14.7	4.5	—	43.1

Total assets	$1,493.6	$1,761.4	$223.3	$(2,017.7)	$1,460.6

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$6.4	$0.3	$—	$—	$6.7
Accounts payable and accrued expenses	91.5	117.5	59.2	—	268.2
Payables to related parties	5.1	1.1	3.8	—	10.0
Intercompany loans payable	—	—	34.3	(34.3)	—
Deferred revenue	—	202.8	28.5	—	231.3

Total current liabilities	103.0	321.7	125.8	(34.3)	516.2
Long-term debt	1,360.1	0.5	—	—	1,360.6
Deferred income taxes	(7.8)	20.3	8.0	—	20.5
Deferred revenue	—	25.0	10.4	—	35.4
Intercompany loan payable	—	—	6.8	(6.8)	—
Intercompany payables	553.4	—	—	(553.4)	—
Other long-term liabilities	32.1	20.0	22.3	—	74.4

Total liabilities	2,040.8	387.5	173.3	(594.5)	2,007.1

Affinion Group, Inc.’s stockholder’s equity (deficit)	(547.2)	1,373.9	49.3	(1,423.2)	(547.2)
Non-controlling interest in subsidiary	—	—	0.7	—	0.7

Total equity (deficit)	(547.2)	1,373.9	50.0	(1,423.2)	(546.5)

Total liabilities and stockholder’s equity (deficit)	$1,493.6	$1,761.4	$223.3	$(2,017.7)	$1,460.6

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$277.5	$56.5	$—	$334.0

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	121.0	18.8	—	139.8
Operating costs	—	61.9	25.2	—	87.1
General and administrative	5.4	18.5	7.7	—	31.6
Depreciation and amortization	—	43.3	7.0	—	50.3

Total expenses	5.4	244.7	58.7	—	308.8

Income (loss) from operations	(5.4)	32.8	(2.2)	—	25.2
Interest income	—	—	0.2	—	0.2
Interest expense	(33.4)	(0.6)	(0.8)	—	(34.8)
Other expense, net	—	—	(8.2)	—	(8.2)

Income (loss) before income taxes and non-controlling interest	(38.8)	32.2	(11.0)	—	(17.6)
Income tax (expense) benefit	(0.8)	(3.3)	1.6	—	(2.5)

	(39.6)	28.9	(9.4)	—	(20.1)
Equity in income (loss) of subsidiaries	19.3	—	—	(19.3)	—

Net loss	(20.3)	28.9	(9.4)	(19.3)	(20.1)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Net loss attributable to Affinion Group, Inc.	$(20.3)	$28.9	$(9.6)	$(19.3)	$(20.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$276.1	$63.1	—	$339.2

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	129.2	24.3	—	153.5
Operating costs	—	59.7	30.1	—	89.8
General and administrative	2.4	19.3	6.0	—	27.7
Depreciation and amortization	—	58.6	9.3	—	67.9

Total expenses	2.4	266.8	69.7	—	338.9

Income (loss) from operations	(2.4)	9.3	(6.6)	—	0.3
Interest income	—	0.4	0.1	—	0.5
Interest expense	(37.3)	(0.5)	(1.2)	—	(39.0)

Income (loss) before income taxes and non-controlling interest	(39.7)	9.2	(7.7)	—	(38.2)
Income tax expense	(1.0)	(3.6)	(0.8)	—	(5.4)

	(40.7)	5.6	(8.5)	—	(43.6)
Equity in income (loss) of subsidiaries	(3.1)	—	—	3.1	—

Net loss	(43.8)	5.6	(8.5)	3.1	(43.6)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Net loss attributable to Affinion Group, Inc.	$(43.8)	$5.6	$(8.7)	$3.1	$(43.8)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(20.3)	$28.9	$(9.4)	$(19.3)	$(20.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	43.3	7.0	—	50.3
Amortization of favorable and unfavorable contracts	—	(0.5)	—	—	(0.5)
Amortization of debt discount and financing costs	1.5	—	—	—	1.5
Unrealized loss on interest rate swaps	4.4	—	—	—	4.4
Unrealized foreign currency transaction loss	—	—	8.2	—	8.2
Stock-based compensation	0.6	—	—	—	0.6
Equity in income (loss) of subsidiaries	(19.3)	—	—	19.3	—
Deferred income taxes	0.1	3.1	(6.9)	—	(3.7)
Net change in assets and liabilities:
Restricted cash	—	0.8	(0.4)	—	0.4
Receivables	(0.3)	0.5	(16.4)	—	(16.2)
Receivables from and payables to related parties	(0.3)	2.7	0.2	—	2.6
Profit-sharing receivables from insurance carriers	—	12.5	0.5	—	13.0
Prepaid commissions	—	(0.2)	0.3	—	0.1
Other current assets	(0.6)	4.4	(0.3)	—	3.5
Contract rights and list fees	—	0.4	—	—	0.4
Other non-current assets	(0.2)	(4.0)	0.2	—	(4.0)
Accounts payable and accrued expenses	10.4	(0.1)	18.0	—	28.3
Deferred revenue	—	(4.3)	(0.7)	—	(5.0)
Income taxes receivable and payable	0.4	0.2	4.7	—	5.3
Other long-term liabilities	0.1	(0.1)	(1.6)	—	(1.6)
Other, net	0.1	—	(1.3)	—	(1.2)

Net cash provided by operating activities	(23.4)	87.6	2.1	—	66.3

Investing Activities
Capital expenditures	(0.7)	(5.7)	(1.1)	—	(7.5)
Restricted cash	—	—	0.5	—	0.5
Acquisition-related payment, net of cash acquired	—	(0.4)	—	—	(0.4)

Net cash used in investing activities	(0.7)	(6.1)	(0.6)	—	(7.4)

Financing Activities
Repayments under line of credit, net	(30.0)	—	—	—	(30.0)
Principal payments on borrowings	(6.4)	(0.1)	—	—	(6.5)
Dividends paid to parent company	(24.1)	—	—	—	(24.1)
Intercompany loan	16.1	—	(16.1)	—	—
Intercompany receivables and payables	78.9	(81.3)	2.4	—	—
Distribution to non-controlling interest	—	—	(0.6)	—	(0.6)

Net cash used in financing activities	34.5	(81.4)	(14.3)	—	(61.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.4)	—	(1.4)

Net increase in cash and cash equivalents	10.4	0.1	(14.2)	—	(3.7)
Cash and cash equivalents, beginning of period	—	2.9	33.4	—	36.3

Cash and cash equivalents, end of period	$10.4	$3.0	$19.2	$—	$32.6

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(43.8)	$5.6	$(8.5)	$3.1	$(43.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	58.6	9.3	—	67.9
Amortization of favorable and unfavorable contracts	—	(0.6)	(0.2)	—	(0.8)
Amortization of debt discount and financing costs	1.5	—	—	—	1.5
Unrealized loss on interest rate swap	6.0	—	—	—	6.0
Stock-based compensation	0.8	—	—	—	0.8
Equity in income (loss) of subsidiaries	3.1	—	—	(3.1)	—
Deferred income taxes	0.2	3.2	(0.5)	—	2.9
Net change in assets and liabilities:
Restricted cash	—	0.8	0.6	—	1.4
Receivables	—	(1.1)	(0.2)	—	(1.3)
Receivables from and payables to related parties	(0.2)	(2.2)	1.0	—	(1.4)
Profit-sharing receivables from insurance carriers	—	(14.1)	—	—	(14.1)
Prepaid commissions	—	(0.4)	(0.8)	—	(1.2)
Other current assets	(1.1)	(0.1)	(2.1)	—	(3.3)
Contract rights and list fees	—	0.1	—	—	0.1
Other non-current assets	0.1	(1.5)	(0.2)	—	(1.6)
Accounts payable and accrued expenses	20.7	(12.8)	1.2	—	9.1
Deferred revenue	—	0.1	3.9	—	4.0
Income taxes receivable and payable	0.6	(1.4)	0.8	—	—
Other long-term liabilities	0.2	(0.2)	(0.7)	—	(0.7)
Other, net	—	—	(0.2)	—	(0.2)

Net cash provided by operating activities	(11.9)	34.0	3.4	—	25.5

Investing Activities
Capital expenditures	(0.6)	(5.8)	(2.2)	—	(8.6)
Acquisition-related payments, net of cash acquired	—	—	(0.1)	—	(0.1)

Net cash used in investing activities	(0.6)	(5.8)	(2.3)	—	(8.7)

Financing Activities
Borrowings under line of credit, net	12.5	—	—	—	12.5
Principal payments on borrowings	—	(0.1)	—	—	(0.1)
Dividends paid to parent company	(20.6)	—	—	—	(20.6)
Intercompany receivables and payables	32.0	(38.2)	6.2	—	—

Net cash used in financing activities	23.9	(38.3)	6.2	—	(8.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.7	—	0.7

Net decrease in cash and cash equivalents	11.4	(10.1)	8.0	—	9.3
Cash and cash equivalents, beginning of period	—	3.0	11.2	—	14.2

Cash and cash equivalents, end of period	$11.4	$(7.1)	$19.2	$—	$23.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report is prepared by Affinion Group, Inc. Unless otherwise indicated or the context otherwise requires, in this Report all references to “Affinion,” the “Company,” “we,” “our” and “us” refer to Affinion Group, Inc. and its subsidiaries on a consolidated basis.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed under “Item 1A. Risk Factors” in our Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q. All forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2009 and 2008. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the three months ended March 31, 2009 and 2008 and our financial condition as of March 31, 2009, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, included in our Form 10-K for a summary of our significant accounting policies.

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

As of March 31, 2009, we had approximately 61 million customers enrolled in our membership, insurance and package programs worldwide and approximately 96 million customers who received credit or debit card enhancement services or loyalty points-based management services.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of March 31, 2009, managed approximately 468 billion points with an estimated redemption value of approximately $4.6 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

•

Affinion International. Affinion International comprises our Membership, Package and Loyalty customer engagement businesses outside North America. We expect to leverage our current European operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint.

We offer all of our products and services through both retail and wholesale arrangements. On a wholesale basis, currently we primarily provide services and benefits derived from our credit card registration, credit monitoring and identity-theft resolution products. In our retail arrangements, we incur marketing expenses to acquire new customers for our subscription-based membership, insurance and package enhancement products with the objective of building highly profitable and predictable recurring future revenue streams and cash flows. For our membership, insurance and package enhancement products, these marketing costs are expensed when the costs are incurred as the campaign is launched.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of the membership term. This allows us to recognize revenue ratably over the annual membership term. In both 2008 and the three months ended March 31, 2009, approximately 65% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

We generally utilize the brand names, customer contacts and billing vehicles (credit or debit card, checking account, mortgage or other type of billing arrangement) of our marketing partners in our marketing campaigns. We usually compensate our marketing partners either through commissions based on revenues we receive from members or up-front payments, commonly referred to as bounties. The commission rates which we pay to our marketing partners differ depending on the arrangement we have with the particular marketing partner and the type of media we utilize for a given marketing campaign. For example, marketing campaigns utilizing direct mail and online channels generally have lower commission rates than other marketing channels which we use.

We serve as an agent and third-party administrator for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying unaudited consolidated balance sheets and any changes in estimated profit sharing are periodically recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying unaudited consolidated statements of operations.

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

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

As a leader in providing customer engagement solutions, we compete with many other organizations, including certain of our marketing partners, to obtain a share of the customers’ business. As the majority of our customer engagement solutions involve direct marketing, we derive our leads from customer contacts, which our competitors seek access to, and we must generate sufficient earnings per lead for our marketing partners to compete effectively for access to their customer contacts.

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

	Three Months Ended March 31,
	2009	2008
Affinion North America
Membership Products -
Retail
Average Members (1)	7,461	8,096
% Monthly Members	47.1%	39.5%
% Annual Members	52.9%	60.5%
Annualized Net Revenue Per Average Member (2)	$77.86	$72.30

	Three Months Ended March 31,
	2009	2008
Wholesale
Average Members (1)	2,471	3,248
Portion for service formerly retail and other (3)	2,001	2,310
Average Retail Members including wholesale formerly retail and other (3)	9,462	10,406
Insurance and Package Products -
Insurance
Average Basic Insured (1)	23,100	24,191
Average Supplemental Insured	4,601	4,941
Annualized Net Revenue Per Supplemental Insured (2)	$53.59	$53.74
Package
Average Members (1)	5,797	5,662
Annualized Net Revenue Per Average Member (2)	$12.38	$13.55
Affinion International
International Products -
Package
Average Members (1)	16,234	15,906
Annualized Net Revenue Per Average Package Member (2)	$6.99	$9.07
Other Retail Membership
Average Members (1)	1,583	1,812
Annualized Net Revenue Per Average Member (2)	$30.26	$37.90
New Retail Membership
Average Members (1)	600	388
Annualized Net Revenue Per Average Member (2)	$74.76	$101.02
Global Membership Products -
Retail
Average Members (1)(4)	8,061	8,484
Annualized Net Revenue Per Average Member (2)	$77.63	$73.61
Average Retail Members including wholesale formerly retail and other (3)(4)	10,062	10,794

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A member’s or insured’s, as applicable, account is added or removed in the period in which the member or insured, as applicable, has joined or cancelled.

(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(3)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale retail locations to their customers and the Company receives lower annualized price points and pays no related commission expense.

(4)	Includes International Operations New Retail Average Members.

Over the last several years, the strategic focus for our membership operations has been on increasing overall profitability and generating higher revenue from each member, rather than on growing the size of the membership base. This has resulted in lower average members, partially offset by higher average revenues per member. In addition, we have obtained these members at lower commission rates and lower variable costs, which has resulted in a higher contribution per member. Over the last year, we increased our average revenue per subscriber, with contained growth anticipated as we replenish older members at legacy price points with new members at higher, market rates.

        Wholesale members include members where we typically receive a monthly service fee to support programs offered by our marketing partners. Certain programs historically offered as retail arrangements have switched to wholesale arrangements with lower annualized price points and no commission expense.

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the marketing partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage. In 2008, we were successful in increasing the average revenue per supplemental insured due in part to our marketing efforts to increase coverage levels from our existing base of insureds and by offering higher coverage levels to new insureds which has more than offset the decline in the total number of supplemental insureds. In 2009, as our customer base continues to migrate to higher insurance coverage limits. However, higher claims experience negatively affected cost of insurance resulting in a slight decrease in average revenue per supplemental insured.

The reduction in domestic package members has stabilized, with the majority of the growth in the first quarter of 2009 due to a new wholesale relationship we began last year.

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table summarizes our consolidated results of operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase (Decrease)
Net revenues	$334.0	$339.2	$(5.2)

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	139.8	153.5	(13.7)
Operating costs	87.1	89.8	(2.7)
General and administrative	31.6	27.7	3.9
Depreciation and amortization	50.3	67.9	(17.6)

Total expenses	308.8	338.9	(30.1)

Income from operations	25.2	0.3	24.9
Interest income	0.2	0.5	(0.3)
Interest expense	(34.8)	(39.0)	4.2
Other expense	(8.2)	—	(8.2)

Loss before income taxes and non-controlling interest	(17.6)	(38.2)	20.6
Income tax expense	(2.5)	(5.4)	2.9

Net loss	(20.1)	(43.6)	23.5
Less: net income attributable to non-controlling interest	(0.2)	(0.2)	—

Net loss attributable to Affinion Group, Inc.	$(20.3)	$(43.8)	$23.5

Summary of Operating Results for the Three Months Ended March 31, 2009

The following is a summary of changes affecting our operating results for the three months ended March 31, 2009.

Excluding the effects of the Transactions, net revenues decreased $11.1 million, or 3.3%, for the three months ended March 31, 2009 as compared to the same period in the prior year. Net revenues decreased by $7.6 million in our International segment primarily from the currency effect of a stronger U.S. dollar, which was partially offset by revenue from businesses acquired in the fourth quarter of 2008 and growth in new retail products. Net revenues of our Insurance and Package products decreased $6.9 million primarily due to higher cost of insurance as a result of higher claims experience compared to the first quarter of the prior year along with lower Package revenues, primarily from lower annualized revenue per average Package member, partially offset by higher Package members. Net revenues of our Membership products increased $1.1 million primarily due to higher other revenues related to contractually obligated volume commitments along with higher net revenue from higher average revenue per retail member, which was more than offset by lower retail member volumes. Net revenues of our Loyalty products increased $2.3 million, primarily from higher fee-based revenue related to a points redemption program acquired at the end of the second quarter of 2008, partially offset by decreases from contract renewal renegotiations with an existing client.

Excluding the effects of the Transactions, Segment EBITDA increased $4.6 million, as lower global marketing and commissions expense more than offset the impact of the lower net revenues and increased general and administrative expenses, primarily the result of higher employee-related costs.

Purchase accounting adjustments made in the Transactions had a less significant impact on our results of operations for the three months ended March 31, 2009 as compared to March 31, 2008. These entries, which are non-cash in nature, increased net revenues by $5.9 million and income from operations by $18.9 million. The effect of purchase accounting adjustments, which are primarily related to deferred revenue, for the three months ended March 31, 2009 as compared to March 31, 2008 increased net revenues by $5.9 million, marketing and commissions expense by $2.7 million and operating costs by $0.5 million. We recorded $16.2 million less depreciation and amortization expense for the three months ended March 31, 2009 which positively affected results of operations.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following section provides an overview of our consolidated results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Net Revenues. During the three months ended March 31, 2009, we reported net revenues of $334.0 million, a decrease of $5.2 million, or 1.5%, as compared to net revenues of $339.2 million in the comparable 2008 period. Net revenues excluding the impact of purchase accounting decreased $11.1 million, or 3.3%. International products net revenues decreased $7.6 million and Insurance and Package products net revenues decreased $6.9 million, while Loyalty Products and Membership products net revenues increased $2.3 million and $1.1 million, respectively. International products net revenues decreased primarily due to the impact of the stronger U.S. dollar along with lower package revenues as a result of changes in deal terms, and lower other retail products revenue, primarily from lower members. These decreases in International products were partially offset by increased revenues from businesses acquired in the fourth quarter of 2008 and growth in new retail products. Insurance and Package products decreased primarily due to higher cost of insurance as a result of higher claims experience along with lower Package revenues, primarily from lower annualized revenue per average Package member, partially offset by higher Package members. Net revenues of our Membership products increased $1.1 million primarily due to higher other revenues related to contractually obligated volume commitments along with higher net revenue from higher average revenue per retail member, which was more than offset by lower retail member volumes. Loyalty products net revenues increased primarily from higher fee-based revenue related to a points redemption program acquired on June 30, 2008, partially offset by decreases from contract renewal renegotiations with an existing client. Partially offsetting the $11.1 million decrease was an increase of approximately $5.9 million, or 1.8%, primarily due to an adjustment to deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment was recognized in 2005 through 2007.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $13.7 million, or 8.9%, to $139.8 million for the three months ended March 31, 2009 from $153.5 million for the three months ended March 31, 2008. Excluding the $2.7 million increase from purchase accounting, marketing and commissions expense was $16.4 million, or 10.7%, lower primarily due to the receipt of certain marketing reimbursements in our Insurance business and the timing of program launches along with lower commission expense.

Operating Costs. Operating costs decreased by $2.7 million, or 3.0%, to $87.1 million for the three months ended March 31, 2009 from $89.8 million for the three months ended March 31, 2008. Excluding the $0.5 million increase as a result of purchase accounting, operating costs were $3.2 million, or 3.6%, lower than in 2008, primarily due to the strengthening of the U.S. dollar, partially offset by higher product and servicing costs in our Loyalty business, principally the result of the increase in fee-based net revenues.

General and Administrative Expense. General and administrative expense increased by $3.9 million, or 14.1%, to $31.6 million for the three months ended March 31, 2009 from $27.7 million for the three months ended March 31, 2008, principally due to increases in our International and Membership businesses. The International increase was primarily due to higher employee-related costs and the Membership increase was due to certain one-time costs associated with company-wide cost reduction programs.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $17.6 million for the three months ended March 31, 2009 to $50.3 million from $67.9 million for the three months ended March 31, 2008, primarily from recording higher amortization expense in 2008 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. Depreciation and amortization expense further decreased due to lower amortization of previously acquired contract rights due to their accelerated amortization.

Interest Expense. Interest expense decreased by $4.2 million, or 10.8%, to $34.8 million for the three months ended March 31, 2009 from $39.0 million for the three months ended March 31, 2008, primarily due to lower net interest accrued on our term loan and revolving credit facility of approximately $2.4 million, as a result of lower interest rates, along with a more favorable impact on interest rate swaps in 2009 as compared to 2008 of approximately $1.6 million.

Other Expense. In the first quarter of 2009, the Company recorded unrealized foreign exchange losses of $8.2 million related to intercompany borrowings.

Income Tax Expense. Income tax expense decreased by $2.9 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to the changes in the decrease in valuation allowance requirements recorded during the period attributable to foreign operations and current state liabilities, partially offset by an increase in foreign tax liabilities.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended March 31,
	Net Revenues			Segment EBITDA(1)
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$177.6	$171.8	$5.8	$36.3	$28.4	$7.9
Insurance and package products	83.6	90.4	(6.8)	29.5	32.9	(3.4)
Loyalty products	17.3	14.9	2.4	5.1	4.2	0.9
Eliminations	(1.0)	(1.0)	—	—	—	—

Total North America	277.5	276.1	1.4	70.9	65.5	5.4
Affinion International
International products	56.5	63.1	(6.6)	6.1	4.3	1.8

Total products	334.0	339.2	(5.2)	77.0	69.8	7.2
Corporate	—	—	—	(1.5)	(1.6)	0.1

Total	$334.0	$339.2	(5.2)	75.5	68.2	7.3

Depreciation and amortization				(50.3)	(67.9)	17.6

Income from operations				$25.2	$0.3	$24.9

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income (loss) from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $5.8 million, or 3.4%, to $177.6 million for the three months ended March 31, 2009 as compared to $171.8 million for the three months ended March 31, 2008. Excluding the $4.7 million benefit of purchase accounting, net revenues increased by $1.1 million, or 0.6%, primarily due to $6.6 million of higher other revenues related to contractually obligated volume commitments along with higher net revenue from higher average revenue per retail member, which was more than offset by the impact of lower retail member volumes.

Segment EBITDA increased by $7.9 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Excluding the $2.3 million benefit of purchase accounting, Segment EBITDA increased $5.6 million, primarily due to higher net revenues of $1.1 million and lower marketing and commissions of $6.4 million. General and administrative costs increased $2.3 million, principally due to certain one-time costs associated with company-wide cost reduction programs.

Insurance and Package Products. Insurance and package products reported net revenues of $83.6 million for the three months ended March 31, 2009, a decrease of $6.8 million, or 7.5%, as compared to the three months ended March 31 2008. Insurance revenue decreased approximately $4.9 million, principally due to higher cost of insurance as a result of higher claims experience. Package revenue decreased approximately $1.9 million, primarily from lower annualized revenue per average Package member, partially offset by higher Package members.

Segment EBITDA decreased by $3.4 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to the lower net revenues, partially offset by lower marketing and commissions expense.

Loyalty Products. Revenues from Loyalty products increased by $2.4 million, or 16.1%, for the three months ended March 31, 2009 to $17.3 million as compared to $14.9 million for the three months ended March 31, 2008. Net revenues increased $3.7 million, from higher fee-based revenue related to a points redemption program acquired at the end of the second quarter of 2008, partially offset by a decrease of $1.3 million from contract renewal renegotiations with an existing client.

Segment EBITDA increased by $0.9 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to fee-based revenue growth, net of higher product and servicing costs.

Affinion International

International Products. International products net revenues decreased by $6.6 million, or 10.5%, to $56.5 million for the three months ended March 31, 2009 as compared to $63.1 million for the three months ended March 31, 2008. Net revenues excluding the $1.0 million benefit from purchase accounting decreased $7.6 million, or 12.0%, primarily due to the $15.9 million impact of the stronger U.S. dollar, partially offset by increased revenue from growth in new retail and businesses acquired in the fourth quarter of 2008. Net revenues in our Package business decreased approximately $0.9 million as an increase in members did not fully offset a decline as a result of changes in deal terms. In addition, net revenues from other retail products declined $0.9 million, primarily due to a reduction in members.

Segment EBITDA increased by $1.8 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Increases from growth in new retail and the net effect of acquired businesses were partially offset by the net negative impact of the stronger U.S. dollar and higher employee-related costs.

Financial Condition, Liquidity and Capital Resources

Financial Condition – March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008	Increase (Decrease)
	(in millions)
Total assets	$1,416.3	$1,460.6	$(44.3)
Total liabilities	2,004.1	2,007.1	(3.0)
Total equity (deficit)	(587.8)	(546.5)	(41.3)

Total assets decreased by $44.3 million due to (i) a decrease in intangible assets of $42.6 million, principally due to amortization expense of $39.9 million (substantially all of the intangible assets were acquired as a result of the Transactions—see Notes 1 and 2 to our unaudited condensed consolidated financial statements), and (ii) a decrease in profit-sharing receivables from insurance carriers of $13.0 million due to the timing of receipts from the insurance carriers. These decreases were partially offset by an increase in receivables of $15.1 million, mainly due to the impact of seasonality in the businesses acquired in the fourth quarter of 2008.

Total liabilities decreased $3.0 million primarily due to a decrease in debt of $36.3 million primarily as a result of net repayments under the line of credit of $30.0 million and a mandatory prepayment of the term loan facility based on excess cash flow of $6.4 million. This decrease was partially offset by (i) an increase in accounts payable and accrued expenses of $24.9 million, principally due to the impact of seasonality in the businesses acquired in the fourth quarter of 2008 and higher interest accruals at March 31, 2009 relating to the Company’s semi-annual debt payments on its senior notes and senior subordinated notes and (ii) an increase in income taxes payable of $8.8 million due to increased tax liabilities in certain state and foreign tax jurisdictions due to changes in tax legislation or in which previously available net operating loss carryforwards have been fully utilized.

Total equity (deficit) decreased by $41.3 million, principally due to a net loss attributable to Affinion Group, Inc. of $20.3 million and dividend payments to the Company’s parent of $24.1 million, partially offset by foreign currency translation effect of $3.5 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the indebtedness incurred in connection with the Apollo Transactions. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future.

Cash Flows – Three Months Ended March 31, 2009 and 2008

At March 31, 2009, we had $32.6 million of cash and cash equivalents on hand, an increase of $9.1 million from $23.5 million at March 31, 2008. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Three Months Ended March 31,
	2009	2008	Change
	(in millions)
Cash provided by (used in):
Operating activities	$66.3	$25.5	$40.8
Investing activities	(7.4)	(8.7)	1.3
Financing activities	(61.2)	(8.2)	(53.0)
Effect of exchange rate changes	(1.4)	0.7	(2.1)

Net change in cash and cash equivalents	$(3.7)	$9.3	$(13.0)

Operating Activities

During the three months ended March 31, 2009, we generated $40.8 million more cash from operating activities than during the three months ended March 31, 2008. Segment EBITDA increased by $7.3 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 (see “Results of Operations”). In addition, the timing of realization of the profit-sharing receivables due from insurance carriers resulted in $27.1 million more cash during the three months ended March 31, 2009 compared to the comparable period of the prior year and the timing of settlement of accounts payable and accrued expenses generated $19.2 million more cash during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, which was impacted by the seasonality of businesses acquired in the fourth quarter of 2008. The additional cash generated was partially offset by decreased cash of $14.9 million relating to the timing of realization of receivables which was impacted by the seasonality of businesses acquired in the fourth quarter of 2008.

Investing Activities

We used $1.3 million less cash in investing activities during the three months ended March 31, 2009 as compared to the same period in 2008, principally due to decreased capital expenditures, which were $7.5 million and $8.6 million for the three months ended March 31, 2009 and 2008, respectively.

Financing Activities

We used $53.0 million more cash in financing activities during the three months ended March 31, 2009 as compared to the same period in 2008. During the three months ended March 31, 2009, we had net repayments under our line of credit of $30.0 million and repaid $6.4 million under our term loan as compared to borrowing $12.5 million under our line of credit during the three months ended March 31, 2008. In addition, we paid dividends to Holdings, our parent company, during the three months ended March 31, 2009 and 2008 of $24.1 million and $20.6 million, respectively.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt. As of March 31, 2009, we had approximately $1.3 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $205.0 million in principal prepayments that we made through March 31, 2009) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At March 31, 2009, we had $304.0 million ($302.7 million net of premiums and discounts) outstanding under the senior notes, $648.6 million outstanding under the term loan facility, $355.5 million ($352.0 million net of discounts) outstanding under the senior subordinated notes, $27.0 million under the revolving credit facility and $71.3 million available under the revolving credit facility after giving effect to the issuance of $1.7 million of letters of credit.

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

Covenant Compliance

Our senior secured credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.75 to 1.0 at March 31, 2009. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.00 to 1.0 at March 31, 2009. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indenture governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our credit facility, senior notes indenture, and senior subordinated notes indenture. Under our indentures governing the senior notes and the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, since the Transactions, our cash flow has allowed us to make nine voluntary principal prepayments of the term loan through March 31, 2009 aggregating $205.0 million, in addition to the $6.4 million annual repayment required based on excess cash flow through December 31, 2008.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended March 31, 2009 to Adjusted EBITDA.

Twelve Months Ended March 31, 2009(a)
(in millions)
Net cash provided by operating activities	$143.9
Interest expense, net	137.3
Income tax expense	4.6
Amortization of favorable and unfavorable contracts	2.7
Amortization of debt discount and financing costs	(5.9)
Unrealized loss on interest rate swaps	(14.3)
Deferred income taxes	5.1
Payment received for assumption of loyalty points program liability	(7.4)
Changes in assets and liabilities	48.0
Effect of the Transactions, reorganizations, certain legal costs and net cost savings(b)	(2.0)
Other, net(c)	6.5

Adjusted EBITDA(d)	$318.5

(a)	Represents consolidated financial data for the year ended December 31, 2008, minus consolidated financial data for the three months ended March 31, 2008, plus consolidated financial data for the three months ended March 31, 2009.

(b)	Eliminates the effect of the Transactions, prior business reorganizations, non-recurring revenue and gains, legal expenses for certain legal matters and certain severance costs.

(c)	Eliminates net changes in other reserves, foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, consulting fees paid to Apollo and other non-recurring costs related to acquisitions.

(d)	Adjusted EBITDA does not give pro forma effect to our acquisition of a travel business from RCI Europe and our acquisition of Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business that were completed in the fourth quarter of 2008. However, we do make such accretive pro forma adjustment as if such acquisitions had occurred on April 1, 2008 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended March 31, 2009 to Adjusted EBITDA as required by our senior secured credit facility agreement, the indenture governing our senior notes and the indenture governing our senior subordinated notes.

Twelve Months Ended March 31, 2009 (a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(65.2)
Interest expense, net	137.3
Income tax expense	4.6
Non-controlling interest	0.7
Other income, net	(8.1)
Depreciation and amortization	242.6
Effect of the Transactions, reorganizations and non-recurring revenues and gains(b)	(3.1)
Certain legal costs (c)	(2.5)
Net cost savings (d)	3.6
Other, net (e)	8.6

Adjusted EBITDA (f)	$318.5

Interest coverage ratio (g)	2.79
Consolidated leverage ratio (h)	4.11
Fixed charge coverage ratio (i)	2.70

(a)	Represents consolidated financial data for the year ended December 31, 2008, minus consolidated financial data for the three months ended March 31, 2008, plus consolidated financial data for the three months ended March 31, 2009.

(b)	Effect of the Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Transactions.

(c)	Certain legal costs—represents legal costs, net of reimbursements, for certain litigation matters.

(d)	Net cost savings—represents the elimination of severance costs incurred.

(e)	Other, net—represents: (i) net changes in other reserves, (ii) the elimination of stock-based compensation expense, (iii) the elimination of foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, (iv) consulting fees paid to Apollo, and (v) other non-recurring costs related to acquisitions.

(f)	Adjusted EBITDA does not give pro forma effect to our acquisition of a travel business from RCI Europe and our acquisition of Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business that were completed in the fourth quarter of 2008. However, we do make such accretive pro forma adjustment as if such acquisitions had occurred on April 1, 2008 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes.

(g)	The interest coverage ratio is defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.75 to 1.0 at March 31, 2009.

(h)	The consolidated leverage ratio is defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.00 to 1.0 at March 31, 2009.

(i)	The fixed charge coverage ratio is defined in the indentures governing the senior notes and the senior subordinated notes (Consolidated Cash Flows, as defined, which is equivalent to Adjusted EBITDA (as defined in the Affinion Credit Facility), to fixed charges, as defined).

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On January 31, 2007, our parent, Affinion Group Holdings, Inc. (“Holdings”), entered into a five-year senior unsecured term loan facility (the “Holdings Loan Agreement”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), Bank of America, N.A., and certain other banks as the initial lenders, with Deutsche Bank Securities Inc. and Banc of America Securities LLC (“BAS”) as the joint lead arrangers and book-running managers, Deutsche Bank as administrative agent, and BAS as syndication agent. The principal amount of the Holdings Loan Agreement is $350.0 million. As of March 31, 2009, loans under the Holdings Loan Agreement accrue cash interest at the rate of six month LIBOR plus 6.75%, but the interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by adding such interest to the principal amount of the loans. Holdings has the independent ability to pay such non-cash payment in kind interest in lieu of cash interest. Interest is payable semi-annually on March 1 and September 1. Holdings has made a payment-in-kind election for the interest period ending September 1, 2009, so the cash required to service its debt in 2009, net of the impact of the three interest rate swaps entered into by Holdings discussed below, is approximately $17.2 million. In addition, the Holdings preferred stock entitles its holders to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings depends on our cash flows to pay its cash debt service and to pay cash dividends, if any, on its preferred stock.

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

Debt Repurchases

During the three months ended March 31, 2009, we purchased $2.6 million of Holdings’ indebtedness under the Holdings Loan Agreement for $1.1 million and made a payment-in-kind dividend to Holdings. We or our affiliates may, from time to time, purchase any of our or additional portions of Holdings’ indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, valuation of goodwill and intangible assets, and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. In addition, we refer you to our audited consolidated financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, included in our Form 10-K for a summary of our significant accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Following is a description of our risk management policies.

Interest Rate Swaps

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap is $150.0 million at March 31, 2009 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. In January 2008, the Company entered into a second interest rate swap effective February 21, 2008, which interest rate swap terminates February 21, 2011. This swap had an initial notional amount of $450.0 million, increasing to $500.0 million on February 21, 2009 and $600.0 million on February 21, 2010. Under the second swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The effect of this swap, in conjunction with the Company’s existing interest rate swap, is to convert substantially all of the variable rate debt to a fixed rate obligation.

In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under the swap, the Company has agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. This swap is intended to reduce a portion of the variability of the future interest payments on the Company’s term loan facility for the period after the Company’s previously existing swaps expire.

The interest rate swaps are recorded at fair value either as non-current assets or long-term liabilities. The swaps are not designated as hedging instruments and therefore the changes in the fair value of the interest rate swaps is recognized currently in earnings in the accompanying unaudited consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2009 (dollars are in millions unless otherwise indicated):

	2009	2010	2011	2012	2013	2014 and Thereafter	Total	Fair Value At March 31, 2009
Fixed rate debt	$0.2	$0.2	$0.1	$0.1	$304.1	$355.5	$660.2	$452.2
Average interest rate	11.08%	11.08%	11.08%	11.08%	11.08%	11.08%
Variable rate debt	$—	$—	$27.0	$655.0	$—	$—	$675.6	$675.6
Average interest rate (a)	3.71%	3.71%	3.71%	3.72%	—	—
Variable to fixed-interest rate swaps (b)								$24.5
Average pay rate	3.34%	3.02%	2.99%	2.99%
Average receive rate	1.16%	1.49%	2.09%	2.68%

(a)	Average interest rate is based on rates in effect at March 31, 2009.

(b)	The fair value of the interest rate swaps is included in other long-term liabilities at March 31, 2009.

We do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2009, approximately $84.4 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

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

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Information required by this Item is contained in Note 6 to our unaudited condensed consolidated financial statements within Part I of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Termination of Company’s Deferred Compensation Plan

On April 24, 2009, the Compensation Committee of the Board of Directors of the Company terminated the Company’s Deferred Compensation Plan effective on May 1, 2009 (the “Termination Date”) due to limited participation by employees and the costs associated with its maintenance. As a result, distribution of all amounts credited to accounts of plan participants on the Termination Date, as adjusted in accordance with the following sentence, will be accelerated and made to such participants within 90 days following May 31, 2010 (the “Payment Date”), unless due earlier pursuant to the existing terms of the Deferred Compensation Plan. Until the Payment Date, plan participants’ accounts will continue to be notionally credited with earnings or losses based on the earnings or losses of such participants’ selected investment vehicles. As of the Termination Date, no further deferrals of compensation will be made pursuant to the Deferred Compensation Plan. Messrs. Lipman and Rooney are the only named executive officers that participate in the Deferred Compensation Plan. As of April 27, 2009, the aggregate account balance of each of Messrs. Lipman and Rooney under the Deferred Compensation Plan was $206,010 and $179,616, respectively. For a detailed description of the terms of the Deferred Compensation Plan, see “Item 11. Executive Compensation – Nonqualified Deferred Compensation” in the Form 10-K.

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

AFFINION GROUP, INC.

Date: April 29, 2009	By:	/s/ Todd H. Siegel
Todd H. Siegel
Executive Vice President and Chief Financial Officer

S-1