Form 10-Q
period 2009-06-30
Affinion Group, Inc.
filed 2009-07-31
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 29, 2009 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

(In millions, except share amounts)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$113.6	$36.3
Restricted cash	35.7	35.6
Receivables (net of allowance for doubtful accounts of $1.1 and $0.8, respectively)	81.6	77.6
Receivables from related parties	14.7	15.6
Profit-sharing receivables from insurance carriers	74.3	98.3
Prepaid commissions	67.1	62.0
Other current assets	48.4	43.0

Total current assets	435.4	368.4
Property and equipment, net	91.2	91.2
Contract rights and list fees, net	38.8	40.7
Goodwill	307.4	307.5
Other intangibles, net	527.7	604.4
Receivables from related parties	3.3	5.3
Other non-current assets	101.8	43.1

Total assets	$1,505.6	$1,460.6

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$0.2	$6.7
Accounts payable and accrued expenses	293.2	268.2
Payables to related parties	13.8	10.0
Deferred revenue	222.3	231.3

Total current liabilities	529.5	516.2
Long-term debt	1,440.7	1,360.6
Deferred income taxes	23.0	20.5
Deferred revenue	33.0	35.4
Other long-term liabilities	71.8	74.4

Total liabilities	2,098.0	2,007.1

Commitments and contingencies (Note 6)
Deficit
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	287.6	311.7
Accumulated deficit	(878.5)	(855.2)
Accumulated other comprehensive income	(2.1)	(3.7)

Total Affinion Group, Inc. deficit	(593.0)	(547.2)
Non-controlling interest in subsidiary	0.6	0.7

Total deficit	(592.4)	(546.5)

Total liabilities and deficit	$1,505.6	$1,460.6

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In millions)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net revenues	$333.5	$354.3	$667.5	$693.5

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	152.1	161.7	291.9	315.2
Operating costs	85.9	90.7	173.0	180.5
General and administrative	24.7	26.1	56.3	53.8
Depreciation and amortization	51.2	69.3	101.5	137.2

Total expenses	313.9	347.8	622.7	686.7

Income from operations	19.6	6.5	44.8	6.8
Interest income	0.8	0.5	1.0	1.0
Interest expense	(23.7)	(12.5)	(58.5)	(51.5)
Other income (expense), net	1.5	(0.2)	(6.7)	(0.2)

Loss before income taxes and minority interests	(1.8)	(5.7)	(19.4)	(43.9)
Income tax expense	(1.0)	(0.4)	(3.5)	(5.8)

Net loss	(2.8)	(6.1)	(22.9)	(49.7)
Less: net income attributable to non-controlling interest	(0.2)	(0.1)	(0.4)	(0.3)

Net loss attributable to Affinion Group, Inc.	$(3.0)	$(6.2)	$(23.3)	$(50.0)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(in millions)

	Affinion Group, Inc. Equity
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity (Deficit)
Balance, January 1, 2009	$311.7	$(855.2)	$(3.7)	$0.7	$(546.5)
Comprehensive loss
Net income (loss)		(23.3)		0.4	(22.9)
Currency translation adjustment			1.6	0.2	1.8

Total comprehensive loss					(21.1)
Dividend paid to non-controlling interest				(0.7)	(0.7)
Return of capital	(24.1)				(24.1)

Balance, June 30, 2009	$287.6	$(878.5)	$(2.1)	$0.6	$(592.4)

	Affinion Group, Inc. Equity
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity (Deficit)
Balance, January 1, 2008	$348.7	$(766.5)	$12.3	$0.6	$(404.9)
Comprehensive loss
Net income (loss)		(50.0)		0.3	(49.7)
Currency translation adjustment			3.5	(0.1)	3.4

Total comprehensive loss					(46.3)
Dividend paid to non-controlling interest				(0.4)	(0.4)
Return of capital	(20.6)				(20.6)

Balance, June 30, 2008	$328.1	$(816.5)	$15.8	$0.4	$(472.2)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In millions)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Operating Activities
Net loss	$(22.9)	$(49.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101.5	137.2
Amortization of favorable and unfavorable contracts	(1.1)	(1.5)
Amortization of debt discount and financing costs	3.2	2.9
Unrealized gain on interest rate swaps	(2.8)	(12.0)
Unrealized foreign currency transaction loss	6.8	—
Stock-based compensation	2.6	1.5
Interest accretion on held-to-maturity debt securities	(0.4)	—
Deferred income taxes	(3.6)	2.5
Payment received for assumption of loyalty points program liability	0.7	7.4
Net change in assets and liabilities:
Restricted cash	0.9	0.9
Receivables	(1.3)	(0.9)
Receivables from and payables to related parties	3.8	(36.3)
Profit-sharing receivables from insurance carriers	24.3	(8.2)
Prepaid commissions	(4.1)	1.9
Other current assets	0.2	(10.0)
Contract rights and list fees	(1.0)	—
Other non-current assets	(2.6)	(1.1)
Accounts payable and accrued expenses	9.8	27.7
Deferred revenue	(16.4)	(2.7)
Income taxes receivable and payable	4.1	(0.9)
Other long-term liabilities	(3.9)	(2.6)
Other, net	(3.5)	0.1

Net cash provided by operating activities	94.3	56.2

Investing Activities
Capital expenditures	(15.6)	(16.4)
Restricted cash	—	(0.1)
Purchase of held-to-maturity debt securities of Affinion Group Holdings, Inc.	(44.8)	—
Acquisition-related payment, net of cash acquired	(2.3)	—

Net cash used in investing activities	(62.7)	(16.5)

Financing Activities
Proceeds from issuance of senior notes	136.5	—
Deferred financing costs	(3.4)	—
Borrowings (repayments) under line of credit, net	(57.0)	(14.5)
Principal payments on borrowings	(6.6)	(0.1)
Dividends paid to parent company	(24.1)	(20.6)
Distribution to non-controlling interest	(0.7)	—

Net cash provided by (used in) financing activities	44.7	(35.2)

Effect of changes in exchange rates on cash and cash equivalents	1.0	(0.3)

Net increase in cash and cash equivalents	77.3	4.2
Cash and cash equivalents, beginning of period	36.3	14.2

Cash and cash equivalents, end of period	$113.6	$18.4

Supplemental Disclosure of Cash Flow Information:
Interest payments	$56.2	$59.1

Income tax payments	$2.7	$4.6

Non-cash investing and financing activities:
Accrued capital expenditures	$1.8	$0.7

Accrued deferred financing costs	$1.3	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, included in the Company’s Registration Statement on Form S-4 filed with the SEC on July 15, 2009 (File number 333-160594) (the “Form S-4”). The audited consolidated financial statements contained in the Form S-4 differ from those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in that they have been retrospectively adjusted to reflect the Company’s adoption of FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”

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

•

Affinion International. Affinion International comprises the Company’s Membership, Package and Loyalty customer engagement businesses outside North America. Affinion International also provides loyalty program benefits and operates an accommodation reservation booking business through one of its subsidiaries. The Company expects to leverage its current European operational platform to expand its range of products and services, develop new partner relationships in various industries and grow its geographical footprint.

Recently Issued Accounting Pronouncements

On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 166, “Accounting for Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company’s adoption of SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

On June 12, 2009, the FASB issued FASB Statement No. 167, “Amendment of FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities (VIEs). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company’s adoption of SFAS No. 167 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

On July 1, 2009, the FASB Accounting Standards Codification (“Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The previously existing GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance (levels A through D), including original pronouncements of the FASB, Emerging Issues Task Force abstracts and other accounting literature. The Codification eliminates this hierarchy and replaced the previously existing GAAP (other than rules and interpretive releases of the SEC) with just two levels of literature: authoritative and nonauthoritative.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), now contained in Codification Topic 820. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP-FAS No. 157-2”), also contained in Codification Topic 820, delaying the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), now contained in Codification Topic 825. SFAS 159 permits entities to choose to measure many financial instruments and other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159. The adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows and the Company did not elect the fair value option available under SFAS No. 159 for any of its financial instruments. Effective January 1, 2009, the Company adopted SFAS No. 157 for certain non-financial assets and non-financial liabilities, which did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows, as the Company did not elect the fair value option available under SFAS No. 159 for any of its nonfinancial assets and nonfinancial liabilities. See Note 9 – Financial Instruments, Derivatives and Fair Value Measures for additional information.

In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (“SFAS No. 141R”), now contained in Codification Topic 805, which replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition or purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and to deferred taxes related to business combinations for which the acquisition date was prior to the adoption of SFAS No. 141(R).

Effective January 1, 2009, the Company adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), now contained in Codification Topic 810. For consolidated subsidiaries that are less than wholly-owned, the third-party holdings of equity interests are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as net income applicable to non-controlling interests on the consolidated statements of operations, and the portion of stockholder’s equity of such subsidiaries is presented as non-controlling interests on the consolidated balance sheets. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of non-controlling (minority) interests in the Company’s consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS No. 160, certain prior period items in these condensed consolidated financial statements have been reclassified to conform to the required presentation under SFAS No. 160.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”), now contained in Codification Topic 855, which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or available to be issued.” SFAS No. 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 for the interim period ended June 30, 2009. The Company’s adoption of SFAS No. 165 had no impact on the Company’s consolidated financial position, results of operations and cash flows. Management’s evaluation of subsequent events was performed through July 31, 2009, the date the financial statements were issued.

2.	INTANGIBLE ASSETS

Intangible assets consisted of:

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$809.4	$(560.8)	$248.6
Affinity relationships	580.9	(336.3)	244.6
Proprietary databases and systems	55.9	(53.7)	2.2
Trademarks and tradenames	25.9	(6.7)	19.2
Patents and technology	25.0	(12.7)	12.3
Covenants not to compete	1.2	(0.4)	0.8

	$1,498.3	$(970.6)	$527.7

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$806.7	$(509.7)	$297.0
Affinity relationships	576.7	(306.2)	270.5
Proprietary databases and systems	55.9	(53.2)	2.7
Trademarks and tradenames	25.5	(5.7)	19.8
Patents and technology	25.0	(11.6)	13.4
Covenants not to compete	1.2	(0.2)	1.0

	$1,491.0	$(886.6)	$604.4

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Member relationships	$25.2	$32.4	$50.3	$63.8
Affinity relationships	13.6	17.0	27.0	33.9
Proprietary databases and systems	0.2	4.5	0.5	9.0
Trademarks and tradenames	0.5	0.5	0.9	1.1
Patents and technology	0.6	0.6	1.2	1.2
Covenant not to compete	—	0.1	0.1	0.1

	$40.1	$55.1	$80.0	$109.1

Based on the Company’s amortizable intangible assets as of June 30, 2009, the Company expects the related amortization expense for fiscal 2009 and the four succeeding fiscal years to be $155.2 million in 2009, $129.4 million in 2010, $110.8 million in 2011, $89.6 million in 2012 and $41.3 million in 2013.

Goodwill attributed to each of the Company’s reporting segments is as follows:

	June 30, 2009	December 31, 2008
Membership products	$231.1	$231.1
Insurance and package products	58.3	58.3
International products	18.0	18.1

	$307.4	$307.5

The change in the Company’s carrying amount of goodwill in fiscal 2009 is due to changes in foreign currency exchange rates.

3.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$62.5	$(38.3)	$24.2	$55.4	$(28.3)	$27.1
List fees	22.2	(7.6)	14.6	19.5	(5.9)	13.6

	$84.7	$(45.9)	$38.8	$74.9	$(34.2)	$40.7

Amortization expense for the three and six months ended June 30, 2009 was $3.8 million and $7.3 million, respectively, of which $0.9 million and $1.7 million, respectively, is included in marketing expense and $2.9 million and $5.6 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense for the three and six months ended June 30, 2008 was $5.2 million and $10.4 million, respectively, of which $0.6 million and $1.2 million, respectively, is included in marketing expense and $4.6 million and $9.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Based on the Company’s contract rights and list fees as of June 30, 2009, the Company expects the related amortization expense for fiscal 2009 and the four succeeding fiscal years to be approximately $15.5 million in 2009, $12.6 million in 2010, $10.1 million in 2011, $2.4 million in 2012 and $2.0 million in 2013.

4.	LONG-TERM DEBT

Long-term debt consisted of:

	June 30, 2009	December 31, 2008
Term loan due 2012	$648.6	$655.0
Revolving credit facility	—	57.0
10 1/8% senior notes due 2013, net of unamortized discount of $1.2 and $1.4, respectively, with an effective interest rate of 10.285%	302.8	302.6
10 1/8% senior notes due 2013, net of unamortized discount of $13.3, with an effective interest rate of 12.877%	136.7	—
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $3.3 and $3.6, respectively, with an effective interest rate of 11.75%	352.2	351.9
Capital lease obligations	0.6	0.8

Total debt	1,440.9	1,367.3
Less: current portion of long-term debt	(0.2)	(6.7)

Long-term debt	$1,440.7	$1,360.6

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities.

The Affinion Credit Facility is secured by all of the Company’s outstanding stock held by Affinion Holdings and by substantially all of the assets of the Company, subject to certain exceptions. Through June 30, 2009, the Company had made nine voluntary principal prepayments of the term loan aggregating $205.0 million, in addition to the $6.4 million repayment made in the first quarter of 2009 based on excess cash flow through December 31, 2008 and, therefore, all of the Company’s mandatory repayment obligations have been satisfied, other than future required annual payments, if any, based on excess cash flow. The Affinion Credit Facility permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to

Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. As of June 30, 2009, there were no borrowings under the revolving credit facility. As of December 31, 2008, borrowings outstanding under the revolving credit facility were $57.0 million. As of June 30, 2009, the Company had $98.3 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $1.7 million of letters of credit.

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bear interest at 10  1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes mature on October 15, 2013. As discussed in Note 11 – Guarantor/Non-Guarantor Supplemental Financial Information, the Senior Notes are guaranteed by certain subsidiaries of the Company. On May 3, 2006, the Company issued an additional $34.0 million aggregate principal amount of Senior Notes. These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005 and, together with the $270.0 million of Senior Notes originally issued under such indenture, are treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually, on April 15 and October 15 of each year. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility, the Senior Notes and the 2009 Senior Notes (defined below) as discussed in Note 11 – Guarantor/Non-Guarantor Supplemental Financial Information.

On September 13, 2006, the Company completed a registered exchange offer and exchanged all of the then-outstanding 10  1/8% Senior Notes due 2013 and all of the then-outstanding 11 1/2% Senior Subordinated Notes due 2015 into a like principal amount of 10   1/8% Senior Notes due 2013 and 11 1/2% Senior Subordinated Notes due 2015, respectively, that have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

On June 5, 2009, the Company issued senior notes (“2009 Senior Notes”), with a face value of $150.0 million, for net proceeds of $136.5 million. The 2009 Senior Notes bear interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The 2009 Senior Notes mature on October 15, 2013. The Company may redeem all or part of the 2009 Senior Notes at any time on or after October 15, 2009 at redemption prices (generally at a premium) set forth in the indenture governing the 2009 Senior Notes. The 2009 Senior Notes are senior unsecured obligations and rank equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. The 2009 Senior Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility, the Senior Notes and the Senior Subordinated Notes as discussed in Note 11 – Guarantor/Non-Guarantor Supplemental Financial Information. Although the terms and covenants of the 2009 Senior Notes are substantially identical to those of the Senior Notes, the 2009 Senior Notes are not additional securities under the indenture governing the Senior Notes, were issued under a separate indenture, do not vote as a single class with the Senior Notes and do not necessarily trade with the Senior Notes.

On July 15, 2009, the Company filed a registration statement relating to the Company’s offer to exchange its outstanding 2009 Senior Notes for a like principal amount of 2009 Senior Notes that have been registered under the Securities Act. [to be updated, if necessary]

The Affinion Credit Facility, the Senior Notes, the Senior Subordinated Notes and the 2009 Senior Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid can not exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the six months ended June 30, 2009, the Company paid cash dividends and an in-kind dividend in the form of Affinion Holdings debt to its parent company, Affinion Holdings, of $23.0 million and $1.1 million, respectively.

As of June 30, 2009, the Company believes it is in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures that govern the Senior Notes, the Senior Subordinated Notes and the 2009 Senior Notes.

5.	INCOME TAXES

The Company’s effective income tax rate for the three and six months ended June 30, 2009 was (57.4)% and (17.9)%, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, deferred tax liabilities associated with indefinite-lived intangibles and valuation allowances required with respect to the increase in certain net deferred tax assets.

The Company’s effective income tax rate for the three and six months ended June 30, 2008 was (8.5)% and (13.2)%, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, deferred tax liabilities associated with indefinite-lived intangibles and valuation allowances required with respect to the increase in certain net deferred tax assets.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), now contained in Codification Topic 740, as of January 1, 2007. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. In accordance with FIN 48, the Company recognized $0.1 million of interest related to uncertain tax positions through the current period. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the three and six months ended June 30, 2009 increased by $0.2 million and decreased by $0.3 million as a result of tax positions for the current period.

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

On November 15, 2001, a class action complaint (the “2001 Class Action”) was filed in Madison County, Illinois against Trilegiant alleging violations of state consumer protection statutes in connection with the sale of certain membership programs. Motions to dismiss were denied and a class was certified by the court. On February 14, 2008, the parties entered into a definitive settlement agreement that resolves this lawsuit and the August 2005 Suit on a class-wide basis. On February 15, 2008 the court entered an order preliminarily approving the settlement. A final fairness hearing was held on July 18, 2008 at which the court issued a final order approving the settlement. No appeals of the final approval were taken, and therefore the settlement became final and non-appealable on August 18, 2008. Cendant has agreed to indemnify the Company for a significant portion of the settlement, which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business. The settlement payments for which Trilegiant is responsible and does not expect to be indemnified by Cendant are not material in amount and have been accrued for in the unaudited condensed consolidated financial statements.

On November 12, 2002, a class action complaint (the “November 2002 Class Action”) was filed against Sears, Roebuck & Co., Sears National Bank, Cendant Membership Services, Inc., and Allstate Insurance Company in the Circuit Court of Alabama for Greene County alleging, among other things, breach of contract, unjust enrichment, breach of duty of good faith and fair dealing and violations of the Illinois consumer fraud and deceptive practices act. The case was removed to the U.S. District Court for the Northern District of Alabama but was remanded to the Circuit Court of Alabama for Greene County. The Company has filed a motion to compel arbitration, which was granted by the court on January 31, 2008. In granting the Company’s motion, the court further ordered that any arbitration with respect to this matter take place on an individual (and not class) basis. On February 28, 2008, plaintiffs filed a motion for reconsideration of the court’s order. That motion was orally argued on March 27, 2009. The court has yet to rule on plaintiffs’ motion.

        On January 28, 2005, a class action complaint (the “January 2005 Suit”) was filed against The Bon, Inc., FACS Group, Inc., and Trilegiant in the Superior Court of Washington, Spokane County. The claim asserts violations of various consumer protection statutes. The Company filed a motion to compel arbitration, which was denied by the court. Plaintiffs have asked the court to hear oral argument on May 8, 2009 regarding their motion for class certification. The January 2005 Suit was mediated in May 2009, settled on June 9, 2009 and subsequently dismissed with prejudice by the court, which released all claims and causes of actions of the plaintiffs relating to the matter. The total amount of the settlement payments was not material.

On August 9, 2005, a class action suit (the “August 2005 Suit”) was filed against Trilegiant in the U.S. District Court for the Northern District of California, San Francisco Division. The claim asserts violations of the Electronic Funds Transfer Act and various California consumer protection statutes. The suit seeks unspecified actual damages, statutory damages, attorneys’ fees, costs and injunctive relief. As noted in the description of the 2001 Class Action above, the parties have obtained final approval of a class-wide settlement in the 2001 Class Action that resulted in the dismissal of this lawsuit with prejudice on July 18, 2008. Trilegiant was not required to make any payments in connection with the dismissal of this lawsuit other than the settlement payments noted in the description of the 2001 Class Action above.

The Company believes that the amount accrued for the above matters is adequate and the reasonably possible loss beyond the amounts accrued, while not estimable, will not have a material adverse effect on its consolidated financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

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

Other Contingencies

On May 27, 2009, the U.S. Senate Committee on Commerce, Science, and Transportation (the “Committee”) initiated an investigation into two of the Company’s competitors, Vertrue Inc. and Webloyalty.com, Inc., in connection with their e-commerce marketing practices, including those relating to consumers’ account number acquisition. On July 10, 2009, the Committee expanded the scope of its investigation to include the Company and requested the Company to provide certain information about the Company’s domestic online marketing practices, including those relating to the acquisition of consumers’ credit or debit card account numbers automatically from the Company’s partners when a consumer enrolls in one of the Company’s programs immediately after making a purchase through one of the Company’s partners’ web sites. For the twelve months ended December 31, 2008, the business methods that are subject to this investigation using such credit or debit account number acquisition methods generated less than 5% of our total consolidated net revenues. Although the Company cannot currently predict the outcome of this investigation, it is in the process of responding to the information request made by the Committee.[to be updated, if necessary]

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of June 30, 2009, the Company has provided guarantees for surety bonds totaling approximately $11.2 million and has issued letters of credit totaling $1.8 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of June 30, 2009, there were 8.4 million shares available under the 2007 Plan for future grants.

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

Stock Options

During the three and six months ended June 30, 2009, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.

**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the six months ended June 30, 2009, 0.7 million stock options were granted to employees from the 2007 Plan with an exercise price of $15.25, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. There were no stock options granted to employees from the 2007 Plan during the three months ended June 30, 2009. During the three and six months ended June 30, 2008, 0.1 million and 0.2 million stock options, respectively, were granted to employees from the 2007 Plan with an exercise price of $13.02, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan had the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three and six months ended June 30, 2009, 0.1 million stock options were granted to members of the Board of Directors from the 2007 Plan with an exercise price of $15.25, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. These options fully vest on the date of grant and have an option term of 10 years. During the three and six months ended June 30, 2008, there were no stock options granted to members of the Board of Directors from the 2007 Plan.

The fair value of each option award from the 2007 Plan during the three and six months ended June 30, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

Expected volatility	66%
Expected life (in years)	6.25
Risk-free interest rate	2.24%
Dividend yield	—%

A summary of option activity for the six months ended June 30, 2009 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2009	2,041	1,003	1,003	318	779
Granted	—	—	—	—	710
Exercised	—	—	—	—	—
Forfeited or expired	(134)	(88)	(88)	—	(23)

Outstanding options at March 31, 2009	1,907	915	915	318	1,466
Granted	—	—	—	108	—
Exercised	—	—	—	—	—
Forfeited or expired	(81)	(7)	(7)	—	(18)

Outstanding options at June 30, 2009	1,826	908	908	426	1,448

Vested or expected to vest at June 30, 2009	1,826	908	908	426	1,448

Exercisable options at June 30, 2009	1,131	—	—	426	194

Weighted average remaining contractual term (in years)	6.5	6.5	6.5	8.0	9.3
Weighted average grant date fair value per option granted in 2009	$—	$—	$—	$9.44	$9.44

Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2009 totaled $1.9 million and $2.6 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2008 totaled $0.7 million and $1.4 million, respectively. As of June 30, 2009, there was $13.3 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.6 years.

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

A summary of restricted stock activity for the three and six months ended June 30, 2009 is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2009	63	$9.52
Granted	—
Vested	—
Forfeited	(21)

Outstanding restricted unvested awards at March 31, 2009	42	$9.52
Granted	—
Vested	—
Forfeited	—

Outstanding restricted unvested awards at June 30, 2009	42	$9.52

Weighted average remaining contractual term (in years)	0.9

Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and six months ended June 30, 2009 was less than $0.1 million and a benefit of $0.1 million, respectively. Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and six months ended June 30, 2008 was less than $0.1 million and $0.1 million, respectively. As of June 30, 2009, there was $0.1 million of unrecognized compensation cost related to the remaining vesting period of restricted stock granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.5 years.

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

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The revenue earned for such services was $0.1 million and $0.1 million for the three and six months ended June 30, 2009, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2008, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. The Company incurred expenses of $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

New marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $0.9 million and $1.6 million for the three and six months ended June 30, 2009, respectively, and $1.1 million and $1.8 million for the three and six months ended June 30, 2008, respectively, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $2.0 million and $4.0 million for the three months ended June 30, 2009, respectively, and $3.5 million and $6.7 million for the three and six months ended June 30, 2008, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

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

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe, a subsidiary of Cendant, as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany,

Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI Europe had a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International indemnified RCI Europe in the event its profit margin under this arrangement fell below 1.31%. Under the terms of the agreement, RCI Europe elected to terminate the agreement for convenience. As such, the agreement terminated on October 31, 2008. The expense for such services was a reduction of expense of $0.7 million and expense of $0.8 million for the three and six months ended June 30, 2008, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

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

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.3 million and $0.5 million for the three and six months ended June 30, 2009, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2008, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amounts expensed related to this consulting agreement were $0.5 million for the three months ended June 30, 2009 and 2008 and $1.0 million for the six months ended June 30, 2009 and 2008 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2008, respectively, and are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.

On June 11, 2009, the Company utilized cash on hand and available funds under its revolving credit facility to purchase $64.0 million face amount of Affinion Holdings’ outstanding debt from an affiliate of Apollo for $44.8 million. These debt securities are classified as held-to-maturity debt securities and are included in other non-current assets on the June 30, 2009 balance sheet at their amortized cost of $45.2 million. The borrowing under the revolving credit facility was paid down prior to June 30, 2009.

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

All three interest rate swaps are recorded at fair value, either as non-current assets or non-current liabilities. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2009, the Company recorded a reduction of interest expense of $3.8 million and interest expense of $2.8 million, respectively, related to the interest rate swaps.

The Company adopted SFAS No. 157, now contained in Codification Topic 820, as of January 1, 2007, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy in SFAS 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, giving the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Level 1 inputs to a fair value measurement are quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The fair values of certain financial instruments as of June 30, 2009 are shown in the table below:

	Fair Value Measurements at June 30, 2009
	Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in other non-current assets)	2.4	—	2.4	—
Interest rate swaps (included in other long-term liabilities)	(19.6)	—	(19.6)	—

The fair value of the trading securities and publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, approximates its face amount due to the variable interest rate which fluctuates with the market. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions. The counterparty to the swaps entered into in 2005 and 2008 had a long-term rating of Aa1 by Moody’s and A+ by Standard & Poor’s as of July 20, 2009. The counterparty to the swap entered into in 2009 had a long-term rating of A2 by Moody’s and A by Standard & Poor’s as of July 20, 2009. The Company does not expect any losses from non-performance by these counterparties.

10.	SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon revenue and “Segment EBITDA,” which is defined as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four operating segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” now contained in Codification Topic 280, general corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four operating segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reporting segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form S-4.

Net Revenues
	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Affinion North America
Membership products	$172.1	$174.8	$349.7	$346.6
Insurance and package products	84.0	96.4	167.6	186.8
Loyalty products	17.3	15.7	34.6	30.6
Eliminations	(1.0)	(1.1)	(2.0)	(2.1)

Total North America	272.4	285.8	549.9	561.9
Affinion International products	61.1	68.5	117.6	131.6

	$333.5	$354.3	$667.5	$693.5

Segment EBITDA
	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Affinion North America
Membership products	$30.1	$26.9	$66.4	$55.3
Insurance and package products	26.0	36.6	55.5	69.5
Loyalty products	6.2	4.9	11.3	9.1

Total North America	62.3	68.4	133.2	133.9
Affinion International products	10.1	9.0	16.2	13.3

Total products	72.4	77.4	149.4	147.2
Corporate	(1.6)	(1.6)	(3.1)	(3.2)

	$70.8	$75.8	$146.3	$144.0

Provided below is a reconciliation of Segment EBITDA to income from operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Segment EBITDA	$70.8	$75.8	$146.3	$144.0
Depreciation and amortization	(51.2)	(69.3)	(101.5)	(137.2)

Income from operations	$19.6	$6.5	$44.8	$6.8

11.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, and the related condensed consolidating statements of operations for the three and six months ended June 30, 2009 and 2008 and the related condensed consolidating statement of cash flows for the six months ended June 30, 2009 and 2008 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

In connection with the adoption of SFAS No. 160, presentation of certain prior year amounts have been revised to conform with the current year presentation as prescribed by SFAS No. 160. In addition, certain other prior year amounts have been revised to conform with current year presentation. The accompanying condensed consolidating statement of operations for the three and six months ended June 30, 2008 has been revised to present corporate allocations as adjustments to the applicable expense category within income (loss) from operations. Intercompany receivables and payables were reclassified from cash flows provided by (used in) operating activities to cash flows used in financing activities in the accompanying condensed consolidating statement of cash flows for the six months ended June 30, 2008. These revisions did not have any impact on the consolidated balance sheet, statements of operations or statement of cash flows for any of these periods, as each of these items was eliminated in consolidation.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$30.3	$58.3	$25.0	$—	$113.6
Restricted cash	—	22.8	12.9	—	35.7
Receivables, net	0.3	39.6	41.7	—	81.6
Receivables from related parties	0.4	13.7	0.6	—	14.7
Profit-sharing receivables from insurance carriers	—	71.8	2.5	—	74.3
Prepaid commissions	—	59.0	8.1	—	67.1
Intercompany loans receivables	15.2	—	—	(15.2)	—
Other current assets	4.7	20.9	22.8	—	48.4

Total current assets	50.9	286.1	113.6	(15.2)	435.4
Property and equipment, net	2.3	69.6	19.3	—	91.2
Contract rights and list fees, net	—	17.7	21.1	—	38.8
Goodwill	—	289.4	18.0	—	307.4
Other intangibles, net	—	475.2	52.5	—	527.7
Receivables from related parties	—	3.3	—	—	3.3
Investment in subsidiaries	1,508.3	—	—	(1,508.3)	—
Intercompany loan receivables	7.8	—	—	(7.8)	—
Intercompany receivables	—	636.9	—	(636.9)	—
Other non-current assets	35.8	12.0	54.0	—	101.8

Total assets	$1,605.1	$1,790.2	$278.5	$(2,168.2)	$1,505.6

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$0.2	$—	$—	$0.2
Accounts payable and accrued expenses	82.2	117.6	93.4	—	293.2
Payables to related parties	7.7	1.9	4.2	—	13.8
Deferred revenue	—	190.5	31.8	—	222.3
Intercompany loans payable	—	—	15.2	(15.2)	—

Total current liabilities	89.9	310.2	144.6	(15.2)	529.5
Long-term debt	1,440.2	0.5	—	—	1,440.7
Deferred income taxes	—	17.4	5.6	—	23.0
Deferred revenue	—	21.9	11.1	—	33.0
Intercompany loan payable	—	—	7.8	(7.8)	—
Intercompany payables	636.6	—	0.3	(636.9)	—
Other long-term liabilities	31.4	18.0	22.4	—	71.8

Total liabilities	2,198.1	368.0	191.8	(659.9)	2,098.0

Affinion Group, Inc. deficit	(593.0)	1,422.2	86.1	(1,508.3)	(593.0)
Non-controlling interest in subsidiary	—	—	0.6	—	0.6

Total deficit	(593.0)	1,422.2	86.7	(1,508.3)	(592.4)

Total liabilities and deficit	$1,605.1	$1,790.2	$278.5	$(2,168.2)	$1,505.6

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2.9	$33.4	$—	$36.3
Restricted cash	—	24.1	11.5	—	35.6
Receivables, net	0.5	48.7	28.4	—	77.6
Receivables from related parties	0.6	14.8	0.2	—	15.6
Profit-sharing receivables from insurance carriers	—	96.9	1.4	—	98.3
Prepaid commissions	—	54.2	7.8	—	62.0
Intercompany loans receivable	34.3	—	—	(34.3)	—
Other current assets	2.5	25.3	15.2	—	43.0

Total current assets	37.9	266.9	97.9	(34.3)	368.4
Property and equipment, net	1.8	71.1	18.3	—	91.2
Contract rights and list fees, net	—	16.9	23.8	—	40.7
Goodwill	—	289.5	18.0	—	307.5
Other intangibles, net	—	548.1	56.3	—	604.4
Receivables from related parties	—	5.3	—	—	5.3
Investment in subsidiaries	1,423.2	—	—	(1,423.2)	—
Intercompany loan receivable	6.8	—	—	(6.8)	—
Intercompany receivables	—	548.9	4.5	(553.4)	—
Other non-current assets	23.9	14.7	4.5	—	43.1

Total assets	$1,493.6	$1,761.4	$223.3	$(2,017.7)	$1,460.6

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$6.4	$0.3	$—	$—	$6.7
Accounts payable and accrued expenses	91.5	117.5	59.2	—	268.2
Payables to related parties	5.1	1.1	3.8	—	10.0
Intercompany loans payable	—	—	34.3	(34.3)	—
Deferred revenue	—	202.8	28.5	—	231.3

Total current liabilities	103.0	321.7	125.8	(34.3)	516.2
Long-term debt	1,360.1	0.5	—	—	1,360.6
Deferred income taxes	(7.8)	20.3	8.0	—	20.5
Deferred revenue	—	25.0	10.4	—	35.4
Intercompany loan payable	—	—	6.8	(6.8)	—
Intercompany payables	553.4	—	—	(553.4)	—
Other long-term liabilities	32.1	20.0	22.3	—	74.4

Total liabilities	2,040.8	387.5	173.3	(594.5)	2,007.1

Affinion Group, Inc. deficit	(547.2)	1,373.9	49.3	(1,423.2)	(547.2)
Non-controlling interest in subsidiary	—	—	0.7	—	0.7

Total deficit	(547.2)	1,373.9	50.0	(1,423.2)	(546.5)

Total liabilities and deficit	$1,493.6	$1,761.4	$223.3	$(2,017.7)	$1,460.6

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$272.5	$61.0	$—	$333.5

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	129.7	22.4	—	152.1
Operating costs	—	60.1	25.8	—	85.9
General and administrative	1.1	19.7	3.9	—	24.7
Depreciation and amortization	—	43.7	7.5	—	51.2

Total expenses	1.1	253.2	59.6	—	313.9

Income (loss) from operations	(1.1)	19.3	1.4	—	19.6
Interest income	—	—	0.8	—	0.8
Interest expense	(22.9)	0.1	(0.9)	—	(23.7)
Other expense, net	—	0.1	1.4	—	1.5

Income (loss) before income taxes and non-controlling interest	(24.0)	19.5	2.7	—	(1.8)
Income tax (expense) benefit	0.1	0.3	(1.4)	—	(1.0)

	23.9	19.8	1.3	—	(2.8)
Equity in income of subsidiaries	(20.9)	—	—	(20.9)	—

Net income (loss)	(3.0)	19.8	1.3	(20.9)	(2.8)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Net income (loss) attributable to Affinion Group, Inc.	$(3.0)	$19.8	$1.1	$(20.9)	$(3.0)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$550.0	$117.5	$—	$667.5

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	250.7	41.2	—	291.9
Operating costs	—	122.0	51.0	—	173.0
General and administrative	6.5	38.2	11.6	—	56.3
Depreciation and amortization	—	87.0	14.5	—	101.5

Total expenses	6.5	497.9	118.3	—	622.7

Income (loss) from operations	(6.5)	52.1	(0.8)	—	44.8
Interest income	—	—	1.0	—	1.0
Interest expense	(56.3)	(0.5)	(1.7)	—	(58.5)
Other expense, net	—	0.1	(6.8)	—	(6.7)

Income (loss) before income taxes and non-controlling interest	(62.8)	51.7	(8.3)	—	(19.4)
Income tax (expense) benefit	(0.7)	(3.0)	0.2	—	(3.5)

	(63.5)	48.7	(8.1)	—	(22.9)
Equity in income (loss) of subsidiaries	40.2	—	—	(40.2)	—

Net income (loss)	(23.3)	48.7	(8.1)	(40.2)	(22.9)
Less: net income attributable to non-controlling interest	—	—	(0.4)	—	(0.4)

Net income (loss) attributable to Affinion Group, Inc.	$(23.3)	$48.7	$(8.5)	$(40.2)	$(23.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$285.8	$68.5	$—	$354.3

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	0.5	135.5	25.7	—	161.7
Operating costs	—	60.1	30.6	—	90.7
General and administrative	1.9	19.4	4.8	—	26.1
Depreciation and amortization	—	60.0	9.3	—	69.3

Total expenses	2.4	275.0	70.4	—	347.8

Income (loss) from operations	(2.4)	10.8	(1.9)	—	6.5
Interest income	—	0.3	0.2	—	0.5
Interest expense	(10.9)	(0.3)	(1.3)	—	(12.5)
Other expense, net	—	—	(0.2)	—	(0.2)

Income (loss) before income taxes and non-controlling interest	(13.3)	10.8	(3.2)	—	(5.7)
Income tax (expense) benefit	0.5	(0.6)	(0.3)	—	(0.4)

	(12.8)	10.2	(3.5)	—	(6.1)
Equity in income (loss) of subsidiaries	6.6	—	—	(6.6)	—

Net income (loss)	(6.2)	10.2	(3.5)	(6.6)	(6.1)
Less: net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)

Net income (loss) attributable to Affinion Group, Inc.	$(6.2)	$10.2	$(3.6)	$(6.6)	$(6.2)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$561.9	$131.6	$—	$693.5

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	0.5	264.7	50.0	—	315.2
Operating costs	—	119.8	60.7	—	180.5
General and administrative	4.3	38.7	10.8	—	53.8
Depreciation and amortization	—	118.6	18.6	—	137.2

Total expenses	4.8	541.8	140.1	—	686.7

Income (loss) from operations	(4.8)	20.1	(8.5)	—	6.8
Interest income	—	0.7	0.3	—	1.0
Interest expense	(48.2)	(0.8)	(2.5)	—	(51.5)
Other expense, net	—	—	(0.2)	—	(0.2)

Income (loss) before income taxes and non-controlling interest	(53.0)	20.0	(10.9)	—	(43.9)
Income tax expense	(0.5)	(4.2)	(1.1)	—	(5.8)

	(53.5)	15.8	(12.0)	—	(49.7)
Equity in income (loss) of subsidiaries	3.5	—	—	(3.5)	—

Net income (loss)	(50.0)	15.8	(12.0)	(3.5)	(49.7)
Less: net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)

Net income (loss) attributable to Affinion Group, Inc.	$(50.0)	$15.8	$(12.3)	$(3.5)	$(50.0)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(23.3)	$48.7	$(8.1)	$(40.2)	$(22.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.1	86.9	14.5	—	101.5
Amortization of favorable and unfavorable contracts	—	(1.1)	—	—	(1.1)
Amortization of debt discount and financing costs	3.2	—	—	—	3.2
Unrealized gain on interest rate swaps	(2.8)	—	—	—	(2.8)
Unrealized foreign currency transaction loss	—	—	6.8	—	6.8
Stock-based compensation	2.6	—	—	—	2.6
Interest accretion on held-to-maturity debt securities	—	—	(0.4)	—	(0.4)
Equity in income (loss) of subsidiaries	(40.2)	—	—	40.2	—
Deferred income taxes	0.1	2.8	(6.5)	—	(3.6)
Payment received for assumption of loyalty points program	—	0.7	—	—	0.7
Net change in assets and liabilities:
Restricted cash	—	1.1	(0.2)	—	0.9
Receivables	0.2	8.3	(9.8)	—	(1.3)
Receivables from and payables to related parties	—	4.1	(0.3)	—	3.8
Profit-sharing receivables from insurance carriers	—	25.1	(0.8)	—	24.3
Prepaid commissions	—	(4.8)	0.7	—	(4.1)
Other current assets	(1.1)	4.7	(3.4)	—	0.2
Contract rights and list fees	—	(1.0)	—	—	(1.0)
Other non-current assets	(0.1)	(2.9)	0.4	—	(2.6)
Accounts payable and accrued expenses	(10.6)	1.9	18.5	—	9.8
Deferred revenue	—	(15.4)	(1.0)	—	(16.4)
Income taxes receivable and payable	(0.6)	0.1	4.6	—	4.1
Other long-term liabilities	0.1	(1.0)	(3.0)	—	(3.9)
Other, net	0.1	—	(3.6)	—	(3.5)

Net cash provided by operating activities	(72.3)	158.2	8.4	—	94.3

Investing Activities
Capital expenditures	(0.9)	(12.0)	(2.7)	—	(15.6)
Restricted cash	—	0.1	(0.1)	—	—
Purchase of held-to-maturity debt securities	—	—	(44.8)	—	(44.8)
Acquisition-related payments, net of cash acquired	—	(2.3)	—	—	(2.3)

Net cash used in investing activities	(0.9)	(14.2)	(47.6)	—	(62.7)

Financing Activities
Proceeds from borrowings	136.5	—	—	—	136.5
Deferred financing costs	(3.4)	—	—	—	(3.4)
Repayments under line of credit, net	(57.0)	—	—	—	(57.0)
Principal payments on borrowings	(6.4)	(0.2)	—	—	(6.6)
Dividends paid to parent company	(24.1)	—	—	—	(24.1)
Intercompany loan	19.1	—	(19.1)	—	—
Intercompany receivables and payables	83.2	(88.0)	4.8	—	—
Intercompany dividends	0.4	(0.4)	—	—	—
Capital contribution	(44.8)	—	44.8	—	—
Distribution to non-controlling interest	—	—	(0.7)	—	(0.7)

Net cash used in financing activities	103.5	(88.6)	29.8	—	44.7

Effect of changes in exchange rates on cash and cash equivalents	—	—	1.0	—	1.0

Net increase in cash and cash equivalents	30.3	55.4	(8.4)	—	77.3
Cash and cash equivalents, beginning of period	—	2.9	33.4	—	36.3

Cash and cash equivalents, end of period	$30.3	$58.3	$25.0	$—	$113.6

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(50.0)	$15.8	$(12.0)	$(3.5)	$(49.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	118.6	18.6	—	137.2
Amortization of favorable and unfavorable contracts	—	(1.1)	(0.4)	—	(1.5)
Amortization of debt discount and financing costs	2.9	—	—	—	2.9
Unrealized gain on interest rate swaps	(12.0)	—	—	—	(12.0)
Stock-based compensation	1.5	—	—	—	1.5
Equity in income (loss) of subsidiaries	(3.5)	—	—	3.5	—
Deferred income taxes	0.1	3.8	(1.4)	—	2.5
Payment received for assumption of loyalty points program liability	—	7.4	—	—	7.4
Net change in assets and liabilities:
Restricted cash	—	0.4	0.5	—	0.9
Receivables	—	(0.4)	(0.5)	—	(0.9)
Receivables from and payables to related parties	(0.6)	(31.4)	(4.3)	—	(36.3)
Profit-sharing receivables from insurance carriers	—	(8.2)	—	—	(8.2)
Prepaid commissions	—	(1.1)	3.0	—	1.9
Other current assets	(1.7)	(0.9)	(7.4)	—	(10.0)
Contract rights and list fees	—	—	—	—	—
Other non-current assets	0.1	(1.4)	0.2	—	(1.1)
Accounts payable and accrued expenses	24.6	6.3	(3.2)	—	27.7
Deferred revenue	—	(6.8)	4.1	—	(2.7)
Income taxes receivable and payable	(0.1)	(1.6)	0.8	—	(0.9)
Other long-term liabilities	0.4	(0.5)	(2.5)	—	(2.6)
Other, net	—	(0.3)	0.4	—	0.1

Net cash provided by operating activities	(38.3)	98.6	(4.1)	—	56.2

Investing Activities
Capital expenditures	(1.5)	(11.1)	(3.8)	—	(16.4)
Acquisition-related payments, net of cash acquired	—	—	(0.1)	—	(0.1)

Net cash used in investing activities	(1.5)	(11.1)	(3.9)	—	(16.5)

Financing Activities
Repayments under line of credit, net	(14.5)	—	—	—	(14.5)
Principal payments on borrowings	—	(0.1)	—	—	(0.1)
Dividends paid to parent company	(20.6)	—	—	—	(20.6)
Intercompany receivables and payables	79.4	(85.8)	6.4	—	—

Net cash used in financing activities	44.3	(85.9)	6.4	—	(35.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.3)	—	(0.3)

Net decrease in cash and cash equivalents	4.5	1.6	(1.9)	—	4.2
Cash and cash equivalents, beginning of period	—	3.0	11.2	—	14.2

Cash and cash equivalents, end of period	$4.5	$4.6	$9.3	$—	$18.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2009 and 2008. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2009 and 2008 and our financial condition as of June 30, 2009, as well as a discussion of our liquidity and capital resources.

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

As of June 30, 2009, we had approximately 61 million customers enrolled in our membership, insurance and package programs worldwide and approximately 96 million customers who received credit or debit card enhancement services or loyalty points-based management services.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of June 30, 2009, managed approximately 468 billion points with an estimated redemption value of approximately $4.6 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

•

Affinion International. Affinion International comprises our Membership, Package and Loyalty customer engagement businesses outside North America. Affinion International also provides loyalty program benefits and operates an accommodation reservation booking business through one of its subsidiaries. We expect to leverage our current European operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of the membership term. This allows us to recognize revenue ratably over the annual membership term. In 2008 and the six months ended June 30, 2009, approximately 65% and 72%, respectively, of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Affinion North America
Membership Products -
Retail
Average Members (1)	7,285	7,954	7,373	8,025
% Monthly Members	51.2%	41.5%	49.1%	40.7%
% Annual Members	48.8%	58.5%	50.9%	59.3%
Annualized Net Revenue Per Average Member (2)	$80.01	$75.56	$78.92	$73.92
Wholesale
Average Members (1)	2,417	3,149	2,445	3,199
Portion for service formerly retail and other (3)	1,988	2,293	1,995	2,302
Average Retail Members including wholesale formerly retail and other (3)	9,273	10,247	9,368	10,327
Insurance and Package Products -
Insurance
Average Basic Insured (1)	23,532	23,501	23,316	23,846
Average Supplemental Insured	4,569	4,803	4,585	4,872
Annualized Net Revenue Per Supplemental Insured (2)	$54.31	$60.25	$53.95	$56.95
Package
Average Members (1)	6,148	5,535	5,973	5,599
Annualized Net Revenue Per Average Member (2)	$11.68	$13.61	$12.03	$13.58

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Affinion International
International Products -
Package
Average Members (1)	15,959	16,214	16,097	16,060
Annualized Net Revenue Per Average Package Member (2)	$7.39	$9.55	$7.19	$9.31
Other Retail Membership
Average Members (1)	1,476	1,759	1,529	1,785
Annualized Net Revenue Per Average Member (2)	$34.60	$38.58	$32.35	$38.23
New Retail Membership
Average Members (1)	601	447	601	417
Annualized Net Revenue Per Average Member (2)	$90.33	$103.40	$82.55	$102.29
Global Membership Products –
Retail
Average Members (1)(4)	7,886	8,401	7,974	8,442
Annualized Net Revenue Per Average Member (2)	$80.80	$77.04	$79.20	$75.32
Average Retail Members including wholesale formerly retail and other (3)(4)	9,874	10,694	9,969	10,744

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A member’s or insured’s, as applicable, account is added or removed in the period in which the member or insured, as applicable, has joined or cancelled.

(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(3)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale retail locations to their customers and the Company receives lower annualized price points and pays no related commission expense.

(4)	Includes International Operations New Retail Average Members.

Over the last several years, the strategic focus for our membership operations has been on increasing overall profitability and generating higher revenue from each member, rather than on growing the size of the membership base. This has resulted in lower average members, partially offset by higher average revenues per member. In addition, we have obtained these members at lower commission rates and lower variable costs, which has resulted in a higher contribution per member. Over the last year, we increased our average revenue per subscriber, with continued growth anticipated as we replenish older members at legacy price points with new members at higher, market rates.

Wholesale members include members where we typically receive a monthly service fee to support programs offered by our marketing partners. Certain programs historically offered as retail arrangements have switched to wholesale arrangements with lower annualized price points and no commission expense.

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the marketing partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage. In 2008, we were successful in increasing the average revenue per supplemental insured due in part to our marketing efforts to increase coverage levels from our existing base of insureds and by offering higher coverage levels to new insureds which has more than offset the decline in the total number of supplemental insureds. In 2009, our customer base continues to migrate to higher insurance coverage limits. However, higher claims experience negatively affected cost of insurance resulting in a slight decrease in average revenue per supplemental insured.

The reduction in domestic package members has continued to stabilize, with the majority of the growth in the three and six months ended June 30, 2009 due to a new wholesale relationship we began last year.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table summarizes our consolidated results of operations for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Increase (Decrease)
Net revenues	$333.5	$354.3	$(20.8)

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	152.1	161.7	(9.6)
Operating costs	85.9	90.7	(4.8)
General and administrative	24.7	26.1	(1.4)
Depreciation and amortization	51.2	69.3	(18.1)

Total expenses	313.9	347.8	(33.9)

Income from operations	19.6	6.5	13.1
Interest income	0.8	0.5	0.3
Interest expense	(23.7)	(12.5)	(11.2)
Other income (expense), net	1.5	(0.2)	1.7

Loss before income taxes and non-controlling interest	(1.8)	(5.7)	3.9
Income tax expense	(1.0)	(0.4)	(0.6)

Net loss	(2.8)	(6.1)	3.3
Less: net income attributable to non-controlling interest	(0.2)	(0.1)	(0.1)

Net loss attributable to Affinion Group, Inc.	$(3.0)	$(6.2)	$3.2

Summary of Operating Results for the Three Months Ended June 30, 2009

The following is a summary of changes affecting our operating results for the three months ended June 30, 2009.

Net revenues for the three months ended June 30, 2009 were $333.5 million as compared to $354.3 million for the three months ended June 30, 2008, reflecting a decline of $20.8 million, or 5.9%. The decrease in net revenues was primarily due to declines in both North American and International products, as a higher cost of insurance and the strengthening of the U.S. dollar more than offset strong growth in other areas, particularly new retail business in International. Of the total decline from the three months ended June 30, 2008, $13.8 million, or 3.9% of the net revenue reduction is attributable to the stronger U.S. dollar, which was calculated by holding the foreign currency rates constant from the second quarter of 2008.

Segment EBITDA decreased $5.0 million, as lower net revenues were only partially offset by lower global marketing and commissions expense.

Purchase accounting adjustments made in connection with the purchase of the Cendant Marketing Services Division by the Company and its parent, Affinion Group Holdings, Inc. (“Holdings”) for approximately $1.8 billion in October 2005 (the “Transactions”) had a less significant impact on our results of operations for the three months ended June 30, 2009 as compared to June 30, 2008. These entries, which are non-cash in nature, increased net revenues by $4.9 million and income from operations by $18.3 million. The effect of purchase accounting adjustments, which are primarily related to deferred revenue, for the three months ended June 30, 2009 as compared to June 30, 2008 increased net revenues by $4.9 million, marketing and commissions expense by $2.3 million and operating costs by $0.4 million. We recorded $16.1 million less depreciation and amortization expense for the three months ended June 30, 2009 which positively affected results of operations.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Net Revenues. During the three months ended June 30, 2009, we reported net revenues of $333.5 million, a decrease of $20.8 million, or 5.9%, as compared to net revenues of $354.3 million in the comparable 2008 period. Net revenues excluding the impact of purchase accounting decreased $25.7 million, or 7.3%. International products net revenues decreased $8.0 million, Insurance and Package products net revenues decreased $12.4 million and Membership products net revenues decreased $6.9 million, while Loyalty Products increased $1.5 million. International products net revenues decreased primarily due to the impact of the stronger U.S. dollar along with lower package revenues as a result of changes in deal terms, and lower other retail products revenue, primarily from lower members. These decreases in International products were partially offset by increased revenues from businesses acquired in the fourth quarter of 2008 and growth in new retail products. Insurance and Package products decreased primarily due to higher cost of insurance primarily as a result of higher claims experience along with lower Package revenues primarily from lower annualized revenue per average Package member, partially offset by higher Package members. Net revenues of our Membership products decreased as higher net revenue from higher average revenue per retail member was more than offset by lower retail member volumes. Loyalty products net revenues increased primarily from higher fee-based revenue related to a points redemption program acquired on June 30, 2008, partially offset by decreases from contract renewal renegotiations with existing clients. Partially offsetting the $25.7 million decrease was an increase of approximately $4.9 million, or 1.4%, primarily due to an adjustment to deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment was recognized in 2005 through 2007.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $9.6 million, or 5.9%, to $152.1 million for the three months ended June 30, 2009 from $161.7 million for the three months ended June 30, 2008. Excluding the $2.3 million increase from purchase accounting, marketing and commissions expense was $11.9 million, or 7.4%, lower primarily due to the timing of program launches and the strengthening of the U.S. dollar.

Operating Costs. Operating costs decreased by $4.8 million, or 5.3%, to $85.9 million for the three months ended June 30, 2009 from $90.7 million for the three months ended June 30, 2008. Excluding the $0.4 million increase as a result of purchase accounting, operating costs were $5.2 million, or 5.7%, lower than in 2008, primarily due to the strengthening of the U.S. dollar.

General and Administrative Expense. General and administrative expense decreased by $1.4 million, or 5.4%, to $24.7 million for the three months ended June 30, 2009 from $26.1 million for the three months ended June 30, 2008, principally due to a decrease in general and administrative expenses of our International business primarily due to the impact of the stronger U.S. dollar, partially offset by higher costs related to businesses acquired in the fourth quarter of 2008.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $18.1 million for the three months ended June 30, 2009 to $51.2 million from $69.3 million for the three months ended June 30, 2008, primarily from recording higher amortization expense in 2008 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. Depreciation and amortization expense further decreased due to lower amortization of previously acquired contract rights due to their accelerated amortization.

Interest Expense. Interest expense increased by $11.2 million, or 89.6%, to $23.7 million for the three months ended June 30, 2009 from $12.5 million for the three months ended June 30, 2008, primarily due to a less favorable impact on interest rate swaps in 2009 as compared to 2008 of approximately $10.8 million along with $1.1 million of additional interest accrued on the 10 1/8% senior notes issued in June 2009, partially offset by lower net interest accrued on our revolving credit facility of approximately $0.5 million.

Other Expense. In the second quarter of 2009, the Company recorded unrealized foreign exchange gains of $1.5 million related to intercompany borrowings as compared to foreign exchange losses recorded on intercompany borrowings of $0.2 million in the second quarter of 2008.

Income Tax Expense. Income tax expense increased by $0.6 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to the increase in valuation allowance requirements attributable to foreign operations and an increase in state liabilities associated with the increased taxable income for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$172.1	$174.8	$(2.7)	$30.1	$26.9	$3.2
Insurance and package products	84.0	96.4	(12.4)	26.0	36.6	(10.6)
Loyalty products	17.3	15.7	1.6	6.2	4.9	1.3
Eliminations	(1.0)	(1.1)	0.1	—	—	—

Total North America	272.4	285.8	(13.4)	62.3	68.4	(6.1)

	Three Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(in millions)
Affinion International
International products	61.1	68.5	(7.4)	10.1	9.0	1.1

Total products	333.5	354.3	(20.8)	72.4	77.4	(5.0)
Corporate	—	—	—	(1.6)	(1.6)	—

Total	$333.5	$354.3	$(20.8)	70.8	75.8	(5.0)

Depreciation and amortization				(51.2)	(69.3)	18.1

Income from operations				$19.6	$6.5	$13.1

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues decreased by $2.7 million, or 1.5%, to $172.1 million for the three months ended June 30, 2009 as compared to $174.8 million for the three months ended June 30, 2008. Excluding the $4.2 million benefit of purchase accounting, net revenues decreased by $6.9 million, or 3.9%, as higher net revenue from higher average revenue per retail member was more than offset by the impact of lower retail member volumes.

Segment EBITDA increased by $3.2 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Excluding the $2.0 million benefit of purchase accounting, Segment EBITDA increased $1.2 million, as lower marketing and commissions of $6.2 million and lower employee-related costs of approximately $1.9 million, more than offset the lower net revenues of $6.9 million.

Insurance and Package Products. Insurance and package products reported net revenues of $84.0 million for the three months ended June 30, 2009, a decrease of $12.4 million, or 12.9%, as compared to the three months ended June 30 2008. Insurance revenue decreased approximately $10.4 million, principally due to higher cost of insurance as a result of higher claims experience. Package revenue decreased approximately $2.0 million, primarily from lower annualized revenue per average Package member which more than offset the effect of higher Package members.

Segment EBITDA decreased by $10.6 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to the lower net revenues, partially offset by lower marketing and commissions expense.

Loyalty Products. Revenues from Loyalty products increased by $1.6 million, or 10.2%, for the three months ended June 30, 2009 to $17.3 million as compared to $15.7 million for the three months ended June 30, 2008. Net revenues increased $4.1 million, from higher fee-based revenue related to a points redemption program acquired at the end of the second quarter of 2008, partially offset by a decrease of $2.4 million, primarily from contract renewal renegotiations with existing clients.

Segment EBITDA increased by $1.3 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to fee-based revenue growth, net of higher product and servicing costs.

Affinion International

International Products. International products net revenues decreased by $7.4 million, or 10.8%, to $61.1 million for the three months ended June 30, 2009 as compared to $68.5 million for the three months ended June 30, 2008. Net revenues excluding the $0.6 million benefit from purchase accounting decreased $8.0 million, or 11.7%, primarily due to the $13.8 million impact of the stronger U.S. dollar, partially offset by increased revenue of $11.4 million from growth in new retail and businesses acquired in the fourth quarter of 2008. Net revenues in our Package business decreased approximately $3.6 million primarily as a result of changes in deal terms. In addition, net revenues from other retail products declined $1.2 million, primarily due to a reduction in members.

Segment EBITDA increased by $1.1 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Increases from growth in new retail and the net effect of acquired businesses were partially offset by the net negative impact of the stronger U.S. dollar and lower package revenues.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table summarizes our consolidated results of operations for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)
Net revenues	$667.5	$693.5	$(26.0)

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	291.9	315.2	(23.3)
Operating costs	173.0	180.5	(7.5)
General and administrative	56.3	53.8	2.5
Depreciation and amortization	101.5	137.2	(35.7)

Total expenses	622.7	686.7	(64.0)

Income from operations	44.8	6.8	38.0
Interest income	1.0	1.0	—
Interest expense	(58.5)	(51.5)	(7.0)
Other expense	(6.7)	(0.2)	(6.5)

Loss before income taxes and non-controlling interest	(19.4)	(43.9)	24.5
Income tax expense	(3.5)	(5.8)	2.3

Net loss	(22.9)	(49.7)	26.8
Less: net income attributable to non-controlling interest	(0.4)	(0.3)	(0.1)

Net loss attributable to Affinion Group, Inc.	$(23.3)	$(50.0)	$26.7

Summary of Operating Results for the Six Months Ended June 30, 2009

The following is a summary of changes affecting our operating results for the six months ended June 30, 2009.

Net revenues for the six months ended June 30, 2009 were $667.5 million as compared to $693.5 million for the six months ended June 30, 2008, reflecting a decline of $26.0 million, or 3.7%. The decrease in net revenues was primarily due to declines in both North American and International products, as a higher cost of insurance and the strengthening of the U.S. dollar more than offset increases in other areas, particularly growth in new retail business in International and new businesses acquired in the fourth quarter of 2008. Included in the total decline from the six months ended June 30, 2008 is a reduction in net revenue of $29.7 million, or 4.3%, attributable to the stronger U.S. dollar, which was calculated by holding the foreign currency rates constant from the comparable 2008 periods.

Segment EBITDA increased $2.3 million, as lower global marketing and commissions expense and lower operating costs more than offset the impact of the lower net revenues and increased general and administrative expenses.

Purchase accounting adjustments made in the Transactions had a less significant impact on our results of operations for the six months ended June 30, 2009 as compared to June 30, 2008. These entries, which are non-cash in nature, increased net revenues by $10.8 million and income from operations by $37.2 million. The effect of purchase accounting adjustments, which are primarily related to deferred revenue, for the six months ended June 30, 2009 as compared to June 30, 2008 increased net revenues by $10.8 million, marketing and commissions expense by $5.0 million and operating costs by $0.9 million. We recorded $32.3 million less depreciation and amortization expense for the six months ended June 30, 2009 which positively affected results of operations.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Net Revenues. During the six months ended June 30, 2009, we reported net revenues of $667.5 million, a decrease of $26.0 million, or 3.7%, as compared to net revenues of $693.5 million in the comparable 2008 period. Net revenues excluding the impact of purchase accounting decreased $36.8 million, or 5.3%. International products net revenues decreased $15.6 million, Insurance and Package products net revenues decreased $19.3 million and Membership products net revenues decreased $5.8 million while Loyalty Products net revenues increased by $3.8 million. International products net revenues decreased primarily due to the impact of the stronger U.S. dollar along with lower package revenues as a result of changes in deal terms, and lower other retail products revenue, primarily from lower members. These decreases in International products were partially offset by increased revenues from businesses acquired in the fourth quarter of 2008 and growth in new retail products. Insurance and Package products decreased primarily due to higher cost of insurance as a result of higher claims experience along with lower Package revenues, primarily from lower annualized revenue per average Package member partially offset by higher Package members. Net revenues of our Membership products decreased as higher other revenues related to contractually obligated volume commitments along with higher net revenue from higher average revenue per retail member was more than offset by the impact of lower retail member volumes. Loyalty products net revenues increased primarily from higher fee-based revenue related to a points redemption program acquired on June 30, 2008, partially offset by decreases from contract renewal renegotiations with existing clients. Partially offsetting the $36.8 million decrease was an increase of approximately $10.8 million, or 1.6%, primarily due to an adjustment to deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment was recognized in 2005 through 2007.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $23.3 million, or 7.4%, to $291.9 million for the six months ended June 30, 2009 from $315.2 million for the six months ended June 30, 2008. Excluding the $5.0 million increase from purchase accounting, marketing and commissions expense was $28.3 million, or 9.0%, lower primarily due to the timing of program launches along with lower commission expense and the strengthening of the U.S. dollar.

Operating Costs. Operating costs decreased by $7.5 million, or 4.2%, to $173.0 million for the six months ended June 30, 2009 from $180.5 million for the six months ended June 30, 2008. Excluding the $0.9 million increase as a result of purchase accounting, operating costs were $8.4 million, or 4.7%, lower than in 2008, primarily due to the strengthening of the U.S. dollar, partially offset by higher product and servicing costs in our Loyalty business, principally the result of the increase in fee-based net revenues.

General and Administrative Expense. General and administrative expense increased by $2.5 million, or 4.6%, to $56.3 million for the six months ended June 30, 2009 from $53.8 million for the six months ended June 30, 2008, principally due to increases in our International business. Higher employee-related costs, the majority of which relates to businesses acquired in the fourth quarter of 2008 more than offset the effect of the stronger U.S. dollar.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $35.7 million for the six months ended June 30, 2009 to $101.5 million from $137.2 million for the six months ended June 30, 2008, primarily from recording higher amortization expense in 2008 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. Depreciation and amortization expense further decreased due to lower amortization of previously acquired contract rights due to their accelerated amortization.

Interest Expense. Interest expense increased by $7.0 million, or 13.6%, to $58.5 million for the six months ended June 30, 2009 from $51.5 million for the six months ended June 30, 2008, primarily due to a less favorable impact on interest rate swaps in 2009 as compared to 2008 of approximately $9.2 million along with $1.1 million of additional interest accrued on the 10 1/8% senior notes issued in June 2009, partially offset by lower net interest accrued on our term loan and revolving credit facility of approximately $2.7 million, as a result of lower interest rates.

Other Expense. In the first six months of 2009, the Company recorded unrealized foreign exchange losses of $6.7 million related to intercompany borrowings as compared to $0.2 million in the first six months of 2008.

Income Tax Expense. Income tax expense decreased by $2.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily due to the decrease in valuation allowance requirements attributable to foreign operations and a decrease in current state liabilities, partially offset by an increase in foreign tax liabilities.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$349.7	$346.6	$3.1	$66.4	$55.3	$11.1
Insurance and package products	167.6	186.8	(19.2)	55.5	69.5	(14.0)
Loyalty products	34.6	30.6	4.0	11.3	9.1	2.2
Eliminations	(2.0)	(2.1)	0.1	—	—	—

Total North America	549.9	561.9	(12.0)	133.2	133.9	(0.7)
Affinion International
International products	117.6	131.6	(14.0)	16.2	13.3	2.9

Total products	667.5	693.5	(26.0)	149.4	147.2	2.2
Corporate	—	—	—	(3.1)	(3.2)	0.1

Total	$667.5	$693.5	(26.0)	146.3	144.0	2.3

Depreciation and amortization				(101.5)	(137.2)	35.7

Income from operations				$44.8	$6.8	$38.0

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $3.1 million, or 0.9%, to $349.7 million for the six months ended June 30, 2009 as compared to $346.6 million for the six months ended June 30, 2008. Excluding the $8.9 million benefit of purchase accounting, net revenues decreased by $5.8 million, or 1.7%, as higher other revenues related to contractually obligated volume commitments along with higher net revenue from higher average revenue per retail member was more than offset by the impact of lower retail member volumes.

Segment EBITDA increased by $11.1 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Excluding the $4.3 million benefit of purchase accounting, Segment EBITDA increased $6.8 million, as lower marketing and commissions of $12.6 more than offset the effect of lower net revenues of $5.8 million.

Insurance and Package Products. Insurance and package products reported net revenues of $167.6 million for the six months ended June 30, 2009, a decrease of $19.2 million, or 10.3%, as compared to the six months ended June 30 2008. Insurance revenue decreased approximately $15.4 million, principally due to higher cost of insurance as a result of higher claims experience. Package revenue decreased approximately $3.9 million, primarily from lower annualized revenue per average Package member, partially offset by higher Package members.

Segment EBITDA decreased by $14.0 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily due to the lower net revenues, partially offset by lower marketing and commissions expense.

Loyalty Products. Revenues from Loyalty products increased by $4.0 million, or 13.1%, for the six months ended June 30, 2009 to $34.6 million as compared to $30.6 million for the six months ended June 30, 2008. Net revenues increased $7.8 million from higher fee-based revenue related to a points redemption program acquired at the end of the second quarter of 2008, partially offset by a decrease of $3.9 million, primarily from contract renewal renegotiations with existing clients.

Segment EBITDA increased by $2.2 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily due to fee-based revenue growth, net of higher product and servicing costs.

Affinion International

International Products. International products net revenues decreased by $14.0 million, or 10.6%, to $117.6 million for the six months ended June 30, 2009 as compared to $131.6 million for the six months ended June 30, 2008. Net revenues excluding the $1.6 million benefit from purchase accounting decreased $15.6 million, or 11.9%, primarily due to the $29.7 million impact of the stronger U.S. dollar, partially offset by increased revenue of $22.1 million from growth in new retail and businesses acquired in the fourth quarter of 2008. Net revenues in our Package business decreased approximately $4.5 million as a result of changes in deal terms. In addition, net revenues from other retail products declined $2.1 million, primarily due to a reduction in members.

Segment EBITDA increased by $2.9 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Increases from growth in new retail and the net effect of acquired businesses were partially offset by the net negative impact of the stronger U.S. dollar and lower net revenues in Package and other retail products.

Financial Condition, Liquidity and Capital Resources

Financial Condition – June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008	Increase (Decrease)
	(in millions)
Total assets	$1,505.6	$1,460.6	$45.0
Total liabilities	2,098.0	2,007.1	90.9
Total equity (deficit)	(592.4)	(546.5)	(45.9)

Total assets increased by $45.0 million due to (i) an increase in cash and cash equivalents of $77.3 million, primarily as a result of a debt offering completed in June 2009, partially offset by the repayment of the outstanding balance under the revolving credit facility and (ii) an increase in other non-current assets of $58.7 million, principally due to the purchase of a portion of the outstanding debt of Holdings at a cost of $44.8 million. These increases were partially offset by (i) a decrease in intangible assets of $76.7 million, principally due to amortization expense of $80.0 million (substantially all of the intangible assets were acquired as a result of the Transactions—see Notes 1 and 2 to our unaudited condensed consolidated financial statements), and (ii) a decrease in profit-sharing receivables from insurance carriers of $24.0 million due to the timing of receipts from the insurance carriers.

Total liabilities increased by $90.9 million primarily due to (i) an increase in debt of $73.6 million primarily as a result of an offering of senior notes with a face amount of $150.0 million (June 30 carrying amount net of discount of $136.7 million), partially offset by net repayments under the line of credit of $57.0 million and a mandatory prepayment of the term loan facility based on excess cash flow of $6.4 million and (ii) an increase in accounts payable and accrued expenses of $25.0 million, principally due to the impact of seasonality in the businesses acquired in the fourth quarter of 2008 and increased income tax liabilities in certain state and foreign tax jurisdictions due to changes in tax legislation or in which previously available net operating loss carryforwards have been fully utilized.

Total equity (deficit) decreased by $45.9 million, due to a net loss of $22.9 million, dividend payments to the Company’s parent of $24.1 million and a dividend payment to the non-controlling interest of a subsidiary of $0.7 million, partially offset by foreign currency translation effect of $1.8 million.

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

Cash Flows – Six Months Ended June 30, 2009 and 2008

At June 30, 2009, we had $113.6 million of cash and cash equivalents on hand, an increase of $95.2 million from $18.4 million at June 30, 2008. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Six Months Ended June 30,
	2009	2008	Change
	(in millions)
Cash provided by (used in):
Operating activities	$94.3	$56.2	$38.1
Investing activities	(62.7)	(16.5)	(46.2)
Financing activities	44.7	(35.2)	79.9
Effect of exchange rate changes	1.0	(0.3)	1.3

Net change in cash and cash equivalents	$77.3	$4.2	$73.1

Operating Activities

During the six months ended June 30, 2009, we generated $38.1 million more cash from operating activities than during the six months ended June 30, 2008. Segment EBITDA increased by $2.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 (see “Results of Operations”). In addition, the timing of settlement of receivables from and payables to related parties generated $40.1 million more cash during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 and the timing of realization of the profit-sharing receivables due from insurance carriers resulted in $32.5 million more cash during the six months ended June 30, 2009 compared to the comparable period of the prior year and, which was impacted by the seasonality of businesses acquired in the fourth quarter of 2008. The additional cash generated was partially offset by the impact of timing of settlements of accounts payable and accrued expenses which resulted in the utilization of $17.9 million more cash during the six months ended June 30, 2009 compared to the comparable period of the prior year, which reflects the impact of seasonality in the businesses acquired in the fourth quarter of 2008, and a decrease in the payment received for the assumption of a loyalty points program liability of $6.7 million.

Investing Activities

We used $46.2 million more cash in investing activities during the six months ended June 30, 2009 as compared to the same period in 2008, principally due to the purchase of held-to-maturity debt securities for $44.8 million. In addition, during the six months ended June 30, 2009 we made acquisition-related payments totaling $2.3 million and had capital expenditures of $15.6 million, compared to capital expenditures of $16.4 million during the six months ended June 30, 2008.

Financing Activities

We generated $79.9 million more cash from financing activities during the six months ended June 30, 2009 as compared to the same period in 2008. During the six months ended June 30, 2009, we issued $150.0 million face amount of 10 1/8 % senior notes for proceeds net of discount of $136.5 million and incurred financing costs of $3.4 million. We also utilized $57.0 million to fully pay down our revolving credit facility and had principal payments of $6.6 million on our long-term debt during the six months ended June 30, 2009. During the six months ended June 30, 2008, we paid down $14.5 million on our line of credit and $0.1 million on our long-term debt. In addition, we paid dividends to Holdings, our parent company, during the six months ended June 30, 2009 and 2008 of $24.1 million and $20.6 million, respectively.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt. As of June 30, 2009, we had approximately $1.4 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $205.0 million in principal prepayments that we made through June 30, 2009) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At June 30, 2009, we had $304.0 million ($302.8 million net of premiums and discounts) outstanding under the senior notes issued in 2005, $648.6 million outstanding under the term loan facility, $355.5 million ($352.2 million net of discounts) outstanding under the senior subordinated notes and $150.0 million ($136.7 million net of discounts) outstanding under the senior notes issued in 2009. At June 30, 2009 there were no outstanding borrowings under the revolving credit facility and the Company had $98.3 million available under the revolving credit facility after giving effect to the issuance of $1.7 million of letters of credit.

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

On October 17, 2005, we issued $270.0 million aggregate principal amount of senior notes and applied the gross proceeds of $266.4 million to finance a portion of the Transactions. On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of senior notes and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under our bridge loan facility. The interest on our senior notes is payable semi-annually. We may redeem some or all of the senior notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the indenture governing the senior notes. The senior notes are unsecured obligations. The senior notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility, our senior subordinated notes and our 2009 senior notes (as defined below). The senior notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

Our senior subordinated bridge loan facility has since been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006 we issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the agreement governing the senior subordinated notes. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility, our senior notes and our 2009 senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

On June 5, 2009, we issued $150.0 million aggregate principal amount of 10 1/8% senior notes due October 15, 2013 (the “2009 senior notes”) for net proceeds of $136.5 million in a private placement transaction. The interest on our 2009 senior notes is payable semi-annually on April 15 and October 15 of each year. We may redeem some or all of the 2009 senior notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the agreement governing the 2009 senior notes. The 2009 senior notes are unsecured obligations. The 2009 senior notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility, our senior notes and our senior subordinated notes. The 2009 senior notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Although the terms and covenants of the 2009 senior notes are substantially identical to those of the senior notes, the 2009 senior notes are not additional securities under the indenture governing the senior notes, were issued under a separate indenture, do not vote as a single class with the senior notes and do not necessarily trade with the senior notes.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our senior notes, our senior subordinated notes and our 2009 senior notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.75 to 1.0 at June 30, 2009. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.00 to 1.0 at June 30, 2009. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing the senior notes, the senior subordinated notes and the 2009 senior notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our credit facility, and the indentures governing our senior notes, our senior subordinated notes and our 2009 senior notes. Under our indentures governing the senior notes, the senior subordinated notes and the 2009 senior notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, since the Transactions, our cash flow has allowed us to make nine voluntary principal prepayments of the term loan through June 30, 2009 aggregating $205.0 million, in addition to the $6.4 million annual repayment required based on excess cash flow through December 31, 2008.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended June 30, 2009 to Adjusted EBITDA.

Twelve Months Ended June 30, 2009(a)
(in millions)
Net cash provided by operating activities	$141.2
Interest expense, net	148.2
Income tax expense	5.2
Amortization of favorable and unfavorable contracts	2.6
Amortization of debt discount and financing costs	(6.2)
Unrealized loss on interest rate swaps	(25.1)
Deferred income taxes	4.6
Payment received for assumption of loyalty points program liability	(0.7)
Changes in assets and liabilities	40.7
Effect of the Transactions, reorganizations, certain legal costs and net cost savings(b)	(2.0)
Other, net(c)	4.4

Adjusted EBITDA(d)	$312.9

(a)	Represents consolidated financial data for the year ended December 31, 2008, minus consolidated financial data for the six months ended June 30, 2008, plus consolidated financial data for the six months ended June 30, 2009.

(b)	Eliminates the effect of the Transactions, prior business reorganizations, non-recurring revenue and gains, legal expenses for certain legal matters and certain severance costs.

(c)	Eliminates net changes in other reserves, foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, consulting fees paid to Apollo and other non-recurring costs related to acquisitions.

(d)	Adjusted EBITDA does not give pro forma effect to our acquisition of a travel business from RCI Europe and our acquisition of Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business that were completed in the fourth quarter of 2008. However, we do make such accretive pro forma adjustment as if such acquisitions had occurred on July 1, 2008 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes, senior subordinated notes and 2009 senior notes.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended June 30, 2009 to Adjusted EBITDA as required by our senior secured credit facility agreement and the indentures governing our senior notes, our senior subordinated notes and our 2009 senior notes.

Twelve Months Ended June 30, 2009 (a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(62.0)
Interest expense, net	148.2
Income tax expense	5.2
Non-controlling interest	0.8
Other income, net	(9.8)
Depreciation and amortization	224.5
Effect of the Transactions, reorganizations and non-recurring revenues and gains(b)	(4.9)
Certain legal costs (c)	(1.6)
Net cost savings (d)	4.5
Other, net (e)	8.0

Adjusted EBITDA (f)	$312.9

Interest coverage ratio (g)	2.75
Consolidated leverage ratio (h)	4.33
Fixed charge coverage ratio (i)	2.65

(a)	Represents consolidated financial data for the year ended December 31, 2008, minus consolidated financial data for the six months ended June 30, 2008, plus consolidated financial data for the six months ended June 30, 2009.

(b)	Effect of the Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Transactions.

(c)	Certain legal costs—represents legal costs, net of reimbursements, for certain litigation matters.

(d)	Net cost savings—represents the elimination of severance costs incurred.

(e)	Other, net—represents: (i) net changes in other reserves, (ii) the elimination of stock-based compensation expense, (iii) the elimination of foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, (iv) consulting fees paid to Apollo, and (v) other non-recurring costs related to acquisitions.

(f)	Adjusted EBITDA does not give pro forma effect to our acquisition of a travel business from RCI Europe and our acquisition of Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business that were completed in the fourth quarter of 2008. However, we do make such accretive pro forma adjustment as if such acquisitions had occurred on July 1, 2008 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes, senior subordinated notes and 2009 senior notes.

(g)	The interest coverage ratio is defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.75 to 1.0 at June 30, 2009.

(h)	The consolidated leverage ratio is defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.00 to 1.0 at June 30, 2009.

(i)	The fixed charge coverage ratio is defined in the indentures governing the senior notes, the senior subordinated notes and the 2009 senior notes. (Consolidated Cash Flows, as defined, which is equivalent to Adjusted EBITDA (as defined in the Affinion Credit Facility), to fixed charges, as defined).

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

        On January 31, 2007, our parent, Affinion Group Holdings, Inc. (“Holdings”), entered into a five-year senior unsecured term loan facility (the “Holdings Loan Agreement”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), Bank of America, N.A., and certain other banks as the initial lenders, with Deutsche Bank Securities Inc. and Banc of America Securities LLC (“BAS”) as the joint lead arrangers and book-running managers, Deutsche Bank as administrative agent, and BAS as syndication agent. The principal amount of the Holdings Loan Agreement is $350.0 million. As of June 30, 2009, loans under the Holdings Loan Agreement accrue cash interest at the rate of six month LIBOR plus 6.75%, but the interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by adding such interest to the principal amount of the loans. Holdings has the independent ability to pay such non-cash payment in kind interest in lieu of cash interest. Interest is payable semi-annually on March 1 and September 1. Holdings has made a payment-in-kind election for the interest period ending September 1, 2009, so the cash required to service its debt in 2009, net of the impact of the three interest rate swaps entered into by Holdings discussed below, is approximately $17.2 million. In addition, the Holdings preferred stock entitles its holders to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings depends on our cash flows to pay its cash debt service and to pay cash dividends, if any, on its preferred stock.

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

As described above, we expect that Holdings will rely on distributions from us in order to pay cash amounts due, if any, in respect of the Holdings Loan Agreement and to pay cash dividends, if any, on its preferred stock. However, our ability to make distributions to Holdings is restricted by covenants contained in our senior secured credit facility and the indentures governing our 10 1/8% senior notes, our 2009 10 1/8% senior notes and our 11 1/2% senior subordinated notes and by Delaware law. To the extent we make distributions to Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our credit facility, our 10 1/8% senior notes, our 2009 10 1/8% senior notes and our 11 1/2% senior subordinated notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our credit facility, our 10 1/8% senior notes, our 2009 10 1/8% senior notes and our 11 1/2% senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

Debt Repurchases

During the first quarter of 2009, we purchased $2.6 million of Holdings’ indebtedness under the Holdings Loan Agreement for $1.2 million and made a payment-in-kind dividend to Holdings. During the second quarter of 2009, utilizing cash on hand and available funds under the Affinion Credit Facility (the balance of which was paid down prior to June 30, 2009), we purchased $64.0 million face amount of Holdings’ outstanding indebtedness under the Holdings Loan Agreement from an affiliate of Apollo for $44.8 million, which we continue to hold. This purchase was effected through a newly-formed non-guarantor subsidiary, Affinion Investments, LLC. We or our affiliates may, from time to time, purchase any of our or additional portions of Holdings’ indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

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

Interest Rate Swaps

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap is $150.0 million at June 30, 2009 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. In January 2008, the Company entered into a second interest rate swap effective February 21, 2008, which interest rate swap terminates February 21, 2011.

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

The interest rate swaps are recorded at fair value either as non-current assets or long-term liabilities. The swaps are not designated as hedging instruments and therefore the changes in the fair value of the interest rate swaps are recognized currently in earnings in the accompanying unaudited consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2009 (dollars are in millions unless otherwise indicated):

	2009	2010	2011	2012	2013	2014 and Thereafter	Total	Fair Value At June 30, 2009
Fixed rate debt	$0.1	$0.1	$0.1	$0.2	$454.1	$355.5	$810.1	$724.5
Average interest rate	11.41%	11.41%	11.41%	11.41%	11.41%	11.41%
Variable rate debt	$—	$—	$—	$648.6	$—	$—	$648.6	$648.6
Average interest rate (a)	2.81%	2.81%	2.81%	2.81%	—	—
Variable to fixed-interest rate swaps (b)								$17.2
Average pay rate	3.34%	3.02%	2.99%	2.99%
Average receive rate	0.77%	1.62%	2.85%	3.69%

(a)	Average interest rate is based on rates in effect at June 30, 2009.

(b)	The fair value of the interest rate swaps is included in other long-term liabilities at June 30, 2009.

We do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2009, approximately $71.8 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

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

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There have been no material changes with respect to the Company’s risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008 except as described below.

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

Likewise, in the U.K. and the European Union, our marketing operations are subject to regulation, including data protection legislation restricting the use and transmission of customers’ personal information, regulation of unsolicited marketing using electronic communications and financial services regulation of insurance intermediaries. In particular, in the U.K., the sale of our insurance products is regulated by the Financial Services Authority.

Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. Any changes to such regulations could materially increase our compliance costs. The risk of our noncompliance with any rules and regulations enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us or our management to fines or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and services and reduce our revenues and profitability. Certain types of noncompliance may also result in giving our marketing partners the right to terminate certain of our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing. In addition, consumer complaints with respect to our industry have resulted and may result in state and federal regulatory and other investigations. For example, on May 27, 2009, the U.S. Senate Committee on Commerce, Science, and Transportation (the “Committee”) initiated an investigation into two of our competitors, Vertrue Inc. and Webloyalty.com, Inc., in connection with their e-commerce marketing practices. On July 10, 2009, the Committee expanded the scope of its investigation to include Affinion and requested us to provide certain information about our online marketing practices. Over the past several years, there has also been proposed legislation in several states that may interfere with our marketing practices. For example, over the past several years many states have proposed legislation that would allow customers to limit the amount of unsolicited direct mail they receive. To date, we are not aware of any state that has actually passed legislation that would create a “Do-Not-Mail” registry or which would otherwise allow customers to restrict the amount of unsolicited direct mail that they receive. We believe there are four states that are currently considering some form of “Do-Not-Mail” legislation. If such legislation is passed in one or more states, it could impede our ability to market our programs and services and reduce our revenues and profitability.

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

AFFINION GROUP, INC.

Date: July 31, 2009	By:	/s/ Todd H. Siegel
Todd H. Siegel
Executive Vice President and Chief Financial Officer

S-1