Form 10-Q
period 2009-09-30
Affinion Group, Inc.
filed 2009-11-02
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

              Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 29, 2009 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In millions, except share amounts)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$123.2	$36.3
Restricted cash	35.6	35.6
Receivables (net of allowance for doubtful accounts of $0.6 and $0.8, respectively)	99.1	77.6
Receivables from related parties	9.9	15.6
Profit-sharing receivables from insurance carriers	88.1	98.3
Prepaid commissions	65.1	62.0
Other current assets	51.3	43.0

Total current assets	472.3	368.4
Property and equipment, net	101.5	91.2
Contract rights and list fees, net	36.0	40.7
Goodwill	308.9	307.5
Other intangibles, net	489.4	604.4
Receivables from related parties	2.5	5.3
Other non-current assets	123.1	43.1

Total assets	$1,533.7	$1,460.6

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$0.3	$6.7
Accounts payable and accrued expenses	337.2	268.2
Payables to related parties	14.4	10.0
Deferred revenue	211.6	231.3

Total current liabilities	563.5	516.2
Long-term debt	1,442.2	1,360.6
Deferred income taxes	25.1	20.5
Deferred revenue	31.4	35.4
Other long-term liabilities	71.7	74.4

Total liabilities	2,133.9	2,007.1

Commitments and contingencies (Note 6)
Deficit
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	285.5	311.7
Accumulated deficit	(894.8)	(855.2)
Accumulated other comprehensive income	8.1	(3.7)

Total Affinion Group, Inc. deficit	(601.2)	(547.2)
Non-controlling interest in subsidiary	1.0	0.7

Total deficit	(600.2)	(546.5)

Total liabilities and deficit	$1,533.7	$1,460.6

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net revenues	$361.1	$364.8	$1,028.6	$1,058.3

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	161.0	160.1	452.9	475.3
Operating costs	88.2	96.7	261.2	277.2
General and administrative	29.2	24.1	85.5	77.9
Depreciation and amortization	51.7	68.4	153.2	205.6

Total expenses	330.1	349.3	952.8	1,036.0

Income from operations	31.0	15.5	75.8	22.3
Interest income	3.5	0.4	4.5	1.4
Interest expense	(39.3)	(35.6)	(97.8)	(87.1)
Other income (expense), net	(4.8)	2.8	(11.5)	2.6

Loss before income taxes and minority interests	(9.6)	(16.9)	(29.0)	(60.8)
Income tax expense	(6.4)	(3.1)	(9.9)	(8.9)

Net loss	(16.0)	(20.0)	(38.9)	(69.7)
Less: net income attributable to non-controlling interest	(0.3)	(0.3)	(0.7)	(0.6)

Net loss attributable to Affinion Group, Inc.	$(16.3)	$(20.3)	$(39.6)	$(70.3)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(in millions)

	Affinion Group, Inc. Equity			Non-Controlling Interest	Total Equity (Deficit)
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2009	$311.7	$(855.2)	$(3.7)	$0.7	$(546.5)
Comprehensive loss
Net income (loss)		(39.6)		0.7	(38.9)
Currency translation adjustment			11.8	0.3	12.1

Total comprehensive loss					(26.8)
Dividend paid to non-controlling interest				(0.7)	(0.7)
Return of capital	(26.2)				(26.2)

Balance, September 30, 2009	$285.5	$(894.8)	$8.1	$1.0	$(600.2)

	Affinion Group, Inc. Equity
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity (Deficit)
Balance, January 1, 2008	$348.7	$(766.5)	$12.3	$0.6	$(404.9)
Comprehensive loss
Net income (loss)		(70.3)		0.6	(69.7)
Currency translation adjustment			(2.8)	(0.2)	(3.0)

Total comprehensive loss					(72.7)
Dividend paid to non-controlling interest				(0.4)	(0.4)
Return of capital	(37.0)				(37.0)

Balance, September 30, 2008	$311.7	$(836.8)	$9.5	$0.6	$(515.0)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In millions)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Operating Activities
Net loss	$(38.9)	$(69.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153.2	205.6
Amortization of favorable and unfavorable contracts	(1.7)	(2.3)
Amortization of debt discount and financing costs	5.7	4.4
Unrealized loss (gain) on interest rate swaps	2.2	(8.1)
Unrealized foreign currency transaction loss	11.6	—
Stock-based compensation	3.8	2.3
Interest accretion on held-to-maturity debt securities	(2.3)	—
Deferred income taxes	(6.8)	3.8
Payment received for assumption of loyalty points program liability	6.7	7.4
Net change in assets and liabilities:
Restricted cash	0.7	0.6
Receivables	(18.9)	(2.2)
Receivables from and payables to related parties	1.3	(22.5)
Profit-sharing receivables from insurance carriers	10.4	(24.4)
Prepaid commissions	(2.3)	3.5
Other current assets	(3.1)	(2.2)
Contract rights and list fees	(1.7)	(0.1)
Other non-current assets	(16.7)	(1.6)
Accounts payable and accrued expenses	36.3	31.1
Deferred revenue	(27.4)	(9.9)
Income taxes receivable and payable	12.7	(1.5)
Other long-term liabilities	(4.8)	(4.4)
Other, net	(1.1)	(1.4)

Net cash provided by operating activities	118.9	108.4

Investing Activities
Capital expenditures	(28.2)	(25.6)
Restricted cash	0.2	(1.1)
Purchase of held-to-maturity debt securities of Affinion Group Holdings, Inc.	(44.8)	—
Acquisition-related payments, net of cash acquired	(2.3)	—

Net cash used in investing activities	(75.1)	(26.7)

Financing Activities
Proceeds from issuance of senior notes	136.5	—
Deferred financing costs	(4.3)	—
Repayments under line of credit, net	(57.0)	(38.5)
Principal payments on borrowings	(6.7)	(0.2)
Dividends paid to parent company	(26.2)	(37.0)
Distribution to non-controlling interest of a subsidiary	(0.7)	(0.4)

Net cash provided by (used in) financing activities	41.6	(76.1)

Effect of changes in exchange rates on cash and cash equivalents	1.5	(1.5)

Net increase in cash and cash equivalents	86.9	4.1
Cash and cash equivalents, beginning of period	36.3	14.2

Cash and cash equivalents, end of period	$123.2	$18.3

Supplemental Disclosure of Cash Flow Information:
Interest payments	$65.2	$69.5

Income tax payments	$3.7	$6.6

Non-cash investing and financing activities:
Accrued capital expenditures	$5.8	$0.6

Accrued deferred financing costs	$0.4	$—

Capital leases	$0.7	$0.7

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, included in the Company’s Prospectus dated August 31, 2009, which forms part of the Company’s Registration Statement on Form S-4 (File number 333-160594), as amended (the “Form S-4”) which Form S-4 was declared effective by the SEC on August 31, 2009. The audited consolidated financial statements contained in the Form S-4 differ from those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in that they have been retrospectively adjusted to reflect the Company’s adoption of FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” now contained in Codification Topic 810.

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

Recently Issued Accounting Pronouncements

On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 166, “Accounting for Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”), now contained in Codification Topic 860. SFAS No. 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company’s adoption of SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

On June 12, 2009, the FASB issued FASB Statement No. 167, “Amendment of FASB Interpretation No. 46(R)” (“SFAS No. 167”), now contained in Codification Topic 810. SFAS No. 167 amends the consolidation guidance applicable to variable interest entities (VIEs). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company’s adoption of SFAS No. 167 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (“SFAS No. 141R”), now contained in Codification Topic 805, which replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition or purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and to deferred taxes related to business combinations for which the acquisition date was prior to the adoption of SFAS No. 141R.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), now contained in Codification Topic 815. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 for the interim period ended March 31, 2009. The Company’s adoption of SFAS No. 161 had no impact on its consolidated financial position, results of operations and cash flows.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”), now contained in Codification Topic 825. FSP No. 107-1 and APB 28-1 requires every publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP No. 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP No. FAS 107-1 and APB 28-1 for the interim period ended June 30, 2009. The Company’s adoption of FSP FAS 107-1 and APB 28-1 had no impact on its consolidated financial position, results of operations and cash flows.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”), now contained in Codification Topic 855, which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or available to be issued.” SFAS No. 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 for the interim period ended June 30, 2009. The Company’s adoption of SFAS No. 165 had no impact on the Company’s consolidated financial position, results of operations and cash flows. Management’s evaluation of subsequent events was performed through October 29, 2009, the date the financial statements were issued.

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), now contained in Codification Topic 105. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”). In addition, SFAS No. 168 established the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative generally accepted accounting principles in the United States. The previously existing GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance (levels A through D), including original pronouncements of the FASB, Emerging Issues Task Force abstracts and other accounting literature. The Codification eliminates this hierarchy and replaced the previously existing GAAP (other than rules and interpretive releases of the SEC) with two levels of literature: authoritative and nonauthoritative.

2.	INTANGIBLE ASSETS

Intangible assets consisted of:

	September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$809.1	$(585.9)	$223.2
Affinity relationships	583.8	(350.9)	232.9
Proprietary databases and systems	56.0	(54.0)	2.0
Trademarks and tradenames	25.9	(7.1)	18.8
Patents and technology	25.0	(13.3)	11.7
Covenants not to compete	1.2	(0.4)	0.8

	$1,501.0	$(1,011.6)	$489.4

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$806.7	$(509.7)	$297.0
Affinity relationships	576.7	(306.2)	270.5
Proprietary databases and systems	55.9	(53.2)	2.7
Trademarks and tradenames	25.5	(5.7)	19.8
Patents and technology	25.0	(11.6)	13.4
Covenants not to compete	1.2	(0.2)	1.0

	$1,491.0	$(886.6)	$604.4

Substantially all of the change in the Company’s carrying amount of goodwill in fiscal 2009 is due to changes in foreign currency exchange rates.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Member relationships	$25.3	$32.4	$75.6	$96.2
Affinity relationships	13.7	16.8	40.7	50.7
Proprietary databases and systems	0.3	4.6	0.8	13.6
Trademarks and tradenames	0.4	0.5	1.3	1.6
Patents and technology	0.5	0.6	1.7	1.8
Covenants not to compete	0.1	0.1	0.2	0.2

	$40.3	$55.0	$120.3	$164.1

Based on the Company’s amortizable intangible assets as of September 30, 2009, the Company expects the related amortization expense for fiscal 2009 and the four succeeding fiscal years to be $155.4 million in 2009, $129.8 million in 2010, $111.1 million in 2011, $89.8 million in 2012 and $41.5 million in 2013.

Goodwill attributed to each of the Company’s reporting segments is as follows:

	September 30, 2009	December 31, 2008
Membership products	$231.1	$231.1
Insurance and package products	58.3	58.3
International products	19.5	18.1

	$308.9	$307.5

The change in the Company’s carrying amount of goodwill in fiscal 2009 is due to changes in foreign currency exchange rates.

3.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$60.6	$(39.9)	$20.7	$55.4	$(28.3)	$27.1
List fees	23.9	(8.6)	15.3	19.5	(5.9)	13.6

	$84.5	$(48.5)	$36.0	$74.9	$(34.2)	$40.7

Amortization expense for the three and nine months ended September 30, 2009 was $4.1 million and $11.4 million, respectively, of which $0.9 million and $2.6 million, respectively, is included in marketing expense and $3.2 million and $8.8 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense for the three and nine months ended September 30, 2008 was $5.0 million and $15.4 million, respectively, of which $0.6 million and $1.8 million, respectively, is included in marketing expense and $4.4 million and $13.6 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Based on the Company’s contract rights and list fees as of September 30, 2009, the Company expects the related amortization expense for fiscal 2009 and the four succeeding fiscal years to be approximately $15.6 million in 2009, $12.8 million in 2010, $10.3 million in 2011, $2.7 million in 2012 and $2.2 million in 2013.

4.	LONG-TERM DEBT

Long-term debt consisted of:

	September 30, 2009	December 31, 2008
Term loan due 2012	$648.6	$655.0
Revolving credit facility	—	57.0
10 1/8% senior notes due 2013, net of unamortized discount of $1.2 and $1.4, respectively, with an effective interest rate of 10.285%	302.8	302.6
10 1/8% senior notes due 2013, net of unamortized discount of $12.5, with an effective interest rate of 12.877%	137.5	—
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $3.2 and $3.6, respectively, with an effective interest rate of 11.75%	352.3	351.9
Capital lease obligations	1.3	0.8

Total debt	1,442.5	1,367.3
Less: current portion of long-term debt	(0.3)	(6.7)

Long-term debt	$1,442.2	$1,360.6

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities.

The Affinion Credit Facility is secured by all of the Company’s outstanding stock held by Affinion Holdings and by substantially all of the assets of the Company, subject to certain exceptions. Through September 30, 2009, the Company had made nine voluntary principal prepayments of the term loan aggregating $205.0 million, in addition to the $6.4 million repayment made in the first quarter of 2009 based on excess cash flow through December 31, 2008 and, therefore, all of the Company’s mandatory repayment obligations have been satisfied, other than future required annual payments, if any, based on excess cash flow, as set forth in the agreement governing the Affinion Credit Facility. The Affinion Credit Facility permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. As of September 30, 2009, there were no borrowings under the revolving credit facility. As of December 31, 2008, borrowings outstanding under the revolving credit facility were $57.0 million. As of September 30, 2009, the Company had $98.3 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $1.7 million of letters of credit.

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

On September 13, 2006, the Company completed a registered exchange offer and exchanged all of the then-outstanding 10 1/8% Senior Notes due 2013 and all of the then-outstanding 11 1/2 % Senior Subordinated Notes due 2015 into a like principal amount of 10 1/ 8% Senior Notes due 2013 and 11 1/2% Senior Subordinated Notes due 2015, respectively, that have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

On June 5, 2009, the Company issued senior notes (“2009 Senior Notes”), with a face value of $150.0 million, for net proceeds of $136.5 million. The 2009 Senior Notes bear interest at 10 1/8 % per annum, payable semi-annually on April 15 and October 15 of each year. The 2009 Senior Notes mature on October 15, 2013. The Company may redeem all or part of the 2009 Senior Notes at any time on or after October 15, 2009 at redemption prices (generally at a premium) set forth in the indenture governing the 2009 Senior Notes. The 2009 Senior Notes are senior unsecured obligations and rank equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. The 2009 Senior Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility, the Senior Notes and the Senior Subordinated Notes as discussed in Note 11 – Guarantor/Non-Guarantor Supplemental Financial Information. Although the terms and covenants of the 2009 Senior Notes are substantially identical to those of the Senior Notes, the 2009 Senior Notes are not additional securities under the indenture governing the Senior Notes, were issued under a separate indenture, do not vote as a single class with the Senior Notes and do not necessarily trade with the Senior Notes.

On October 1, 2009, the Company completed a registered exchange offer and exchanged all of the then-outstanding 2009 Senior Notes into a like principal amount of 2009 Senior Notes that have been registered under the Securities Act.

The Affinion Credit Facility, the Senior Notes, the Senior Subordinated Notes and the 2009 Senior Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid can not exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the nine months ended September 30, 2009, the Company paid cash dividends and an in-kind dividend in the form of Affinion Holdings debt to its parent company, Affinion Holdings, of $25.1 million and $1.1 million, respectively.

As of September 30, 2009, the Company believes it is in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures that govern the Senior Notes, the Senior Subordinated Notes and the 2009 Senior Notes.

5.	INCOME TAXES

The Company’s effective income tax rate for the three and nine months ended September 30, 2009 was (66.3)% and (34.0)%, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, deferred tax liabilities associated with indefinite-lived intangibles and valuation allowances required with respect to the increase in certain net deferred tax assets.

The Company’s effective income tax rate for the three and nine months ended September 30, 2008 was (18.6)% and (14.7)%, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to the effects of certain state income taxes, foreign taxes, deferred tax liabilities associated with indefinite-lived intangibles and valuation allowances required with respect to the increase in certain net deferred tax assets.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), now contained in Codification Topic 740, as of January 1, 2007. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. In accordance with FIN 48, the Company recognized $0.3 million of interest related to uncertain tax positions through the current period. The interest has been included in income tax expense for the current period.

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

Other Contingencies

On May 27, 2009, the U.S. Senate Committee on Commerce, Science, and Transportation (the “Committee”) initiated an investigation into two of the Company’s competitors, Vertrue Inc. and Webloyalty.com, Inc., in connection with their e-commerce marketing practices, including those relating to consumers’ account number acquisition. On July 10, 2009, the Committee expanded the scope of its investigation to include the Company and requested the Company to provide certain information about the Company’s domestic online marketing practices, including those relating to the acquisition of consumers’ credit or debit card account numbers automatically from the Company’s partners when a consumer enrolls in one of the Company’s programs immediately after making a purchase through one of the Company’s partners’ web sites. For the twelve months ended December 31, 2008, the business methods that are subject to this investigation using such credit or debit account number acquisition methods generated less than 5% of our total consolidated net revenues. Although the Company cannot currently predict the outcome of this investigation or what impact, if any, it may have on our online marketing business, it is in the process of responding to the information requests made by the Committee. We believe that it is likely that there will be a hearing before the Committee by the end of this year.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of September 30, 2009, the Company has provided guarantees for surety bonds totaling approximately $11.2 million and has issued letters of credit totaling $1.8 million.

7.	STOCK-BASED COMPENSATION

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the Board of Directors (the “Board”) of Affinion Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings’ common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Options granted under the 2005 Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 4.3 million shares of Affinion Holdings’ common stock under the 2005 Plan over a ten year period. On January 30, 2007, the Board adopted an amendment to the 2005 Plan to formally document the aggregate increase of 0.2 million shares previously authorized during 2006 and further increase the number of shares of common stock issuable under the 2005 Plan by 0.4 million to an aggregate of 4.9 million shares. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below.

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of September 30, 2009, there were 8.2 million shares available under the 2007 Plan for future grants.

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

Stock Options

During the three and nine months ended September 30, 2009, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the three and nine months ended September 30, 2009, 0.2 million and 0.9 million stock options, respectively, were granted to employees from the 2007 Plan with an exercise price of $15.25, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. During the nine months ended September 30, 2008, 0.2 million stock options were granted to employees from the 2007 Plan with an exercise price of $13.02, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. There were no stock options granted to employees from the 2007 Plan during the three months ended September 30, 2008. The stock options granted to employees from the 2007 Plan had the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the nine months ended September 30, 2009, 0.1 million stock options were granted to members of the Board of Directors from the 2007 Plan with an exercise price of $15.25, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. These options fully vest on the date of grant and have an option term of 10 years. There were no stock options granted to members of the Board of Directors from the 2007 Plan during the three months ended September 30, 2009. During the three and nine months ended September 30, 2008, there were no stock options granted to members of the Board of Directors from the 2007 Plan.

The fair value of each option award from the 2007 Plan during the three and nine months ended September 30, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

Expected volatility	66%
Expected life (in years)	6.25
Risk-free interest rate	2.24%
Dividend yield	—%

A summary of option activity for the nine months ended September 30, 2009 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2009	2,041	1,003	1,003	318	779
Granted	—	—	—	—	710
Exercised	—	—	—	—	—
Forfeited or expired	(134)	(88)	(88)	—	(23)

Outstanding options at March 31, 2009	1,907	915	915	318	1,466
Granted	—	—	—	108	—
Exercised	—	—	—	—	—
Forfeited or expired	(81)	(7)	(7)	—	(18)

Outstanding options at June 30, 2009	1,826	908	908	426	1,448
Granted	—	—	—	—	194
Exercised	—	—	—	—	—
Forfeited or expired	(9)	(1)	(1)	—	(7)

Outstanding options at September 30, 2009	1,817	907	907	426	1,635

Vested or expected to vest at September 30, 2009	1,817	907	907	426	1,635

Exercisable options at September 30, 2009	1,117	—	—	426	184

Weighted average remaining contractual term (in years)	6.3	6.3	6.3	7.7	8.9
Weighted average grant date fair value per option granted in 2009	$—	$—	$—	$9.44	$9.44

Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2009 totaled $1.1 million and $3.8 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2008 totaled $0.7 million and $2.1 million, respectively. As of September 30, 2009, there was $14.1 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.5 years.

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

A summary of restricted stock activity for the three and nine months ended September 30, 2009 is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2009	63	$9.52
Granted	—
Vested	—
Forfeited	(21)

Outstanding restricted unvested awards at March 31, 2009	42	$9.52
Granted	—
Vested	—
Forfeited	—

Outstanding restricted unvested awards at June 30, 2009	42	$9.52
Granted	—
Vested	—
Forfeited	—

Outstanding restricted unvested awards at September 30, 2009	42	$9.52

Weighted average remaining contractual term (in years)	0.7

Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and nine months ended September 30, 2009 was less than $0.1 million and a benefit of less than $0.1 million, respectively. Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and nine months ended September 30, 2008 was less than $0.1 million and $0.2 million, respectively. As of September 30, 2009, there was $0.1 million of unrecognized compensation cost related to the remaining vesting period of restricted stock granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.3 years.

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

The Company entered into agreements pursuant to which the Company continues to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The revenue earned for such services was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2009, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2008, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. The Company incurred expenses of $0.2 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

New marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs or (3) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $0.9 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, and $1.1 million and $2.9 million for the three and nine months ended September 30, 2008, respectively, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company continues to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $2.0 million and $6.0 million for the three and nine months ended September 30, 2009, respectively, and $2.3 million and $9.0 million for the three and nine months ended September 30, 2008, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of TLS. Pursuant to the loyalty agreements, TLS has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that TLS (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which TLS was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

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

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe, a subsidiary of Cendant, as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI Europe had a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International indemnified RCI Europe in the event its profit margin under this arrangement fell below 1.31%. Under the terms of the agreement, RCI Europe elected to terminate the agreement for convenience. As such, the agreement terminated on October 31, 2008. The expense for such services was expense of $2.0 million and $2.8 million for the three and nine months ended September 30, 2008, respectively, and is included in operating costs in the accompanying unaudited condensed consolidated statements of operations.

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

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.3 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2008, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amounts expensed related to this consulting agreement were $0.5 million for the three months ended September 30, 2009 and 2008 and $1.5 million for the nine months ended September 30, 2009 and 2008 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.3 million and $0.9 million for the three and nine months ended September 30, 2009, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2008, respectively, and are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.

On June 11, 2009, the Company utilized cash on hand and available funds under its revolving credit facility to purchase $64.0 million face amount of Affinion Holdings’ outstanding debt from an affiliate of Apollo for $44.8 million. These debt securities are classified as held-to-maturity debt securities and are included in other non-current assets on the September 30, 2009 balance sheet at their amortized cost of $48.5 million. As a result of Affinion Holdings’ election to pay interest by adding such interest to the principal amount of the debt for the interest period ended September 1, 2009, the Company increased the carrying amount of the debt securities by $1.3 million. The borrowing under the revolving credit facility was paid down prior to June 30, 2009.

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

All three interest rate swaps are recorded at fair value, either as non-current assets or non-current liabilities. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2009, the Company recorded interest expense of $9.2 million and $12.0 million, respectively, related to the interest rate swaps.

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

The fair values of certain financial instruments as of September 30, 2009 are shown in the table below:

	Fair Value Measurements at September 30, 2009
	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in other long-term liabilities)	(22.2)	—	(22.2)	—

The fair value of the trading securities and publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, approximates its face amount due to the variable interest rate which fluctuates with the market. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions. The counterparty to the swaps entered into in 2005 and 2008 had a long-term rating of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings as of October 14, 2009. The counterparty to the swap entered into in 2009 had a long-term rating of Aa3 by Moody’s and A+ by Standard & Poor’s and Fitch Ratings as of October 14, 2009. The Company does not expect any losses from non-performance by these counterparties.

10.	SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon revenue and “Segment EBITDA,” which is defined as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four operating segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. In accordance with Codification Topic 280, general corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four operating segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reporting segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form S-4.

Net Revenues
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Affinion North America
Membership products	$184.8	$183.1	$534.5	$529.7
Insurance and package products	89.7	95.1	257.3	281.9
Loyalty products	19.6	21.0	54.2	51.6
Eliminations	(0.8)	(1.1)	(2.8)	(3.2)

Total North America	293.3	298.1	843.2	860.0
Affinion International products	67.8	66.7	185.4	198.3

	$361.1	$364.8	$1,028.6	$1,058.3

Segment EBITDA
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Affinion North America
Membership products	$38.3	$38.3	$104.7	$93.6
Insurance and package products	27.0	30.3	82.5	99.8
Loyalty products	6.8	6.2	18.1	15.3

Total North America	72.1	74.8	205.3	208.7
Affinion International products	12.7	10.4	28.9	23.7

Total products	84.8	85.2	234.2	232.4
Corporate	(2.1)	(1.3)	(5.2)	(4.5)

	$82.7	$83.9	$229.0	$227.9

Provided below is a reconciliation of Segment EBITDA to income from operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Segment EBITDA	$82.7	$83.9	$229.0	$227.9
Depreciation and amortization	(51.7)	(68.4)	(153.2)	(205.6)

Income from operations	$31.0	$15.5	$75.8	$22.3

11.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, and the related condensed consolidating statements of operations for the three and nine months ended September 30, 2009 and 2008 and the related condensed consolidating statement of cash flows for the nine months ended September 30, 2009 and 2008 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

In connection with the adoption of SFAS No. 160, now contained in Codification Topic 810, presentation of certain prior year amounts have been revised to conform with the current year presentation as prescribed by SFAS No. 160.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$35.7	$56.6	$30.9	$—	$123.2
Restricted cash	—	23.0	12.6	—	35.6
Receivables, net	0.7	52.9	45.5	—	99.1
Receivables from related parties	0.3	8.9	0.7	—	9.9
Profit-sharing receivables from insurance carriers	—	86.0	2.1	—	88.1
Prepaid commissions	—	57.4	7.7	—	65.1
Intercompany loans receivable	12.4	—	—	(12.4)	—
Other current assets	5.1	24.5	21.7	—	51.3

Total current assets	54.2	309.3	121.2	(12.4)	472.3
Property and equipment, net	3.4	78.2	19.9	—	101.5
Contract rights and list fees, net	—	18.2	17.8	—	36.0
Goodwill	—	289.5	19.4	—	308.9
Other intangibles, net	—	437.9	51.5	—	489.4
Receivables from related parties	—	2.5	—	—	2.5
Investment in subsidiaries	1,546.2	—	—	(1,546.2)	—
Intercompany loan receivables	7.5	—	—	(7.5)	—
Intercompany receivables	—	648.1	—	(648.1)	—
Other non-current assets	31.1	27.0	65.0	—	123.1

Total assets	$1,642.4	$1,810.7	$294.8	$(2,214.2)	$1,533.7

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$0.3	$—	$—	$0.3
Accounts payable and accrued expenses	114.2	117.9	105.1	—	337.2
Payables to related parties	8.8	1.9	3.7	—	14.4
Deferred revenue	—	180.1	31.5	—	211.6
Intercompany loans payable	—	—	12.4	(12.4)	—

Total current liabilities	123.0	300.2	152.7	(12.4)	563.5
Long-term debt	1,441.2	1.0	—	—	1,442.2
Deferred income taxes	—	21.3	3.8	—	25.1
Deferred revenue	—	20.2	11.2	—	31.4
Intercompany loan payable	—	—	7.5	(7.5)	—
Intercompany payables	645.6	—	2.5	(648.1)	—
Other long-term liabilities	33.8	17.6	20.3	—	71.7

Total liabilities	2,243.6	360.3	198.0	(668.0)	2,133.9

Affinion Group, Inc. deficit	(601.2)	1,450.4	95.8	(1,546.2)	(601.2)
Non-controlling interest in subsidiary	—	—	1.0	—	1.0

Total deficit	(601.2)	1,450.4	96.8	(1,546.2)	(600.2)

Total liabilities and deficit	$1,642.4	$1,810.7	$294.8	$(2,214.2)	$1,533.7

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2.9	$33.4	$—	$36.3
Restricted cash	—	24.1	11.5	—	35.6
Receivables, net	0.5	48.7	28.4	—	77.6
Receivables from related parties	0.6	14.8	0.2	—	15.6
Profit-sharing receivables from insurance carriers	—	96.9	1.4	—	98.3
Prepaid commissions	—	54.2	7.8	—	62.0
Intercompany loans receivable	34.3	—	—	(34.3)	—
Other current assets	2.5	25.3	15.2	—	43.0

Total current assets	37.9	266.9	97.9	(34.3)	368.4
Property and equipment, net	1.8	71.1	18.3	—	91.2
Contract rights and list fees, net	—	16.9	23.8	—	40.7
Goodwill	—	289.5	18.0	—	307.5
Other intangibles, net	—	548.1	56.3	—	604.4
Receivables from related parties	—	5.3	—	—	5.3
Investment in subsidiaries	1,423.2	—	—	(1,423.2)	—
Intercompany loan receivable	6.8	—	—	(6.8)	—
Intercompany receivables	—	548.9	4.5	(553.4)	—
Other non-current assets	23.9	14.7	4.5	—	43.1

Total assets	$1,493.6	$1,761.4	$223.3	$(2,017.7)	$1,460.6

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$6.4	$0.3	$—	$—	$6.7
Accounts payable and accrued expenses	91.5	117.5	59.2	—	268.2
Payables to related parties	5.1	1.1	3.8	—	10.0
Intercompany loans payable	—	—	34.3	(34.3)	—
Deferred revenue	—	202.8	28.5	—	231.3

Total current liabilities	103.0	321.7	125.8	(34.3)	516.2
Long-term debt	1,360.1	0.5	—	—	1,360.6
Deferred income taxes	(7.8)	20.3	8.0	—	20.5
Deferred revenue	—	25.0	10.4	—	35.4
Intercompany loan payable	—	—	6.8	(6.8)	—
Intercompany payables	553.4	—	—	(553.4)	—
Other long-term liabilities	32.1	20.0	22.3	—	74.4

Total liabilities	2,040.8	387.5	173.3	(594.5)	2,007.1

Affinion Group, Inc. deficit	(547.2)	1,373.9	49.3	(1,423.2)	(547.2)
Non-controlling interest in subsidiary	—	—	0.7	—	0.7

Total deficit	(547.2)	1,373.9	50.0	(1,423.2)	(546.5)

Total liabilities and deficit	$1,493.6	$1,761.4	$223.3	$(2,017.7)	$1,460.6

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$293.2	$67.9	$—	$361.1

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	138.0	23.0	—	161.0
Operating costs	—	61.5	26.7	—	88.2
General and administrative	4.5	18.1	6.6	—	29.2
Depreciation and amortization	—	43.7	8.0	—	51.7

Total expenses	4.5	261.3	64.3	—	330.1

Income (loss) from operations	(4.5)	31.9	3.6	—	31.0
Interest income	—	—	3.5	—	3.5
Interest expense	(38.2)	(0.1)	(1.0)	—	(39.3)
Other expense, net	—	—	(4.8)	—	(4.8)

Income (loss) before income taxes and non-controlling interest	(42.7)	31.8	1.3	—	(9.6)
Income tax (expense) benefit	(0.9)	(3.6)	(1.9)	—	(6.4)

	(43.6)	28.2	(0.6)	—	(16.0)
Equity in income of subsidiaries	27.3	—	—	(27.3)	—

Net income (loss)	(16.3)	28.2	(0.6)	(27.3)	(16.0)
Less: net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)

Net income (loss) attributable to Affinion Group, Inc.	$(16.3)	$28.2	$(0.9)	$(27.3)	$(16.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$843.2	$185.4	$—	$1,028.6

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	388.7	64.2	—	452.9
Operating costs	—	183.5	77.7	—	261.2
General and administrative	11.0	56.3	18.2	—	85.5
Depreciation and amortization	—	130.7	22.5	—	153.2

Total expenses	11.0	759.2	182.6	—	952.8

Income (loss) from operations	(11.0)	84.0	2.8	—	75.8
Interest income	—	—	4.5	—	4.5
Interest expense	(94.5)	(0.6)	(2.7)	—	(97.8)
Other expense, net	—	0.1	(11.6)	—	(11.5)

Income (loss) before income taxes and non-controlling interest	(105.5)	83.5	(7.0)	—	(29.0)
Income tax (expense) benefit	(1.6)	(6.6)	(1.7)	—	(9.9)

	(107.1)	76.9	(8.7)	—	(38.9)
Equity in income (loss) of subsidiaries	67.5	—	—	(67.5)	—

Net income (loss)	(39.6)	76.9	(8.7)	(67.5)	(38.9)
Less: net income attributable to non-controlling interest	—	—	(0.7)	—	(0.7)

Net income (loss) attributable to Affinion Group, Inc.	$(39.6)	$76.9	$(9.4)	$(67.5)	$(39.6)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$298.1	$66.7	$—	$364.8

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	135.7	24.4	—	160.1
Operating costs	—	65.9	30.8	—	96.7
General and administrative	2.2	19.9	2.0	—	24.1
Depreciation and amortization	—	59.4	9.0	—	68.4

Total expenses	2.2	280.9	66.2	—	349.3

Income (loss) from operations	(2.2)	17.2	0.5	—	15.5
Interest income	0.1	0.2	0.1	—	0.4
Interest expense	(33.7)	(0.7)	(1.2)	—	(35.6)
Other income, net	—	—	2.8	—	2.8

Income (loss) before income taxes and non-controlling interest	(35.8)	16.7	2.2	—	(16.9)
Income tax expense	(0.4)	(2.2)	(0.5)	—	(3.1)

	(36.2)	14.5	1.7	—	(20.0)
Equity in income (loss) of subsidiaries	15.9	—	—	(15.9)	—

Net income (loss)	(20.3)	14.5	1.7	(15.9)	(20.0)
Less: net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)

Net income (loss) attributable to Affinion Group, Inc.	$(20.3)	$14.5	$1.4	$(15.9)	$(20.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$860.0	$198.3	$—	$1,058.3

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	400.8	74.5	—	475.3
Operating costs	—	185.9	91.3	—	277.2
General and administrative	7.0	58.0	12.9	—	77.9
Depreciation and amortization	—	178.0	27.6	—	205.6

Total expenses	7.0	822.7	206.3	—	1,036.0

Income (loss) from operations	(7.0)	37.3	(8.0)	—	22.3
Interest income	0.1	0.9	0.4	—	1.4
Interest expense	(81.9)	(1.5)	(3.7)	—	(87.1)
Other income, net	—	—	2.6	—	2.6

Income (loss) before income taxes and non-controlling interest	(88.8)	36.7	(8.7)	—	(60.8)
Income tax expense	(0.9)	(6.4)	(1.6)	—	(8.9)

	(89.7)	30.3	(10.3)	—	(69.7)
Equity in income (loss) of subsidiaries	19.4	—	—	(19.4)	—

Net income (loss)	(70.3)	30.3	(10.3)	(19.4)	(69.7)
Less: net income attributable to non-controlling interest	—	—	(0.6)	—	(0.6)

Net income (loss) attributable to Affinion Group, Inc.	$(70.3)	$30.3	$(10.9)	$(19.4)	$(70.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(39.6)	$76.9	$(8.7)	$(67.5)	$(38.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.1	130.6	22.5	—	153.2
Amortization of favorable and unfavorable contracts	—	(1.7)	—	—	(1.7)
Amortization of debt discount and financing costs	5.7	—	—	—	5.7
Unrealized loss on interest rate swaps	2.2	—	—	—	2.2
Unrealized foreign currency transaction loss	—	—	11.6	—	11.6
Stock-based compensation	3.8	—	—	—	3.8
Interest accretion on held-to-maturity debt securities	—	—	(2.3)	—	(2.3)
Equity in income (loss) of subsidiaries	(67.5)	—	—	67.5	—
Deferred income taxes	0.1	6.3	(13.2)	—	(6.8)
Payment received for assumption of loyalty points program liability	—	6.7	—	—	6.7
Net change in assets and liabilities:
Restricted cash	—	0.8	(0.1)	—	0.7
Receivables	(0.2)	(5.0)	(13.7)	—	(18.9)
Receivables from and payables to related parties	0.2	3.5	(2.4)	—	1.3
Profit-sharing receivables from insurance carriers	—	10.9	(0.5)	—	10.4
Prepaid commissions	—	(3.2)	0.9	—	(2.3)
Other current assets	(1.5)	1.1	(2.7)	—	(3.1)
Contract rights and list fees	—	(1.7)	—	—	(1.7)
Other non-current assets	0.2	(17.6)	0.7	—	(16.7)
Accounts payable and accrued expenses	21.6	(3.4)	18.1	—	36.3
Deferred revenue	—	(27.5)	0.1	—	(27.4)
Income taxes receivable and payable	(0.1)	0.1	12.7	—	12.7
Other long-term liabilities	0.3	(0.5)	(4.6)	—	(4.8)
Other, net	0.1	—	(1.2)	—	(1.1)

Net cash provided by operating activities	(74.6)	176.3	17.2	—	118.9

Investing Activities
Capital expenditures	(1.9)	(20.6)	(5.7)	—	(28.2)
Restricted cash	—	0.2	—	—	0.2
Purchase of held-to-maturity debt securities of Affinion Group Holdings, Inc	—	—	(44.8)	—	(44.8)
Acquisition-related payments, net of cash acquired	—	(2.3)	—	—	(2.3)

Net cash used in investing activities	(1.9)	(22.7)	(50.5)	—	(75.1)

Financing Activities
Proceeds from borrowings	136.5	—	—	—	136.5
Deferred financing costs	(4.3)	—	—	—	(4.3)
Repayments under line of credit, net	(57.0)	—	—	—	(57.0)
Principal payments on borrowings	(6.4)	(0.3)	—	—	(6.7)
Dividends paid to parent company	(26.2)	—	—	—	(26.2)
Intercompany loan	21.9	—	(21.9)	—	—
Intercompany receivables and payables	92.1	(99.2)	7.1	—	—
Intercompany dividends	0.4	(0.4)	—	—	—
Capital contribution	(44.8)	—	44.8	—	—
Distribution to non-controlling interest	—	—	(0.7)	—	(0.7)

Net cash provided by financing activities	112.2	(99.9)	29.3	—	41.6

Effect of changes in exchange rates on cash and cash equivalents	—	—	1.5	—	1.5

Net increase in cash and cash equivalents	35.7	53.7	(2.5)	—	86.9
Cash and cash equivalents, beginning of period	—	2.9	33.4	—	36.3

Cash and cash equivalents, end of period	$35.7	$56.6	$30.9	$—	$123.2

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(70.3)	$30.3	$(10.3)	$(19.4)	$(69.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	178.0	27.6	—	205.6
Amortization of favorable and unfavorable contracts	—	(1.7)	(0.6)	—	(2.3)
Amortization of debt discount and financing costs	4.4	—	—	—	4.4
Unrealized gain on interest rate swaps	(8.1)	—	—	—	(8.1)
Stock-based compensation	2.3	—	—	—	2.3
Equity in income (loss) of subsidiaries	(19.4)	—	—	19.4	—
Deferred income taxes	—	5.8	(2.0)	—	3.8
Payment received for assumption of loyalty points program liability	—	7.4	—	—	7.4
Net change in assets and liabilities:
Restricted cash	—	0.3	0.3	—	0.6
Receivables	(0.1)	(4.5)	2.4	—	(2.2)
Receivables from and payables to related parties	(0.3)	(20.1)	(2.1)	—	(22.5)
Profit-sharing receivables from insurance carriers	—	(24.4)	—	—	(24.4)
Prepaid commissions	—	1.1	2.4	—	3.5
Other current assets	0.1	(3.6)	1.3	—	(2.2)
Contract rights and list fees	—	(0.1)	—	—	(0.1)
Other non-current assets	0.2	(1.8)	—	—	(1.6)
Accounts payable and accrued expenses	50.3	(11.0)	(8.2)	—	31.1
Deferred revenue	—	(14.6)	4.7	—	(9.9)
Income taxes receivable and payable	0.1	(1.7)	0.1	—	(1.5)
Other long-term liabilities	0.7	(0.4)	(4.7)	—	(4.4)
Other, net	—	(0.3)	(1.1)	—	(1.4)

Net cash provided by operating activities	(40.1)	138.7	9.8	—	108.4

Investing Activities
Capital expenditures	(1.4)	(15.7)	(8.5)	—	(25.6)
Acquisition-related payments, net of cash acquired	—	—	(1.1)	—	(1.1)

Net cash used in investing activities	(1.4)	(15.7)	(9.6)	—	(26.7)

Financing Activities
Repayments under line of credit, net	(38.5)	—	—	—	(38.5)
Principal payments on borrowings	—	(0.2)	—	—	(0.2)
Dividends paid to parent company	(37.0)	—	—	—	(37.0)
Intercompany receivables and payables	116.8	(121.8)	5.0	—	—
Intercompany dividend	0.2	(0.2)	—	—	—
Distribution to noncontrolling interest of a subsidiary	—	—	(0.4)	—	(0.4)

Net cash used in financing activities	41.5	(122.2)	4.6	—	(76.1)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.5)	—	(1.5)

Net decrease in cash and cash equivalents	—	0.8	3.3	—	4.1
Cash and cash equivalents, beginning of period	—	3.0	11.2	—	14.2

Cash and cash equivalents, end of period	$—	$3.8	$14.5	$—	$18.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report is prepared by Affinion Group, Inc. Unless otherwise indicated or the context otherwise requires, in this Report all references to “Affinion,” the “Company,” “we,” “our” and “us” refer to Affinion Group, Inc. and its subsidiaries on a consolidated basis.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, included in our Prospectus dated August 31, 2009, which forms part of our Registration Statement on Form S-4 (File number 333-160594), as amended (the “Form S-4”), which Form S-4 was declared effective by the SEC on August 31, 2009. The audited consolidated financial statements contained in the Form S-4 differ from those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in that they have been retrospectively adjusted to reflect the Company’s adoption of FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” now contained in Codification Topic 810.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2009 and 2008. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2009 and 2008 and our financial condition as of September 30, 2009, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, included in our Form S-4 for a summary of our significant accounting policies.

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

As of September 30, 2009, we had approximately 61 million customers enrolled in our membership, insurance and package programs worldwide and approximately 96 million customers who received credit or debit card enhancement services or loyalty points-based management services.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of September 30, 2009, managed approximately 468 billion points with an estimated redemption value of approximately $4.6 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of the membership term. This allows us to recognize revenue ratably over the annual membership term. During 2008 and the nine months ended September 30, 2009, approximately 65% and 77%, respectively, of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

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

We incur significant costs to ensure compliance with these regulations; however, we have been and are party to lawsuits, including class action lawsuits, and state attorney general and U.S. Senate Committee on Commerce, Science and Transportation investigations involving our business practices which also increase our costs of doing business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Affinion North America
Membership Products -
Retail
Average Members (1)	7,247	7,750	7,331	7,934
% Monthly Members	53.3%	43.0%	50.5%	41.2%
% Annual Members	46.7%	57.0%	49.5%	58.8%
Annualized Net Revenue Per Average Member (2)	$81.50	$82.75	$79.77	$76.80
Wholesale
Average Members (1)	2,335	2,833	2,408	3,076
Portion for service formerly retail and other (3)	1,938	2,158	1,976	2,253
Average Retail Members including wholesale formerly retail and other (3)	9,185	9,908	9,307	10,187

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Insurance and Package Products -
Insurance
Average Basic Insured (1)	23,686	22,831	23,439	23,508
Average Supplemental Insured	4,522	4,771	4,564	4,838
Annualized Net Revenue Per Supplemental Insured (2)	$59.61	$58.44	$55.82	$57.47
Package
Average Members (1)	6,554	5,485	6,166	5,561
Annualized Net Revenue Per Average Member (2)	$10.45	$13.84	$11.47	$13.67

Affinion International
International Products -
Package
Average Members (1)	16,434	16,343	16,209	16,155
Annualized Net Revenue Per Average Package Member (2)	$7.79	$8.88	$7.39	$9.17
Other Retail Membership
Average Members (1)	1,392	1,693	1,484	1,755
Annualized Net Revenue Per Average Member (2)	$39.09	$38.26	$34.46	$38.24
New Retail Membership
Average Members (1)	607	498	603	444
Annualized Net Revenue Per Average Member (2)	$102.35	$100.83	$89.20	$101.75
Global Membership Products –
Retail
Average Members (1)(4)	7,854	8,248	7,934	8,378
Annualized Net Revenue Per Average Member (2)	$83.11	$83.84	$80.49	$78.12
Average Retail Members including wholesale formerly retail and other (3)(4)	9,792	10,406	9,910	10,631

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A member’s or insured’s, as applicable, account is added or removed in the period in which the member or insured, as applicable, has joined or cancelled.

(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(3)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale retail locations to their customers and the Company receives lower annualized price points and pays no related commission expense.

(4)	Includes International Operations New Retail Average Members.

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

The reduction in domestic package members has continued to stabilize, with the majority of the growth in the three and nine months ended September 30, 2009 due to a new wholesale relationship we began last year.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table summarizes our consolidated results of operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Increase (Decrease)
Net revenues	$361.1	$364.8	$(3.7)

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	161.0	160.1	0.9
Operating costs	88.2	96.7	(8.5)
General and administrative	29.2	24.1	5.1
Depreciation and amortization	51.7	68.4	(16.7)

Total expenses	330.1	349.3	(19.2)

Income from operations	31.0	15.5	15.5
Interest income	3.5	0.4	3.1
Interest expense	(39.3)	(35.6)	(3.7)
Other income (expense), net	(4.8)	2.8	(7.6)

Loss before income taxes and non-controlling interest	(9.6)	(16.9)	7.3
Income tax expense	(6.4)	(3.1)	(3.3)

Net loss	(16.0)	(20.0)	4.0
Less: net income attributable to non-controlling interest	(0.3)	(0.3)	—

Net loss attributable to Affinion Group, Inc.	$(16.3)	$(20.3)	$4.0

Summary of Operating Results for the Three Months Ended September 30, 2009

The following is a summary of changes affecting our operating results for the three months ended September 30, 2009.

Net revenues for the three months ended September 30, 2009 were $361.1 million as compared to $364.8 million for the three months ended September 30, 2008, reflecting a decline of $3.7 million, or 1.0%. The decrease in net revenues was primarily due to declines in our Insurance and Package products business, primarily from a continuing higher cost of insurance and lower net revenue per average Package member. International products net revenues increased $1.1 million, or 1.6%, which included a $7.6 million decrease related to foreign currency. Excluding the effect of foreign currency, International products net revenue would have increased $8.7 million, or 13.0%, primarily from growth in our new retail business. The impact of the foreign currency was calculated by holding the foreign currency rates constant from the third quarter of 2008.

Segment EBITDA decreased $1.2 million, as lower net revenues and higher general and administrative expenses were only partially offset by lower operating costs.

Purchase accounting adjustments made in connection with the purchase of the Cendant Marketing Services Division by the Company and its parent, Affinion Group Holdings, Inc. (“Holdings”) for approximately $1.8 billion in October 2005 (the “Transactions”) had a less significant impact on our results of operations for the three months ended September 30, 2009 as compared to September 30, 2008. These entries, which are non-cash in nature, increased net revenues by $4.8 million and income from operations by $18.4 million. The effect of purchase accounting adjustments, which are primarily related to deferred revenue and the related prepaid commissions and service liability, for the three months ended September 30, 2009 as compared to September 30, 2008 increased net revenues by $4.8 million, marketing and commissions expense by $2.0 million and operating costs by $0.3 million. We recorded $15.9 million less depreciation and amortization expense for the three months ended September 30, 2009, which positively affected results of operations.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following section provides an overview of our consolidated results of operations for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Net Revenues. During the three months ended September 30, 2009, we reported net revenues of $361.1 million, a decrease of $3.7 million, or 1.0%, as compared to net revenues of $364.8 million in the comparable 2008 period. Net revenues excluding the impact of purchase accounting decreased $8.5 million, or 2.3%. Insurance and Package products net revenues decreased $5.4 million, Membership products net revenues decreased $2.8 million and Loyalty products net revenues decreased $1.4 million, while International products net revenues increased $0.8 million. Insurance and Package products decreased primarily due to higher cost of insurance primarily as a result of higher claims experience along with lower Package revenues primarily from lower fee-based revenues from our NetGain product and lower annualized revenue per average Package member, partially offset by higher Package members. Net revenues of Membership products decreased as higher other revenues related to a contract termination settlement was more than offset by lower retail member volumes and lower average revenue per retail member. Loyalty products net revenues decreased primarily from contract renewal renegotiations with existing clients partially offset by a new program launch in the third quarter of 2009. International products net revenues increased primarily due to the impact from businesses acquired in the fourth quarter of 2008 and growth in new retail products. Partially offsetting the $8.5 million decrease was an increase of approximately $4.8 million, or 1.3%, primarily due to an adjustment to deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment was recognized in 2005 through 2007.

Marketing and Commissions Expense. Marketing and commissions expense increased by $0.9 million, or 0.6%, to $161.0 million for the three months ended September 30, 2009 from $160.1 million for the three months ended September 30, 2008. Excluding the $2.0 million increase from purchase accounting, marketing and commissions expense was $1.1 million, or 0.7%, lower primarily due to the effect of the stronger U.S. dollar. Lower commission expense in our Membership products business was substantially offset by higher commissions in our International products business as a result of the growth in new retail products.

Operating Costs. Operating costs decreased by $8.5 million, or 8.8%, to $88.2 million for the three months ended September 30, 2009 from $96.7 million for the three months ended September 30, 2008. Excluding the $0.3 million increase as a result of purchase accounting, operating costs were $8.8 million, or 9.1%, lower than in 2008, primarily due to lower product, servicing and employee-related costs associated with the lower net revenues and the effect of the stronger U.S. dollar.

General and Administrative Expense. General and administrative expense increased by $5.1 million, or 21.2%, to $29.2 million for the three months ended September 30, 2009 from $24.1 million for the three months ended September 30, 2008, principally due to increases in our International business due to higher employee-related costs and our Membership business primarily due to higher legal costs associated with a U.S. Senate Committee on Commerce, Science and Technology investigation initiated in the third quarter of 2009 (see Note 6 to the unaudited condensed consolidated financial statements).

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $16.7 million for the three months ended September 30, 2009 to $51.7 million from $68.4 million for the three months ended September 30, 2008, primarily due to recording higher amortization expense in 2008 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. Depreciation and amortization expense further decreased due to lower amortization of previously acquired contract rights and member relationships due to their accelerated amortization.

Interest Income. Interest income increased by $3.1 million for the three months ended September 30, 2009 to $3.5 million as compared to $0.4 million for the three months ended September 30, 2008 primarily due to the accretion on held-to-maturity debt securities issued by the Company’s parent, Affinion Group Holdings, Inc. (“Holdings”).

        Interest Expense. Interest expense increased by $3.7 million, or 10.4%, to $39.3 million for the three months ended September 30, 2009 from $35.6 million for the three months ended September 30, 2008, primarily due to a less favorable impact on interest rate swaps in 2009 as compared to 2008 of approximately $1.0 million, along with $3.8 million of additional interest accrued on the 10 1/8% Senior Notes due 2013 issued in June 2009 (the “2009 Senior Notes”), partially offset by lower net interest accrued on our term loan and revolving credit facility of approximately $1.3 million as a result of lower rates and lower utilization.

Other Income (Expense), net. In the third quarter of 2009, the Company recorded unrealized foreign exchange losses of $4.8 million related to intercompany borrowings as compared to foreign exchange gains recorded on intercompany borrowings of $2.8 million in the third quarter of 2008.

Income Tax Expense. Income tax expense increased by $3.3 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily due to the increase in current foreign and state tax liabilities offset by a decrease in deferred tax liabilities attributable to foreign operations.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended September 30,
	Net Revenues			Segment EBITDA(1)
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$184.8	$183.1	$1.7	$38.3	$38.3	$—
Insurance and package products	89.7	95.1	(5.4)	27.0	30.3	(3.3)
Loyalty products	19.6	21.0	(1.4)	6.8	6.2	0.6
Eliminations	(0.8)	(1.1)	0.3	—	—	—

Total North America	293.3	298.1	(4.8)	72.1	74.8	(2.7)

Affinion International
International products	67.8	66.7	1.1	12.7	10.4	2.3

Total products	361.1	364.8	(3.7)	84.8	85.2	(0.4)
Corporate	—	—	—	(2.1)	(1.3)	(0.8)

Total	$361.1	$364.8	$(3.7)	82.7	83.9	(1.2)

Depreciation and amortization				(51.7)	(68.4)	16.7

Income from operations				$31.0	$15.5	$15.5

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $1.7 million, or 0.9%, to $184.8 million for the three months ended September 30, 2009 as compared to $183.1 million for the three months ended September 30, 2008. Excluding the $4.5 million benefit of purchase accounting, net revenues decreased by $2.8 million, or 1.5%, as higher other revenues related to a contract termination settlement of $11.9 million was more than offset by the impact of lower retail member volumes and lower average revenue per retail member.

Segment EBITDA was unchanged for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Excluding the $2.6 million benefit of purchase accounting, Segment EBITDA decreased $2.6 million, as the impact of the lower net revenues of $2.8 million and higher legal costs associated with a U.S. Senate Committee on Commerce, Science and Technology investigation initiated in the third quarter of 2009 of approximately $1.4 million, more than offset lower operating costs of $2.3 million primarily due to lower product, servicing and employee-related costs associated with the lower net revenues.

Insurance and Package Products. Insurance and package products reported net revenues of $89.7 million for the three months ended September 30, 2009, a decrease of $5.4 million, or 5.7%, as compared to the three months ended September 30, 2008. Insurance revenue decreased approximately $2.2 million, principally due to higher cost of insurance as a result of higher claims experience. Package revenue decreased approximately $3.2 million, primarily from lower fee-based revenues from our NetGain product and lower annualized revenue per average Package member which more than offset the effect of higher Package members.

Segment EBITDA decreased by $3.3 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily due to the lower net revenues, partially offset by lower employee-related expenses.

Loyalty Products. Revenues from Loyalty products decreased by $1.4 million, or 6.7%, for the three months ended September 30, 2009 to $19.6 million as compared to $21.0 million for the three months ended September 30, 2008. Net revenues decreased $3.3 million, primarily from contract renewal renegotiations with existing clients and lower fee-based revenues which were partially offset by $1.9 million from a new program launch in the third quarter of 2009.

Segment EBITDA increased by $0.6 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily due to the new program launch, net of product and servicing costs.

Affinion International

International Products. International products net revenues increased by $1.1 million, or 1.6%, to $67.8 million for the three months ended September 30, 2009 as compared to $66.7 million for the three months ended September 30, 2008. Net revenues excluding the $0.3 million benefit from purchase accounting increased by $0.8 million, or 1.2%, primarily due to increased revenue of $12.1 million from member growth in new retail and businesses acquired in the fourth quarter of 2008. This was substantially offset by a $7.6 million reduction as a result of the stronger U.S. dollar, lower net revenues in our Package business of approximately $1.6 million primarily due to changes in deal terms and $1.4 million from lower net revenues associated with certain package and retail programs.

Segment EBITDA increased by $2.3 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Increases from member growth in new retail and the net effect of acquired businesses were partially offset by higher general and administrative expenses primarily from higher employee related costs and costs associated with certain merger and acquisition related activities, in addition to the negative effect of the stronger U.S. dollar.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)
Net revenues	$1,028.6	$1,058.3	$(29.7)

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	452.9	475.3	(22.4)
Operating costs	261.2	277.2	(16.0)
General and administrative	85.5	77.9	7.6
Depreciation and amortization	153.2	205.6	(52.4)

Total expenses	952.8	1,036.0	(83.2)

Income from operations	75.8	22.3	53.5
Interest income	4.5	1.4	3.1
Interest expense	(97.8)	(87.1)	(10.7)
Other income (expense), net	(11.5)	2.6	(14.1)

Loss before income taxes and non-controlling interest	(29.0)	(60.8)	31.8
Income tax expense	(9.9)	(8.9)	(1.0)

Net loss	(38.9)	(69.7)	30.8
Less: net income attributable to non-controlling interest	(0.7)	(0.6)	(0.1)

Net loss attributable to Affinion Group, Inc.	$(39.6)	$(70.3)	$30.7

Summary of Operating Results for the Nine Months Ended September 30, 2009

The following is a summary of changes affecting our operating results for the nine months ended September 30, 2009.

Net revenues for the nine months ended September 30, 2009 were $1,028.6 million as compared to $1,058.3 million for the nine months ended September 30, 2008, reflecting a decline of $29.7 million, or 2.8%. The decrease in net revenues was primarily due to declines in both North American and International products, as a higher cost of insurance and the stronger of the U.S. dollar more than offset increases in other areas, particularly growth in new retail business in International and new businesses acquired in the fourth quarter of 2008. Included in the total decline from the nine months ended September 30, 2008 is a reduction in net revenue of $37.3 million attributable to the stronger U.S. dollar, which was calculated by holding the foreign currency rates constant from the comparable 2008 periods.

Segment EBITDA increased $1.1 million, as lower global marketing and commissions expense and lower operating costs more than offset the impact of the lower net revenues and increased general and administrative expenses.

Purchase accounting adjustments made in the Transactions had a less significant impact on our results of operations for the nine months ended September 30, 2009 as compared to September 30, 2008. These entries, which are non-cash in nature, increased net revenues by $15.6 million and income from operations by $55.6 million. The effect of purchase accounting adjustments, which are primarily related to deferred revenue and the related prepaid commissions and service liability, for the nine months ended September 30, 2009 as compared to September 30, 2008 increased net revenues by $15.6 million, marketing and commissions expense by $7.0 million and operating costs by $1.2 million. We recorded $48.2 million less depreciation and amortization expense for the nine months ended September 30, 2009 which positively affected results of operations.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following section provides an overview of our consolidated results of operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Net Revenues. During the nine months ended September 30, 2009, we reported net revenues of $1,028.6 million, a decrease of $29.7 million, or 2.8%, as compared to net revenues of $1,058.3 million in the comparable 2008 period. Net revenues excluding the impact of purchase accounting decreased by $45.3 million, or 4.3%. International products net revenues decreased by $14.8 million, Insurance and Package products net revenues decreased by $24.7 million and Membership products net revenues decreased by $8.6 million while Loyalty products net revenues increased by $2.4 million. International products net revenues decreased primarily due to the impact of the stronger U.S. dollar along with lower Package revenues as a result of changes in deal terms, and lower other retail products revenue, primarily from lower members. These decreases in International products were partially offset by increased revenues from businesses acquired in the fourth quarter of 2008 and growth in new retail products. Insurance and Package products decreased primarily due to higher cost of insurance as a result of higher claims experience along with lower Package revenues, primarily from lower annualized revenue per average Package member partially offset by higher Package members. Net revenues of our Membership products decreased as higher other revenues related to a contract termination settlement and contractually obligated volume commitments along with higher net revenue from higher average revenue per retail member was more than offset by the impact of lower retail member volumes. Loyalty products net revenues increased primarily from higher fee-based revenue related to a points redemption program acquired on June 30, 2008 and a new program launch in the third quarter of 2009, partially offset by decreases from contract renewal renegotiations with existing clients. Partially offsetting the $45.3 million decrease was an increase of approximately $15.6 million, or 1.5%, primarily due to an adjustment to deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment was recognized in 2005 through 2007.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $22.4 million, or 4.7%, to $452.9 million for the nine months ended September 30, 2009 from $475.3 million for the nine months ended September 30, 2008. Excluding the $7.0 million increase from purchase accounting, marketing and commissions expense was $29.4 million, or 6.2%, lower primarily due to the timing of marketing program launches along with lower commission expense primarily from the continuing shift to lower commission media in our Membership business and the strengthening of the U.S. dollar which more than offset increased commissions related to revenue growth in new retail.

Operating Costs. Operating costs decreased by $16.0 million, or 5.8%, to $261.2 million for the nine months ended September 30, 2009 from $277.2 million for the nine months ended September 30, 2008. Excluding the $1.2 million increase as a result of purchase accounting, operating costs were $17.2 million, or 6.2%, lower than in 2008, primarily due to the strengthening of the U.S. dollar and lower product, servicing and employee-related costs primarily attributable to the lower net revenues in our Membership business.

General and Administrative Expense. General and administrative expense increased by $7.6 million, or 9.8%, to $85.5 million for the nine months ended September 30, 2009 from $77.9 million for the nine months ended September 30, 2008, principally due to increases in our International and Membership businesses. Higher employee-related costs, the majority of which relates to businesses acquired in the fourth quarter of 2008, and higher legal costs primarily related to a U.S. Senate Committee on Commerce, Science and Technology investigation initiated in the third quarter of 2009 more than offset lower costs due to the effect of the stronger U.S. dollar.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $52.4 million for the nine months ended September 30, 2009 to $153.2 million from $205.6 million for the nine months ended September 30, 2008, primarily due to recording higher amortization expense in 2008 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. Depreciation and amortization expense further decreased due to lower amortization of previously acquired contract rights due to their accelerated amortization.

Interest Income. Interest income increased by $3.1 million for the nine months ended September 30, 2009 to $4.5 million as compared to $1.4 million for the nine months ended September 30, 2008, primarily due to the accretion on held-to-maturity debt securities issued by Holdings.

Interest Expense. Interest expense increased by $10.7 million, or 12.3%, to $97.8 million for the nine months ended September 30, 2009 from $87.1 million for the nine months ended September 30, 2008, primarily due to a less favorable impact on interest rate swaps in 2009 as compared to 2008 of approximately $10.3 million along with $4.9 million of additional interest accrued on the 10 1/8% senior notes issued in June 2009, partially offset by lower net interest accrued on our term loan and revolving credit facility of approximately $4.0 million, as a result of lower interest rates and lower utilization.

Other Income( Expense), net. In the first nine months of 2009, the Company recorded unrealized foreign exchange losses of $11.5 million related to intercompany borrowings as compared to unrealized foreign exchange gains of $2.6 million in the first nine months of 2008.

Income Tax Expense. Income tax expense increased by $1.0 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to the increase in the current foreign and state tax liabilities offset by a decrease in deferred tax liabilities attributable to foreign operations.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Nine Months Ended September 30,
	Net Revenues			Segment EBITDA(1)
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$534.5	$529.7	$4.8	$104.7	$93.6	$11.1
Insurance and package products	257.3	281.9	(24.6)	82.5	99.8	(17.3)
Loyalty products	54.2	51.6	2.6	18.1	15.3	2.8
Eliminations	(2.8)	(3.2)	0.4	—	—	—

Total North America	843.2	860.0	(16.8)	205.3	208.7	(3.4)

Affinion International
International products	185.4	198.3	(12.9)	28.9	23.7	5.2

Total products	1,028.6	1,058.3	(29.7)	234.2	232.4	1.8
Corporate	—	—	—	(5.2)	(4.5)	(0.7)

Total	$1,028.6	$1,058.3	(29.7)	229.0	227.9	1.1

Depreciation and amortization				(153.2)	(205.6)	52.4

Income from operations				$75.8	$22.3	$53.5

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $4.8 million, or 0.9%, to $534.5 million for the nine months ended September 30, 2009 as compared to $529.7 million for the nine months ended September 30, 2008. Excluding the $13.4 million benefit of purchase accounting, net revenues decreased by $8.6 million, or 1.6%, as higher other revenues related to a contract termination settlement of $11.9 million and contractually obligated volume commitments along with higher net revenue from higher average revenue per retail member was more than offset by the impact of lower retail member volumes.

Segment EBITDA increased by $11.1 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Excluding the $6.9 million benefit of purchase accounting, Segment EBITDA increased $4.2 million, as lower marketing and commissions of $11.9 million and lower operating costs of $5.2 million more than offset the effect of lower net revenues of $8.6 million and higher general and administrative costs of $4.3 million. The lower marketing and commissions were primarily due to the timing of program launches and lower commissions from the continuing shift in marketing to lower commission media, while the lower operating costs were primarily due to the lower product, servicing and employee-related costs associated with the lower net revenues. General and administrative expenses increased primarily due to higher legal costs principally due to a U.S. Senate Committee on Commerce, Science and Technology investigation initiated in the third quarter of 2009.

Insurance and Package Products. Insurance and package products reported net revenues of $257.3 million for the nine months ended September 30, 2009, a decrease of $24.6 million, or 8.7%, as compared to the nine months ended September 30 2008. Insurance revenue decreased approximately $17.6 million, principally due to higher cost of insurance as a result of higher claims experience. Package revenue decreased approximately $7.1 million, primarily from lower annualized revenue per average Package member and lower fee-based net revenues from our NetGain product, partially offset by higher Package members.

Segment EBITDA decreased by $17.3 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to the lower net revenues, partially offset by lower marketing and commissions expense.

Loyalty Products. Revenues from Loyalty products increased by $2.6 million, or 5.0%, for the nine months ended September 30, 2009 to $54.2 million as compared to $51.6 million for the nine months ended September 30, 2008. Net revenues increased $8.8 million from higher fee-based revenue related to a points redemption program acquired at the end of the second quarter of 2008 and a new program launch in the third quarter, partially offset by a decrease of $6.4 million, primarily from contract renewal renegotiations with existing clients.

Segment EBITDA increased by $2.8 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to fee-based revenue growth and the new program launch, net of product and servicing costs.

Affinion International

International Products. International products net revenues decreased by $12.9 million, or 6.5%, to $185.4 million for the nine months ended September 30, 2009 as compared to $198.3 million for the nine months ended September 30, 2008. Net revenues excluding the $1.9 million benefit from purchase accounting decreased $14.8 million, or 7.5%, primarily due to the $37.3 million impact of the stronger U.S. dollar, partially offset by increased revenue of $34.2 million from growth in new retail and businesses acquired in the fourth quarter of 2008. Net revenues in our Package business decreased approximately $6.1 million as a result of changes in deal terms. In addition, net revenues from other retail products declined $2.5 million, primarily due to a reduction in members and $3.0 million from lower net revenues associated with certain package and retail programs.

Segment EBITDA increased by $5.2 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Increases from growth in new retail and the net effect of acquired businesses were partially offset by the net negative impact of the stronger U.S. dollar and higher cost of insurance associated with certain package and retail programs. An increase in general and administrative expenses, primarily from employee related costs, further reduced Segment EBITDA.

Financial Condition, Liquidity and Capital Resources

Financial Condition – September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008	Increase (Decrease)
	(in millions)
Total assets	$1,533.7	$1,460.6	$73.1
Total liabilities	2,133.9	2,007.1	126.8
Total equity (deficit)	(600.2)	(546.5)	(53.7)

Total assets increased by $73.1 million due to (i) an increase in cash and cash equivalents of $86.9 million, primarily as a result of a debt offering completed in June 2009, partially offset by the repayment of the outstanding balance under the revolving credit facility, (ii) an increase in other non-current assets of $80.0 million, principally due to the purchase of a portion of the outstanding debt of Holdings at a cost of $44.8 million (September 30, 2009 amortized cost of $48.5 million), an increase in non-current deferred income taxes of $11.8 million and an increase in long-term receivables of $11.8 million, principally due to unbilled receivables related to contract termination settlement payments and contractually obligated volume commitments and (iii) an increase in receivables of $21.5 million principally due to businesses acquired in the fourth quarter of 2008. These increases were partially offset by (i) a decrease in intangible assets of $115.0 million, principally due to amortization expense of $120.3 million (substantially all of the intangible assets were acquired as a result of the Transactions—see Notes 1 and 2 to our unaudited condensed consolidated financial statements) and (ii) a decrease in profit-sharing receivables from insurance carriers of $10.2 million due to the timing of receipts from the insurance carriers.

Total liabilities increased by $126.8 million primarily due to (i) an increase in debt of $75.2 million primarily as a result of an offering of senior notes with a face amount of $150.0 million (September 30, 2009 carrying amount net of discount of $137.5 million), partially offset by net repayments under the line of credit of $57.0 million and a mandatory prepayment of the term loan facility based on excess cash flow of $6.4 million and (ii) an increase in accounts payable and accrued expenses of $69.0 million, principally due to businesses acquired in the fourth quarter of 2008 and increased income tax liabilities in certain state and foreign tax jurisdictions due to changes in tax legislation or in which previously available net operating loss carryforwards have been fully utilized.

Total equity (deficit) decreased by $53.7 million, due to a net loss of $38.9 million, dividend payments to the Company’s parent of $26.2 million and a dividend payment to the non-controlling interest of a subsidiary of $0.7 million, partially offset by foreign currency translation effect of $12.1 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service our indebtedness. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future.

Cash Flows – Nine Months Ended September 30, 2009 and 2008

At September 30, 2009, we had $123.2 million of cash and cash equivalents on hand, an increase of $104.9 million from $18.3 million at September 30, 2008. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Nine Months Ended September 30,
	2009	2008	Change
	(in millions)
Cash provided by (used in):
Operating activities	$118.9	$108.4	$10.5
Investing activities	(75.1)	(26.7)	(48.4)
Financing activities	41.6	(76.1)	117.7
Effect of exchange rate changes	1.5	(1.5)	3.0

Net change in cash and cash equivalents	$86.9	$4.1	$82.8

Operating Activities

During the nine months ended September 30, 2009, we generated $10.5 million more cash from operating activities than during the nine months ended September 30, 2008. Segment EBITDA increased by $1.1 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 (see “Results of Operations”). In addition, the timing of realization of profit-sharing receivables due from insurance carriers resulted in $34.8 million more cash during the nine months ended September 30, 2009 compared to the comparable period of the prior year and the timing of settlement of receivables from and payables to related parties generated $23.8 million more cash during the nine months ended September 30, 2009 compared to the comparable period of the prior year. The additional cash generated was partially offset by the change in deferred revenue resulting in $17.5 million less cash from operations during the nine months ended September 30, 2009 compared to the comparable period of 2008, the impact of timing of collection of receivables which resulted in a decrease in operating cash flows for the nine months ended September 30, 2009 of $16.7 million compared to the comparable period of the prior year and $15.1 million less cash was generated from other non-current assets during the nine months ended September 30, 2009 compared to 2008, principally due to an increase in long-term receivables. The operating cash flow impact of receivables reflects the impact of seasonality on the businesses acquired in the fourth quarter of 2008.

Investing Activities

We used $48.4 million more cash in investing activities during the nine months ended September 30, 2009 as compared to the comparable period of the prior year, principally due to the purchase of held-to-maturity debt securities for $44.8 million. In addition, during the nine months ended September 30, 2009 we made acquisition-related payments totaling $2.3 million and had capital expenditures of $28.2 million, compared to capital expenditures of $25.6 million during the comparable period of the prior year.

Financing Activities

We generated $117.7 million more cash from financing activities during the nine months ended September 30, 2009 as compared to the comparable period of the prior year. During the nine months ended September 30, 2009, we issued $150.0 million face amount of 10 1 /8% senior notes for proceeds net of discount of $136.5 million and incurred financing costs of $4.3 million. We also utilized $57.0 million to fully pay down our revolving credit facility and had principal payments of $6.7 million on our long-term debt during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we paid down

$38.5 million on our line of credit and $0.2 million on our long-term debt. In addition, we paid dividends to Holdings during the nine months ended September 30, 2009 and 2008 of $26.2 million and $37.0 million, respectively.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt. As of September 30, 2009, we had approximately $1.4 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $205.0 million in principal prepayments that we made through September 30, 2009 and the $6.4 million annual repayment based on excess cash flows through December 31, 2008) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At September 30, 2009, we had $304.0 million ($302.8 million net of premiums and discounts) outstanding under the senior notes issued in 2005, $648.6 million outstanding under the term loan facility, $355.5 million ($352.3 million net of discounts) outstanding under the senior subordinated notes and $150.0 million ($137.5 million net of discounts) outstanding under the senior notes issued in 2009. At September 30, 2009 there were no outstanding borrowings under the revolving credit facility and the Company had $98.3 million available under the revolving credit facility after giving effect to the issuance of $1.7 million of letters of credit.

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

On June 5, 2009, we issued $150.0 million aggregate principal amount of 10 1/8% senior notes due October 15, 2013 (the “2009 senior notes”) for net proceeds of $136.5 million in a private placement transaction. The interest on our 2009 senior notes is payable semi-annually on April 15 and October 15 of each year. We may redeem some or all of the 2009 senior notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the agreement governing the 2009 senior notes. The 2009 senior notes are unsecured obligations. The 2009 senior notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility, our senior notes and our senior subordinated notes. The 2009 senior notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Although the terms and covenants of the 2009 senior notes are substantially identical to those of the senior notes, the 2009 senior notes are not additional securities under the indenture governing the senior notes, were issued under a separate indenture, do not vote as a single class with the senior notes and do not necessarily trade with the senior notes. On October 1, 2009, we completed a registered exchange offer and exchanged all of the then-outstanding 2009 Senior Notes into a like principal amount of 2009 senior notes that have been registered under the Securities Act.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our senior notes, our senior subordinated notes and our 2009 senior notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.90 to 1.0 at September 30, 2009. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 5.25 to 1.0 at September 30, 2009. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing the senior notes, the senior subordinated notes and the 2009 senior notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We have the ability to incur additional debt, subject to limitations imposed by our credit facility, and the indentures governing our senior notes, our senior subordinated notes and our 2009 senior notes. Under our indentures governing the senior notes, the senior subordinated notes and the 2009 senior notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, since the Transactions, our cash flow has allowed us to make nine voluntary principal prepayments of the term loan through September 30, 2009 aggregating $205.0 million, in addition to the $6.4 million annual repayment required based on excess cash flow through December 31, 2008.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended September 30, 2009 to Adjusted EBITDA.

Twelve Months Ended September 30, 2009(a)
(in millions)
Net cash provided by operating activities	$113.6
Interest expense, net	148.8
Income tax expense	8.5
Amortization of favorable and unfavorable contracts	2.4
Amortization of debt discount and financing costs	(7.2)
Unrealized loss on interest rate swaps	(26.2)
Deferred income taxes	9.1
Interest accretion on held-to-maturity debt securities	2.3
Payment received for assumption of loyalty points program liability	(6.7)
Changes in assets and liabilities	63.0
Effect of the Transactions, reorganizations, certain legal costs and net cost savings(b)	(2.5)
Other, net(c)	8.0

Adjusted EBITDA(d)	$313.1

(a)	Represents consolidated financial data for the year ended December 31, 2008, minus consolidated financial data for the nine months ended September 30, 2008, plus consolidated financial data for the nine months ended September 30, 2009.

(b)	Eliminates the effect of the Transactions, prior business reorganizations, non-recurring revenue and gains, legal expenses for certain legal matters and certain severance costs.

(c)	Eliminates stock-based compensation, foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, consulting fees paid to Apollo and certain other costs.

(d)	Adjusted EBITDA does not give pro forma effect to our acquisition of a travel business from RCI Europe and our acquisition of Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business that were completed in the fourth quarter of 2008. However, we do make such accretive pro forma adjustment as if such acquisitions had occurred on October 1, 2008 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes, senior subordinated notes and 2009 senior notes.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended September 30, 2009 to Adjusted EBITDA as required by our senior secured credit facility agreement and the indentures governing our senior notes, our senior subordinated notes and our 2009 senior notes.

Twelve Months Ended September 30, 2009 (a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(58.0)
Interest expense, net	148.8
Income tax expense	8.5
Non-controlling interest	0.8
Other income, net	(2.2)
Depreciation and amortization	207.8
Effect of the Transactions, reorganizations and non-recurring revenues and gains(b)	(7.1)
Certain legal costs (c)	—
Net cost savings (d)	4.6
Other, net (e)	9.9

Adjusted EBITDA (f)	$313.1

Interest coverage ratio (g)	2.79
Consolidated leverage ratio (h)	4.32
Fixed charge coverage ratio (i)	2.57

(a)	Represents consolidated financial data for the year ended December 31, 2008, minus consolidated financial data for the nine months ended September 30, 2008, plus consolidated financial data for the nine months ended September 30, 2009.

(b)	Effect of the Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Transactions.

(c)	Certain legal costs—represents legal costs, net of reimbursements, for certain litigation matters.

(d)	Net cost savings—represents the elimination of severance costs incurred.

(e)	Other, net—represents: (i) net changes in other reserves, (ii) the elimination of stock-based compensation expense, (iii) the elimination of foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, (iv) consulting fees paid to Apollo, and (v) other non-recurring costs related to acquisitions.

(f)	Adjusted EBITDA does not give pro forma effect to our acquisition of a travel business from RCI Europe and our acquisition of Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business that were completed in the fourth quarter of 2008. However, we do make such accretive pro forma adjustment as if such acquisitions had occurred on October 1, 2008 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes, senior subordinated notes and 2009 senior notes.

(g)	The interest coverage ratio is defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.90 to 1.0 at September 30, 2009.

(h)	The consolidated leverage ratio is defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 5.25 to 1.0 at September 30, 2009.

(i)	The fixed charge coverage ratio is defined in the indentures governing the senior notes, the senior subordinated notes and the 2009 senior notes. (Consolidated Cash Flows, as defined, which is equivalent to Adjusted EBITDA (as defined in the Affinion Credit Facility), to fixed charges, as defined). Under the terms of the indentures governing the senior notes, the senior subordinated notes and the 2009 senior notes, the fixed charge coverage ratio must be at least 2.0 to 1.0 in order to enter into certain specified transactions.

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On January 31, 2007, Holdings entered into a five-year senior unsecured term loan facility (the “Holdings Loan Agreement”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), Bank of America, N.A., and certain other banks as the initial lenders, with Deutsche Bank Securities Inc. and Banc of America Securities LLC (“BAS”) as the joint lead arrangers and book-running managers, Deutsche Bank as administrative agent, and BAS as syndication agent. The principal amount of the Holdings Loan Agreement is $350.0 million. As of September 30, 2009, loans under the Holdings Loan Agreement accrue cash interest at the rate of six-month LIBOR plus 6.75%, but the interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by adding such interest to the principal amount of the loans. Holdings has the independent ability to pay such non-cash payment in kind interest in lieu of cash interest. Interest is payable semi-annually on March 1 and September 1. Holdings made a payment-in-kind election for the interest period ended September 1, 2009, so the cash required to service its debt in 2009, net of the impact of the three interest rate swaps entered into by Holdings discussed below, is approximately $17.2 million. In August 2009, Holdings made a payment-in-kind election for the interest period ending March 1, 2010. In addition, the Holdings preferred stock entitles its holders to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings depends on our cash flows to pay its cash debt service and to pay cash dividends, if any, on its preferred stock.

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

As described above, we expect that Holdings will rely on distributions from us in order to pay cash amounts due, if any, in respect of the Holdings Loan Agreement and to pay cash dividends, if any, on its preferred stock. However, our ability to make distributions to Holdings is restricted by covenants contained in our senior secured credit facility and the indentures governing our senior notes, our 2009 senior notes and our senior subordinated notes and by Delaware law. To the extent we make distributions to Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our credit facility, our senior notes, our 2009 senior notes and our senior subordinated notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our credit facility, our senior notes, our 2009 senior notes and our senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

Debt Repurchases

During the first quarter of 2009, we purchased $2.6 million of Holdings’ indebtedness under the Holdings Loan Agreement for $1.2 million and made a payment-in-kind dividend to Holdings. During the second quarter of 2009, utilizing cash on hand and available funds under the Affinion Credit Facility (the balance of which was paid down prior to September 30, 2009), we purchased $64.0 million face amount of Holdings’ outstanding indebtedness under the Holdings Loan Agreement from an affiliate of Apollo for $44.8 million, which we continue to hold. This purchase was effected through a newly-formed non-guarantor subsidiary, Affinion Investments, LLC. We or our affiliates may, from time to time, purchase any of our or additional portions of Holdings’ indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

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

Interest Rate Swaps

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap is $150.0 million at September 30, 2009 and reduces in accordance with a contractual amortization schedule through December 31, 2010 when the swap terminates. In January 2008, the Company entered into a second interest rate swap effective February 21, 2008, which interest rate swap terminates February 21, 2011.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2009 (dollars are in millions unless otherwise indicated):

	2009	2010	2011	2012	2013	2014 and Thereafter	Total	Fair Value At September 30, 2009
Fixed rate debt	$0.1	$0.2	$0.3	$0.3	$454.2	$355.6	$810.7	$833.0
Average interest rate	11.41%	11.41%	11.41%	11.41%	11.41%	11.41%
Variable rate debt	$—	$—	$—	$648.6	$—	$—	$648.6	$648.6
Average interest rate (a)	2.75%	2.75%	2.75%	2.75%	—	—
Variable to fixed-interest rate swaps (b)								$22.2
Average pay rate	3.05%	3.03%	2.97%	2.99%
Average receive rate	0.41%	0.76%	2.20%	3.14%

(a)	Average interest rate is based on rates in effect at September 30, 2009.

(b)	The fair value of the interest rate swaps is included in other long-term liabilities at September 30, 2009.

We do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of September 30, 2009, approximately $86.0 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

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

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

        Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. Any changes to such regulations or the interpretation or enforcement thereof could materially increase our compliance costs. The risk of our noncompliance with any rules and regulations enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us or our management to fines or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and services and reduce our revenues and profitability. Certain types of noncompliance may also result in giving our marketing partners the right to terminate certain of our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing. In addition, consumer complaints with respect to our industry have resulted and may result in state and federal regulatory and other investigations. For example, on May 27, 2009, the U.S. Senate Committee on Commerce, Science, and Transportation (the “Committee”) initiated an investigation into two of our competitors, Vertrue Inc. and Webloyalty.com, Inc., in connection with their e-commerce marketing practices. On July 10, 2009, the Committee expanded the scope of its investigation to include Affinion and requested us to provide certain information about our online marketing practices. We believe that it is likely that there will be a hearing before the Committee by the end of this year. At this time, we cannot predict the timing or outcome of the investigation or what impact, if any, it may have on our online marketing business. Over the past several years, there has also been proposed legislation in several states that may interfere with our marketing practices. For example, over the past several years many states have proposed legislation that would allow customers to limit the amount of unsolicited direct mail they receive. To date, we are not aware of any state that has actually passed legislation that would create a “Do-Not-Mail” registry or which would otherwise allow customers to restrict the amount of unsolicited direct mail that they receive. We believe there are four states that are currently considering some form of “Do-Not-Mail” legislation. If such legislation is passed in one or more states, it could impede our ability to market our programs and services and reduce our revenues and profitability.

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

AFFINION GROUP, INC.

Date: October 30, 2009	By:	/s/ Todd H. Siegel
Todd H. Siegel
Executive Vice President and Chief Financial Officer

S-1