Form 10-K
period 2009-12-31
Affinion Group, Inc.
filed 2010-02-26
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2009 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of February 25, 2010 was 100.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

Unless the context otherwise requires or indicates,

•

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

•	all references to “Holdings” refer to our parent company, Affinion Group Holdings, Inc., a Delaware corporation,

•

all references to “Cendant Corporation” and “Cendant” refer to Cendant Corporation, which changed its name to Avis Budget Group in August 2006, and its consolidated subsidiaries, particularly in the context of its business and operations prior to, and in connection with, our separation from Cendant, and

•

all references to “fiscal year” are to the twelve months ended December 31 of the year referenced. In addition, a glossary of terms used in this Report to describe our business has been provided. See “Glossary.”

Item 1.	Business

Overview

We are a leading global provider of comprehensive customer engagement and loyalty solutions that enhance or extend the relationship of millions of customers with many of the largest and most respected companies in the world. We partner with these leading companies to develop and market programs that provide valuable services to their end-customers using our expertise in customer engagement, product development, creative design, and target marketing. These programs and services enable our marketing partners to strengthen their relationships with their end-customers, as well as generate significant incremental revenue, which can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by our marketing partners.

We utilize our substantial expertise in deploying various forms of customer engagement communications, such as direct mail, inbound and outbound telephony and the Internet, and in bundling unique benefits to offer valuable products and services to the end-customers of our marketing partners on a highly targeted basis.

We design programs that provide a wide range of benefits that we believe are likely to attract and engage end-customers based on their needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer considerable savings on everyday purchases. For example, we provide credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services and other products and services.

We believe we are a market leader in each of our product areas and that our portfolio of products and services is the broadest and deepest in the industry. Our scale, combined with our more than 35 years of experience, unique proprietary database, proven marketing techniques and strong partner relationships, position us to perform well and grow in a variety of market conditions.

Our comprehensive portfolio of customer engagement and loyalty solutions include:

•	marketing strategy development and management of customized marketing programs;

•	data analysis utilizing our proprietary technology and databases to target customers most likely to value our products and services;

•	design and implementation of marketing campaigns in various types of media including direct mail, online marketing, point-of-sale marketing and telemarketing;

•	development of customized and relevant products and services;

•	fulfillment, customer service and website development; and

•	loyalty program design and administration.

Business

We seek to address the needs of three primary parties in developing and implementing our customer engagement and loyalty solutions:

•	Marketing Partner Companies, which are the companies for whom we develop and manage customer engagement and loyalty programs;

•	Customers, which are the end-customers of our marketing partner companies who subscribe to one or more of our programs; and

•	Vendors, which are the third-party vendors who provide components for our products and services.

Marketing Partner Companies:

Our marketing partners are many of the leading companies in the U.S. and Europe. They enter into agreements with us to:

•	offer products and services that appeal to their customers, thereby engaging those customers in a deeper, more meaningful and more profitable relationship with them; and

•	develop customized marketing programs that leverage their brand names and, in many instances, utilize their customer contacts to offer these programs and services.

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

As of December 31, 2009, we had more than 5,500 marketing partners in a variety of industries including financial services, retail, travel, telecommunications, utilities and the Internet. Some of our leading marketing partners include JPMorgan Chase, Bank of America, HSBC, American Express, Wells Fargo, Choice Hotels and TransWorld Entertainment. By providing services directly to the end-customers of our marketing partners, we become an important part of our marketing partners’ businesses. Many of our marketing partners have been working with us for over ten years.

Customers:

Our customers value participation in our programs because of the attractive benefits we provide at a reasonable price, the ease of use of our products, and the high level of service we deliver. Depending on the nature of the relationship we have with a given marketing partner, end-customers may either purchase our programs directly from us or are provided our services through our partner. Our top ten U.S. marketing partners and their end-customers generated approximately 71% of our U.S. membership revenue in 2009, which represented approximately 45% of our total revenue in 2009.

As of December 31, 2009, we had approximately 63.6 million customers enrolled in our membership, insurance and package programs worldwide and approximately 105 million customers who received credit or debit card enhancement services or loyalty points-based management services.

Vendors:

We contract with a large number of third-party vendors to provide components for many of our products and services. Our vendors value their relationships with us because we provide them with significant incremental revenue through unique and complementary marketing channels. Generally, our relationships with key vendors are governed by long-term contracts. By combining the services of our vendors with our in-house capabilities, we are able to offer over 30 core products and services with over 460 unique benefits and support more than 5,100 versions of products and services representing different combinations of pricing, benefits configurations and branding.

We have organized our business into two operating units:

Affinion North America. Affinion North America is comprised of our Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

•

Membership Products. We design, implement and market subscription programs that provide members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, travel, automotive and home improvement.

•

Insurance and Package Products. We market accidental death and dismemberment (“AD&D”) and other insurance programs and design and provide checking account enhancement programs to financial institutions.

•

Loyalty Products. We design, implement and administer points-based loyalty programs. As of December 31, 2009, we managed approximately 527 billion points with an estimated redemption value of approximately $5.2 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

Affinion International. Affinion International is comprised of our Membership, Package and Loyalty customer engagement businesses outside North America. We expect to leverage our current European operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” and Note 16 to our audited consolidated financial statements included elsewhere herein for additional financial information about these business segments. In addition, see Note 16 to our audited consolidated financial statements included elsewhere herein for additional financial information by geographic area.

Business Model

Our business model is characterized by substantial recurring revenues, strong operating margins and significant cash flow. We structure our contractual relationships with our marketing partner companies to support our strategy to pursue the most profitable opportunities for our marketing expenditures. We generate revenues primarily through the sale of our value-added subscription-based products and services to the end-customers of our marketing partners and customers who we bill on a monthly, quarterly or annual basis.

We also generate revenues directly from our marketing partners that choose to market our products and services on a wholesale basis to their customers directly and typically pay us a monthly fee per enrolled customer. The amount of the fees varies depending on the products and services that we offer.

As a result, a substantial portion of our revenues consists of subscription payments and service fees that are recurring in nature. Revenue from our existing customer base has historically generated over 80% of our next twelve months net revenue.

Competitive Strengths

We generally offer our products and services through affinity direct marketing, which is a subset of the larger direct marketing industry. Affinity direct marketing involves marketing products and services to a marketing partner’s base of customers. This generally results in higher customer receptiveness as those customers recognize and trust the marketing partner and its brands. In addition, using our marketing partners’ logos and trademarks in our marketing materials provides customers with additional assurances and validation as to the quality of the program or service we are offering. We believe that marketing associated with well-known brands of leading, well-respected companies provides a significant advantage over other forms of direct marketing.

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

We believe our proprietary database increases the efficiency of our marketing, enhances the profitability of our marketing expenditures, allows us to better engage with our customers, and helps us to continue to secure and maintain long-term relationships with marketing partners.

Expertise in Various Marketing Methods and Types of Media. We have conducted more than 87,000 customer engagement and loyalty program marketing campaigns over the last ten years. We utilize a variety of direct engagement media to market our programs and services, including direct mail, point-of-sale marketing, inbound telemarketing, outbound telemarketing, voice response unit marketing and online marketing. We operate a full-service creative agency with expertise in utilizing a wide variety of customer acquisition media.

We believe that our expertise provides our marketing partners substantial flexibility in managing and enhancing their customer relationships and provides superior returns on our marketing expenditures.

Product Management and Development Capability. We manage a broad range of membership, package and insurance products which are embedded into the customer engagement and loyalty solutions we market to the end-customers of our affinity marketing partners. Our products are designed to address consumer needs and incorporate a range of lifestyle and protection benefits related to insurance, travel, health care, identity theft protection, entertainment, shopping and loyalty rewards, among other things. We continually research, develop and test new products and benefits that are relevant to customers and build loyalty and value for our marketing partners. We market both our own customer engagement and loyalty solutions as well as those of our marketing partners, where appropriate, to meet customer needs.

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

Strong, Long-Term Relationships with Marketing Partners. We have a long history of providing comprehensive customer engagement and loyalty solutions and marketing services to leading companies in the U.S. and Europe, and we believe that the strength and breadth of our relationships with our marketing partners provide us with a competitive advantage in maintaining stable, diversified and predictable sources of revenue. Our relationships span a wide variety of industries, such as financial, retail, travel, telecommunications, utilities, and the Internet and other media.

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

Attractive Operating Model with Significant Free Cash Flow Generation. We collect a substantial majority of our revenues on a recurring basis from our marketing partners and their end-customers. Our business requires very little capital to support our growth, and annual capital expenditures typically represent a small percentage of revenues. In addition, we benefit from certain tax attributes under §338(h)(10) of the Internal Revenue Code that will reduce our cash taxes in the future and further enhance our ability to generate strong, recurring cash flows. Tax deductions remaining under this provision as of December 31, 2009 amounted to approximately $1.3 billion and are expected to result in deductions of up to approximately $120 million per year for the next eleven years. Consequently, we benefit from high predictability in the operation of our business, low volatility in our revenues and earnings, and enhanced ability to manage our business, service our indebtedness and pay dividends to stockholders. Since the Acquisition, we have made $205 million in voluntary prepayments on our indebtedness from operating cash flows and a $6.4 million annual prepayment based on excess cash flows through December 31, 2008, and will make an additional payment of approximately $20 million in the first quarter of 2010.

Committed and Experienced Management Team. We believe that our senior management and our talented and experienced professionals are a principal reason why we have achieved significant success in all of our businesses. With the exception of Leonard Ciriello, our General Counsel and Executive Vice President who has been with us since February 17, 2009, each of our five other senior executives has at least eight years of experience with Affinion. Led by our chairman and chief executive officer, Nathaniel J. Lipman, who has been with us for over ten years, our six senior executives have a combined 54 years of experience with Affinion. We believe that the extensive experience and financial acumen of our management and marketing professionals provide us with a significant competitive advantage.

Competition

We are a leading affinity direct marketer of value-added membership, insurance and package enhancement programs and services with a network of more than 5,500 marketing partners, approximately 63.6 million membership, insurance and package customers enrolled in our programs worldwide and approximately 105 million customers who received credit or debit card enhancement services and loyalty points-based management services. Our leadership position in the growing affinity direct marketing industry is due to our 35-year track record, our experience from over 87,000 customer engagement and loyalty program marketing campaigns conducted over the last decade and our core strengths in the areas of multi-media marketing, data analytics, customer service and operations. We also believe our portfolio of programs and benefits is the broadest in the industry. We offer over 30 core products and services with over 460 unique benefits and support more than 5,100 versions of products and services representing different combinations of pricing, benefit configurations and branding.

Our competitors include any company seeking direct and regular access to large groups of customers through any affinity-based direct media contact. Our products and services compete with those marketed by financial institutions and other third parties who have marketing relationships with our competition, including large, fully integrated companies that have financial, marketing and product development resources that are greater than ours. We face competition in all areas of our business, including price, product offerings and product performance. As a whole, the direct marketing services industry is extremely fragmented, with over 3,100 providers of various services. Most of these companies are relatively small and provide a limited array of products and services. In general, competition for the consumer’s attention is intense, with a wide variety of players competing in different segments of the direct marketing industry. More specifically, competition within our business lines comes from companies that vary significantly in size, scope and primary core competencies.

Membership Products. The membership services industry is characterized by a high degree of competition. However, strong and established relationships with marketing partners can mitigate the impact of competition. Participants in this industry include membership services companies, such as United Marketing Group, Encore, Synapse, Vertrue, Webloyalty and Intersections, as well as large retailers, travel agencies, insurance companies and financial service institutions.

Insurance and Package Products. Participants in the U.S. in the direct marketing of insurance programs include Aegon, Coverdell (a unit of Vertrue), AIG, Assurant, CUNA, UnumProvident and Securian.

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

International Products. In Europe, key competitors in the package enhancement business include Card Protection Plan, MobileServ Limited, and Lifestyle Service Group in the U.K., Société de Prévoyance Bancaire in France, Europe Assistance in Italy, and Sreg MehrWert Servicegesellschaft and Payback in Central Europe. On the membership side of the business, participants include Card Protection Plan across multiple markets, as well as large retailers, travel agencies, insurance companies and financial service institutions.

Business Strategy

Our strategy is to pursue initiatives that maintain and enhance our position as a leading global provider of comprehensive customer engagement and loyalty solutions that enhance or extend the relationship of millions of customers with our marketing partners and to focus on attractive opportunities that will increase our profitability and cash flows. The key elements of our strategy are:

Optimize Our Marketing Investment. Our ability to adjust and optimize the allocation of our marketing expenditures across all of our marketing partners, products and geographic regions will help us continue to maximize the returns on each customer engagement and loyalty marketing campaign. We target minimum returns on investment for all of our marketing expenditures, incorporating the expected revenues, persistency of end-customer tenure, commission rates and servicing and other variable costs for those customers who respond. Our goal is to maximize the average contribution per customer over the lifetime of that customer relationship, which we expect will maximize the growth of our cash flows, even though the aggregate number of customers we serve may grow at a slower rate or decline. For example, in the past five years we have grown the average revenue per member in our membership business at a compound annual rate of approximately 9%, from $52.86 in 2004 to $81.49 in 2009.

Grow Our International Operations. We believe that we are well positioned to provide our marketing partners with comprehensive offerings on a global basis. We have grown our international retail membership operations by leveraging our significant U.S. experience to offer subscription products similar to existing U.S. subscription products to the end-customers of our European marketing partners. In addition, our European package business has grown through unique product offerings, enhanced customer services and delivery of benefits. We are also planning to expand our operations into new countries and geographic regions. We intend to continue our growth in the international markets through both organic initiatives including geographic expansion as well as the continued evaluation of strategic acquisitions that strengthen our engagement solutions, grow our distribution capabilities or enhance our scale. In 2009, we expanded our international operations by leveraging our European centers of excellence to enter the Spanish market. We also strengthened our international business in continental Europe with the acquisition of an Italian package business.

Focus on New Program Development. We continually develop and test new programs to identify consumer trends that can be converted into revenue-enhancing and customer engagement-building opportunities, for instance, loyalty and enhancement services, fraud and theft protection products, fully underwritten insurance programs, and purchase warranty offerings. We will also consider acquisitions of new and complementary products and technology to further enhance our offerings and generate additional revenue.

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

Industry Overview

Direct marketing is defined by the Direct Marketing Association (the “DMA”) as any direct communication to a consumer or business that is designed to generate a response in the form of an order. Affinity marketing is a subset of the larger direct marketing industry which involves direct marketing to the customers of institutions, such as financial service providers and retailers, using the brand name and customer contacts of such institution. We believe that marketing associated with the brand of a marketing partner provides a significant advantage over other forms of direct marketing. Affinity direct marketing provides us with access to our marketing partners’ large customer base, generally results in higher response rates as customers recognize and trust our marketing partners’ brands, and provides additional credibility and validation as to the quality of the program or service we are offering. Marketing partners benefit as they are able to promote their brands while offering additional programs and services, which strengthens their relationships with their customers and generates incremental revenue for them.

The DMA estimates that overall sales in the U.S. generated by direct marketing initiatives will grow at a 5.1% compound annual growth rate from 2009 to 2014.

Industry research indicates that growth in direct marketing sales results from the following:

(1)	increasing direct marketing expenditures; and

(2)	marketers shifting their budgets from branding campaigns to direct marketing campaigns due to their increased measurability and effectiveness.

Marketers with direct customer contacts or with large marketing databases are expected to continue to pursue direct marketing initiatives, such as those offered by us, to increase customer penetration in an environment where attracting and retaining customers is becoming increasingly challenging. As a result, direct marketing-driven sales as a percentage of total sales have been rising. Sales generated by direct mail, one of our primary marketing media, are projected by the DMA to grow at a compound annual growth rate of approximately 3.8% from 2009 through 2014 in the U.S. Online media, a growth vehicle for the industry, represents the fastest growing direct marketing medium due to the increasing use of the Internet and its significantly lower communication costs. DMA projects a compound annual growth rate of approximately 10.3% for internet media from 2009 to 2014 in the U.S.

Industry and market data used throughout this Report were obtained from the Direct Marketing Association’s 2010 Statistical Fact Book (2010 Edition). While we believe that the research and estimates are reliable and appropriate, we have not independently verified such data nor have we made any representation as to the accuracy of such information.

Company History

We have more than 35 years of operational history. The business started with membership products in 1973 through the formation of Comp-U-Card of America, Inc. (“CUC”). Between 1985 and 1986, CUC acquired the insurance and package enhancement products of Financial Institution Services, Inc. and Madison Financial Corporation, both of which were formed in 1971. In 1988, CUC acquired National Card Control, Inc., which was formed in 1981 and provided loyalty solutions and package enhancement programs. Our international products were started by CUC in the early 1990s. In 1997, CUC merged with HFS Incorporated to form Cendant Corporation. The international products were rebranded as Cendant International Membership Services after the formation of Cendant. In 2001, the U.S. membership products were rebranded as Trilegiant and the loyalty solutions products were rebranded as Trilegiant Loyalty Solutions. The insurance and U.S. package enhancement products were rebranded as Progeny in 2002. In 2004, we realigned our organizational structure and began integrating the historically separate businesses in order to have a unified approach to the marketplace.

In 2005, we entered into a purchase agreement with Cendant pursuant to which we purchased from Cendant all of the equity interests of Affinion Group, LLC or AGLLC (known as Cendant Marketing Services Group, LLC prior to the consummation of the Acquisition) and all of the share capital of Affinion International Holdings Limited or AIH (known as Cendant International Holdings Limited prior to the consummation of the Transactions). See “Item 13. Certain Relationships and Related Transactions, and Director Independence—The Acquisition—Purchase Agreement.”

Marketing

We provide our customer engagement and loyalty solutions through retail and wholesale arrangements, or combinations of both. Under a retail arrangement, we usually market our products to a marketing partner’s end-customers by using that marketing partner’s brand name and customer contacts. In retail arrangements, we typically bear or share the acquisition marketing costs. Under structures where we bear all or most of the acquisition marketing costs, we typically incur higher up-front expenses, but pay lower commissions on related revenue to our marketing partners. Under structures where our marketing partners share more of the acquisition marketing costs, we typically have lower up-front expenses, but pay higher commissions on related revenue to our marketing partners.

Under a wholesale arrangement, the marketing partner markets our products and services to its customers, collects revenue from the customer, and typically pays us a monthly fee per participant. Under this type of arrangement, we usually also provide other services to our marketing partners, including enrollment, fulfillment, customer service and website development.

We utilize a variety of media to offer our customer engagement solutions, including direct mail, point-of-sale marketing, inbound telemarketing, outbound telemarketing, voice response unit marketing and online marketing. We have a full-service, in-house creative agency with expertise in utilizing all varieties of customer acquisition media. We use a network of third-party operators for inbound and outbound telemarketing and develop all direct mail programs in-house, utilizing third parties only for limited services such as printing. In addition, we use standardized scripts and direct mail materials that are repeatedly tested and updated to ensure consistent quality and the maximum effectiveness for each marketing campaign.

We utilize financial models that are designed to target and predict returns over a five-year period for marketing expenditures related to membership programs and a seven-year period for marketing expenditures related to insurance programs. These models are used to determine the minimum response rate required to attain a targeted return per marketing campaign, net of attrition, applying an appropriate cost of capital. Our marketing systems model individual customer engagement and loyalty program marketing campaigns across multiple media and product offerings utilizing extensive data, customer contacts and the results of over 87,000 marketing campaigns conducted over the last decade. We typically target a minimum profitability return after all costs for all marketing expenditures related to membership, package and insurance products.

Direct Mail. We have developed considerable expertise in direct mail marketing, which remains our largest marketing medium in terms of new member acquisition, accounting for 35% of new joins globally in 2009. Our direct mail operations incorporate a variety of mailing types, including solo direct mail, detachable inserts, credit card inserts, statement inserts, promotion inserts, and other printed media. Additionally, we continually test variations of direct mail solicitations to drive higher customer response rates.

Point-of-Sale Marketing. Point-of-sale marketing offered at our financial institution partners’ branch networks is the primary distribution medium for our checking account package enhancement products. Point-of-sale marketing of Affinion programs is also offered at our retail partners’ stores. Point-of-sale marketing utilizes a variety of promotional and display materials at these locations to create interest and drive program inquiries and enrollments. Our marketing partner representatives coordinate sales with the opening of new accounts and sale transactions. We also train marketing partners’ point-of-sale personnel in sales techniques for our programs.

Live Operator Inbound Telemarketing (“Transfer Plus” and “Customer Service Marketing”). Transfer Plus is a live-operator call transfer program which operates out of marketing partner call centers, and has proven successful in converting customer service calls into revenue opportunities. In Transfer Plus, qualified callers of a marketing partner are invited to hear about a special offer, and those callers who express interest in that offer are transferred to our representatives to hear more about the product or service. Customer Service Marketing is similar to Transfer Plus, however, the marketing partner’s representative continues with the sales process instead of transferring the call to us. These programs are easy to implement, and we handle all training and promotions. It also provides a no-cost employee retention program for our marketing partners as agents earn cash/awards from us for every call handled or transferred.

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

Online Marketing. We formed a dedicated Internet group for our North American membership products in late 2003 to offer our products and services online more efficiently and effectively. In 2006, we expanded our overseas online capabilities which allowed us to begin marketing our products and services online in Europe and to expand several of our offline relationships to include online marketing and product benefit delivery with several significant marketing partners. In 2009, we recorded approximately 1.4 million new members through online membership acquisition programs, compared to approximately 1.8 million new members in each of 2008 and 2007.

Our online marketing initiatives include pursuing new marketing partnerships (e.g. online retailers, travel providers, and service providers), expanding relationships with traditional marketing partners via the Internet (notably financial institutions who allow us to market to their online banking customers), as well as offering our products and services directly to customers. We use click-through advertising, search and email marketing methods to enhance our online customer acquisition techniques.

Products and Services

Membership Products. We market various private-label products and services to individuals in North America, primarily through marketing arrangements with our affinity marketing partners. The membership products offer members benefits and value-added services in the growing market of credit monitoring and identity-theft resolution services, which are intended to improve the member’s sense of security and well-being, as well as discounts on many brand categories along with shop-at-home convenience in such areas as retail merchandise, travel, automotive and home improvement.

Our principal membership products include:

Product	Description	Key Features
	Complete credit security solution with advanced monitoring and proactive management tools that enable members to retain more control over their personal data and prevent fraudulent activity	• Access to credit reports, credit monitoring, fraud resolution • Online monitoring of social security numbers, credit cards and other personal data • Identity theft expense reimbursement

	Access and monitoring of credit report, credit score and credit history to help members manage their credit and prevent identity theft	• Access to credit data from all three credit bureaus • Credit monitoring from one or all three credit bureaus • Fraud resolution • Identity theft expense reimbursement

	Credit card and document registration	• Cancellation/replacement of credit cards with fraud liability, sales price and return guarantee protection • Emergency cash advance and airline ticket replacement

	Computer and internet security protection	• Virus protection • Personal firewall and spam blocker • Parental internet control • Spyware protection • PC repair reimbursement for physical and virus damage

Product	Description	Key Features
	Discount travel service program offering a low-price guarantee on booking airline, hotel and car rental reservations	• 5% cash back • 24/7 full-service travel agency

Discount shopping program offering savings of 10%-50% off manufacturers’ suggested retail price on brand name consumer products

•       200% low-price guarantee for 60 days; automatic 2-year warranty on most items

•       Discount on over 16,500 items from more than 950 brand name manufacturers

•       3.5% cash back on online orders of most items

	Discount program with preferred prices on new cars and discounts on maintenance, tires and parts	• Emergency roadside assistance for up to 3 times per year • Up to 15% in service center network savings

Discount program offering savings on dining, shopping, hotels, and admission to individual and family-oriented leisure activities

•       Coupon book with entertainment, shopping and dining savings from approximately 400 national brands

•       Clip-and-save coupons from national retailers and entertainment locations

•       Dining discount of up to 50% at almost 60,000 U.S. restaurants

	Discount program offering savings on home improvement and repair	• Benefits of Shoppers Advantage ® • Discount on home-related purchases and services • Approximately 67,000 pre-screened contractors • 60-day low price guarantee

	Customer service that extends manufacturers’ warranties	• Automatic five-year warranty extension • 20%–50% repair cost protection • New purchase price protection for 60-90 days

	Discounts on a variety of health-related programs and services	• 5%–25% discount off fees at approximately 400,000 practicing practitioners • 5%–35% discounts on prescriptions, dental, vision, hearing and preventive care

	Insurance coverage service for breakdowns of household systems and appliances	• 24-hour, 365-day coverage with repair service network of over 25,000 pre-screened service professionals

In 2009, more than 28% of our membership program members joined as a result of direct mail marketing. Other forms of marketing include telemarketing, customer service marketing, voice response unit marketing and our online initiatives. Membership programs are mostly offered on a retail basis, where customers pay us an annual or monthly membership fee. In return, we usually pay our marketing partners commissions on initial and renewal memberships based on a percentage of the membership fees we collect. We also offer our products and services under wholesale arrangements in which our marketing partners incur the marketing expense and risk of campaign performance and pay us a monthly fee and other fees for the administration and fulfillment of these programs.

Insurance. We offer four primary insurance programs that pertain to supplemental health or life insurance. These programs, including AD&D, represent our core insurance offerings and the majority of our annual insurance revenue. Our principal insurance products include:

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

We market our insurance products primarily by direct mail, telemarketing and the Internet. We use retail arrangements with our marketing partners when we market our insurance products to their end-customers. We earn revenue in the form of commissions from premiums collected as well as from economic sharing arrangements with the insurance carriers that underwrite the policies that we market. While these economic sharing arrangements have a loss-sharing feature that is triggered in the event that the claims made against an insurance carrier exceed the premiums collected over a specified period of time, historically, we have never had to make a payment to insurance carriers under such loss-sharing feature.

Package. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions. We believe we are the largest distributor of checking account package enhancement programs in the U.S. We provide our marketing partners with a portfolio of approximately 45 benefits in such areas as travel and shopping discounts, insurance and identity-theft resolution to create customized package offerings for their customers. For example, a financial institution can bundle retail checking enhancements such as grocery coupon packages, medical emergency data cards, movie ticket discounts, telephone shopping services, car rental discounts, half-price hotel directories, hotel savings, dining discounts, and other benefits, with a standard checking or deposit account and offer these packages to its customers for an additional monthly fee.

Additionally, through our NetGain program, our marketing partners engage us to perform customer acquisition marketing campaigns on their behalf. In exchange for a fee, which is typically paid by our marketing partners for each customer acquisition campaign we perform, we provide marketing strategy, customer modeling, direct mail support and account management services.

Our principal package products include:

Product	Description	Key Features
	Package of benefits tied to customer checking accounts in the U.S.	Broad array of features includes shopping, travel and security benefits

	Package of benefits focused on office management and business discounts	Business services and solutions

	Health savings package includes discounts on prescriptions, dental and vision care and AD&D insurance	Health-oriented programs

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

Loyalty Products. We manage loyalty solutions products through Affinion Loyalty Group (“ALG”), which is a process outsourcer for points-based loyalty programs such as General Motors’ reward programs and Wyndham Rewards(SM). We believe we are a leader in online points redemption as we managed approximately 527 billion points for our customers as of December 31, 2009. ALG’s loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements.

In 2008, we assumed all of the liabilities and obligations of certain ex-Cendant entities relating to a loyalty program operated by these ex-Cendant entities for a major financial institution. The obligations that we assumed included the fulfillment of the then-outstanding loyalty program points. With the exception of the loyalty program points assumed in connection with that transaction and the loyalty points earned by credit card holders under this program, we do not typically retain any loyalty points-related liabilities. We typically charge a per-member and/or a per-activity administrative fee to clients for our services.

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

Rewards Fulfillment

Ownership of vendor management, inventory and fulfillment of program rewards

Works directly with over 190 vendors to obtain rewards and provides loyalty partners with access to more than 16,500 available merchandise models

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

Our principal international membership products include:

Product	Description	Key Features
Sentinel® Gold	Protection for all credit and debit cards against loss or theft	• Services including change of address and luggage and key retrieval • Emergency services including medical, airline ticket replacement and hotel bill payment • Lost cash and wallet/purse insurance

Privacy Guard®	Access to and monitoring of credit report, credit score and credit history to help prevent identity theft	• Online and offline single bureau reporting • Credit monitoring • Full fraud resolution • Identity theft insurance

Leisure Time™	Access to year-round discounts on dining, days out and event tickets	• 25% discount on dining bills at over 370 restaurants in the U.K. • 10% discount on concert and other event tickets • Discounted entry to select attractions and other 2-for-1 promotions

PCProtection Plus™	Online security and protection product with identity theft protection	• Virus protection and personal firewall software • Spam blocker and anti-spyware software • Identity theft insurance • PC repair insurance for accidental and virus damage

Our principal package enhancement products are marketed through our financial institution marketing partners and provides a package of a broad array of benefits, including shopping, travel and security, to checking account customers in Europe. In addition to the identity-theft resolution and credit monitoring programs launched in the U.K., Affinion International markets its travel program, its shopping program and its dining and leisure programs in the U.K. and across our European footprint.

Marketing Partner Companies.

We are able to provide our customer engagement and loyalty solutions by utilizing the brand names and customer contacts of our marketing partners. Our diversified base of marketing partners includes more than 5,500 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and Internet. Select marketing partners include JPMorgan Chase, Bank of America, HSBC, American Express, Wells Fargo, Choice Hotels and TransWorld Entertainment.

Typically, our agreements with our marketing partners for the marketing and servicing of our retail membership products are for fixed terms which automatically renew and may be terminated upon at least 90 days’ written notice. While we generally do not have continued marketing rights following the termination of any such agreements, the vast majority of our marketing agreements allow us to extend or renew existing memberships and bill and collect associated membership fees following any termination. While we usually do not have rights to use marketing partner branding in new marketing following termination of a marketing agreement, the products we provide to members are either our standard products which do not require our marketing partner’s branding, or are co-branded products for which we typically have the ability to continue to service as co-branded products. Generally, our marketing partners agree not to solicit our members for substantially similar services both during the term of our agreement and following any termination thereof.

Membership Products. We have over 700 marketing partners in multiple industries. Some of our largest marketing partners, such as Bank of America and JPMorgan Chase, have been marketing with us for over 10 years. Our top ten U.S. marketing partners and their end-customers generated approximately 71% of our U.S. membership revenue in 2009, which represented approximately 45% of our total revenue in 2009. The end-customers of our largest U.S. marketing partner generated approximately 13% of our U.S. membership revenue in 2009.

Insurance and Package Products. Our insurance marketing partners consist of approximately 3,650 financial institutions including national financial institutions, regional financial institutions and credit unions. End-customers of our top 10 marketing partners generated approximately 40% of our gross insurance revenue in 2009. Our package enhancement marketing partners are comprised of approximately 2,200 national financial institutions, regional financial institutions and credit unions. End-customers of our top 10 U.S. marketing partners generated approximately 30% of our U.S. package enhancement revenue in 2009. In addition, we have held the endorsement of the American Bankers Association of our account enhancement programs in the U.S. for over 15 years.

International Products. Our international marketing partners include some of Europe’s most prominent retail banks. Additionally, we own a 50% investment in Cims South Africa Ltd., a joint venture that offers wholesale package enhancement programs in South Africa, similar to those offered in Europe.

Customers

As of December 31, 2009, we had approximately 63.6 million membership, insurance and package customers enrolled in our programs worldwide and approximately 105 million customers who received credit or debit card enhancement services and loyalty points-based management services. We offered our programs and services to our customers through our more than 5,500 marketing partners as of December 31, 2009. We market to customers using direct mail, online marketing, point-of-sale marketing, telemarketing and other marketing methods.

Membership Products. As of December 31, 2009, we had approximately 9.2 million members in the U.S. We target end-customers of our marketing partners who are willing to pay a fee to gain access to a multitude of discount programs or want to improve their sense of security and well-being. Our focus is on maximizing revenue and profitability per member over a five-year period, rather than the number of active members in our programs.

Insurance and Package Products. As of December 31, 2009, we had approximately 28 million insurance end-customers in the U.S. We rely on access to our marketing partners’ large customer bases to market our insurance programs. The insurance products we market, such as AD&D, provide customers with peace-of-mind benefits should they suffer a serious injury or loss.

As of December 31, 2009, we provided our U.S. package products to approximately 7.4 million customers. Approximately 2,200 financial institutions utilize our package products to increase customer affinity, increase response and retention rates and generate additional fee income.

Loyalty Products. In our ALG operations, we worked with approximately 75 marketing partners as of December 31, 2009, and provided enhancement and loyalty products to approximately 105 million customers. These marketing partners include leading financial institutions, brokerage houses, premier hotels, timeshares and other travel-related companies. We provide points-based loyalty products and benefit package enhancement products that they in turn offer to their customers. Many of the principal ALG partner agreements have a term of at least two years, and we typically charge a per-member and/or a per-activity administrative fee to clients for our services.

In 2008, we assumed all of the liabilities and obligations of certain ex-Cendant entities relating to a loyalty program operated by these ex-Cendant entities for a major financial institution. The obligations that we assumed included the fulfillment of the then-outstanding loyalty program points. With the exception of the loyalty program points assumed in connection with that transaction and the loyalty points earned by credit card holders under this program, we do not typically retain any loyalty points-related liabilities.

International Products. As of December 31, 2009, we had approximately 17.2 million international package customers and approximately 1.9 million members in 14 countries, primarily in Europe.

Third-Party Vendors

We partner with a large number of third-party vendors to provide fulfillment of many of our programs and services. Generally, our relationships with key vendors are governed by long-term contracts. As we have a large number of vendors, we are generally not dependent on any one vendor and have alternative vendors should we need to replace an existing vendor. We believe we have very good relationships with our vendors, who value their relationship with us as we are able to provide them with access to a large customer base through our marketing partners, many of whom are leaders in their respective industries. In addition, because we purchase large volumes of services across our various businesses, we are able to achieve significant price discounts from our vendors.

Membership Products. We partner with a variety of third-party vendors to provide services, benefits and fulfillment for many of our membership programs. Some of our largest vendor relationships relate to the provisions of certain benefits embedded in our PrivacyGuard ® membership product and AutoVantage ® membership product.

Insurance and Package Products. The Hartford, Inc. (“The Hartford”) is our primary carrier for the majority of our insurance programs. The Hartford is one of our largest suppliers. Despite the strong relationship, our contract with The Hartford is non-exclusive. We also have contractual relationships with other insurance underwriters, including American International Group and The Chubb Group.

Our package enhancement products combine both insurance and membership products to create a unique enhancement package that our marketing partners provide to their end-customers. Generally, programs include AD&D insurance and travel discounts that are supplied by our membership and insurance benefit vendors.

Loyalty Products. ALG acts as a business process outsourcer for points-based loyalty products and provides enhancement benefits to credit and debit card issuers. While many of the services ALG provides are sourced in-house as a result of ALG’s proprietary technology platform and program design support, third-party suppliers are used to provide additional benefit enhancements. These benefit enhancements are supplied by our membership and insurance benefits vendors.

International Products. Affinion International services its marketing partners using a variety of third-party vendors to provide benefits, fulfillment and delivery for some of our programs. In addition, Affinion International also has key supplier relationships with third parties for its benefits related to sports and entertainment events as well as the provision of certain benefits embedded in our PrivacyGuard ® membership product. Affinion International also uses third-party suppliers for its print and fulfillment products.

Product Development

Product development is integral to our ability to maximize value from each of our marketing campaigns and marketing partner relationships. In developing our products, we focus on maximizing margins and cash flows, leveraging marketplace trends and increasing loyalty, with a critical key focus on the needs of the consumer. When we develop new products, we take into account not only the combination of benefits that will make up the product, but the characteristics of the customers to whom we will market the product and the marketing channel that will be used to reach these customers. Developing new products involves the creation of test products and feasibility studies to evaluate their potential value, as well as bundling existing products and benefits into new packages.

We also research, build and launch custom partner programs that we create uniquely for marketing partners to address the specific needs of these marketing partners and their end-customers.

Operations

Our operations group provides global operational support for all of our customer engagement and loyalty solution initiatives, including management of our internal and outsourced contact centers, as well as certain key third-party relationships. The group is charged with improving cost performance across our operations while enhancing revenue and bottom-line profitability through increased customer satisfaction and retention.

Processing. The processing responsibilities of the operations group can be divided into: (1) enrollments; (2) fulfillment packages; (3) billing; (4) merchandise delivery; and (5) travel fulfillment.

Enrollments. Enrollment information is sent to us through a variety of different media, including mail, electronic file transfer from marketing partners and telemarketing vendors and the Internet. Average turnaround time from receipt to enrollment is 24 hours. On average, we process over 1 million enrollments per month.

Fulfillment Packages. Fulfillment packages, which include enrollment materials and premiums (e.g., gift cards, coupons and “hard” premiums such as MP3 players) sent to customers via mail and electronically, are produced in thousands of combinations for our membership, insurance and package enhancement programs. Fulfillment orders are generally transmitted to the appropriate fulfillment vendor by 5 a.m. the next business day following receipt of the order. Physical fulfillment assembly and distribution in North America is completed by our facility in Franklin, Tennessee or by outsourced vendors. Physical fulfillment assembly and distribution in Europe is completed in five locations across Europe and totals around 20 million pieces per year. Approximately 70% of these pieces are completed by third-party vendors with the remainder being completed in-house by Affinion International employees. We are increasingly employing electronic delivery of membership materials and fulfillment packages, which drives further cost reductions.

Billing. We have the ability to accept a variety of different payment account types, including Visa (debit and credit), MasterCard (debit and credit), American Express, Discover, oil and retail company proprietary cards, PayPal™, mortgage loans, and checking and savings accounts. Domestically, we process more than 179 million billing transactions each year for our membership, insurance and package products. We use both generic and direct processing methods and work closely with a variety of payment processors and our marketing partners to maximize our ultimate collection rates.

Merchandise Delivery. Shoppers Advantage maintains a virtual inventory of approximately 17,200 items, covering more than 950 brands sourced through a best-in-class direct-ship network of 170 direct-ship vendors. We manage the process of customer purchases of these products, but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered. By pooling the purchasing power of our membership products and other products, including ALG’s loyalty programs, we achieve price reductions on the products we offer and deliver value to our customers. Merchandise sales between our merchandise vendors and members of more than 3 million units totaled more than $137 million in 2009, of which more than $21 million is included in our 2009 net revenues. Approximately 95% of these sales were made via the Internet or electronic file, with the rest coming through the contact centers. Shoppers Advantage members account for 9%, ALG programs account for 75% and gift card transactions account for the remaining 16% of customer sales.

Travel Fulfillment. TAS, our full-service travel agency, is dedicated primarily to servicing our customers; however, it also provides travel agency services to Resort Condominiums International, LLC and CheapTickets.com, each of which was an affiliate of Cendant. We believe that TAS is one of the ten largest leisure travel agencies in North America.

TAS travel consultants use the Galileo International GDS booking system, which offers 430 airlines, 25 car rental companies, 87,000 hotel properties, Amtrak, VIARail (Canada) and 13 national rail systems. This system provides us with access to online fares and electronic ticketing capability on 143 air carriers. Because TAS takes bookings primarily for its members, TAS is able to shift the bookings from one travel vendor (airline, hotel, car rental, etc.) to another, depending on which is more cost advantageous. Reservation and support services are provided by a combination of internally managed call centers, outsourcing relationships, and more than ten branded websites.

Contact Call Centers. Our contact call centers provide high-quality, predominantly inbound telemarketing service and retention support. We are committed to using internally managed and outsourced contact call centers to effectively handle peak service levels while achieving a semi-variable cost structure. Currently, 20 facilities handle call volume, of which 11 are internally managed (4 in North America and 7 in Europe) and 9 are outsourced.

Our contact call centers handle approximately 20 million customer contacts per year, 15 million of which are related to membership programs, 4 million to international programs and the rest spread relatively evenly across insurance, package, travel reservation, and loyalty. The contact call centers provide a primary point of interaction with our customers, driving customer satisfaction, retention and ultimately, profits. To this end, we are focused on implementing ways to improve service levels and set the necessary quality benchmarks to assure third-party vendors are performing at high levels. At the same time, we have reduced the number of our internally managed contact call centers and increased the use of outsourcers, producing significant cost reductions and an improved variable cost structure.

Information Technology

Our information technology team, comprised of approximately 440 employees worldwide, operates and supports approximately 180 individual applications. Membership, package and insurance products and services are distributed through a multiple media approach, which allows us to interface with our marketing partners’ customers in a variety of ways to enhance file penetration in a cost effective manner. Our systems are able to manage marketing campaigns across all media. Servicing and subscription requests are processed through a workflow and messaging interface with our vendors and are stored within our subscriber management platform. This framework allows us to keep a virtual inventory of programs and services, as well as store customer information for future marketing data mining. Customer servicing and billing information is fed into the financial ledger and business intelligence platform for billing and future marketing analysis.

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

Employees

As of December 31, 2009, we employed approximately 3,600 people, of which approximately 64% are located in North America and the remaining 36% are in our international offices.

Governmental and Regulatory Matters

The direct marketing industry is subject to U.S. federal and state regulation as well as regulation by governments and authorities in foreign jurisdictions. Certain regulations that govern our operations include: federal, state and foreign marketing laws; federal, state and foreign privacy laws; and federal, state and foreign insurance and consumer protection regulations. Federal regulations are primarily enforced by the Federal Trade Commission (the “FTC”) and Federal Communications Commission (the “FCC”). State regulations are primarily enforced by individual state attorneys general. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

Federal and State Marketing Laws. The FTC and each of the states have enacted consumer protection statutes designed to ensure that consumers are protected from unfair and deceptive marketing practices. We review all of our marketing materials for compliance with applicable FTC regulations and state marketing laws.

In 2003, the FTC amended its Telemarketing Sales Rule to establish a National “Do-Not-Call” Registry. As of December 2009, the “Do-Not-Call” Registry included more than 186 million phone numbers. To comply with the rule, companies are required to match their call lists against the “Do-Not-Call” Registry prior to conducting outbound telemarketing and remove the names of consumers who have requested they not be called. In addition, the amended Telemarketing Sales Rule requires additional disclosures and sales practices for goods and services sold over the phone. When these regulations went into effect, we began to match our call lists with the “Do Not Call Registry” and modified our telemarketing scripts to comply with the rule. These changes have not significantly affected our results.

In addition, on May 27, 2009, the U.S. Senate Committee on Commerce, Science, and Transportation (the “Committee”) initiated an investigation into two of the Company’s competitors, Vertrue Inc. and Webloyalty.com, Inc., in connection with their e-commerce marketing practices, including those relating to consumers’ account number acquisition. On July 10, 2009, the Committee expanded the scope of its investigation to include the Company and requested the Company to provide certain information about the Company’s domestic online marketing practices, including those relating to the acquisition of consumers’ credit or debit card account numbers automatically from the Company’s partners when a consumer enrolls in one of the Company’s programs immediately after making a purchase through one of the Company’s partners’ web sites (“Online Data-pass Marketing”). On January 6, 2010, the Company sent a letter to the Committee informing them of our decision, after careful consideration of the fluid and iterative nature of the internet, to cease Online Data-pass Marketing for its membership programs and make certain additional changes to the disclosures in our online marketing and fulfillment. Specifically, the Company, when marketing these programs online, now requires consumers to provide all 16 digits of their credit or debit card when enrolling in the Company’s membership programs in the online post-transaction environment. For the twelve months ended December 31, 2009, Online Data-pass Marketing generated less than 5% of our total consolidated net revenues.

Federal Privacy Laws. The Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (“GLB”), includes provisions to protect consumers’ personal financial information held by financial institutions. GLB places restrictions on the ability of financial institutions to disclose non-public personal information about their customers to non- affiliated third parties and also prohibits financial institutions from disclosing account numbers to any non-affiliated third parties for use in telemarketing, direct mail marketing or other marketing to consumers. We have implemented privacy solutions across our businesses designed to comply with GLB.

State Privacy Laws. In addition to federal legislation, some states are considering or have passed laws restricting the sharing of customer information. For example, the California Financial Information Privacy Act (“SB 1”) places restrictions on financial institutions’ ability to share the personal information of their California customers. We have established a privacy solution that is designed to comply with the requirements of SB 1.

Domestic and International Insurance Regulations. As a marketer of insurance programs, we are subject to state rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. Domestically, the insurance carriers that underwrite the programs that we sell are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials we disseminate to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs. In addition, our international products are regulated by various national and international entities, including the UK Financial Services Authority (“FSA”), in the sale of insurance programs. The FSA is responsible for enforcing the Financial Services and Markets Act 2000 which, among other things, implements the European Union’s (EU’s) Insurance Mediation Directive.

Other Foreign Regulations. Our European operations are subject to privacy and consumer protection regulations. Many of these regulations are based on EU Directives which are adopted as laws by countries in which Affinion International conducts its operations. These include:

•	Data Protection regulation: imposing security obligations and restrictions on the use and transmission of customers’ personal information data;

•	Privacy and Electronic Communications regulation: regulating unsolicited marketing activities carried out by telephone, fax and e-mail to users/subscribers;

•	Electronic Commerce regulation: imposing certain disclosure and operational requirements in relation to websites and internet marketing and sales activities;

•

Distance Selling regulation: requiring information disclosure and “cooling off periods” in contracts for goods or services (other than financial services) supplied to a consumer where the contract is made exclusively by means of distance communication;

•

Insurance mediation regulation: requiring information disclosure and related obligations (including authorization and reporting) on entities that arrange, advise on, administer or otherwise engage in insurance intermediary activities;

•

Distance Marketing regulation: requiring information disclosure and “cooling off periods” in contracts for financial services supplied to a consumer where the contract is made exclusively by means of distance communication; and

•	Unfair Terms and other consumer protection regulation: requiring that consumer terms and conditions be fair and reasonable.

In addition, there are various self-regulatory codes of advertising and direct marketing practice. We have established procedures designed to comply with the requirements of these codes and practices.

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

We are a highly leveraged company. As of December 31, 2009, we had approximately $1.4 billion principal amount of outstanding indebtedness. Our annual debt service payment obligations, exclusive of capital lease obligations, do not include any required principal repayments until 2012, other than annual required repayments based on excess cash flow. Our estimated 2010 principal and interest payments on our debt will be approximately $141.7 million. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

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

All of the debt under our senior secured credit facility is variable-rate debt. However, we entered into interest rate swap transactions that effectively convert substantially all of the term loan to a fixed rate obligation for the remaining term.

The terms of our senior secured credit facility and the indentures governing our 10 1/8% Senior Notes due 2013 (including the 10 1/8% Senior Notes issued in 2009), which we collectively refer to as our senior notes, and our 11 1/2% Senior Subordinated Notes due 2015, which we refer to as our senior subordinated notes, and, together with the senior notes, as the notes, may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The terms of our senior secured credit facility and the indentures governing our notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other restricted payments;

•	create or incur certain liens;

•	make certain investments;

•	engage in sales of assets and subsidiary stock;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

In addition, our senior secured credit facility requires us to maintain certain financial ratios. As a result of these covenants, we will be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.

If we fail to comply with the covenants contained in our senior secured credit facility, an event of default, if not cured or waived, could result under our senior secured credit facility, and the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•

could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and could proceed against the collateral securing our senior secured credit facility; and

•	could require us to apply all of our available cash to repay these borrowings;

any of which could result in an event of default under our notes.

If the indebtedness under our senior secured credit facility or our notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of the indentures governing our notes and our senior secured credit facility contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. As of December 31, 2009, we had $93.2 million available for additional borrowing under the revolving loan commitments under our senior secured credit facility, including the sub-facility for letters of credit, all of which would be secured. In addition, the covenants under our existing debt agreements and the indentures governing the notes would allow us to borrow a significant amount of additional debt. The more we become leveraged, the more we, and in turn our security holders, become exposed to the risks described above under “—Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.”

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our other debt obligations will depend upon, among other things:

•

our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•

the future availability of borrowings under our senior secured credit facility, the availability of which depends on, among other things, our complying with the covenants in our senior secured credit facility.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility or otherwise, in an amount sufficient to fund our liquidity needs. See “Forward-Looking Statements.”

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indentures governing our notes, may restrict us from adopting some of these alternatives. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Additionally, Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing.

We are a holding company and all of our assets are owned by and all of our net revenues are earned by our direct and indirect subsidiaries. Our ability to service our indebtedness depends upon the performance of these subsidiaries and their ability to make distributions.

We are a holding company and all of our operations are conducted by our subsidiaries. Therefore, our cash flows and our ability to service indebtedness will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings.

Our subsidiaries are separate and distinct legal entities and, except for the existing and future subsidiaries that will be subsidiary guarantors of our senior secured credit facility and notes, they will have no obligation, contingent or otherwise, to pay amounts due under the senior secured credit facility or notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

We have experienced net losses.

Since the consummation of the Acquisition in October 2005, we have had a history of net losses. For the years ended December 31, 2007, December 31, 2008 and December 31, 2009, we had net losses attributable to us of $191.1 million, $88.7 million and $50 million, respectively. We cannot assure you that we will not continue to report net losses in future periods.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As part of the Acquisition, we made a special tax election referred to as a “338(h)(10) election” with respect to the companies constituting the Predecessor. Under the 338(h)(10) election, the companies constituting the Predecessor were deemed for U.S. federal income tax purposes to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization increased, which we expect to reduce our cash taxes in the future. We expect that tax deductions attributable to the 338(h)(10) election to be up to approximately $120 million per year ending in 2020. However, our ability to utilize these deductions in any taxable period will be limited by the amount of taxable income we earn in such period. In addition, pursuant to Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our stock ownership within a three-year period), our ability to use our pre-change net operating loss carryforwards (including those attributable to the 338(h)(10) election) and certain other pre-change tax attributes to offset our post-change income may be limited. Similar rules and limitations may apply for state tax purposes as well. The rules under Section 382 are highly complex, and we cannot give you any assurance that any transfers of our stock will not trigger an “ownership change” and cause such limitation to apply.

We must replace the customers we lose in the ordinary course of business and, if we fail to do so, our revenue may decline and our customer base will decline.

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

We depend on various third-party vendors to supply the products and services that we market. Many of our third-party vendors are independent contractors. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms favorable to us. Additionally, if any third-party vendor suffers interruptions, delays or quality problems, it could result in negative publicity and customer dissatisfaction which could reduce our revenues and profitability. With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals. If we are required to use an alternative insurance carrier, it may materially increase the time required to bring an insurance related product to market. As we are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction. Replacing existing third-party vendors with more expensive third-party vendors could increase our costs and reduce our profitability.

We derive a substantial amount of our revenue from the members and end-customers we obtained through only a few of our marketing partners. If one or more of our agreements with our larger marketing partners were to be terminated or expire, or one or more of our larger marketing partners were to reduce the marketing of our services, we would lose access to prospective members and end-customers and could lose sources of revenue.

Although we market our programs and services through over 5,500 marketing partners, we derive a substantial amount of our net revenue from the customers we obtained through only a few of these marketing partners. For the year ended December 31, 2009, we derived approximately 48% of our net revenues from members and end-customers we obtained through our ten largest marketing partners.

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

Our typical membership products agreements with marketing partners provide that, after termination of the contract we may continue to provide our services to existing members under the same economic arrangements that existed before termination. Under certain of our insurance products agreements, however, marketing partners may require us to cease providing services to existing customers after time periods ranging from 90 days to five years after termination of the agreement. Also, under agreements with our marketing partners for which we market under a wholesale arrangement and have not incurred any marketing expenditures, our marketing partners generally may require us to cease providing services to existing customers upon termination of the wholesale arrangement. Further, marketing partners under certain agreements also may require us to cease providing services to their customers under existing arrangements if the contract is terminated for material breach by us. If one or more of these marketing partners were to terminate our agreements with them and require us to cease providing our services to customers, then we could lose significant sources of revenue.

Our profitability depends on members and end-customers continuing their relationship with us. Increased loss of customers could impair our profitability.

We generally incur losses and negative cash flow during the initial year of an individual retail member or end-customer relationship, as compared to renewal years. This is due primarily to the fact that the costs associated with obtaining and servicing a new retail member and end-customer often exceed the fee paid to us for the initial year. In addition, we experience a higher percentage of cancellations during the initial membership period compared to renewal periods. Members and end-customers may cancel their arrangement at any time during the program period and, for our annual bill customers, we are typically obligated to refund the unused portion of their annual program fee. Additionally, an increase in cancellations of our members’ credit and debit cards by their card issuers as a result of payment delinquencies or for any other reason, could result in a loss of members and reduce our revenue and profitability. Accordingly, our profitability depends on recurring and sustained renewals; and an increase in the loss of members or end-customers could result in a loss of significant revenues and reduce our profitability.

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

We traditionally marketed membership programs which have up-front annual membership fees. However, over the last five years, we expanded our marketing of membership programs for which membership fees are payable in monthly installments. Approximately 79% of our new member enrollments for the twelve months ended December 31, 2009 were in monthly payment programs. Our increased emphasis on monthly payment programs adversely affects our cash flow in the short term because the membership fee is collected over the course of the year rather than at the beginning of the membership term as with annual billing.

We may be unable to achieve annual Adjusted EBITDA growth in future periods.

We may not be able to achieve annual Adjusted EBITDA growth in future periods. A variety of risks and uncertainties could cause us to not achieve Adjusted EBITDA growth, including, among others, business, economic and competitive risks and uncertainties discussed under “Risk Factors” and “Forward-Looking Statements.” In order to achieve Adjusted EBITDA growth in future periods, we must continue to implement our business strategy, achieve our target minimum returns on investment for all of our marketing expenditures, maintain or exceed the renewal rate and profitability of our customer base, retain our key marketing partners and expand these relationships, grow our international operations, and experience no material adverse developments that would impact our cost structure, or material adverse developments in the regulatory environment in which we operate, among other things. Accordingly, we cannot assure you that we will be able to achieve Adjusted EBITDA growth for any future period.

Increases in insurance claim cost will negatively impact the revenues and profitability of our Insurance business.

Our commission revenue from insurance programs is reported net of insurance cost. The major component of insurance cost represents claim costs, which are not within our control. During 2009, our insurance claim costs were higher than our historical experience. While we seek to limit our exposure on any single insured and to recover a portion of benefits paid by ceding reinsurance to reinsurers, significant unfavorable claims experience will reduce our revenues and profitability.

Our business is highly competitive. We may be unable to compete effectively with other companies in our industry that have financial or other advantages, and increased competition could lead to reduced market share, a decrease in margins and a decrease in revenue.

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative membership, insurance, package enhancement and loyalty programs, products and services, the quality and breadth of the programs, products and services offered, competitive pricing and in-house marketing expertise. Our competitors offer programs, products and services similar to, or which compete directly with, those offered by us. These competitors include, among others, Aegon, Vertrue, Intersections, Assurant, Webloyalty and Card Protection Plan. In addition, we could face competition if our current marketing partners were to develop and market their own in-house programs, products and services similar to ours. Furthermore, certain of our marketing partners (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain competitive products to their customers, the marketing and servicing of which historically were provided by us.

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

Our business is increasingly subject to U.S. and foreign government regulation, which could impede our ability to market our programs and services and reduce our profitability.

We market our programs and services through various distribution media, including direct mail, point-of-sale marketing, telemarketing, online marketing and other methods. These media are regulated at both federal and state levels, and we believe that these media will be subject to increasing regulation, particularly in the area of consumer privacy. Such regulation may limit our ability to solicit or sign up new customers or to offer products or services to existing customers.

Our U.S. membership and insurance products are subject to extensive regulation and oversight by the Federal Trade Commission (the “FTC”), the Federal Communications Commission (the “FCC”), state attorneys general and other state regulatory agencies, including state insurance regulators. Our programs and services involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (“GLB”), and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing of our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and implementing regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance products are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market our programs and services and reduce our revenues and profitability.

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

Consumer complaints with respect to our industry have resulted and may result in state and federal regulatory and other investigations. For example, on May 27, 2009, the U.S. Senate Committee on Commerce, Science, and Transportation (the “Committee”) initiated an investigation into two of the Company’s competitors, Vertrue Inc. and Webloyalty.com, Inc., in connection with their e-commerce marketing practices, including those relating to consumers’ account number acquisition. On July 10, 2009, the Committee expanded the scope of its investigation to include the Company and requested the Company to provide certain information about the Company’s domestic online marketing practices, including those relating to the acquisition of consumers’ credit or debit card account numbers automatically from the Company’s partners when a consumer enrolls in one of the Company’s programs immediately after making a purchase through one of the Company’s partners’ web sites (“Online Data-pass Marketing”). On January 6, 2010, the Company sent a letter to the Committee informing them of our decision, after careful consideration of the fluid and iterative nature of the Internet, to cease Online Data-pass Marketing for its membership programs and make certain additional changes to the disclosures in our online marketing and fulfillment. Specifically, the Company, when marketing these programs online, now requires consumers to provide all 16 digits of their credit or debit card when enrolling in the Company’s membership programs in the online post-transaction environment. Online Data-pass Marketing generated less than 5% of our total consolidated net revenues for the twelve months ended December 31, 2009.

In addition, between December 2008 and December 2009, we received inquiries from numerous state attorneys general relating to the marketing of our membership programs. We have responded to each state’s request for documents and information and are in active discussions regarding the resolution of these matters.

Over the past several years, there has also been proposed legislation in several states that may interfere with our marketing practices. For example, over the past several years, many states have proposed legislation that would allow customers to limit the amount of unsolicited direct mail they receive. To date, we are not aware of any state that has actually passed legislation that would create a “Do-Not-Mail” registry or which would otherwise allow customers to restrict the amount of unsolicited direct mail that they receive. We believe there are three states that are currently considering some form of “Do-Not-Mail” legislation. If such legislation is passed in one or more states, it could impede our ability to market our programs and services and reduce our revenues and profitability.

We are subject to legal actions that could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation.

We are involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. We are also a party to a class action lawsuit, which alleges that we violated certain federal and/or state consumer protection statutes. While we cannot predict the outcome of pending suits, claims, investigations and inquiries, the cost of responding to and defending such suits, as well as the ultimate resolution of any of these matters, could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation. In addition, although Cendant has agreed to indemnify us (which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business), with respect to certain litigation and compliance with law matters in connection with the purchase agreement, these indemnification obligations are subject to certain limitations and restrictions (the “Cendant Indemnification”). Although we have accrued legal and professional fees of $5.5 million as of December 31, 2009, a portion of which relates to accruals for legal actions, there can be no assurance that these accruals will be sufficient to satisfy all related claims and expenses or any claims in excess of the Cendant Indemnification.

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

Our future success is dependent in large part on continued demand for our programs and services within our marketing partners’ industries. In particular, the end-customers of our financial institution marketing partners accounted for a significant amount of our customers and revenues in 2009. In recent years, a number of our existing financial institution marketing partners have been acquired by or merged with other financial institutions. In the event one of our marketing partners undergoes a consolidation and the consolidated financial institution does not have an agreement with us or does not wish to continue marketing with us, we could experience an adverse impact on our revenue. In addition, the consolidation of financial institutions may result in increased leverage to pressure us to lower our prices. If consolidated marketing partners pressure us to lower our prices, we may experience an adverse impact on our revenue. Consolidation may also lead to fewer potential customers of marketing partners to whom we can sell our programs and services. Therefore, a significant and prolonged downturn in the industry, a trend in that industry to reduce or eliminate its use of our programs, products and services, or further consolidation in the industry leading customers to use fewer credit cards could result in a loss of members and end-customers and reduce our revenues and profitability. In addition, some of our financial institution marketing partners are in the mortgage business. Although the end-customers of our marketing partners in the mortgage business accounted for approximately 1.1% of our revenues for the year ended December 31, 2009, a continuing and prolonged downturn in the mortgage industry could reduce our revenues and profitability.

In addition, the recently enacted “Credit CARD Act of 2009” prohibits, among other things, certain fees and increases in interest rates that may be charged by credit card issuers. While the impact of this new legislation remains uncertain, this law could have the effect of causing credit card issuers to limit or lower available credit limits, terminate certain less profitable customers’ credit cards and raise annual credit card fees, which could in turn result in customers’ terminating their credit cards. The current macro-economic environment could exacerbate these effects, leading to increased charge-offs by credit card issuers. All of these potential effects could adversely affect our ability to attract new customers and maintain existing customers.

We may lose members or end-customers and significant revenue if we reduce our planned expenditures to grow our business, our existing services become obsolete, or if we fail to introduce new services with broad consumer appeal or fail to do so in a timely or cost-effective manner.

Our growth depends upon investing in our business. Although revenue from our existing customer base has historically generated over 80% of our next twelve months’ net revenue, we cannot assure you that this will continue. Accordingly, our growth will depend on our developing and successfully introducing new products and services that generate member and end-customer interest. Our failure to invest in our business, introduce these products or services or to develop new products or services, or the introduction or announcement of new products or services by competitors, could render our existing offerings non-competitive or obsolete. There can be no assurance that we will be successful in developing or introducing new products and services. Our failure to develop, introduce or expand our products and services or to make other investments in our business, such as marketing or capital expenditures, could result in a loss of members and end-customers and reduce our revenues and profitability.

Our failure to protect private data could damage our reputation and cause us to expend capital and other resources to protect against future security breaches.

Certain of our services are based upon the collection, distribution and protection of sensitive private data. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our marketing partner agreements. We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach. We may also incur significant costs to alleviate problems that may be caused by future breaches. Any breach or perceived breach could subject us to legal claims from marketing partners or customers under laws (such as California’s SB 1386 and regulations promulgated by the Financial Services Authority in the U.K. and European data protection regimes) that govern breaches of electronic data systems containing non-public personal information. There is no assurance that we would prevail in such litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain marketing partners, members and end-customers. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.

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

We could face patent infringement claims from our competitors or others alleging that our processes or programs infringe on their proprietary technology. If we were subject to an infringement suit, we may be required to (1) incur significant costs to license the use of proprietary technology, (2) change our processes or programs, or (3) stop using certain technologies or offering the infringing program entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could cause our customers to seek other programs that are not subject to infringement suits. Any infringement suit could result in significant legal costs and damages, impede our ability to market or provide existing programs or create new programs, reduce our revenues and profitability and damage our reputation.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we do not apply for patent, trademark, or copyright protection. We also rely upon unpatented proprietary expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached and may not provide meaningful protection for our trade secrets or proprietary expertise. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and expertise. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets and proprietary expertise and methods could jeopardize our critical intellectual property which could give our competitors an advantage in the marketplace, reduce our revenues and profitability and damage our reputation.

Our business is highly dependent on our existing computer, billing, communications and other technological systems. Any temporary or permanent loss of any of our systems could have a negative effect on our business, financial condition and results of operations.

Our business depends upon ongoing investments in advanced computer database and telecommunications technology as well as our ability to protect our telecommunications and information technology systems against damage or system interruptions from natural disasters, technical failures and other events beyond our control. In order to compete effectively and to meet our marketing partners’ and customers’ needs, we must maintain our systems as well as invest in improved technology. A temporary or permanent loss of any of our systems or networks could cause significant damage to our reputation and could result in a loss of revenue.

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

From time to time, we pursue acquisitions as a means of enhancing our scale and market share. The success of our acquisition strategy will depend upon our ability to find suitable acquisition candidates on favorable terms and to finance and complete these transactions. In addition, upon completion of an acquisition, we may encounter a variety of difficulties, including trouble integrating the acquired business into our operations, the possible defection of key employees or of a significant number of employees, the loss in value of acquired intangibles, the diversion of management’s attention and unanticipated problems or liabilities. These difficulties may adversely affect our ability to realize anticipated cost savings and revenue growth from our acquisitions. In addition, acquisitions may not be as accretive to our earnings as we expect or at all, and may negatively impact our results of operations through, among other things, the incurrence of debt to finance any acquisition, non-cash write-offs of goodwill or intangibles and increased amortization expenses in connection with intangible assets. Acquisition integration activities can also put further demands on management, which could negatively impact operating results.

We have a limited history of conducting certain of our international operations, which are subject to additional risks not encountered when doing business in the U.S., and our exposure to these risks will increase as we expand our international operations.

We have a limited history of conducting certain of our international operations, which involve risks that may not exist when doing business in the U.S. In order to achieve widespread acceptance in each country we enter, we must tailor our services to the unique customs and cultures of that country. Learning the customs and cultures of various countries, particularly with respect to consumer preferences, is a difficult task, and our failure to do so could slow our growth in international markets.

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

We are dependent on the services of Nathaniel J. Lipman, our Chairman and Chief Executive Officer, and other members of our senior management team to remain competitive in our industry. The loss of Mr. Lipman or any other member of our senior management team could have an adverse effect on us. There is a risk that we will not be able to retain or replace these key employees. All of our current executive officers are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the employees to terminate their employment without notice.

We are controlled by Apollo who will be able to make important decisions about our business and capital structure.

Approximately 97% of the common stock of Holdings is held by investment funds affiliated with Apollo Global Management, LLC (“Apollo”). As a result, Apollo controls us and has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Holdings’ stock, including approving acquisitions or sales of all or substantially all of our assets. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs, the declaration of dividends and the purchase of our indebtedness or Holdings’ indebtedness, in each case, subject to the terms of our senior secured credit facility and the indentures governing our notes. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We are currently headquartered in Norwalk, Connecticut in a 115,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. During 2009, we entered into a lease for a new 140,000 square foot headquarters facility in Stamford, Connecticut. We anticipate vacating both Norwalk, Connecticut locations and relocating to the new facility during the first half of 2010. Our corporate data center is in Trumbull, Connecticut, with disaster recovery operations provided by a backup site in Westerville, Ohio. Some applications are also housed in Centennial, Colorado, Slough, U.K., and Oslo, Norway. The table below lists all of our facilities (including the Stamford, Connecticut facility for which occupancy has not commenced) as of December 31, 2009, all of which are leased.

Location	Function
U.S. Facilities

Norwalk, CT (2 sites)	Global Headquarters
Stamford, CT	Global Headquarters (anticipated occupancy commencing April 2010)
Trumbull, CT	Call Center/ Data Ops Center
Dublin, OH	Software Development
Westerville, OH	Call Center
Richmond, VA	Loyalty Product Operations
Franklin, TN (3 sites)	Insurance and Package Sales, Marketing and Administration, Print Fulfillment Center
Woodland Hills, CA	Administration

International Facilities

Slough, United Kingdom	International Headquarters
Brussels, Belgium	Sales and Marketing
Copenhagen, Denmark	Sales and Marketing
Ennis, Ireland	Administration, Sales, Marketing and Call Center
Hamburg, Germany	Sales, Marketing and Call Center
Helsinki, Finland	Sales
Johannesburg, South Africa	Sales and Marketing
Kettering, United Kingdom	Call Center
Madrid, Spain	Sales and Marketing
Milan, Italy (2 sites)	Sales, Marketing and Call Center
Oslo, Norway	Sales, Marketing and Call Center
Portsmouth, United Kingdom (2 sites)	Administration and Call Center
Roissy (Paris), France	Sales, Marketing and Call Center
Stockholm, Sweden	Sales and Marketing

We have non-cancelable operating leases covering various facilities and equipment. Our rent expense for the years ended December 31, 2009, 2008 and 2007 was $13.4 million (net of sublease rental income of $0.1 million), $13.1 million (net of sublease rental income of $0.4 million) and $12.9 million (net of sublease rental income of $0.5 million), respectively.

Item 3.	Legal Proceedings

        In the ordinary course of business, we are involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. We are also a party to a lawsuit which was brought against our affiliate and which alleges that we violated certain federal or state consumer protection statutes (as described below). We intend to vigorously defend ourselves against this lawsuit.

On August 9, 2005, a class action suit (the “August 2005 Suit”) was filed against Trilegiant in the U.S. District Court for the Northern District of California, San Francisco Division. The claim asserted violations of the Electronic Funds Transfer Act and various California consumer protection statutes. The suit sought unspecified actual damages, statutory damages, attorneys’ fees, costs and injunctive relief. As noted in the description of the 2001 Class Action below, the parties have obtained final approval of a class-wide settlement in the 2001 Class Action that resulted in the dismissal of this lawsuit with prejudice on July 18, 2008. Trilegiant was not required to make any payments in connection with the dismissal of this lawsuit other than the settlement payments noted in the description of the 2001 Class Action below.

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

On November 15, 2001, a class action complaint (the “2001 Class Action”) was filed in Madison County, Illinois against Trilegiant alleging violations of state consumer protection statutes in connection with the sale of certain membership products. Motions to dismiss were denied and a class was certified by the court. On February 14, 2008, the parties entered into a definitive settlement agreement that resolved this lawsuit and the August 2005 Suit on a class-wide basis. On February 15, 2008 the court entered an order preliminarily approving the settlement. A final fairness hearing was held on July 18, 2008 at which the court issued a final order approving the settlement. No appeals of the final approval were taken, and therefore the settlement became final and non-appealable on August 18, 2008. Cendant has agreed to indemnify us for a significant portion of the settlement, which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business. The settlement payments for which Trilegiant is responsible and does not expect to be indemnified are not material in amount and have been accrued for in our financial statements.

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

On May 27, 2009, the U.S. Senate Committee on Commerce, Science, and Transportation (the “Committee”) initiated an investigation into two of the Company’s competitors, Vertrue Inc. and Webloyalty.com, Inc., in connection with their e-commerce marketing practices, including those relating to consumers’ account number acquisition. On July 10, 2009, the Committee expanded the scope of its investigation to include the Company and requested the Company to provide certain information about the Company’s domestic online marketing practices, including those relating to the acquisition of consumers’ credit or debit card account numbers automatically from the Company’s partners when a consumer enrolls in one of the Company’s programs immediately after making a purchase through one of the Company’s partners’ web sites (“Online Data-pass Marketing”). On January 6, 2010, the Company sent a letter to the Committee informing them of our decision, after careful consideration of the fluid and iterative nature of the internet, to cease Online Data-pass Marketing for its membership programs and make certain additional changes to the disclosures in our online marketing and fulfillment. Specifically, the Company, when marketing these programs online, now requires consumers to provide all 16 digits of their credit or debit card when enrolling in the Company’s membership programs in the online post-transaction environment. For the twelve months ended December 31, 2009, Online Data-pass Marketing generated less than 5% of our total consolidated net revenues.

In addition, between December 2008 and December 2009, we received inquiries from numerous state attorneys general relating to the marketing of our membership programs. We have responded to each state’s request for documents and information and are in active discussions regarding the resolution of these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly-owned subsidiary of Holdings, and there is no established trading market for our common stock. As of February 26, 2010, approximately 97% of the common stock of Holdings was held by investment funds affiliated with our principal equity sponsor, Apollo Global Management, LLC (collectively, “Apollo”).

From the Acquisition through December 31, 2006, we did not pay any cash dividends in respect of our common stock. During 2007, 2008 and 2009, we paid cash dividends to Holdings aggregating $32.2 million, $37.0 million and $25.1 million, respectively. Our senior secured credit facility and the indentures governing our Notes contain covenants that limit our ability to pay dividends.

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

The consolidated balance sheet data of Affinion as of December 31, 2009 and 2008 and the related consolidated statements of operations data and cash flows data of Affinion for each of the three years in the period ended December 31, 2009, are derived from our audited consolidated financial statements and the notes thereto included elsewhere herein. The consolidated balance sheet data of Affinion as of December 31, 2007, 2006 and 2005 has been derived from the audited balance sheet of Affinion as of December 31, 2007, 2006 and 2005, respectively, and the related consolidated statements of operations data and cash flow data of Affinion for the year ended December 31, 2006 and the period October 17, 2005 to December 31, 2005 has been derived from the audited consolidated financial statements of Affinion for the year ended December 31, 2006 and the period ended December 31, 2005, respectively, none of which is included herein. The combined statements of operations data and cash flow data of the Predecessor for the period from January 1, 2005 to October 16, 2005 has been derived from the Predecessor’s audited financial statements for the period from January 1, 2005 to October 16, 2005, none of which are included herein.

	The Company					The Predecessor
	For the Years Ended December 31,				Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
	2009	2008	2007	2006
	(Dollars in millions)
Consolidated and Combined Statement of Operations Data:
Net revenues	$1,376.9	$1,409.9	$1,321.0	$1,137.7	$134.9	$1,063.8

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions(1)	618.2	646.9	608.4	580.9	87.1	515.0
Operating costs	356.4	360.0	334.3	326.1	48.7	315.0
General and administrative	105.1	98.4	113.2	106.9	20.2	134.5
Gain on sale of assets	—	—	—	—	—	(4.7)
Goodwill impairment	—	—	—	15.5	—	—
Depreciation and amortization	201.0	260.2	310.8	396.8	84.5	32.3

Total expenses	1,280.7	1,365.5	1,366.7	1,426.2	240.5	992.1

	The Company					The Predecessor
	For the Years Ended December 31,				Period from October 17, 2005 to December 31, 2005	Period from January 1, 2005 to October 16, 2005
	2009	2008	2007	2006
	(Dollars in millions)
Income (loss) from operations	96.2	44.4	(45.7)	(288.5)	(105.6)	71.7
Interest income	8.1	1.7	4.9	5.7	1.3	1.9
Interest expense	(129.7)	(142.9)	(145.2)	(148.8)	(31.9)	(0.5)
Other income (expense), net	(12.0)	16.3	(0.1)	—	—	5.9

Income (loss) before income taxes and non-controlling interest	(37.4)	(80.5)	(186.1)	(431.6)	(136.2)	79.0
Income tax expense	(11.7)	(7.5)	(4.7)	(6.3)	—	(28.9)

Net income (loss)	(49.1)	(88.0)	(190.8)	(437.9)	(136.2)	50.1
Less: net income attributable to non-controlling interest	(0.9)	(0.7)	(0.3)	(0.3)	(0.1)	—

Net income (loss) attributable to Affinion Group, Inc.	$(50.0)	$(88.7)	$(191.1)	$(438.2)	$(136.3)	$50.1

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents (excludes restricted cash)	$69.8	$36.3	$14.2	$84.3	$113.4	n/a
Working capital deficit	(102.3)	(147.8)	(245.9)	(251.3)	(92.7)	n/a
Total assets	1,469.4	1,460.6	1,601.2	1,889.5	2,200.0	n/a
Total debt	1,443.4	1,367.3	1,347.5	1,408.4	1,491.0	n/a
Total Affinion Group Inc. equity (deficit)	(608.0)	(547.2)	(405.5)	(186.9)	233.9	n/a
Consolidated and Combined Cash Flows Data:
Net cash provided by (used in):
Operating activities	$102.8	$103.1	$101.8	$98.3	$31.1	$106.5
Investing activities	(111.5)	(59.1)	(77.4)	(44.4)	(1,640.1)	(39.5)
Financing activities	41.4	(19.2)	(94.2)	(85.4)	1,722.9	(23.4)
Other Financial Data:
Capital expenditures	$39.9	$36.7	$26.9	$29.1	$9.0	$24.0
Ratio of earnings to fixed charges(2)	—	—	—	—	—	15.9x

(1)	The Predecessor previously deferred costs which varied with and were directly related to acquiring new insurance business on its combined balance sheets as deferred acquisition costs to the extent such costs were deemed recoverable from future cash flows. These costs were amortized as marketing expense over a 12 year period using a declining balance method generally in proportion to the related insurance revenue, which amortization was based on attrition rates associated with the approximate rate that insurance revenues collected from customers decline over time. Amortization of deferred acquisition costs commenced upon recognition of the related insurance revenue. Immediately following the Transactions, the Company began expensing such costs as they are incurred. The acquisition costs incurred and capitalized by the Predecessor totaled approximately $37.1 million for the period from January 1, 2005 to October 16, 2005. The Predecessor’s amortization expense of deferred acquisition costs was $42.0 million for the period from January 1, 2005 to October 16, 2005. The Company incurred and expensed acquisition costs that totaled $12.6 million for the period from October 17, 2005 to December 31, 2005 and $57.4 million, $51.4 million, $53.9 million and $53.8 million for the years ended December 31, 2006, 2007, 2008 and 2009, respectively.
(2)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and noncontrolling interests plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expense that management believes is representative of the interest component of rental expense. Our earnings were insufficient to cover fixed charges by $136.2 million for the period from October 17, 2005 to December 31, 2005 and by $431.6 million, $186.1 million, $80.5 million and $37.4 million for the years ended December 31, 2006, 2007, 2008 and 2009, respectively. (see Exhibit 12.1—Statement re: Computation of Ratio of Earnings to Fixed Charges).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Results of operations. This section provides an analysis of our results of operations comparing the years ended December 31, 2009 to 2008 and December 31, 2008 to 2007. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2009, 2008 and 2007 and our financial condition as of December 31, 2009, as well as a discussion of our liquidity and capital resources.

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

We have substantial expertise in deploying various forms of customer engagement communications, such as direct mail, inbound and outbound telephony and the Internet; and in bundling unique benefits to offer valuable products and services to the end-customers of our marketing partners on a highly targeted basis. We design programs that provide a diversity of benefits that we believe are likely to attract and engage end-customers based on their needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer considerable savings on everyday purchases. For instance, we provide credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services and other products and services. We believe we are a market leader in each of our product areas and that our portfolio of products and services is the broadest in the industry. Our scale, combined with more than 35 years of experience, unique proprietary database, proven marketing techniques and strong partner relationships, position us to perform well and grow in a variety of market conditions.

As of December 31, 2009, we had approximately 63.6 million customers enrolled in our membership, insurance and package programs worldwide and approximately 105 million customers who received credit or debit card enhancement services or loyalty points-based management services.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2009, managed approximately 527 billion points with an estimated redemption value of approximately $5.2 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

•

Affinion International. Affinion International comprises our Membership, Package and Loyalty customer engagement businesses outside North America. We expect to leverage our current European operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint.

We offer all of our products and services through both retail and wholesale arrangements, although on a wholesale basis, currently we primarily provide services and benefits derived from our credit card registration, credit monitoring and identity-theft resolution products. In the majority of our retail arrangements, we incur marketing expenses to acquire new customers for our subscription-based membership, insurance and package enhancement products with the objective of building highly profitable and predictable recurring future revenue streams and cash flows. For our membership, insurance and package enhancement products, these marketing costs are expensed when the costs are incurred as the campaign is launched.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In 2009, approximately 79% of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

We generally utilize the brand names and customer contacts of our marketing partners in our marketing campaigns. We usually compensate our marketing partners either through commissions based on revenues we receive from members (which we expense in proportion to the revenue we recognize) or up-front marketing payments, commonly referred to as “bounties” (which we expense when incurred). In addition, during 2009, as we saw subscriber pay-through rates in our North American Membership products line begin to drop below historical averages, we began to enter into arrangements with certain marketing partners which we believe offer better utilization of our marketing spend. Under these arrangements, we pay our marketing partners advance commissions which provides the potential for recovery from the marketing partners if certain targets are not achieved. These payments are capitalized and amortized over the expected life of the acquired members. The commission rates which we pay to our marketing partners differ depending on the arrangement we have with the particular marketing partner and the type of media we utilize for a given marketing campaign. For example, marketing campaigns utilizing direct mail and online channels generally have lower commission rates than other marketing channels which we use. As a result of recent changes in marketing partner arrangements and a higher percentage of our new customers being acquired through the direct mail and online media, our membership commission rates for the past five years have consistently decreased as a percentage of revenue.

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

In our wholesale arrangements, we provide products and services as well as customer service and fulfillment related to such products and services supporting our marketing partners’ programs that they offer to their customers. Our marketing partners are typically responsible for customer acquisition, retention and collection and generally pay us one-time implementation fees and on-going monthly service fees based on the number of members enrolled in their programs. Implementation fees are recognized ratably over the contract period while monthly service fees are recognized in the month earned. Wholesale revenues also include revenues from transactional activities associated with our programs such as the sales of additional credit reports and discount shopping and travel purchases by members. The revenues from such transactional activities are recognized in the month earned.

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

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our marketing partner base. In the past few years, a number of our existing financial institution marketing partners have been acquired by, or merged with, other financial institutions. Several relatively recent examples include Bank of America Corporation and Countrywide Financial Corp., JPMorgan Chase & Co. and Washington Mutual, Inc. and Wells Fargo & Co. and Wachovia Corporation. As we generally have relationships with either the acquirer, the target or, as in most cases, both the acquirer and the target, this industry consolidation has not, to date, had a material long-term impact on either our marketing opportunities or our margins, but has created delays in new program launches while the merging institutions focus on consolidating their internal operations.

In certain circumstances, our financial marketing partners have sought to source and market their own in-house programs, most notably programs that are analogous to our credit card registration, credit monitoring and identity-theft resolution services. As we have sought to maintain our market share and to continue these programs with our marketing partners, in some circumstances, we have shifted from a retail marketing arrangement to a wholesale arrangement which has lower net revenue, but unlike our retail arrangement, has no related commission expense. Partially as a result of this trend, we have experienced a revenue reduction in our membership business.

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

Regulatory Environment

We are subject to federal and state regulation as well as regulation by foreign authorities in other jurisdictions. Certain laws and regulations that govern our operations include: federal, state and foreign marketing and consumer protection laws and regulations; federal, state and foreign privacy and data protection laws and regulations; and federal, state and foreign insurance and insurance mediation laws and regulations. Federal regulations are primarily enforced by the FTC and the FCC. State regulations are primarily enforced by individual state attorneys general. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

These regulations primarily impact the means we use to market our programs, which can reduce the acceptance rates of our solicitation efforts, and impact our ability to obtain information from our members and end-customers. In our insurance products, these regulations limit our ability to implement pricing changes.

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and state attorney general and federal investigations involving our business practices which also increase our costs of doing business. See “Item 3. Legal Proceedings.”

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

The Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Global Management, LLC (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (then fair value of $80.4 million) of Affinion Group Holdings, Inc. (“Holdings”), our parent company, and a warrant (then fair value of $16.7 million) that is exercisable for 4,437,170 shares of Holdings’ common stock, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs.

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

As part of the Transactions, we made a special tax election referred to as a “338(h)(10) election” with respect to the Predecessor. Under the 338(h)(10) election, the companies constituting the Predecessor were deemed to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization have increased, which has reduced our cash taxes and further enhanced our free cash flow generation. We expect these tax deductions for U.S. federal income tax purposes to continue until 2020.

Results of Operations

Supplemental Data

The following table provides data for selected business segments (member and insured amounts in thousands except per average member amounts and percentages):

	Three Months Ended December 31,		Years Ended December 31,
	2009	2008	2009	2008	2007
Affinion North America:
Membership Products -
Retail
Average Members (1)	6,961	7,530	7,239	7,833	8,146
% Monthly Members	56.4%	46.6%	51.9%	44.5%	36.1%
% Annual Members	43.6%	53.4%	48.1%	55.5%	63.9%
Annualized Net Revenue Per Average Member (2)	$86.93	$83.53	$81.49	$78.41	$72.15
Wholesale
Average Members (1)	2,264	2,582	2,372	2,953	3,582
Portion for service formerly retail and other (3)	1,887	2,034	1,954	2,199	2,248
Average Retail Members including wholesale formerly retail and other (3)	8,848	9,564	9,193	10,032	10,394

	Three Months Ended December 31,		Years Ended December 31,
	2009	2008	2009	2008	2007
Insurance and Package Products -
Insurance
Average Basic Insured (1)	23,528	22,828	23,461	23,338	25,770
Average Supplemental Insured	4,495	4,672	4,547	4,797	5,101
Annualized Net Revenue per Supplemental Insured (2)	$54.30	$58.56	$55.44	$57.71	$52.21
Package
Average Members (1)	7,076	5,539	6,394	5,555	6,122
Annualized Net Revenue Per Average Member (2)	$9.49	$13.70	$10.92	$13.68	$13.76
Affinion International:
International Products -
Package
Average Members (1)	16,643	16,439	16,318	16,226	16,298
Annualized Net Revenue Per Average Package Member (2)	$8.17	$7.53	$7.59	$8.75	$8.40
Other Retail Membership
Average Members (1)	1,322	1,648	1,443	1,728	2,132
Annualized Net Revenue Per Average Member (2)	$42.68	$32.96	$36.34	$36.98	$27.96
New Retail Membership
Average Members (1)	581	552	597	471	238
Annualized Net Revenue Per Average Member (2)	$99.14	$85.08	$91.62	$96.87	$107.18
Fee for service formerly retail (3)	42	—	11	—	—
New retail including formerly retail (3)	623	552	608	471	238
Global Membership Products:
Retail
Average Members(1)(4)	7,542	8,082	7,836	8,304	8,384
Annualized Net Revenue Per Average Member (2)	$87.87	$83.63	$82.26	$79.46	$73.14
Average Retail Members including wholesale formerly retail and other (3)(4)	9,471	10,116	9,801	10,503	10,632

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period (i.e. quarter or year-to-date). A member’s or insured’s, as applicable, account is added or removed in the period in which the member or insured, as applicable, has joined or cancelled.
(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period (i.e. quarter or year-to-date) and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.
(3)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing marketing partners, including arrangements where the marketing partner offers the Company’s membership programs at certain point of sale retail locations to their customers and the Company receives lower annualized price points and pays no related commission expense.
(4)	Includes International Operations New Retail Average Members.

In late 2002, our membership operations changed its strategic focus to overall profitability and generating higher revenue from each member rather than the size of our member base. This has resulted in lower average members partially offset by higher average revenues per member at lower commission rates and lower variable cost and higher contribution per member. Following a competitive analysis of the marketplace, we recognized that our products were priced below similar products. Additionally, we recognized that there were opportunities to further optimize marketing campaigns that had the effect of acquiring less members but nonetheless such members were more profitable in the aggregate. Accordingly, by increasing the prices for our programs and engaging in marketing campaigns that are designed to achieve a greater return on marketing investment, we may be able to increase our revenues even though the aggregate number of members in our base declines.

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

The reduction in domestic package members appears to have stabilized, with the majority of the growth in the year ended December 31, 2009 due to a new wholesale relationship we began last year.

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table summarizes our historical consolidated results of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Increase (Decrease)
	(in millions)
Net revenues	$1,376.9	$1,409.9	$(33.0)

Expenses:
Cost of revenues, excluding depreciation and amortization shown separately below:
Marketing and commissions	618.2	646.9	(28.7)
Operating costs	356.4	360.0	(3.6)
General and administrative	105.1	98.4	6.7
Depreciation and amortization	201.0	260.2	(59.2)

Total expenses	1,280.7	1,365.5	(84.8)

Income from operations	96.2	44.4	51.8
Interest income	8.1	1.7	6.4
Interest expense	(129.7)	(142.9)	13.2
Other income (expense), net	(12.0)	16.3	(28.3)

Loss before income taxes and non-controlling interest	(37.4)	(80.5)	43.1
Income tax expense	(11.7)	(7.5)	(4.2)

Net loss	(49.1)	(88.0)	38.9
Less: net income attributable to non-controlling interest	(0.9)	(0.7)	(0.2)

Net loss attributable to Affinion Group, Inc.	$(50.0)	$(88.7)	$38.7

Summary of Operating Results for the Year Ended December 31, 2009

The following is a summary of changes affecting our operating results for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

Net revenues for the year ended December 31, 2009 were $1,376.9 million compared to $1,409.9 million for the year ended December 31, 2008, reflecting a decline of $33.0 million, or 2.3%. The decrease in net revenues was primarily due to a decline in North America, principally in our Insurance and Package business from a higher cost of insurance as a result of higher claims experience. In our International business, the impact of the stronger U.S. dollar more than offset higher revenue from new retail business and new businesses acquired in the fourth quarter of 2008. The reduction in net revenue of $32.1 million attributable to the stronger U.S. dollar was calculated by holding the foreign currency rates constant from the comparable 2008 periods.

Segment EBITDA decreased $7.4 million, as lower global marketing and commissions expense and lower operating costs were more than offset by the impact of the lower net revenues and higher general and administrative expenses.

Purchase accounting adjustments made in connection with the purchase of the Cendant Marketing Services Division by the Company and its parent, Affinion Group Holdings, Inc. (“Holdings”) for approximately $1.8 billion in October 2005 (the “Transactions”) had a less significant impact on our results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008. These entries, which are non-cash in nature, increased net revenues by $16.7 million and income from operations by $63.8 million for 2009 as compared to 2008. The effect of purchase accounting adjustments, which are primarily related to deferred revenue and the related prepaid commissions and service liability, for the year ended December 31, 2009 as compared to the year ended December 31, 2008, increased net revenues by $16.7 million, marketing and commissions expense by $7.4 million and operating costs by $1.3 million. In addition, as a result of purchase accounting, we recorded $55.8 million less depreciation and amortization expense for the year ended December 31, 2009, which positively affected results of operations.

Historical 2009 Results Compared to 2008 Results

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2009 compared to our consolidated results of operations for the year ended December 31, 2008. Calculated percentages are based on amounts as reported which, for the years ended December 31, 2009 and 2008, reflect the impact of purchase accounting.

Net Revenues. During the year ended December 31, 2009, we reported net revenues of $1,376.9 million, a decrease of $33.0 million, or 2.3%, as compared to net revenues of $1,409.9 million in the comparable 2008 period. Net revenues excluding the impact of purchase accounting decreased by $49.7 million, or 3.5%. Insurance and Package products net revenues decreased by $36.0 million, Membership products net revenues decreased by $16.2 million and International products net revenues decreased by $2.9 million, while Loyalty products net revenues increased by $4.9 million. Insurance and Package products decreased primarily due to higher cost of insurance as a result of higher claims experience along with lower Package revenues, primarily from lower annualized revenue per average Package member, partially offset by increased revenues from higher numbers of Package members. Net revenues of our Membership products decreased due to lower retail member volumes, partially offset by other revenues related to a contract termination settlement and contractually obligated volume commitments along with higher net revenue from higher average revenue per retail member. International products net revenues decreased primarily due to the impact of the stronger U.S. dollar along with lower Package revenues as a result of contract renewal renegotiations with existing clients, and lower revenue from other retail products and other businesses, primarily from lower members. These decreases were partially offset by increased revenues from businesses acquired in the fourth quarter of 2008 and growth in new retail products. Loyalty products net revenues increased primarily from higher fee-based revenue related to a points redemption program acquired on June 30, 2008 and a new program launch in the third quarter of 2009, partially offset by lower revenues from contract renewal renegotiations with existing clients. Partially offsetting the $49.7 million decrease was an increase of approximately $16.7 million, or 1.2%, primarily due to an adjustment to deferred revenue related to the Transactions in 2005. Deferred revenue was originally written down as part of purchase accounting. The majority of the negative impact of this adjustment was recognized in 2005 through 2007 and was concluded in 2008.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $28.7 million, or 4.4%, to $618.2 million for the year ended December 31, 2009, from $646.9 million for the year ended December 31, 2008. Excluding the $7.4 million increase from purchase accounting, marketing and commissions expense was $36.1 million lower, or 5.6%, primarily due to changes in deal structure in our Membership business where, in 2009, we began to enter into relationships with certain marketing partners where up-front payments are made to these partners which provide us with the potential for recovery if certain subscriber retention targets are not achieved. These advance payments are capitalized and amortized over the expected life of the acquired members. Membership commissions were lower than the previous years, primarily due to the continuing shift to lower commission media. In our International business, costs were reduced as a result of the stronger U.S. dollar and in our Insurance and Package business, marketing expenditures were reduced for our NetGain product.

Operating Costs. Operating costs decreased by $3.6 million, or 1.0%, to $356.4 million for the year ended December 31, 2009 from $360.0 million for the year ended December 31, 2008. Excluding the $1.3 million increase as a result of purchase accounting, operating costs were $4.9 million, or 1.4%, lower than in 2008, primarily due to the effect of the stronger U.S. dollar, partially offset by higher overall product, servicing and employee-related costs. Costs increased in our International business primarily from businesses acquired in the fourth quarter of 2008 and in our Loyalty business from new program launches, while costs decreased in our Membership business primarily due to the lower net revenues.

General and Administrative Expense. General and administrative expense increased by $6.7 million, or 6.8%, to $105.1 million for the year ended December 31, 2009 from $98.4 million for the year ended December 31, 2008, principally due to higher employee-related costs in our International business, the majority of which relates to businesses acquired in the fourth quarter of 2008, partially offset by lower costs due to effect of the stronger U.S. dollar. Our Membership business incurred higher legal costs, primarily related to a U.S. Senate Committee on Commerce, Science and Technology investigation initiated in the third quarter of 2009, and were substantially offset by lower compensation expense from lower incentive plan expense in North America for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $59.2 million for the year ended December 31, 2009 to $201.0 million from $260.2 million for the year ended December 31, 2008, primarily due to recording higher amortization expense in 2008 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. Depreciation and amortization expense further decreased due to lower amortization of previously acquired contract rights due to their accelerated amortization.

Interest Income. Interest income increased by $6.4 million for the year ended December 31, 2009 to $8.1 million as compared to $1.7 million for the year ended December 31, 2008, primarily due to the accretion on held-to-maturity debt securities issued by Holdings that were purchased by the Company in 2009.

Interest Expense. Interest expense decreased by $13.2 million, or 9.2%, to $129.7 million for the year ended December 31, 2009 from $142.9 million for the year ended December 31, 2008, primarily due to a more favorable impact of interest rate swaps in 2009 as compared to 2008 of approximately $16.8 million along with $5.1 million of lower net interest accrued on our term loan and revolving credit facility as a result of lower interest rates and lower utilization. These decreases were partially offset by an increase in additional interest accrued on the 10 1/8% senior notes issued in June 2009 of $8.7 million.

Other Income (Expense), net. In 2009, the Company recorded unrealized foreign exchange losses of $13.6 million related to intercompany borrowings as compared to unrealized foreign exchange gains of $16.3 million recorded in 2008.

Income Tax Expense. Income tax expense increased by $4.2 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to an increase in the current state tax liabilities partially offset by a decrease in deferred state tax liabilities and increases in the current and deferred foreign tax liabilities.

The effective tax rate for fiscal years 2009 and 2008 was (31.2%) and (9.3%), respectively. The difference in the effective tax rates for 2008 and 2009 is primarily as a result of the reduction in loss before income taxes and non-controlling interest from $80.5 million for the year ended December 31, 2008 to $37.4 million for the year ended December 31, 2009. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35%.

Operating Segment Results

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2009 compared to our consolidated results of operations for the year ended December 31, 2008.

Net revenues and Segment EBITDA by operating segment are as follows:

	Years Ended December 31,
	Net Revenues			Segment EBITDA (1)
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$710.8	$712.6	$(1.8)	$149.2	$129.8	$19.4
Insurance and package products	339.2	375.1	(35.9)	98.1	127.9	(29.8)
Loyalty products	77.3	72.2	5.1	28.0	22.4	5.6
Eliminations	(3.7)	(4.2)	0.5	—	—	—

Total North America	1,123.6	1,155.7	(32.1)	275.3	280.1	(4.8)
Affinion International
International products	253.3	254.2	(0.9)	30.2	31.2	(1.0)

Total products	1,376.9	1,409.9	(33.0)	305.5	311.3	(5.8)
Corporate	—	—	—	(8.3)	(6.7)	(1.6)

Total	$1,376.9	$1,409.9	$(33.0)	297.2	304.6	(7.4)

Depreciation and amortization				(201.0)	(260.2)	59.2

Income from operations				$96.2	$44.4	$51.8

(1)	See “—Covenant Compliance—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 16 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Affinion North America

Membership Products. Membership products net revenues decreased by $1.8 million, or 0.3%, to $710.8 million for the year ended December 31, 2009 as compared to $712.6 million for the year ended December 31, 2008. Excluding the $14.4 million benefit of purchase accounting, net revenues decreased by $16.2 million, or 2.3%, as higher other revenues related to a contract termination settlement of $11.9 million and contractually obligated volume commitments along with higher net revenue from higher average revenue per retail member was more than offset by the impact of lower retail member volumes.

Segment EBITDA increased by $19.4 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Excluding the $7.4 million benefit of purchase accounting, Segment EBITDA increased $12.0 million, as lower marketing and commissions expense of $25.8 million and lower operating costs of $3.4 million more than offset the effect of lower net revenues of $16.2 million and higher general and administrative costs of $1.0 million. The lower marketing and commissions were primarily due to changes in deal structure for programs with certain marketing partners and lower commissions from the continuing shift in marketing to lower commission media, while the lower operating costs were primarily due to the lower product, servicing and employee-related costs associated with the lower net revenues. General and administrative expenses included higher legal costs principally due to a U.S. Senate Committee on Commerce, Science and Technology investigation initiated in the third quarter of 2009, which were substantially offset by lower compensation expense from lower incentive plan expense in 2009.

Insurance and Package Products. Insurance and package products reported net revenues of $339.2 million for the year ended December 31, 2009, a decrease of $35.9 million, or 9.6%, as compared to the year ended December 31 2008. Insurance revenue decreased approximately $25.1 million, principally due to higher cost of insurance as a result of higher claims experience. Package revenue decreased approximately $11.0 million, primarily from lower annualized revenue per average Package member and lower fee-based net revenues from our NetGain product, partially offset by increased revenue from higher numbers of Package members.

Segment EBITDA decreased by $29.8 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to the lower net revenues, partially offset by lower marketing and commissions expense, primarily due to lower marketing for NetGain and lower general and administrative costs primarily due to lower compensation expense from lower incentive plan expense in 2009.

Loyalty Products. Revenues from Loyalty products increased by $5.1 million, or 7.1%, for the year ended December 31, 2009 to $77.3 million as compared to $72.2 million for the year ended December 31, 2008. Net revenues increased $11.1 million from higher fee-based revenue related to a points redemption program acquired at the end of the second quarter of 2008 and a new program launch in the third quarter, partially offset by a decrease of $6.2 million primarily from contract renewal renegotiations with existing clients.

Segment EBITDA increased by $5.6 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to higher fee-based revenue and the new program launch. The impact of the lower revenue from contract renewal renegotiations was offset by lower servicing costs. Lower compensation expense from lower incentive plan expense in 2009 further benefited Segment EBITDA.

Affinion International

International Products. International products net revenues decreased by $0.9 million, or 0.4%, to $253.3 million for the year ended December 31, 2009 as compared to $254.2 million for the year ended December 31, 2008. Net revenues excluding the $2.0 million benefit from purchase accounting decreased by $2.9 million, or 1.1%, primarily due to the $32.1 million impact of the stronger U.S. dollar and lower net revenues in our Package business of approximately $6.5 million, primarily as a result of changes in contract renewal renegotiations with existing clients. Additionally, net revenues from other retail products and other businesses declined $5.9 million, primarily due to a reduction in members. These decreases were partially offset by increases totaling $41.9 million from growth in new retail products and businesses acquired in the fourth quarter of 2008.

Segment EBITDA decreased by $1.0 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Increases from growth in new retail and the net effect of acquired businesses were more than offset by the net negative impact of the stronger U.S. dollar, decreases in Package and other business net revenues and an increase in general and administrative expenses, primarily from higher employee-related costs.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table summarizes our historical consolidated results of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Net revenues	$1,409.9	$1,321.0	$16.0	$72.9

Expenses:
Cost of revenues, excluding depreciation and amortization shown separately below:
Marketing and commissions	646.9	608.4	6.7	31.8
Operating costs	360.0	334.3	2.1	23.6
General and administrative	98.4	113.2	—	(14.8)
Depreciation and amortization	260.2	310.8	(60.6)	10.0

Total expenses	1,365.5	1,366.7	(51.8)	50.6

Income (loss) from operations	44.4	(45.7)	67.8	22.3
Interest income	1.7	4.9	—	(3.2)
Interest expense	(142.9)	(145.2)	—	2.3
Other income (expense), net	16.3	(0.1)	—	16.4

Loss before income taxes and minority interests	(80.5)	(186.1)	67.8	37.8

	Year Ended December 31, 2008	Year Ended December 31, 2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Income tax expense	(7.5)	(4.7)	7.3	(10.1)

Net loss	(88.0)	(190.8)	75.1	27.7
Less: net income attributable to non-controlling interest	(0.7)	(0.3)	—	(0.4)

Net loss attributable to Affinion Group, Inc.	$(88.7)	$(191.1)	$75.1	$27.3

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

Net revenues and Segment EBITDA by operating segment are as follows:

	Years Ended December 31,
	Net Revenues				Segment EBITDA (1)
	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)	2008	2007	Increase (Decrease) Related to the Transactions	Other Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$712.6	$683.7	$9.2	$19.7	$129.8	$94.7	$4.0	$31.1
Insurance and package products	375.1	365.5	0.6	9.0	127.9	138.9	0.6	(11.6)
Loyalty products	72.2	58.0	0.2	14.0	22.4	19.5	0.2	2.7
Eliminations	(4.2)	(4.9)	—	0.7	—	—	—	—

Total North America	1,155.7	1,102.3	10.0	43.4	280.1	253.1	4.8	22.2
Affinion International
International products	254.2	218.7	6.0	29.5	31.2	22.4	2.4	6.4

Total products	1,409.9	1,321.0	16.0	72.9	311.3	275.5	7.2	28.6
Corporate	—	—	—	—	(6.7)	(10.4)	—	3.7

Total	$1,409.9	$1,321.0	$16.0	$72.9	304.6	265.1	7.2	32.3

Depreciation and amortization					(260.2)	(310.8)	60.6	(10.0)

Income (loss) from operations					$44.4	$(45.7)	$67.8	$22.3

(1)	See “—Covenant Compliance—Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 16 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2009 and December 31, 2008

	December 31, 2009	December 31, 2008	Increase (Decrease)
	(in millions)
Total assets	$1,469.4	$1,460.6	$8.8
Total liabilities	2,076.2	2,007.1	69.1
Total equity (deficit)	(606.8)	(546.5)	(60.3)

Total assets at December 31, 2009 as compared to December 31, 2008 increased by $8.8 million due to (a) an increase in other non-current assets of $76.7 million, principally due to the purchase of a portion of the outstanding debt securities of Holdings at a cost of $49.2 million (December 31, 2009 amortized cost of $54.9 million), and an increase in long-term receivables of $11.1 million, principally due to unbilled receivables related to contract termination settlement payments and contractually obligated volume commitments, (b) an increase in receivables of $34.6 million due to increased Membership receivables primarily as a result of the current portion of unbilled receivables related to contract termination settlement payments and contractually obligated volume commitments, increased Loyalty receivables primarily due to new loyalty programs launched in the third and fourth quarters of 2009 and increased International receivables due to higher travel bookings at the travel business acquired in 2008 and the receivables at the marketing services and procurement services provider acquired in the fourth quarter of 2009, (c) an increase in cash and cash equivalents of $33.5 million, primarily as a result of a $150.0 million debt offering completed in June 2009, partially offset by the repayment of the outstanding balance under the revolving credit facility and the purchase of outstanding debt securities of Affinion Holdings for $49.2 million (see “—Liquidity and Capital Resources—Cash Flows”), and (d) an increase in other current assets of $10.2 million primarily due to prepaid marketing fees relating to loyalty programs and an increase in prepaid membership materials. These increases were substantially offset by (a) a decrease in intangible assets of $130.0 million, due to amortization expense of $155.6 million, partially offset by acquired intangibles during 2009 of $24.3 million (substantially all of the intangible assets other than those acquired through the 2007 credit card registration membership business acquisition, the 2008 acquisitions of a travel business from RCI Europe and Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business and the 2009 acquisition of a marketing services and procurement services provider primarily for a leading Italian financial institution, were acquired as a result of the Transactions – see Notes 1 and 2 to our audited consolidated financial statements included elsewhere herein) and foreign currency translation impact of $1.3 million and (b) a decrease in profit-sharing receivables from insurance carriers of $26.5 million due to the timing of cash receipts.

Total liabilities at December 31, 2009 as compared to December 31, 2008 increased by $69.1 million due to (a) an increase in long-term debt of $76.1 million, primarily as a result of an offering of senior notes with a face amount of $150.0 million (December 31, 2009 carrying amount net of discount of $138.3 million), partially offset by net repayments under the line of credit of $57.0 million and a mandatory prepayment of the term loan facility based on excess cash flow of $6.4 million, (b) an increase in non-current deferred income taxes of $14.1 million due to an increase in valuation allowance requirements offset by state tax net operating loss carryforward amendments and deferred tax requirements related to tax amortization and (c) an increase on accounts payable and accrued expenses of $13.2 million due to increased International accounts payable and accrued expenses due to higher travel bookings at the travel business acquired in 2008 and the accounts payable and accrued expenses of the marketing services and procurement services provider acquired in the fourth quarter of 2009 and an accrual in accordance with the earnout provisions of the accommodation reservation booking service acquired in the fourth quarter of 2008, partially offset by a decrease in compensation-related accruals. These increases were partially offset by a decrease in deferred revenue of $37.1 million, due to the continuing shift in the membership base to monthly memberships and a lower membership base.

Total stockholder’s equity decreased by $60.3 million, due to a net loss of $49.1 million, dividends paid to Holdings of $26.2 million and a dividend payment to the non-controlling interest of a subsidiary of $0.7 million, partially offset by foreign currency translation effect of $15.7 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. As of December 31, 2009, the Company had cash and cash equivalents on hand of $69.8 million and available borrowing capacity under its revolving credit facility of $93.2 million. In addition, the Company has historically had strong cash flows from operations, generating $101.8 million, $103.1 million and $102.8 million for the years ended December 31, 2007, 2008 and 2009, respectively. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the indebtedness incurred in connection with the Transactions and the subsequent refinancing. The Company requires very little capital to support its growth, with capital expenditures of $26.9 million, $36.7 million and $39.9 million for the years ended December 31, 2007, 2008 and 2009, respectively. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions vary directly with revenue and have been decreasing as a percentage of revenue over the last several years. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months.

Cash Flows – Years Ended December 31, 2009 and 2008

At December 31, 2009, we had $69.8 million of cash and cash equivalents on hand, an increase of $33.5 million from $36.3 million at December 31, 2008. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Years Ended December 31,
	2009	2008	Change
	(in millions)
Cash provided by (used in):
Operating activities	$102.8	$103.1	$(0.3)
Investing activities	(111.5)	(59.1)	(52.4)
Financing activities	41.4	(19.2)	60.6
Effects of exchange rate changes	0.8	(2.7)	3.5

Net change in cash and cash equivalents	$33.5	$22.1	$11.4

Operating Activities. During the year ended December 31, 2009, we generated $0.3 million less cash from operating activities in comparison to the same period in 2008. Segment EBITDA decreased $7.4 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 (see “—Results of Operations”). The timing of realization of profit-sharing receivables due from insurance carriers resulted in $66.2 million more cash during the year ended December 31, 2009 compared to the year ended December 31, 2008. The additional cash generated was partially offset by the impact of timing of collection of receivables which resulted in a decrease in operating cash flows for the year ended December 31, 2009 of $20.5 million compared to the prior year and $15.5 million less cash generated from other non-current assets during the year ended December 31, 2009 compared to 2008, principally due to an increase in long-term receivables. The additional cash generated was also partially offset by the change in deferred revenue resulting in $17.0 million less cash from operations during the year ended December 31, 2009 compared to the comparable period of 2008. The operating cash flow impact of receivables reflects the impact of seasonality on the businesses acquired in the fourth quarter of 2008.

Investing Activities. We used $52.4 million more cash in investing activities during the year ended December 31, 2009 as compared to the year ended December 31, 2008 principally due to the purchase of held-to-maturity debt securities for $49.2 million. In addition, during the year ended December 31, 2009 we made acquisition-related payments, net of cash acquired, totaling $22.5 million and had capital expenditures of $39.9 million, compared to acquisition-related payments, net of cash acquired of $13.7 million and capital expenditures of $36.7 million during the prior year. Restricted cash requirements in international operations were $8.8 million less in 2009 as compared to 2008, principally as a result of the acquisition in 2008 of a European travel company. As previously noted, the Company has historically funded its capital expenditures and acquisitions from its cash on hand, operating cash flows and, as needed, from its available capacity under the revolving credit facility. The Company believes that these sources of funds will be sufficient to fund its anticipated capital expenditures, deferred purchase price of acquisitions and any new acquisitions in 2010.

Financing Activities. We generated $60.6 million more cash from financing activities during the year ended December 31, 2009 as compared to the year ended December 31, 2008. During the year ended December 31, 2009, we issued $150.0 million face amount of 10 1/8% senior notes for proceeds net of discount of $136.5 million and incurred financing costs of $4.5 million. We also utilized $57.0 million to fully pay down our revolving credit facility and had principal payments on borrowings of $6.7 million during the year ended December 31, 2009. During the year ended December 31, 2008, we borrowed $18.5 million on our line of credit and paid down $0.3 million on our long-term debt. In addition, we paid dividends to Holdings during the years ended December 31, 2009 and 2008 of $26.2 million and $37.0 million, respectively. At December 31, 2009, the Company had available borrowing capacity of $93.2 million under its revolving credit facility and the Company believes it will continue to have adequate borrowing capacity in 2010 under its revolving credit facility.

In January 2007, Holdings incurred debt of $350 million in the form of a five-year senior unsecured term loan facility. In 2008 and 2009, we made dividend distribution to Holdings to enable it to service its debt and we expect that Holdings will continue to require us to pay dividends (to the extent we are permitted legally and contractually) to enable it to service its debt. On January 23, 2008 and January 25, 2008, Holdings entered into interest rate swaps with the same counterparty, effective March 1, 2008. The swaps, with notional amounts of $200.0 million and $100.0 million, respectively, require Holdings to pay a fixed rate of interest of 2.79% and 3.19%, respectively, beginning on March 1, 2008 through March 1, 2010, in exchange for receiving floating payments based on a six-month LIBOR rate on the same $200.0 million and $100.0 million notional amounts for the same period. On September 15, 2008, Holdings entered into a two-year interest rate swap agreement with the same counterparty. This swap, with a notional amount of $50.0 million, requires Holdings to pay a fixed rate of interest of 3.17% beginning on September 2, 2008 through September 1, 2010, in exchange for receiving floating payments based on a six-month LIBOR rate on the same $50.0 million notional amount for the same period. The effect of these three swaps is to convert all of Holdings’ variable rate debt to a fixed rate obligation. If Holdings had continued to elect to pay cash interest on its term loan facility, the cash required to service the debt in 2009, net of the impact of the three interest rate swaps, would have been approximately $33.9 million (including interest on debt securities held by us). However, Holdings has made a payment-in-kind election for the interest period ending September 1, 2009 so the cash required to service its debt in 2009, including its interest rate swaps, was approximately $19.2 million.

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

In January 2007, Holdings incurred debt of $350 million in the form of a five-year senior unsecured term loan facility. In 2007 and 2008, we made dividend distribution to Holdings to enable it to service its debt and we expect that Holdings will continue to require us to pay dividends (to the extent we are permitted legally and contractually) to enable it to service its debt. On January 23, 2008 and January 25, 2008, Holdings entered into interest rate swaps with the same counterparty, effective March 1, 2008. The swaps, with notional amounts of $200.0 million and $100.0 million, respectively, require Holdings to pay a fixed rate of interest of 2.79% and 3.19%, respectively, beginning on March 1, 2008 through March 1, 2010, in exchange for receiving floating payments based on a six-month LIBOR rate on the same $200.0 million and $100.0 million notional amounts for the same period. On September 15, 2008, Holdings entered into a two-year interest rate swap agreement with the same counterparty. This swap, with a notional amount of $50.0 million, requires Holdings to pay a fixed rate of interest of 3.17% beginning on September 2, 2008 through September 1, 2010, in exchange for receiving floating payments based on a six-month LIBOR rate on the same $50.0 million notional amount for the same period. The effect of these three swaps is to convert all of Holdings’ variable rate debt to a fixed rate obligation. If Holdings had continued to elect to pay cash interest on its term loan facility, the cash required to service the debt in 2009, net of the impact of the three interest rate swaps, would have been approximately $34.5 million. However, Holdings has made a payment-in-kind election for the interest period ending September 1, 2009 so the cash required to service its debt in 2009 is approximately $19.2 million.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt. As of December 31, 2009, we had approximately $1.4 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “initial senior notes”) ($266.4 million net of discount), (b) entered into our senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $205.0 million in principal prepayments that we made through December 31, 2009 and the $6.4 million annual prepayment based on excess cash flows through December 31, 2008) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At December 31, 2009, we had $304.0 million ($302.9 million, net of premiums and discounts) outstanding under the initial senior notes issued in 2005 and certain follow-on senior notes issued in 2006 (the “follow-on senior notes” and together with the initial senior notes, the “2005 senior notes,” $648.6 million outstanding under the term loan facility, $355.5 million ($352.4 million, net of discounts) outstanding under the senior subordinated notes and $150.0 million ($138.3 million, net of discounts) outstanding under the senior notes issued in 2009 (the “2009 senior notes,” and together with the 2005 senior notes, the “senior notes”). At December 31, 2009, there were no outstanding borrowings under the revolving credit facility and the Company had $93.2 million available under the revolving credit facility, after giving effect to the issuance of $6.8 million of letters of credit.

Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes. The senior secured credit facility also generally requires us to prepay borrowings under the term loan with proceeds from asset dispositions, excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future. Through December 31, 2009, the Company had made all required quarterly prepayments. Based on excess cash flow (as defined in the senior secured credit facility) as of December 31, 2009, the Company will make a $19.9 million annual mandatory prepayment in 2010. The remaining balance of the term loan is due and payable in full in October, 2012. The revolving credit facility is available until 2011. The term loan provides, at our option, for interest rates of a) adjusted LIBOR plus 2.50% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.50%. The revolving credit facility provides, at our option, for interest rates of adjusted LIBOR plus 2.75% or ABR, plus 1.75% subject to downward adjustment based on our senior secured bank leverage ratio, as set forth in the agreement governing the revolving credit facility. Effective January 4, 2007, our credit facility was amended to decrease the interest rate on the term loan facility by 25 basis points, initially, and to provide for an additional 25 basis point decrease if our corporate family rating reached B1 or higher by Moody’s and B+ or higher by Standard & Poor’s. The amendment also modified the definition of change of control.

On October 17, 2005, we issued $270.0 million aggregate principal amount of the initial senior notes and applied the gross proceeds of $266.4 million to finance a portion of the Transactions. On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of follow-on senior notes and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under our bridge loan facility. The interest on our 2005 senior notes is payable semi-annually. We may redeem some or all of the 2005 senior notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the indenture governing the 2005 senior notes. The 2005 senior notes are unsecured obligations. The 2005 senior notes are guaranteed by the same subsidiaries of the Company that guarantee our $960.0 million senior secured credit facility, our senior subordinated notes and our 2009 senior notes. The 2005 senior notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt, incur liens or merge with or acquire other companies.

Our senior subordinated bridge loan facility has since been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 11 1 /2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated bridge loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the indenture governing the senior subordinated notes. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries of the Company that guarantee our $960.0 million senior secured credit facility and our senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt, incur liens or merge with or acquire other companies.

On June 5, 2009, we issued $150.0 million aggregate principal amount of 2009 senior notes for net proceeds of $136.5 million in a private placement transaction. The interest on our 2009 senior notes is payable semi-annually on April 15 and October 15 of each year. We may redeem some or all of the 2009 senior notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the agreement governing the 2009 senior notes. The 2009 senior notes are unsecured obligations. The 2009 senior notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility, our senior notes and our senior subordinated notes. The 2009 senior notes contain restrictive covenants related primarily to our ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Although the terms and covenants of the 2009 senior notes are substantially identical to those of the senior notes, the 2009 senior notes are not additional securities under the indenture governing the senior notes, were issued under a separate indenture, do not vote as a single class with the senior notes and do not necessarily trade with the senior notes. On October 1, 2009, we completed a registered exchange offer and exchanged all of the then-outstanding 2009 Senior Notes into a like principal amount of 2009 senior notes that have been registered under the Securities Act.

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

Covenant Compliance

Our senior secured credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a specified maximum consolidated leverage ratio. The interest coverage ratio as defined in the senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.90 to 1.0 at December 31, 2009. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 5.25 to 1.0 at December 31, 2009. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing the senior notes and the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to certain exceptions. As of December 31, 2009, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

We have the ability to incur additional debt, subject to limitations imposed by our senior secured credit facility and the indentures governing our senior notes and our senior subordinated notes. Under our indentures governing the senior notes, our senior subordinated notes and our 2009 senior notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness so long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, our cash flow allowed us to make voluntary prepayments of the term loan through December 31, 2009 aggregating $205.0 million, in addition to the $6.4 million annual repayment required based on excess cash flow through December 31, 2008.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended December 31, 2009 to Adjusted EBITDA.

Twelve Months Ended December 31, 2009
(in millions)
Net cash provided by operating activities	$102.8
Interest expense, net	121.6
Income tax expense	11.7
Amortization of favorable and unfavorable contracts	2.2
Amortization of debt discount and financing costs	(8.2)
Unrealized gain on interest rate swaps	0.9
Deferred income taxes	(4.5)
Interest accretion on held-to-maturity debt securities	4.3
Payment received for assumption of loyalty points program liability	(6.7)
Changes in assets and liabilities	79.7
Effect of the Transactions, reorganizations, certain legal costs and net cost savings (a)	2.0
Other, net (b)	6.4

Adjusted EBITDA (c)	$312.2

(a)	Eliminates the effect of the Transactions, prior business reorganizations, non-recurring revenue and gains, legal expenses for certain legal matters and certain severance costs.
(b)	Eliminates (i) net changes in other reserves, (ii) the elimination of foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) the impact in changes in US GAAP and (v) consulting fees paid to Apollo.
(c)	Adjusted EBITDA does not give pro forma effect to our acquisition of a marketing services and procurement services provider primarily for a leading Italian financial institution that was completed in the fourth quarter of 2009. However, we would be permitted to make such pro forma adjustment as if such acquisitions had occurred on January 1, 2009 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended December 31, 2009 to Adjusted EBITDA.

Twelve Months Ended December 31, 2009
(in millions)
Net loss attributable to Affinion Group, Inc	$(50.0)
Interest expense, net	121.6
Income tax expense	11.7
Non-controlling interest	0.9
Other expense, net	12.0
Depreciation and amortization	201.0
Effect of the Transactions, reorganizations and non-recurring revenues and gains (a)	(7.5)
Certain legal costs (b)	2.6
Net cost savings (c)	6.9
Other, net (d)	13.0

Adjusted EBITDA (e)	$312.2

Interest coverage ratio (f)	2.63
Consolidated leverage ratio (g)	4.57
Fixed charge coverage ratio (h)	2.50

(a)	Effect of the Transactions, reorganizations and non-recurring revenues and gains - eliminates the effects of the Transactions, prior business reorganizations and non-recurring revenues and gains.
(b)	Certain legal costs - represents legal costs for certain legal matters.
(c)	Net cost savings - represents the elimination of costs associated with severance incurred.
(d)	Other, net - represents: (i) net changes in other reserves, (ii) the elimination of share-based compensation expense, (iii) the elimination of foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) the impact of changes in US GAAP, and (vi) consulting fees paid to Apollo.
(e)	Adjusted EBITDA does not give pro forma effect to our acquisition of a marketing services and procurement services provider primarily for a leading Italian financial institution that was completed in the fourth quarter of 2009. However, we would be permitted to make such pro forma adjustment as if such acquisitions had occurred on January 1, 2009 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes.
(f)	The interest coverage ratio is defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.90 to 1.0 at December 31, 2009.
(g)	The consolidated leverage ratio is defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 5.25 to 1.0 at December 31, 2009.
(h)	The fixed charge coverage ratio is defined in the indentures governing the senior notes and the senior subordinated notes (consolidated cash flows, as defined, which is equivalent to Adjusted EBITDA (as defined in our senior secured credit facility), to fixed charges, as defined).

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at December 31, 2009, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under the $100.0 million revolving credit facility.

	2010	2011	2012	2013	2014	2015 and thereafter	Total
	(dollars in millions)
Term loan due 2012	$19.9	$—	$628.7	$—	$—	$—	$648.6
10 1/8% senior notes due 2013 (1)	—	—	—	454.0	—	—	454.0
11 1/2% senior subordinated notes due 2015 (1)	—	—	—	—	—	355.5	355.5
Interest payments (2)	121.8	118.3	113.2	77.7	40.9	32.7	504.6

	2010	2011	2012	2013	2014	2015 and thereafter	Total
	(dollars in millions)
Other purchase commitments (3)	19.8	17.4	4.6	0.7	—	—	42.5
Operating lease commitments	16.8	14.4	11.8	12.2	9.3	41.4	105.9
Capital lease obligations	0.3	0.3	0.3	0.3	0.1	—	1.3
Consulting agreements (4)	2.0	2.0	2.0	2.0	2.0	6.0	16.0
Employment agreements (5)	3.6	1.8	1.0	—	—	—	6.4

Total firm commitments and outstanding debt	$184.2	$154.2	$761.6	$546.9	$52.3	$435.6	$2,134.8

(1)	Long-term debt reflected at face amount.
(2)	Interest on variable rate debt is based on December 31, 2009 interest rates adjusted for the Company’s interest rate swaps.
(3)	Represents commitments under purchase agreements for marketing and membership program support services.
(4)	Represents annual management fee payable under the consulting agreement with Apollo. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Ancillary Agreements to the Purchase Agreement—Consulting Agreement” below.
(5)	Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon termination of employment.

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, deferred purchase price related to acquisitions, surety bonds and letters of credit, due to the fact that at this time we can not determine either the amount or timing of payments related to these contingent obligations. See Note 11 to our audited consolidated financial statements included elsewhere herein for a discussion of these contingent obligations. The above table also does not include obligations in connection with our liabilities for uncertain tax positions as we have significant federal and state net operating loss carryforwards that we believe will be available to offset any liabilities for uncertain tax positions incurred. In addition, we refer you to our audited consolidated financial statements as of and for the years ended December 31, 2009, 2008 and 2007.

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On January 31, 2007, our parent, Affinion Group Holdings, Inc. (“Holdings”), entered into a five-year senior unsecured term loan facility (the “Holdings Loan Agreement”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), Bank of America, N.A., and certain other banks as the initial lenders, with Deutsche Bank Securities Inc. and Banc of America Securities LLC (“BAS”) as the joint lead arrangers and book-running managers, Deutsche Bank as administrative agent, and BAS as syndication agent. The principal amount of the Holdings Loan Agreement is $350.0 million. As of December 31, 2009, loans under the Holdings Loan Agreement accrue cash interest at the rate of six month LIBOR plus 6.75%, but the interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by adding such interest to the principal amount of the loans. Holdings has the independent ability to pay such non-cash payment in kind interest in lieu of cash interest. If Holdings had continued to elect to pay cash interest on its term loan facility, the cash required to service the debt in 2009, net of the impact of the three interest rate swaps entered into by Holdings discussed below, would have been approximately $33.9 million (including interest on debt securities held by us), payable semi-annually on March 1 and September 1. However, Holdings made a payment-in-kind election for the interest period ending September 1, 2009 so the cash required to service its debt in 2009, including interest rate swaps, was approximately $19.2 million. In addition, the Holdings preferred stock entitles its holders to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings depends on our cash flows to pay its cash debt service and to pay cash dividends, if any, on its preferred stock.

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

As described above, we expect that Holdings will rely on distributions from us in order to pay cash amounts due, if any, in respect of the Holdings Loan Agreement and to pay cash dividends, if any, on its preferred stock. However, our ability to make distributions to Holdings is restricted by covenants contained in our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes and by Delaware law. To the extent we make distributions to Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our credit facility, our senior notes and senior subordinated notes will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our credit facility, our senior notes and senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

Potential Debt Repurchases

During the first quarter of 2009, we purchased $2.6 million of Holdings’ indebtedness under the Holdings Loan Agreement for $1.2 million and made a payment-in-kind dividend to Holdings. During the second quarter of 2009, utilizing cash on hand and available funds under the Affinion Credit Facility (the balance of which was paid down prior to September 30, 2009), we purchased $64.0 million face amount of Holdings’ outstanding indebtedness under the Holdings Loan Agreement from an affiliate of Apollo for $44.8 million, which we continue to hold. During the fourth quarter of 2009, utilizing cash on hand, we purchased an additional $5.0 million face amount of Holdings’ outstanding indebtedness under the Holdings Loan Agreement for $4.4 million, which we continue to hold. The purchases during the second and fourth quarters of 2009 were effected through a newly-formed non-guarantor subsidiary, Affinion Investments, LLC. We or our affiliates may, from time to time, purchase any of our or additional portions of Holdings’ indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

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

The estimate of the periodic amount of claims incurred but not reported to the insurance company is based on models we have developed and maintain in consultation with the insurance carriers. The models are updated periodically for the most recent loss rates that we receive from the insurance companies and current market conditions. Any change to the estimates, based on actual experience, is reported in earnings in the period the change becomes known. The impact on 2009 net revenue subject to profit sharing arrangements of a 1% change in the claims incurred but not reported estimate as of December 31, 2009 would be approximately $0.4 million.

Goodwill and Intangible Assets

Under current accounting guidance, there is a requirement to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of the reporting units to their fair values. Reporting units are comprised of Membership, Insurance and Package, Loyalty and International. Fair values of the reporting units are determined utilizing discounted cash flows and incorporate assumptions that we believe marketplace participants would utilize. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from 2.0% to 2.5% and discount rates ranging from 11.5% to 12.5%. In 2009, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount. Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by current accounting guidance.

The Company performs reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. There were no impairments identified during the years ended December 31, 2009, 2008 and 2007. The Company’s intangible assets as of December 31, 2009 consist primarily of intangible assets with finite useful lives acquired by the Company in the Transactions and are recorded at their respective fair values in accordance with current accounting guidance.

Income Taxes

The income tax provision is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision or to goodwill if related to allowances established prior to the Transactions, while increases to the valuation allowance result in additional provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2009 and 2008, the Company has recorded a full valuation allowance for its U.S. federal deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2009 and 2008.

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

Interest Rate Swaps

We entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap decreased to $50.0 million on December 31, 2009 and terminates on December 31, 2010. In January 2008, the Company entered into a second interest rate swap effective February 21, 2008, which interest rate swap terminates February 21, 2011. The notional amount of the swap is $498.6 million at December 31, 2009 and increases to $598.6 million on February 22, 2010. Under the second swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The effect of this swap, in conjunction with the Company’s existing interest rate swap, is to convert substantially all of the variable rate debt to a fixed rate obligation. In January 2009, the Company entered into an interest rate swap effective February 21, 2011. This swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under this swap, the Company has agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. This swap is intended to reduce a portion of the variability of the future interest payments on the Company’s term loan facility for the period after the Company’s previously existing swaps expire. The interest rate swaps are recorded at fair value either as an asset or liability. The swaps are not designated as hedging instruments and therefore the changes in the fair value of the interest rate swaps is recognized currently in earnings in the accompanying consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2009 (dollars are in millions unless otherwise indicated).

	2010	2011	2012	2013	2014	2015 and Thereafter	Total	Fair Value At December 31, 2009
Fixed rate debt	$0.2	$0.3	$0.3	$454.2	$0.1	$355.5	$810.6	$844.1
Average interest rate	11.41%	11.41%	11.41%	11.41%	11.75%	11.75%
Variable rate debt	$19.9	$—	$628.7	$—	$—	$—	$648.6	$616.2
Average interest rate (a)	2.73%	2.73%	2.73%	—	—	—
Variable to fixed—interest rate swap (b)								$19.1
Average pay rate	3.02%	2.94%	2.98%
Average receive rate	0.54%	1.88%	3.22%

(a)	Average interest rate is based on rates in effect at December 31, 2009.
(b)	The fair value of the interest rate swaps is included in other long-term liabilities at December 31, 2009. The fair value has been determined after consideration of interest rate yield curves, and the creditworthiness of the parties to the interest rate swaps.

As disclosed in Note 2 to our audited consolidated financial statements, as a matter of policy, we do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2008 and 2009, approximately $96.9 million and $68.6 million, respectively, of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit share receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are evaluated at least quarterly as to recovery.

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

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group, Inc:

We have audited the internal control over financial reporting of Affinion Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, CT February 25, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and/or members of our board of directors.

Name	Age	Position
Nathaniel J. Lipman	45	Chief Executive Officer and Chairman of the Board of Directors
Robert G. Rooney	52	Executive Vice President and Chief Operating Officer
Todd H. Siegel	39	Executive Vice President and Chief Financial Officer
Thomas J. Rusin	41	President and Chief Executive Officer, North America
Steven E. Upshaw	39	President of Affinion and Chief Executive Officer, Affinion International Limited
Leonard P. Ciriello	47	Executive Vice President and General Counsel
Brian J. Dick	53	Senior Vice President and Chief Accounting Officer
Marc E. Becker	37	Director
Robert B. Hedges, Jr.	51	Director
Stan Parker	34	Director
Eric L. Press	44	Director
Eric L. Zinterhofer	38	Director
Matthew H. Nord	30	Director
Kenneth Vecchione	55	Director
Richard J. Srednicki	62	Director
Peter W. Currie	59	Director
Jonathan Ellenthal	44	Director

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

On January 13, 2010, Mr. Steven E. Upshaw was promoted to President of Affinion and, in connection therewith, Nathaniel J. Lipman resigned as President of Affinion. Mr. Lipman will continue to serve as the Chief Executive Officer and Chairman of the Board of Directors of the Company.

Steven E. Upshaw has served as President and Chief Executive Officer of Affinion International since June 1, 2007. From October 17, 2005 to May 31, 2007, Mr. Upshaw served as an Executive Vice President and Chief Executive Officer, Affinion International. Prior to this role, Mr. Upshaw held the position of Executive Vice President and Managing Director for Cims UK, Ireland. Mr. Upshaw joined us in August 1995 and has served in numerous positions, including Senior Vice President for Protection Products in North America for Trilegiant.

On January 13, 2010, the Board of Directors of Affinion appointed Mr. Upshaw as President of the Company. Mr. Upshaw will also continue to hold his position as President and Chief Executive Officer of Affinion International Limited.

Todd H. Siegel was appointed Chief Financial Officer in November 2008 and has served as an Executive Vice President since October 17, 2005. Mr. Siegel also served as our General Counsel from October 17, 2005 to February 16,

2009. Mr. Siegel joined us in November 1999 as a member of the Legal Department of the Membership Division of Cendant and most recently served as General Counsel of Trilegiant starting in July 2003 and Cendant Marketing Group starting in January 2004. From 1997 to 1999, Mr. Siegel was employed as a corporate associate at Skadden, Arps, Slate, Meagher and Flom, LLP. From 1992 until 1994, he was employed as a certified public accountant with Ernst & Young.

Thomas J. Rusin has served as President and Chief Executive Officer, North America, since June 1, 2007. From October 17, 2005 to May 31, 2007, Mr. Rusin served as our Executive Vice President and Chief Revenue Officer. Mr. Rusin joined us in December 1999 as Product Manager in the Netmarket Group overseeing Travel Marketing and was subsequently promoted to Vice President of Travel in January 2001, Senior Vice President Consumer Saving Group with responsibility for Travel, Auto and Leisure in October 2001, and then Executive Vice President of Product Management, New Product Development in December 2003. From 1990 to 1998, he owned and operated Just for Travel Inc., a business he then sold.

Robert G. Rooney has served as Executive Vice President and Chief Operating Officer overseeing Affinion’s operating functions since January 2, 2006. In addition, from August 23, 2006 to December 31, 2006, Mr. Rooney also served as our Interim Chief Financial Officer. From October 17, 2005 to January 1, 2006, Mr. Rooney served as our Executive Vice President and Interim Chief Financial Officer. Mr. Rooney joined us in June 2001, as Executive Vice President and Chief Financial Officer of Trilegiant. From 1999 to 2001, Mr. Rooney was Senior Vice President and Chief Financial Officer with Sbarro, Inc. and was responsible for finance, investor relations, information systems, tax and risk management. Prior to 1999, Mr. Rooney held senior positions with numerous companies in the financial and entertainment sectors, including three years as Chief Financial Officer of Imagine Entertainment. From 1978 to 1986, he was employed as a certified public accountant with Ernst & Young. Mr. Rooney also serves as a Trustee for the Metropolitan West Funds mutual fund group.

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

Kenneth Vecchione has been a director of Affinion since November 21, 2006. Mr. Vecchione was the Chief Financial Officer of Apollo Global Management, LLC from October 2007 to January 2010. Through March 31, 2010, Mr. Vecchione is assisting Apollo Management, L.P. in the transition of his responsibilities. From 1998 to 2006, Mr. Vecchione was employed by MBNA Corporation in various capacities. From 2004 to 2006, Mr. Vecchione served as Vice-Chairman and Chief Financial Officer of MBNA Corporation. From 2000 to 2004, he served as Chief Financial Officer and Director of MBNA America Bank N.A. and from 1998 to 2000 he served as Division Head of Finance. From 2000 to 2006, Mr. Vecchione was a member of the Executive and Management Committees of MBNA Corporation. Mr. Vecchione also sits on the boards of directors of International Securities Exchange and Western Alliance Bancorporation.

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

Jonathan Ellenthal has been a director of Affinion since January 27, 2010. Mr. Ellenthal is the President and Chief Executive Officer of Walker Digital Management, LLC and has held this position since January 2008. Previously, Mr. Ellenthal was the Chief Executive Officer of Synapse Group, Inc., where he held several senior leadership positions before becoming its Chief Executive Officer. Earlier in his career, Mr. Ellenthal served as the Executive Vice President of Cooperative Marketing Concepts, Inc.

Committees of our Board of Directors

Our board of directors has a Compensation Committee, an Executive Committee, an Audit Committee and a Nominating and Corporate Governance Committee.

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

Nominating and Corporate Governance Committee

The current members of the nominating and corporate governance committee are Messrs. Becker and Nord. The principal duties and responsibilities of the nominating and corporate governance committee are as follows:

•	to assist the board in identifying individuals qualified to serve as members of the board and/or its committees;

•	to develop and recommend to the board a set of corporate governance principles for the Company; and

•	for overseeing the board’s annual self-evaluation process.

Code of Ethics

Although as a private company we are not obligated to adopt a formal code of ethics, the company has adopted a core policies manual which includes a formal code of ethics and an annual re-certification.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of our board of directors, which we refer to herein as the “Committee,” is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee also serves as the compensation committee of the board of directors of Affinion Group Holdings, Inc., or Holdings. The Committee strives to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our executive officers, including the named executive officers, are similar to those provided to executive officers at comparable companies in similarly situated positions.

Named Executive Officers

For 2009, our named executive officers and their respective titles were as follows:

•	Nathaniel J. Lipman, President, Chief Executive Officer and Chairman of the Board

•	Todd H. Siegel, Executive Vice President and Chief Financial Officer (and until February 2009, our General Counsel)

•	Robert G. Rooney, Executive Vice President and Chief Operating Officer

•	Steven E. Upshaw, President (until July 13, 2009) and Chief Executive Officer, Affinion International

•	Leonard P. Ciriello, Executive Vice President and General Counsel

•	Thomas J. Rusin, President and Chief Executive Officer, North America

Messrs. Lipman and Siegel were named executive officers for 2009 based on their positions with us as chief executive officer and chief financial officer, respectively. Messrs. Rooney and Upshaw were named executive officers based on their levels of compensation. Mr. Ciriello was also a named executive officer based on his level of compensation, which included a one-time option grant, the grant date fair market value of which was included for determining which executive officers were named executive officers; it should be noted that the fair market value of a share of our Common Stock underlying Mr. Ciriello’s option as of the time of this report exceeds the stated exercise price of such option. Although Mr. Rusin was not one of our three highest paid executive officers other than Messrs. Lipman and Siegel primarily due to Mr. Ciriello’s option grant, we nevertheless treat Mr. Rusin as a named executive officer because of his historic compensation levels and the expectation that he will be a named executive officer in future years by virtue of his compensation level.

Effective January 15, 2010, Mr. Lipman resigned as our President (but continues to serve as our chief executive officer and Chairman) and Mr. Upshaw was appointed President of Affinion.

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

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured our annual and long-term incentive cash and share-based executive compensation programs to motivate our executives to achieve the business goals set by us and to reward the executives for achieving these goals. In making compensation recommendations, the Committee identifies and considers current compensation practices of publicly-traded and privately-held companies of similar annual revenue size (which may be in other industries), which we refer to as the “Comparison Group,” based on broad-based survey data provided to us by independent third-party compensation consultants Hewitt Associates, Inc. and Mercer Human Resource Consulting LLC. There is no established group of peer companies that is used regularly in the Comparison Group. The Committee generally targets compensation for the executive officers at the 50th percentile of compensation paid to similarly situated executives of our Comparison Group. However, the Committee may deviate from this 50th percentile target if it determines this is warranted by the experience level of the individual and market factors.

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

For 2009, in light of the economic environment during such year, the Committee elected to maintain the 2008 annual base salary levels of the following named executive officers: Mr. Siegel at $350,000, Mr. Rooney at $346,466, Mr. Upshaw at $319,800 (which included Mr. Upshaw’s annual expatriate premium), and Mr. Rusin at $300,150. Following Mr. Lipman’s request to the Board that his annual base salary be reduced in light of the current difficult macroeconomic climate and the fact that the other named executive officers were maintaining their 2008 annual base salary levels, the Committee resolved on February 6, 2009 that Mr. Lipman’s annual base salary would be reduced from $600,000 to $585,000. Mr. Ciriello’s 2009 annual base salary was $250,000, as set forth in his employment agreement.

In connection with Mr. Upshaw’s appointment as President of Affinion, we entered into an employment agreement with Mr. Upshaw dated as of January 15, 2010, referred to herein as the Upshaw Agreement, which superseded Mr. Upshaw’s then existing employment agreement. As a result of his increased responsibilities in connection with his appointment as President of Affinion, the Upshaw Agreement provides an increase in Mr. Upshaw’s base salary from $319,800 (which included Mr. Upshaw’s annual expatriate premium of $30,000) to $325,000, subject to annual review for potential increases.

For 2010, in light of the ongoing economic environment, the Committee has elected to maintain the current annual base salaries of the following named executive officers: Mr. Lipman at $585,000, Mr. Siegel at $350,000, Mr. Rooney at $346,466, Mr. Rusin at $300,150 and Mr. Ciriello at $250,000.

Performance-Based Incentive Compensation

Our annual incentive plan is an annual cash incentive program with payments determined based on performance against measurable annual financial goals. If the applicable performance goals are achieved, the payment of bonuses at target under our annual incentive plan, together with annual base salary, is designed to deliver annual cash compensation to our named executive officers on average at the 50th percentile of the cash compensation of executives in similarly sized organizations. The annual incentive plan is intended to focus the entire organization on meeting or exceeding an Adjusted EBITDA performance goal that is set during the early part of each year and approved by the Committee, while also providing significant opportunity to reward individual contributions. The Committee uses Adjusted EBITDA as the performance goal because it is a critical metric used by management to direct and measure our business performance.

We believe that Adjusted EBITDA measures are clearly understood by both our employees and stockholders, and that achievement of the stated goals is a key component in the creation of long-term value for our stockholders. Except as may be determined by the Committee in its sole discretion, no bonuses are payable under the annual incentive plan if the Adjusted EBITDA performance goal established by the Committee for that year is not achieved. For 2009, the Committee established an Adjusted EBITDA performance goal of $320.0 million and reported that the actual Adjusted EBITDA was $312.2 million. As a result, no performance-based bonuses were paid for 2009. Performance goals for 2010 have not yet been established.

For each named executive officer, as well as for each eligible employee, the actual bonus payable for a particular year under the annual incentive plan is bifurcated into a performance-based element and a discretionary element, neither of which is payable if the performance-based element is not achieved. The performance-based element is based on achieving and exceeding the Adjusted EBITDA performance goal (a precondition to the payment of the bonus) and the discretionary element is based on the Committee’s assessment of the individual employee’s performance (weighted at 100%). In assessing the individual performance of our named executive officers, the Committee, in its discretion, considers the recommendations of our chief executive officer (except in determining the chief executive officer’s own bonus) and the following list of factors (the list of factors is not exclusive and no particular weight is assigned to any factor used) and makes its determinations as of the date the bonus is payable: achievement of internal financial and operating targets, including free cash flow and customer growth; improvement of performance and customer satisfaction with our services; improvement of management and organizational capabilities; and implementation of long-term strategic plans.

The target bonus percentage (which in the aggregate applies to the discretionary and performance-based elements of the annual incentive bonus, each of which is weighted equally) for our named executive officers is established in their employment agreements. For 2009 and 2010, all of the named executive officers except for Mr. Lipman have target annual incentive bonuses equal to 100% of their respective annual base salaries. Because the Committee believes that a relatively greater proportion of the chief executive officer’s annual compensation should be subject to the achievement of the performance goals, Mr. Lipman’s target annual incentive bonus for fiscal years 2009 and 2010 is equal to 150% of his annual base salary. The Committee retains the right to pay bonuses to the named executive officers and other employees that are in addition to, or in lieu of, the bonuses described in their employment agreements, which bonuses may be based on company or individual performance goals not reflected in our annual incentive plan or purely discretionary.

For 2009, notwithstanding that our Adjusted EBITDA goal was not achieved, the Committee decided to fund a discretionary pool at an 85% level for Affinion International in recognition of the attainment of divisional goals in a difficult macroeconomic climate. Such pool will be allocated based solely upon individual results and the individual’s impact on the business. Discretionary bonuses from the Affinion International employee pool were allocated to our named executive officers as follows: 0% of Messrs. Lipman, Siegel, Ciriello, Rooney, and Rusin’s target for 2009, and approximately 85% of Mr. Upshaw’s target due to performance of, and his leadership regarding, our international operations. Mr. Ciriello was paid a $15,000 sign-on bonus in 2009 as an incentive to commence employment with our company.

In addition, notwithstanding that our Adjusted EBITDA goal was not achieved, the Committee decided to fund a discretionary pool at a 40% level, which will be allocated to North America associates who are below the level of Vice President and which will help retain these associates who performed exceptionally well during a difficult macroeconomic environment. Such pool will be allocated based solely on individual results and the individual’s impact on the business. Discretionary bonuses from the pool will not be allocated to our named executive officers.

The discretionary element of the annual bonus is reported in column (d) of the Summary Compensation Table and the performance-based annual bonus is reported in column (g) of the Summary Compensation Table. For 2009, no amounts were reported in column (g) of the Summary Compensation Table due to the Committee decision to fund only a discretionary pool that was not based on performance.

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

Pursuant to a compensation committee resolution dated February 6, 2009, the Committee granted 710,000 options to the named executive officers and other key employees during 2009 in connection with their respective individual performance for 2008 and in an effort to retain key performers. Of the 710,000 options awarded, Mr. Siegel received, as a result of his promotion to Chief Financial Officer, a grant of 100,000 options with an exercise price equal to the grant date fair market value of the common stock subject to the option, and Mr. Upshaw received, on account of his increased responsibilities, 150,000 options with an exercise price equal to the grant date fair market value of the common stock subject to the option. Mr. Ciriello received an award of 200,000 options with an exercise price equal to the grant date fair market value of the Common Stock subject to the option in connection with his hiring as Executive Vice President and General Counsel of our company.

On January 13, 2010, the Committee approved the Amended and Restated 2010 Retention Award Program, or the RAP, which provides for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan. The Committee determined that it is in our company’s best interests to foster retention of approximately 110 key employees by awarding RSUs under the RAP with an aggregate cash election dollar value of approximately $10 million, which RSUs are subject to time based vesting conditions that run through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the aggregate cash election dollar value of RSUs that will be awarded to such participant (which we refer to as the Dollar Award Value) multiplied by 1.2, divided by (ii) $12.63 (i.e., the value per share of Common Stock as of December 31, 2009). The aggregate value of RSUs awarded to each of Messrs. Lipman, Siegel, Rusin, Upshaw, Rooney and Ciriello (after multiplying the respective Dollar Award Values by 1.2) is: $1,080,000, $720,000, $540,000, $540,000, $456,000,and $180,000, respectively. The Committee initially intended to settle the RSUs under the RAP in shares of Common Stock, however, the amended and restated RAP provides for a feature allowing participants to elect to receive cash in lieu of shares of Common Stock upon any of the four semi-annual vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value.

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

Nonqualified Deferred Compensation Plan

We terminated our Deferred Compensation Plan as of May 1, 2009 due to limited participation by employees and the mounting costs associated with its maintenance. The Deferred Compensation Plan is discussed in further detail under the heading “—Nonqualified Deferred Compensation.”

Perquisites

We provide named executive officers with perquisites that we and the Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The named executive officers are entitled to a car allowance. Mr. Upshaw traditionally was entitled to relocation, tax equalization, tax preparation, expatriate premiums and other benefits afforded Mr. Upshaw in connection with his international service. Mr. Upshaw has repatriated to the United States as of December 15, 2009, and accordingly, relocation, tax equalization, tax preparation, expatriate premiums and other benefits afforded Mr. Upshaw in connection with his international service will not be provided to him prospectively, except with respect to prior years.

The Committee periodically reviews the levels of perquisites provided to our named executive officers.

Attributed costs of the perquisites described above for the named executive officers for fiscal years 2007, 2008 and 2009 are included in column (i) of the “Summary Compensation Table.”

Severance Payments

Employment agreements are currently in effect with Messrs. Lipman, Siegel, Upshaw, Ciriello, Rooney and Rusin. These employment agreements provide for severance payments in certain circumstances. The employment agreements are designed to promote stability and continuity of senior management.

In the event the employment of any of Messrs. Lipman, Siegel, Upshaw, Ciriello, Rooney or Rusin is terminated by us without “cause” (including as a result of our nonrenewal of their respective employment agreement) or they terminate their respective employment with us for “good reason,” the terminating executive will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as periodic payments in the aggregate equal to: (i) in the case of Mr. Lipman, 200% of the sum of his annual base salary and target bonus, and (ii) in the case of either of Messrs. Siegel, Upshaw, Ciriello, Rooney, and Rusin, 100% of the sum of their respective annual base salary and target bonus. If employment of any of Messrs. Lipman, Siegel, Upshaw, Ciriello, Rooney or Rusin terminates due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. Definitions referenced above can be found under the subheading “Employment Agreements” following the Summary Compensation Table.

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

Accounting for Share-Based Compensation

The Company accounts for share-based payments under the 2005 Stock Incentive Plan and the 2007 Stock Award Plan in accordance with and to the extent required by FASB Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

THE COMPENSATION COMMITTEE

Marc E. Becker, Chairman
Eric L. Press

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our 2009 named executive officers for the fiscal years ended December 31, 2009, 2008 and 2007, to the extent that each of the 2009 named executive officers listed below was a named executive officer for such year(s).

(a)	(b)	(c)			(d)		(e)		(f)		(g)		(h)		(i)			(j)
Name and Principal Position	Year	Salary ($)			Bonus ($)(1)		Stock Awards ($)(2)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(4)			Total ($)
Nathaniel J. Lipman President, Chief Executive Officer & Chairman of the Board	2009 2008 2007	$ $ $	586,731 591,529 544,257		$ $ $	0 754,199 340,161	$ $ $	0 0 0	$ $ $	0 0 212,310	$ $ $	0 0 340,161	$ $ $	0 0 0	$ $ $	44,992 44,030 1,913,597	(5)	$ $ $	631,723 1,389,758 3,350,486

Todd H. Siegel Executive Vice President and Chief Financial Officer	2009 2008 2007	$ $ $	350,000 293,253 267,596		$ $ $	0 249,265 133,798	$ $ $	0 0 0	$ $ $	944,000 0 127,386	$ $ $	0 0 133,798	$ $ $	0 0 0	$ $ $	31,606 31,133 346,423	(6)	$ $ $	1,325,606 573,651 1,044,001

Robert G. Rooney Executive Vice President and Chief Operating Officer	2009 2008 2007	$ $ $	346,466 346,847 334,750		$ $ $	0 294,496 200,851	$ $ $	0 0 0	$ $ $	0 0 127,386	$ $ $	0 0 167,375	$ $ $	0 0 0	$ $ $	31,606 30,849 410,323	(7)	$ $ $	378,072 672,192 1,240,685

Steven E. Upshaw President and Chief Executive Officer, Affinion International	2009 2008 2007	$ $ $	319,800 335,971 310,000	(8)	$ $ $	271,830 95,940 139,500	$ $ $	0 0 0	$ $ $	1,416,000 0 127,386	$ $ $	0 0 155,000	$ $ $	0 0 0	$ $ $	574,066 630,266 1,012,107	(9)	$ $ $	2,581,696 1,062,177 1,743,993

Leonard P. Ciriello Executive Vice President and General Counsel	2009		$215,384			$15,000		$0		$1,888,000		$0		$0		$14,808	(10)		$2,133,192

Thomas J. Rusin President and Chief Executive Officer, Affinion North America	2009 2008	$ $	300,150 300,150		$ $	0 255,128	$ $	0 0	$ $	0 674,000	$ $	0 0	$ $	0 0	$ $	31,446 29,482	(11)	$ $	331,596 1,258,760

(1)	For 2009, Mr. Lipman’s target bonus was 150% of base salary. For 2009, the target bonus of each named executive officer other than Mr. Lipman was 100% of their respective annual base salary. With the exception of Mr. Ciriello’s sign-on bonus of $15,000 and Mr. Upshaw’s discretionary bonus as described below in this footnote, no amounts are reported in this column for 2009 because no annual bonuses were earned in 2009.

Although performance targets were not met, and accordingly, pursuant to the terms of the bonus programs neither the performance-based element nor the discretionary element were payable, the Committee funded a 2009 bonus pool at an 85% level for Affinion International. Messrs. Lipman, Siegel, Ciriello, Rooney and Rusin were allocated 0% of such pool and Mr. Upshaw was allocated an amount equal to approximately 85% of his target due to the attainment of divisional goals and his leadership role in respect of such operations.

(2)	The amounts shown in columns (e) and (f) reflect, for each named executive officer, the aggregate grant date fair value of stock and option awards during fiscal year 2009, 2008 and 2007.
(3)	Because neither 2008 nor 2009 Adjusted EBITDA targets were achieved, no amounts were payable for 2008 or 2009 under the performance-based element of the annual bonus program.
(4)	The amounts shown in column (i) reflect, for each named executive officer: 2009 matching contributions we made on behalf of the named executive officers to the Employee Savings Plan (which is more fully described under “Retirement Benefits” above) in the amount of $13,800 for Mr. Lipman, Mr. Siegel, Mr. Rooney, Mr. Upshaw and Mr. Rusin, and also certain annual perquisites disclosed in other footnotes to this Summary Compensation Table. Mr. Ciriello did not contribute, on a pre-tax basis, any of his salary, to the Employee Savings Plan for 2009. Also included in this column are the value of long term disability insurance premiums imputed to each named executive officer (each less than $500) and certain de minimis employee recognition awards (i.e., BRAVO awards) to our chief executive officer.
(5)	Includes an automobile allowance for 2009 equal to $30,230.
(6)	Includes an automobile allowance for 2009 equal to $17,340.
(7)	Includes an automobile allowance for 2009 equal to $17,340.
(8)	Includes an annual expatriate premium payment of $30,000.
(9)	In addition to the amounts described in footnote (4) above, this amount includes (i) an annual cost of living adjustment of $25,000, (ii) relocation and housing expenses of $144,047, (iii) U.S. tax equalization payment of $93,949, (iv) payment of UK taxes of $245,406, (v) an automobile benefit valued at $16,623 and (vi) tax advice/preparation expenses of $500.
(10)	Includes an automobile allowance for 2009 equal to $14,450.
(11)	Includes an automobile benefit for 2009 valued at $17,180, which includes a tax gross-up based on an assumed 25% federal and 5% state income tax rates.

Employment Agreements

The following paragraphs summarize the material terms of the employment agreements of our named executive officers who are currently employed by us. The severance provisions of these agreements are summarized under the heading “Potential Payments upon Termination or Change of Control.”

Nathaniel J. Lipman. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Lipman pursuant to which he serves as our Chairman of the Board, President and Chief Executive Officer. Effective January 15, 2010, Steven E. Upshaw was promoted to President of Affinion, and Mr. Lipman resigned such position; Mr. Lipman remains our Chairman and Chief Executive Officer. The initial term of the employment agreement is from November 9, 2007 through October 17, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Effective October 1, 2007, Mr. Lipman’s annual base salary was increased to $585,000, subject to annual review for potential increases. For 2008 and 2009, Mr. Lipman was eligible for an annual target bonus of 150% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Todd H. Siegel. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Siegel pursuant to which he served as an Executive Vice President and our General Counsel. Mr. Siegel replaced Mr. Thomas Williams as the Company’s Chief Financial Officer effective as of November 24, 2008. Effective February 17, 2009, Leonard P. Ciriello was appointed as General Counsel of the Company, and Mr. Siegel resigned such position; Mr. Siegel remains an Executive Vice President and our Chief Financial Officer. The initial term of the agreement is November 9, 2007 through June 1, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Although the agreement reflects an annual base salary of $275,000, Mr. Siegel’s annual base salary was increased to $284,000 on February 26, 2008 pursuant to a compensation committee resolution. Mr. Siegel’s annual base salary was further increased to $350,000 in connection with his promotion to Chief Financial Officer. Mr. Siegel is also eligible for an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Robert G. Rooney. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Rooney pursuant to which he serves as an Executive Vice President and our Chief Operating Officer. The initial term of the agreement is from November 9, 2007 through June 15, 2010. After the initial term, the employment agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Effective January 1, 2008, Mr. Rooney’s base salary was increased to $346,466, which is subject to annual review for potential increases. Mr. Rooney is eligible to receive an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Steven E. Upshaw. On January 15, 2010, we entered into an employment agreement with Mr. Upshaw pursuant to which he serves as President of Affinion and Chief Executive Officer of Affinion International Limited. This agreement superseded Mr. Upshaw’s prior-existing employment agreement. The initial term of the employment agreement is from January 15, 2010 through January 15, 2013. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflects Mr. Upshaw’s base salary of $325,000, subject to annual review for potential increases. Mr. Upshaw is eligible to receive an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Leonard P. Ciriello. On February 17, 2009, we entered into an employment agreement with Mr. Ciriello pursuant to which he serves as Executive Vice President and General Counsel of the Company. The initial term of the employment agreement is from February 17, 2009 through February 17, 2012. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflects an annual base salary of $250,000, subject to annual review for potential increases. Mr. Ciriello is eligible to receive an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Thomas J. Rusin. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Rusin pursuant to which he serves as President and Chief Executive Officer, North America. The initial term of the agreement is from November 9, 2007 through June 1, 2010. After the initial term, the employment agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Effective January 1, 2008, Mr. Rusin’s base salary was increased to $300,150, which is subject to annual review for potential increases. Mr. Rusin is eligible to receive an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Restrictive Covenants. Each of the named executive officers is subject to restrictive covenants contained in their employment agreements, which are identical to covenants they are subject to in their capacity as shareholders under the Management Investor Rights Agreement, to the extent applicable. Each named executive officer is prohibited from soliciting our employees, customers, suppliers, and licensees for three (3) years following his or her termination of employment and prohibited from competing with us and our affiliates for two (2) years following termination of employment. Each named executive officer is also subject to post-termination nondisclosure obligations relating to confidential company information.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2009

The following table presents information regarding the equity awards granted to our named executive officers during fiscal year 2009.

(a)	(b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			(i)	(j)	(k)	(l)
		(c)	(d)	(e)	(f)	(g)	(h)
Name	Grant Date	Threshold ($)	Target ($) (1)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Nathaniel J. Lipman	—	—	$877,500	—	—	—	—	—	—	—	—
Todd H. Siegel	2/06/2009	—	$350,000	—	—	—	—	—	100,000	$15.25	$944,000
Robert G. Rooney	—	—	$346,466	—	—	—	—	—	—	—	—
Steven E. Upshaw	2/06/2009	—	$335,971	—	—	—	—	—	150,000	$15.25	$1,416,000
Leonard P. Ciriello	2/06/2009	—	$250,000	—	—	—	—	—	200,000	$15.25	$1,888,000
Thomas J. Rusin	—	—	$300,150	—	—	—	—	—	—	—	—

(1)	Reflects target annual bonuses approved by the Committee for fiscal year 2009.
(2)	Reflects grant of options on February 6, 2009 to Messrs. Siegel and Upshaw, 25% of which will become exercisable on each of the first four anniversaries of the grant date. Reflects grant of options on February 6, 2009 to Mr. Ciriello in respect of his commencement of employment with the Company as Executive Vice President and General Counsel, 25% of which will become exercisable on each of the first four anniversaries of the grant date.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2009 (with each share amount and exercise price adjusted to reflect Holdings’ stock split and the adjustment to the exercise price on account of the dividends paid in 2007).

(a)	Option Awards								Stock Awards
	(b)		(c)		(d)		(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)		Option Exercise Price ($) (3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Nathaniel J. Lipman(4)	15,750		15,750		—		$13.02	11/30/2017	—	—	—	—
	485,520	(Tranche A)	121,380	(Tranche A)	—		$1.43	10/17/2015	—	—	—	—
	—		—		303,450	(Tranche B)	$1.43	10/17/2015	—	—	—	—
	—		—		303,450	(Tranche C)	$1.43	10/17/2015	—	—	—	—
Todd H. Siegel	—		100,000		—		$15.25	02/06/2019	—	—	—	—
	9,450		9,450		—		$13.02	11/30/2017	—	—	—	—
	104,529	(Tranche A)	26,133	(Tranche A)	—		$1.43	10/17/2015	—	—	—	—
	—		—		65,331	(Tranche B)	$1.43	10/17/2015	—	—	—	—
	—		—		65,331	(Tranche C)	$1.43	10/17/2015	—	—	—	—
Robert G. Rooney	9,450		9,450		—		$13.02	11/30/2017	—	—	—	—
	126,000	(Tranche A)	31,500	(Tranche A)	—		$1.43	10/17/2015	—	—	—	—
	—		—		78,750	(Tranche B)	$1.43	10/17/2015	—	—	—	—
	—		—		78,750	(Tranche C)	$1.43	10/17/2015	—	—	—	—
Steven E. Upshaw	—		150,000		—		$15.25	02/06/2019	—	—	—	—
	9,450		9,450		—		$13.02	11/30/2017	—	—	—	—
	40,269	(Tranche A)	10,068	(Tranche A)	—		$1.43	10/17/2015	—	—	—	—
	—		—		25,169	(Tranche B)	$1.43	10/17/2015	—	—	—	—
	—		—		25,168	(Tranche C)	$1.43	10/17/2015	—	—	—	—
	12,600	(Tranche A)	3,150	(Tranche A)	—		$1.43	11/16/2015	—	—	—	—
	—		—		7,875	(Tranche B)	$1.43	11/16/2015	—	—	—	—
	—		—		7,875	(Tranche C)	$1.43	11/16/2015	—	—	—	—
	15,750	(Tranche A)	10,500	(Tranche A)	—		$1.43	10/16/2016	—	—	—	—
	—		—		13,125	(Tranche B)	$1.43	10/16/2016	—	—	—	—
	—		—		13,125	(Tranche C)	$1.43	10/16/2016	—	—	—	—
Leonard P. Ciriello	—		200,000		—		$15.25	2/06/2019	—	—	—	—

	Option Awards								Stock Awards
(a)	(b)		(c)		(d)		(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)		Option Exercise Price ($) (3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Thomas J. Rusin	9,450		9,450		—		$13.02	11/30/2017	—	—	—	—
	25,000		75,000		—		$13.02	05/13/2018
	67,972	(Tranche A)	16,994	(Tranche A)	—		$1.43	10/17/2015	—	—	—	—
	—		—		42,483	(Tranche B)	$1.43	10/17/2015	—	—	—	—
	—		—		42,483	(Tranche C)	$1.43	10/17/2015	—	—	—	—
	3,150	(Tranche A)	2,100	(Tranche A)	—		$1.43	06/01/2016	—	—	—	—
	—		—		2,625	(Tranche B)	$1.43	06/01/2016	—	—	—	—
	—		—		2,625	(Tranche C)	$1.43	06/01/2016	—	—	—	—

(1)	All Tranche A, Tranche B and Tranche C options identified in this table are options to purchase shares of Holdings’ common stock under Holdings’ 2005 Stock Incentive Plan. Except for the options granted to Mr. Upshaw on November 16, 2005 and October 16, 2006 and the options granted to Mr. Rusin on June 1, 2006 all options granted to the named executive officers under Holdings’ 2005 Stock Incentive Plan were granted on October 17, 2005. Vested options will expire earlier than the date indicated in column (f) if the executive terminates his relationship with us prior to the expiration date.
(2)	Twenty percent of the Tranche A options vest and become exercisable on each of the first five anniversaries of the grant date. In the event of a sale of Holdings, any unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon the executive’s termination by us without cause, by the executive for good reason or as a result of the executive’s death or disability.

The Tranche B options vest on the eighth anniversary of the grant date, or, if earlier, the date on which a 20% or greater investor internal rate of return is realized.

The Tranche C options vest on the eighth anniversary of the grant date or, if earlier, the date on which a 30% or greater investor internal rate of return is realized.

Options not designated as either Tranche A, Tranche B or Tranche C, which were granted under the 2007 plan, are scheduled to vest with respect to 25% of the shares subject to such option on each of the first four anniversary dates of the grant.

(3)	On January 30, 2007, the Committee reduced the exercise price of all Tranche A, Tranche B and Tranche C options from $10.00 per share to $3.00 per share as an equitable adjustment required by the 2005 Stock Incentive Plan in connection with the extraordinary dividend on Holdings’ common stock paid on January 31, 2007, which was further adjusted for Holdings’ 2.1-for-1 stock split to $1.43 per share. Options granted after January 30, 2007 were unaffected.
(4)	Mr. Lipman’s Tranche A options vest as described in footnote (2) but are subject to the further requirement that upon termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, the options will vest as if he continued to be employed by us until the second anniversary of the date of such termination, but only to the extent Mr. Lipman complies with certain contractual restrictive covenants.

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

The Committee (or Holdings’ board of directors acting as the Committee) administers the 2007 Stock Award Plan and has the power to grant awards under the plan, select eligible persons to receive awards under the plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the plan.

In the event of a change in control, the Committee may determine, in its sole discretion, that outstanding options and equity awards (other than performance compensation awards) issued under the 2007 Stock Award Plan become fully vested and may vest performance compensation awards based on the level of attainment of the specified performance goals. The Committee may also cancel outstanding awards and pay the value of such awards to participants in connection with a change in control.

OPTION EXERCISES AND STOCK VESTED

No stock options were exercised by our named executive officers during 2009 and no named executive officer vested in shares of restricted stock during 2009. Accordingly, a corresponding table has been intentionally omitted.

NONQUALIFIED DEFERRED COMPENSATION AS OF FISCAL YEAR END 20091

We terminated our Deferred Compensation Plan as of May 1, 2009. Prior to May 1, 2009, certain executives, including our named executive officers, were able to defer pursuant to our Deferred Compensation Plan up to 50% of their base salaries and/or up to 100% of their compensation earned under our annual incentive plan. Deferral elections were generally made by eligible executives in November of each year for amounts to be earned by such executives in the following year.

Participating executives were permitted to select any combination of the deemed investment options offered by the plan. Participating executives’ accounts are notionally credited with earnings or losses based on the earnings or losses of their selected investment vehicles. Participating executives are generally 100% vested in their elective contributions to the Deferred Compensation Plan.

As of May 1, 2009, the plan was terminated due to limited participation by employees and the mounting costs associated with its maintenance. As a result of such termination, distribution of all amounts credited to accounts of plan participants as of May 1, 2009 will be accelerated and made to such participants within 90 days following May 31, 2010, unless due earlier pursuant to the existing terms of the plan. Until the time such account balances are distributed to participants, participants’ accounts will continue to be notionally credited with earnings or losses based on the earnings or losses of such participants’ selected investment vehicles.

As of May 1, 2009, Messrs. Lipman and Rooney were the only named executive officers that participated in the Deferred Compensation Plan. As of April 27, 2009, the aggregate account balance of each of Messrs. Lipman and Rooney under the Deferred Compensation Plan was $206,010 and $179,616, respectively.

The following table summarizes the contributions, balances, earnings and distributions of and with respect to non-qualified deferred compensation for each of our named executive officers for the fiscal year ended December 31, 2009.

Name	Executive Contributions in 2009 ($)	Registrant Contributions in 2009 ($)	Aggregate Earnings in 2009 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/09 ($)
Nathaniel J. Lipman	$100,000		$48,841		$307,196
Todd H. Siegel
Robert G. Rooney	$100,000		$48,365		$277,858
Steven E. Upshaw
Leonard P. Ciriello
Thomas J. Rusin

1	Subject to further discussion.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment as provided under the named executive officers’ employment agreements in effect for 2009. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of December 31, 2009, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Outstanding unvested equity awards are generally not automatically accelerated upon a change of control.

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

Payments Made Upon Retirement

In the event of the retirement of a named executive officer, in addition to the items identified above he or she will continue to be able to exercise vested options granted under Holdings’ 2005 Stock Incentive Plan and 2007 Stock Award Plan for ninety (90) days following termination of employment (or such longer period as provided under the applicable plan documents and award agreements).

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

The tables below reflect that Messrs. Lipman, Siegel, Rooney, Upshaw, Ciriello and Rusin would have been entitled under their respective employment agreements to a lump sum payment equal to 100% of the respective executive’s base salary upon the executive’s termination of employment on account of his death or disability.

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

“Good reason” generally means: (i) in Mr. Lipman’s case, our failure to use commercially reasonable efforts to cause the executive to continue to be elected as a member of the Board; (ii) our material failure to fulfill our obligations under the executive’s employment agreement, (iii) a material and adverse change to, or a material reduction of, the executive’s duties and responsibilities, (iv) a reduction in the executive’s annual base salary or target bonus (excluding any reduction related to a broader compensation reduction that is not limited to executive specifically and that is not more than 10% in the aggregate or any reduction to which the executive consents) or (v) the relocation of the executive’s primary office to a location more than 35 miles from his current work location. We have a 30 day cure right following timely notice of any event constituting good reason from the executive.

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

Nathaniel J. Lipman

In the event Mr. Lipman’s employment is terminated by us without cause (including as a result of our nonrenewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in eight quarterly installments commencing on the date of termination of an amount equal to 200% of the aggregate amount of his annual base salary and target bonus. If Mr. Lipman’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Lipman violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Lipman’s employment on December 31, 2009 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$1,755,000	$1,755,000	X	X	X
Cash Severance	X	X	X	$1,170,000	$1,170,000	$585,000	$585,000	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Lipman’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Lipman’s options in connection with such a sale is impossible to calculate. Mr. Lipman’s option agreement also provides that upon his termination of employment by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, his options will vest as if he continued to be employed by us until the second anniversary of his termination date, subject to his compliance with certain restrictive covenants. The value of the acceleration of vesting of Mr. Lipman’s options in connection with any such termination is impossible to calculate.

Todd H. Siegel

In the event Mr. Siegel’s employment is terminated by us without cause (including as a result of our non-renewal of the agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of the new employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in six quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Siegel’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Siegel violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2009 under the circumstances described above:

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

Robert G. Rooney

In the event Mr. Rooney’s employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in six quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Rooney’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Rooney violates any of the restrictive covenants he will have no further right to receive any severance payments. Mr. Rooney’s agreement was amended in January 2010 to provide Mr. Rooney eighteen (18) months (rather than sixty (60) days) following the date on which Mr. Rooney begins reporting to Mr. Upshaw in his capacity as President of Affinion to provide written notice that Mr. Rooney is terminating his employment for good reason.

The following table shows the potential payments upon termination of Mr. Rooney’s employment on December 31, 2009:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$346,466	$346,466	X	X	X
Cash Severance	X	X	X	$346,466	$346,466	$346,466	$346,466	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Rooney’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Rooney for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Rooney’s options in connection with such a sale is impossible to calculate.

Steven E. Upshaw

In the event Mr. Upshaw’s employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in six quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Upshaw’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Upshaw violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Upshaw’s employment on December 31, 2009:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$325,000	$325,000	X	X	X
Cash Severance	X	X	X	$325,000	$325,000	$325,000	$325,000	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Upshaw’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Upshaw for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Upshaw’s options in connection with such a sale is impossible to calculate.

Leonard P. Ciriello

In the event Mr. Ciriello’s employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in six quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Ciriello’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Ciriello violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Ciriello’s employment on December 31, 2009:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$250,000	$250,000	X	X	X
Cash Severance	X	X	X	$250,000	$250,000	$250,000	$250,000	X
Long-Term Incentive Compensation:
Stock Options	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

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

The following table shows the potential payments upon termination of Mr. Rusin’s employment on December 31, 2009 under the circumstances described above:

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

Director Compensation Table For Fiscal Year 2009

The table below summarizes the compensation paid by us and earned or accrued by non-employee directors for the fiscal year ended December 31, 2009.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(3)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc E. Becker	$55,000	$0	$122,720	$0	$0	$177,720
Robert B. Hedges, Jr.	$70,500	$0	$122,720	$0	$0	$193,220
Matthew H. Nord	$56,000	$0	$108,560	$0	$0	$164,560
Stan Parker	$54,000	$0	$94,400	$0	$0	$148,400
Eric L. Press	$53,000	$0	$108,560	$0	$0	$161,560
Kenneth Vecchione	$79,000	$0	$122,720	$0	$0	$201,720
Eric L. Zinterhofer	$48,000	$0	$94,400	$0	$0	$142,400
Richard J. Srednicki	$70,500	$0	$122,720	$0	$0	$193,220
Peter W. Currie	$70,500	$0	$122,720	$0	$0	$193,220

(1)	Mr. Lipman, our Chairman of the Board and Chief Executive Officer, is not included in this table as he is our employee and thus receives no compensation for his services as a director (except as described above). The compensation received by Mr. Lipman as our employee is shown in the Summary Compensation Table.
(2)	As of December 31, 2009 each non-employee director had the following number of options outstanding (as adjusted for our stock split), including those described in note (3) below, all of which were fully vested when granted: Marc E. Becker, 44,500; Stan Parker, 41,500; Eric L. Press, 43,000; Eric L. Zinterhofer, 41,500; Matthew H. Nord, 43,000; Kenneth Vecchione, 60,250; Robert B. Hedges, Jr., 52,375; Richard J. Srednicki, 34,000; and Peter W. Currie, 34,000.
(3)	On April 29, 2009, each non-employee director was awarded the following number of options, all of which were fully vested when granted: Messrs. Becker, Currie, Hedges, Srednicki and Vecchione, 13,000; Messrs. Nord and Press, 11,500; and Messrs. Parker and Zinterhofer, 10,000. The amounts reported in this column (d), reflect, for each non-employee director, the aggregate grant date fair value of option awards during fiscal year 2009. The options expire on the tenth anniversary of the grant date (i.e., April 29, 2019).

Compensation Committee Interlocks and Insider Participation

During 2009, the members of our compensation committee consisted of Messrs. Becker and Press, both of whom are principals and stockholders of Apollo, our controlling stockholder. Neither director has ever been one of our officers or employees. During 2009 neither director had any relationship that requires disclosure in this Report as a transaction with a related person. During 2009, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on such board of directors, none of our executive officers served as a director of another entity, one of whose executive officers served on such board of directors, and none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Holdings owns 100% of our capital stock.

The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of February 25, 2010 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of the Board of Directors of Holdings and (iv) all of our executive officers and members of the Board of Directors of Holdings as a group.

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

In connection with the Transactions, the Company issued to Cendant warrants that are currently exercisable into 4,437,170 shares of common stock of the Company. On February 25, 2010, the exercise price of the warrant was $10.38, which reflects an adjustment, made to the exercise price as a result of the dividends and distributions made on Holdings’ common stock. The warrants are currently held by Apollo and Wyndham.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Apollo Management V, L.P.(a)	60,523,231	96.9%
Nathaniel J. Lipman(b)	1,026,270	1.7%
Robert G. Rooney(c)	345,540	*
Todd H. Siegel(d)	292,700	*
Steven E. Upshaw(e)	174,790	*
Thomas J. Rusin(f)	205,533	*

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Leonard P. Ciriello(g)	50,000	*
Marc E. Becker(h)(i)	44,500	*
Robert B. Hedges, Jr.(j)	52,375	*
Matthew H. Nord(h)(k)	43,000	*
Stan Parker(h)(k)	41,500	*
Eric L. Press(h)(k)	43,000	*
Kenneth Vecchione(h)(m)	60,250	*
Eric L. Zinterhofer(h)(k)	41,500	*
Richard J. Srednicki(n)	34,000	*
Peter W. Currie(n)	34,000	*
Jonathan Ellenthal(o)	15,000
Directors and executive officers as a group (17 persons)(p)	2,535,267	4.1%

(*)	Less than one percent.
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

(b)	Includes 485,520 shares of common stock issuable upon the exercise of Tranche A options and 15,750 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that are currently exercisable or exercisable within 60 days. Does not include 744,030 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Stock Award Plan options that remain subject to vesting.
(c)	Includes 126,000 shares of common stock issuable upon the exercise of Tranche A options and 9,450 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that are currently exercisable or exercisable within 60 days. Does not include 198,450 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Stock Award Plan options that remain subject to vesting.
(d)	Includes 104,530 shares of common stock issuable upon the exercise of Tranche A options and 34,450 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that are currently exercisable or exercisable within 60 days. Does not include 241,244 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Stock Award Plan options that remain subject to vesting.
(e)	Includes 68,620 shares of common stock issuable upon the exercise of Tranche A options and 46,950 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that are currently exercisable or exercisable within 60 days. Does not include 238,004 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Stock Award Plan options that remain subject to vesting.
(f)	Includes 71,123 shares of common stock issuable upon the exercise of Tranche A options and 34,450 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that are currently exercisable or exercisable within 60 days. Does not include 193,759 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Stock Award Plan options that remain subject to vesting.
(g)	Includes 50,000 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that are currently exercisable or exercisable within 60 days. Does not include 150,000 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options that remain subject to vesting.
(h)	Messrs. Becker, Parker, Press, Zinterhofer and Nord are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Parker, Press, Zinterhofer and Nord may be deemed to be the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.
(i)	Consists of 44,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(j)	Consists of 52,395 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(k)	Consists of 41,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(l)	Consists of 43,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(m)	Consists of 60,250 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(n)	Consists of 34,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(o)	Consists of 15,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(p)	Includes 872,592 shares of common stock issuable upon the exercise of Tranche A options, 195,150 shares of common stock issuable upon the exercise of 2007 Stock Award Plan options and 394,125 shares of common stock issuable upon the exercise of Board of Director grants that are currently exercisable or exercisable within 60 days. Does not include 1,800,038 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Stock Award Plan options that remain subject to vesting.

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

For additional discussion of our equity compensation, including the 2005 Plan and the 2007 Plan, see Note 12 to our audited consolidated financial statements included elsewhere herein.

The table below summarizes the equity issuances under the 2005 Plan and the 2007 Plan as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by securityholders	3,884,034	$1.62	—
Equity compensation plans not approved by securityholders	1,770,775	$14.29	8,229,225
Total	5,654,809	$5.59	8,229,225

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

As a result of the Acquisition, Holdings owns 100% of our total capital stock. At such time, with respect to the capital stock of Holdings, (i) approximately 97% of its common stock then outstanding was owned by Affinion Group Holdings, LLC, a Delaware limited liability company (“Parent LLC”) and an affiliate of Apollo Global Management, LLC. (“Apollo”), (ii) approximately 3% of its common stock was owned by the management stockholders and (iii) 100% of its preferred stock was owned by Cendant. On January 31, 2007, Holdings redeemed 76% of the outstanding preferred stock for an aggregate redemption price of $106.0 million.

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

Intercompany Agreements

General. AGLLC, Affinion International and their respective subsidiaries historically have had arrangements with Cendant and/or certain of its direct and indirect subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operational support (including travel agency support and software licensing), shared facilities and profit-sharing arrangements related to the marketing of certain insurance programs. On October 17, 2005, these arrangements were terminated and we have subsequently entered into new agreements with Cendant and/or certain subsidiaries that require the parties to provide services similar to those provided prior to the Transactions. See Note 14 to our consolidated financial statements included elsewhere herein.

Marketing Agreements. On October 17, 2005, we entered into agreements relating to the marketing of AGLLC’s membership programs with Cendant and/or its subsidiaries, including Budget Rent A Car System, Inc., Travel Link Group, Inc., Cendant Hotel Group, Inc., Trip Network, Inc., Orbitz, LLC and Resort Condominiums International, LLC. These agreements permit us to solicit customers of these parties for our membership programs through various direct marketing methods, which may include mail, telemarketing and online solicitation methods. These agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. These agreements expire on December 31, 2010 (subject to automatic one-year renewal periods) and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months’ prior written notice to us. One of the agreements is also terminable by either party upon 90 days’ prior written notice to us. They are also terminable if the parties fail to agree on certain creative materials to be used in connection therewith. The payment terms of each marketing agreement differ, but generally involve the payment by us of either a fee for each call transferred under such marketing agreement, a bounty for each user that enrolls as a member of a membership program or a percentage of net membership revenues. The expense for such services was $3.3 million, $3.6 million and $3.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Other than non-material arrangements, these agreements provide that if a Cendant-party elects to terminate an agreement or an agreement terminates as a result of the parties’ inability to agree on creative materials prior to December 31, 2010, then the applicable Cendant-party is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing arrangement been in effect until December 31, 2010. The termination fee will be paid as follows: the applicable Cendant-party will be required to pay the equivalent of twenty-four quarterly installment payments, which termination fee will be payable for each quarter occurring after the applicable termination date and prior to the end of calendar year 2010. As a result of the failure by certain Cendant-parties to meet the specified minimum volume commitments under certain of the marketing agreements and the early termination of one of the marketing agreements by one of the Cendant-parties, we recognized revenues in the amount of $0.5 million, $3.8 million and $23.2 million for the years ended December 31, 2007, 2008 and 2009, respectively.

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

Loyalty Agreements. On October 17, 2005, certain of our subsidiaries entered into agreements with Cendant and its subsidiaries relating to Cendant’s loyalty and rewards programs to provide services to certain Cendant parties. The Cendant-party is generally charged one or more of the following fees relating to these services: an initial fee to implement a particular loyalty program; a management/administration fee; a redemption fee related to redeemed rewards and a booking fee related to bookings by loyalty program members. The revenue for such services attributable to agreements with Realogy and Wyndham related entities was $12.2 million, $10.4 million and $8.7 million for the years ended December 31, 2007, 2008 and 2009, respectively. Each of these loyalty and rewards agreements expired on December 31, 2009, subject to automatic one-year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice.

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

Other Operational Support Agreements. On October 17, 2005, Affinion International (formerly known as CIMS) entered into an agreement pursuant to which Affinion International will continue to use RCI Europe as its exclusive provider of travel services for the benefit of Affinion International’s members in the U.K., Germany, Switzerland, Austria, Italy,

Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI has a right of first refusal to offer travel services in other countries where Affinion International’s members are located. Affinion International will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement expires ten years from October 17, 2005, subject to either party’s right to terminate the agreement on or after the third anniversary of this date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expense for such services was $5.2 million and $4.3 million for the years ended December 31, 2007 and 2008, respectively.

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

Shared Facilities Agreements. On October 17, 2005, certain of our subsidiaries entered into agreements to continue cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the existing related inter-company arrangements. The revenue for such services attributable to Realogy and Wyndham related entities was $1.5 million and $1.7 million for the years ended December 31, 2007 and 2008, respectively. There was no revenue earned for such services for the year ended December 31, 2009. The expense for such services was less than $0.1 million and $0.4 million for the years ended December 31, 2007 and 2008, respectively. There was no expense for such services for the year ended December 31, 2009.

Profit-Sharing Agreements. On October 17, 2005, we entered into agreements to continue our profit-sharing arrangements with Fairtide Insurance Limited, a subsidiary of Realogy. Affinion International and certain of our subsidiaries market certain insurance programs and Fairtide provides reinsurance for the related insurance policies which are provided by a third-party insurer. These agreements have been terminated effective November 1, 2007 and Fairtide Insurance Limited will have no further liability for any claims made under those insurance policies on or after November 1, 2007. The revenue for such services was $0.2 million for the year ended December 31, 2007.

Related Party Transactions Since January 1, 2006

During the second quarter of 2009, utilizing cash on hand and available funds under the Affinion Credit Facility (the balance of which was paid down prior to September 30, 2009), we, through Affinion Investments, LLC (“Affinion Investments”), a non-guarantor subsidiary of Affinion, purchased $64.0 million face amount of Holdings’ outstanding indebtedness under the Holdings Loan Agreement from an affiliate of Apollo for $44.8 million, which we continue to hold.

During 2006 Apollo acquired one of our vendors, SourceCorp Incorporated, that provides document and information services to us. The fees incurred for these services for the years ended December 31, 2007, 2008 and 2009 was $0.9 million, $1.4 million and $1.2 million, respectively.

On January 28, 2010, we, through Affinion Investments, entered into a subscription and capital commitment letter with Alclear Holdings, LLC (“Alclear”), pursuant to which we agreed to (i) become a member of Alclear and (ii) fund a capital contribution to Alclear in cash in the amount of $1.0 million. In order to make its capital contribution in Alclear, Affinion Investments received a capital contribution in cash in the amount of $1.0 million from Affinion. In February 2010, Alclear was selected as the winning bidder in the bankruptcy auction sale of the assets of Verified Identity Pass, Inc., an entity that provides biometric system solutions for airports, airlines, travel agents, and business travelers in the United States. The closing of the sale is expected to occur in the first quarter of 2010, subject to the approval of the bankruptcy court.

Alclear is controlled and partially funded by Caryn Seidman-Becker, who also serves as its Chief Executive Officer. Ms. Seidman-Becker is the spouse of Marc Becker. Mr. Becker is a director of Affinion and a partner of Apollo Global Management, LLC. Apollo holds approximately 97% of the common stock of Holdings.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on NASDAQ and subject to such requirements, we would be entitled to rely on the controlled company exception contained in NASDAQ Marketplace Rule 4350 for exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee and Nominating and Corporate Governance Committee. Pursuant to NASDAQ Marketplace Rule 4350, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee and nominating committee of such company be comprised solely of independent directors. At February 25, 2010, Apollo Management V, L.P. has 97% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

For a discussion of the independence of members of our Audit Committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.”

Item 14.	Principal Accounting Fees and Services

The following table presents fees for audit and other services provided to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the years ended December 31, 2009 and 2008.

	For the Years Ended
	December 31, 2009	December 31, 2008
Audit Fees	$2,570,000	$3,192,000
Audit-Related Fees(1)	430,000	116,000
Tax Fees(2)	29,000	40,000
All Other Fees(3)	—	71,000

Total Fees	$3,029,000	$3,419,000

(1)	Audit related services in 2009 and 2008 represent SAS 70 reports, services associated with senior note offerings and regulatory filings relating to the Company’s international acquisitions.
(2)	Tax services for 2009 and 2008 related primarily to advisory services in connection with VAT taxes and preparation of certain foreign tax returns.
(3)	Other services in 2008 represent advisory services relating to an acquisition.

All of Deloitte & Touche LLP’s fees for 2009 and 2008 were pre-approved by our Audit Committee. The Audit Committee reviewed the 2009 and 2008 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. The Audit Committee’s policy is to pre-approve all services by the Company’s independent accountants. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by Deloitte & Touche to the Company. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Deloitte & Touche must be pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group, Inc., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets of the Company as of December 31, 2009 and 2008

•	Consolidated Statements of Operations of the Company for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Equity (Deficit) of the Company for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference:

Exhibit No.	Description
2.1	Purchase Agreement, dated as of July 26, 2005, by and among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.), as amended by Amendment No. 1 thereto, dated as of October 17, 2005, among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.) (incorporated by reference to Exhibit No. 2.1 to Registration Statement on Form S-4, filed with the SEC on May 8, 2006, File No. 333-133895).

3.1	Amended and Restated Certificate of Incorporation of Affinion Group, Inc. filed in the State of Delaware on September 27, 2005 (incorporated by reference to Exhibit No. 3.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

3.2	By-laws of Affinion Group, Inc. (incorporated by reference to Exhibit No. 3.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.1	Indenture, dated as of October 17, 2005 governing the 10 1/ 8% Senior Notes due 2013, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.2	Supplemental Indenture No. 1, dated as of October 4, 2007, among CCAA Corporation, a Delaware corporation and an indirect subsidiary of Affinion Group, Inc., Affinion Group, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of October 17, 2005 governing the 10 1/8% Senior Notes due 2013 (incorporated by reference to Exhibit No. 4.2 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

Exhibit No.	Description
4.3	Supplemental Indenture No. 2, dated as of January 24, 2008 among Watchguard Registration Services, Inc., an Indiana corporation, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of October 17, 2005 governing the 10 1/8 % Senior Notes due 2013 (incorporated by reference to Exhibit No. 4.3 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

4.4	Indenture, dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.5	Supplemental Indenture No. 1, dated as of October 4, 2007, among CCAA Corporation, a Delaware corporation and an indirect subsidiary of Affinion Group, Inc., Affinion Group, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1 /2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.5 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

4.6	Supplemental Indenture No. 2, dated as of January 24, 2008 among Watchguard Registration Services, Inc., an Indiana corporation, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.6 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

4.7	Form of 10 1/8% Senior Note due 2013 (included in the Indenture filed as Exhibit 4.1 to this Registration Statement) (incorporated by reference to Exhibit No. 25.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.8	Form of 11 1/2% Senior Subordinated Note due 2015 (included in the Indenture filed as Exhibit 4.2 to this Registration Statement) (incorporated by reference to Exhibit No. 25.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.1	Credit Agreement, dated as of October 17, 2005, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, the Lenders from time to time party hereto, Credit Suisse, Cayman Islands Branch, as administrative agent for the Lenders, Deutsche Bank Securities Inc., as syndication agent and Bank of America, N.A. and BNP Paribas Securities Corp., as documentation agents (incorporated by reference to Exhibit No. 10.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.2	Amendment No. 1 to the Credit Agreement dated as of December 22, 2006 among Affinion Group Inc., the lenders and Credit Suisse, Cayman Island Branch (incorporated by reference to Exhibit No. 10.1 to Form 8-K filed with the SEC on January 9, 2007, File No. 333-133895).

10.3	Amendment No. 2 to the Credit Agreement, dated as of June 1, 2007, to the Credit Agreement (as amended from time to time), dated as of October 17, 2005, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, the Lenders from time to time party hereto, Credit Suisse, Cayman Islands Branch, as administrative agent for the Lenders, Deutsche Bank Securities Inc., as syndication agent and Bank of America, N.A. and BNP Paribas Securities Corp., as documentation agents (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 5, 2007, File No. 333-133895).

10.4	Guarantee and Collateral Agreement, dated and effective as of October 17, 2005, among Affinion Group Holdings, Inc., Affinion Group, Inc., each Subsidiary of the Borrower identified therein and Credit Suisse, Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit No. 10.3 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

Exhibit No.	Description
10.5	Management Investor Rights Agreement, dated as of October 17, 2005 among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group Holdings, LLC, a Delaware limited liability company, and the holders that are parties thereto (incorporated by reference to Exhibit No. 10.4 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.6	Consulting Agreement, dated as of October 17, 2005, between Affinion Group, Inc., a Delaware corporation, and Apollo Management V, L.P., a Delaware limited partnership (incorporated by reference to Exhibit No. 10.5 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.7	Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated as of October 17, 2005 (incorporated by reference to Exhibit No. 10.6 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.8	First Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated December 4, 2006 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.9	Second Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 1, 2007, File No. 333-133895).

10.10	Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.6 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.11	Form of Nonqualified Stock Option Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.7 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.12	Restricted Stock Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.7 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.13	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.8 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.14	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Optionee (with Optionee signatories being Rooney, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.9 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.15	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Investor (with Investor signatories being Rooney, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.15 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.16	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.16 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.17	Supplemental Bonus Letter by and between Officer and Cendant Marketing Services Division dated September 28, 2005 (assumed by Affinion Group, Inc.) (with Officer signatories being Lipman, Rooney, Rusin, Siegel, among others) (incorporated by reference to Exhibit No. 10.18 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

Exhibit No.	Description
10.18	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group, Inc., and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.19	Employment Agreement, dated as of November 9, 2007, among Affinion Group, LLC, Affinion Group, Inc. and Robert Rooney (incorporated by reference to Exhibit No. 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.20*	Amendment to Employment Agreement, dated as of January 15, 2010, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert Rooney.

10.21	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.22*	Employment Agreement, dated January 15, 2010, by and between Affinion Group Holdings, Inc, Affinion Group, Inc. and Steven Upshaw.

10.23	Employment Agreement, dated as of June 1, 2007, by and between Affinion Group, Inc. and Thomas J. Rusin (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on June 5, 2007, File No. 333-133895).

10.24*	Employment Agreement, dated as of February 13, 2009, by and between Affinion Group, Inc. and Leonard P. Ciriello.

10.25	Patent License Agreement, dated as of October 17, 2005, between CD Intellectual Property Holdings, LLC, a Delaware corporation and Trilegiant Loyalty Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.23 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.26	Amended and Restated Deferred Compensation Plan, dated as of November 20, 2008, of Affinion Group, Inc. (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2009, File No. 333-133895).

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Affinion Group, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit No.	Description
32*	Certification pursuant to 18 USC Section 1350.

*	Filed herewith.
†	The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. Affinion Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

GLOSSARY

Affinity Marketing

Marketing of programs or services through a third-party channel utilizing its customer base and brand name.

Attrition Rates

Percentage of customers who cancel their membership, package benefits or insurance policy in a given period.

Bounty

Refers to up-front marketing payments we make to our marketing partners as compensation to utilize their brand names and customer contacts.

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

AFFINION GROUP, INC.

Date: February 26, 2010	By:	/s/ Nathaniel J. Lipman
Nathaniel J. Lipman
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Affinion Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathaniel J. Lipman Nathaniel J. Lipman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Todd H. Siegel Todd H. Siegel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Brian J. Dick Brian J. Dick	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/s/ Robert B. Hedges, Jr. Robert B. Hedges, Jr.	Director	February 26, 2010

/s/ Marc E. Becker Marc E. Becker	Director	February 26, 2010

/s/ Stan Parker Stan Parker	Director	February 26, 2010

/s/ Eric L. Press Eric L. Press	Director	February 26, 2010

/s/ Eric L. Zinterhofer Eric L. Zinterhofer	Director	February 26, 2010

/s/ Matthew H. Nord Matthew H. Nord	Director	February 26, 2010

/s/ Kenneth Vecchione Kenneth Vecchione	Director	February 26, 2010

/s/ Richard J. Srednicki Richard J. Srednicki	Director	February 26, 2010

/s/ Peter W. Currie Peter W. Currie	Director	February 26, 2010

/s/ Jon Ellenthal Jon Ellenthal	Director	February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group, Inc.:

We have audited the accompanying consolidated balance sheets of Affinion Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting

/s/ Deloitte & Touche LLP

Stamford, CT February 25, 2010

AFFINION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$69.8	$36.3
Restricted cash	35.0	35.6
Receivables (net of allowance for doubtful accounts of $0.4 and $0.8, respectively)	112.2	77.6
Receivables from related parties	10.9	15.6
Profit-sharing receivables from insurance carriers	71.8	98.3
Prepaid commissions	64.7	62.0
Income taxes receivable	2.2	0.1
Other current assets	53.1	42.9

Total current assets	419.7	368.4
Property and equipment, net	98.9	91.2
Contract rights and list fees, net	34.3	40.7
Goodwill	318.8	307.5
Other intangibles, net	474.4	604.4
Receivables from related parties	3.5	5.3
Other non-current assets	119.8	43.1

Total assets	$1,469.4	$1,460.6

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$20.2	$6.7
Accounts payable and accrued expenses	281.4	268.2
Payables to related parties	14.7	10.0
Deferred revenue	199.1	231.3
Income taxes payable	6.6	—

Total current liabilities	522.0	516.2
Long-term debt	1,423.2	1,360.6
Deferred income taxes	34.6	20.5
Deferred revenue	30.5	35.4
Other long-term liabilities	65.9	74.4

Total liabilities	2,076.2	2,007.1

Commitments and contingencies (Note 11)
Deficit:
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	285.5	311.7
Accumulated deficit	(905.2)	(855.2)
Accumulated other comprehensive income	11.7	(3.7)

Total Affinion Group, Inc. deficit	(608.0)	(547.2)
Non-controlling interest in subsidiary	1.2	0.7

Total deficit	(606.8)	(546.5)

Total liabilities and deficit	$1,469.4	$1,460.6

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net revenues	$1,376.9	$1,409.9	$1,321.0

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	618.2	646.9	608.4
Operating costs	356.4	360.0	334.3
General and administrative	105.1	98.4	113.2
Depreciation and amortization	201.0	260.2	310.8

Total expenses	1,280.7	1,365.5	1,366.7

Income (loss) from operations	96.2	44.4	(45.7)
Interest income	8.1	1.7	4.9
Interest expense	(129.7)	(142.9)	(145.2)
Other income (expense), net	(12.0)	16.3	(0.1)

Loss before income taxes and non-controlling interest	(37.4)	(80.5)	(186.1)
Income tax expense	(11.7)	(7.5)	(4.7)

Net loss	(49.1)	(88.0)	(190.8)
Less: net income attributable to non-controlling interest	(0.9)	(0.7)	(0.3)

Net loss attributable to Affinion Group, Inc.	$(50.0)	$(88.7)	$(191.1)

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

EQUITY (DEFICIT)

(in millions)

	Affinion Group, Inc. Equity
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity (Deficit)
Balance, January 1, 2007	$380.9	$(574.5)	$6.7	$0.6	$(186.3)
Comprehensive loss
Net loss		(191.1)		0.3	(190.8)
Currency translation adjustment			6.3		6.3

Total comprehensive loss					(184.5)
Adoption of FIN 48 and other changes		(0.9)	(0.7)		(1.6)
Dividend paid to non-controlling interest				(0.3)	(0.3)
Return of capital	(32.2)				(32.2)

Balance, December 31, 2007	348.7	(766.5)	12.3	0.6	(404.9)
Comprehensive loss
Net loss		(88.7)		0.7	(88.0)
Currency translation adjustment			(16.0)	(0.2)	(16.2)

Total comprehensive loss					(104.2)
Dividend paid to non-controlling interest				(0.4)	(0.4)
Return of capital	(37.0)				(37.0)

Balance, December 31, 2008	311.7	(855.2)	(3.7)	0.7	(546.5)
Comprehensive loss
Net loss		(50.0)		0.9	(49.1)
Currency translation adjustment			15.4	0.3	15.7

Total comprehensive loss					(33.4)
Dividend paid to non-controlling interest				(0.7)	(0.7)
Return of capital	(26.2)				(26.2)

Balance, December 31, 2009	$285.5	$(905.2)	$11.7	$1.2	$(606.8)

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Operating Activities
Net loss	$(49.1)	$(88.0)	$(190.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	201.0	260.2	310.8
Amortization of favorable and unfavorable contracts	(2.2)	(3.0)	(3.0)
Amortization of debt discount and financing costs	8.2	5.9	6.5
Unrealized loss (gain) on interest rate swaps	(0.9)	15.9	5.1
Unrealized foreign currency transaction loss (gain)	13.6	(16.5)	—
Amortization of share-based compensation	5.0	3.1	2.7
Interest accretion on held-to-maturity debt securities	(4.3)	—	—
Deferred income taxes	4.5	1.5	(5.9)
Payment received for assumption of loyalty points program liability	6.7	7.4	—
Net change in assets and liabilities:
Restricted cash	1.4	0.9	—
Receivables	(28.8)	(8.3)	—
Receivables from and payables to related parties	(1.0)	(1.7)	1.8
Profit-sharing receivables from insurance carriers	26.7	(39.5)	0.7
Prepaid commissions	(1.9)	4.6	10.5
Other current assets	(8.5)	(6.1)	(0.6)
Contract rights and list fees	(1.9)	(5.1)	(2.1)
Other non-current assets	(17.9)	(2.4)	(3.9)
Accounts payable and accrued expenses	(3.5)	4.7	(17.9)
Deferred revenue	(40.8)	(23.8)	(4.8)
Income taxes receivable and payable	0.9	(3.3)	6.8
Other long-term liabilities	(4.6)	(2.1)	(12.8)
Other, net	0.2	(1.3)	(1.3)

Net cash provided by operating activities	102.8	103.1	101.8

Investing Activities
Capital expenditures	(39.9)	(36.7)	(26.9)
Acquisition-related payments, net of cash acquired	(22.5)	(13.7)	(50.4)
Purchase of held-to-maturity debt securities of Affinion Group Holdings, Inc	(49.2)	—	—
Restricted cash	0.1	(8.7)	(0.1)

Net cash used in investing activities	(111.5)	(59.1)	(77.4)

Financing Activities
Proceeds from issuance of senior notes	136.5	—	—
Deferred financing costs	(4.5)	—	—
Borrowings (repayments) under line-of-credit agreement, net	(57.0)	18.5	38.5
Principal payments on borrowings	(6.7)	(0.3)	(100.2)
Dividends paid to parent company	(26.2)	(37.0)	(32.2)
Distribution to non-controlling interest of a subsidiary	(0.7)	(0.4)	(0.3)

Net cash provided by (used in) financing activities	41.4	(19.2)	(94.2)

Effect of changes in exchange rates on cash and cash equivalents	0.8	(2.7)	(0.3)

Net increase (decrease) in cash and cash equivalents	33.5	22.1	(70.1)
Cash and cash equivalents, beginning of period	36.3	14.2	84.3

Cash and Cash Equivalents, End of Period	$69.8	$36.3	$14.2

Supplemental Disclosure of Cash Flow Information:
Interest payments	$118.7	$116.5	$130.5
Income tax payments	$5.6	$7.2	$3.6

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation— On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), a wholly-owned subsidiary of Affinion Group Holdings, Inc. (“Affinion Holdings”) and an affiliate of Apollo Global Management, LLC (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125.0 million face value of newly issued preferred stock (fair value of $80.4 million) of Affinion Holdings and a warrant (fair value of $16.7 million) that is exercisable into 4,437,170 shares of common stock of Affinion Holdings, and $38.1 million of transaction-related costs.

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

•

Insurance and Package Products. The Company markets accidental death and dismemberment insurance and other insurance programs and designs and provides checking account enhancement programs to financial institutions.

•

Loyalty Products. The Company designs, implements and administers points-based loyalty programs for financial, travel, auto and other companies. The Company also provides enhancement benefits to major financial institutions in connection with their credit and debit card programs.

•

Affinion International. Affinion International comprises the Company’s Membership, Package and Loyalty customer engagement businesses outside North America. The Company expects to leverage its current European operational platform to expand its range of products and services, develop new marketing partner relationships in various industries and grow its geographical footprint.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policies

The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries where control exists and variable interest entities in which the Company is the primary beneficiary. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

Share-Based Compensation

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

Insurance — Commission revenue is recognized based on premiums earned by the insurance carriers that issue the policies. Premiums are typically paid either monthly or quarterly and revenue is recognized ratably over the underlying policy coverage period. There are also revenue and profit-sharing arrangements with the insurance carriers which issue the underlying insurance policies. Commission revenue from insurance programs is reported net of insurance costs totaling approximately $180.5 million in 2009, $153.0 million in 2008 and $163.5 million in 2007. Under a typical arrangement, commission revenue of approximately 60% of the gross premiums collected on behalf of the insurance carrier is initially retained and approximately 40% is remitted to the insurance carrier. No less frequently than annually, a profit-sharing settlement analysis is prepared which is based on the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. An accrual is made monthly for the expected share of this excess or shortfall based on the claims experience to date, including an estimate for claims incurred but not reported. The profit share excess is reflected in profit-sharing receivables from insurance carriers on the accompanying consolidated balance sheets. Historically, the claims experience has not resulted in a shortfall.

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

Loyalty — Loyalty Solutions programs generate revenue from three primary product lines: loyalty, protection and convenience. Generally, loyalty revenue consists of an implementation fee on initial program set-up that is recognized over the contract term, with cash received upon completion of agreed-upon milestones, a monthly per member administrative fee and redemption fees that are recognized as earned. Loyalty redemption revenue is reported net of the pass through of fulfillment costs of $226.3 million in 2009, $164.0 million in 2008 and $118.4 million in 2007. Protection and convenience programs are sold to marketing partners on a wholesale basis; the partner generally provides the enhancements (e.g. credit card enhancements) to their customers and a monthly fee is received from the marketing partner based on the number of marketing partner customers who have access to the enhancement program. Marketing partners also purchase incentives (such as gift cards) and revenue is recognized upon the delivery of the incentives to the marketing partner.

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

Income Taxes

Income tax expense is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax expense or to goodwill if related to allowances established prior to the Apollo Transactions, while increases to the valuation allowance result in additional income tax expense. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2009 and 2008, the Company has recorded a full valuation allowance for its U.S. federal deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2009 and 2008.

The Company recognizes uncertainty in income tax positions under a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2009 and 2008, the cash and cash equivalents balance includes $2.2 million and $6.3 million, respectively, that was required by certain foreign regulatory authorities to be transferred to the International travel business and is available to be utilized by the International travel business.

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

The Company uses derivative financial instruments to manage its interest rate risk. Through December 31, 2009 the Company entered into three interest rate swaps (see Note 15—Financial Instruments). The interest rate swaps are recorded at fair value. The swaps are not designated as hedging instruments and therefore changes in their fair value are recognized currently in earnings. The Company does not use derivative instruments for speculative purposes.

Property and Equipment

Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements and computer equipment under capital leases is determined using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. Useful lives are from 5 to 15 years for leasehold improvements, from 3 to 10 years for capitalized software, from 3 to 5 years for computer equipment and from 3 to 7 years for furniture, fixtures and equipment.

Internally-Developed Software

All costs related to the development of internal use software other than those incurred during the application development stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the related software.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill has been assigned to the Company’s reporting units and is tested for impairment at least annually based on financial data relating to the reporting unit to which it has been assigned. The Company’s reporting units are comprised of the four reportable operating segments—Membership products, Insurance and package products, Loyalty products and International products. The Company evaluates the recoverability of the carrying value of each reporting unit’s goodwill as of December 1, or sooner if events occur or circumstances change. Goodwill is tested for impairment by comparing the carrying value of each reporting unit to its fair value. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporating assumptions that it believes marketplace participants would utilize. If the carrying amount of the reporting unit is greater than its fair value, a comparison of the reporting unit’s implied goodwill is compared to the carrying amount of the goodwill to determine the amount of the impairment, if any. Any impairment is recognized in earnings in the period in which the impairment is determined. During the years ended December 31, 2009, 2008 and 2007, no goodwill impairments have been recognized. In 2009, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount. See Note 4—Intangible Assets.

Indefinite-lived intangible assets, if any, are tested for impairment annually, or sooner if events occur or circumstances change. An indefinite-lived intangible asset is tested for impairment by comparing its fair value to its carrying amount and, if the carrying amount is greater than the fair value, recognizing an impairment loss for the excess.

The Company’s intangible assets as of December 31, 2009 and 2008 consist primarily of intangible assets with finite useful lives acquired by the Company in the Apollo Transactions and are recorded at their respective fair values. Finite-lived intangible assets are amortized as follows:

Intangible Asset	Amortization Method	Estimated Useful Lives
Member relationships	Declining balance	7 years
Affinity relationships	Declining balance	7-10 years
Proprietary databases and systems	Straight line	3 years
Trademarks and tradenames	Straight line	15 years
Patents and technology	Declining balance	12 years
Covenants not-to-compete	Straight line	Contract life

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

Self-Insurance Reserves

At December 31, 2009 and 2008, included in accounts payable and accrued expenses on the consolidated balance sheets are liabilities of $2.2 million and $2.1 million, respectively, primarily related to health and welfare programs provided to employees in North America. Such compensation programs are self-insured. The required liability of such benefits is estimated based on actual claims outstanding and the estimated costs of claims incurred but not reported as of the balance sheet date.

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

Concentration

The Company generally derives a substantial portion of its net revenues from members and end-customers through approximately 10 of the Company’s marketing partners. For the years ended December 31, 2009, 2008 and 2007, the Company derived approximately 48%, 52% and 52%, respectively, of its net revenues from members and end-customers through marketing and servicing agreements with 10 of its marketing partners. There were no marketing partners that accounted for more than 10% of consolidated net revenues for the year ended December 31, 2009. The Company’s largest marketing partner accounted for 10.4% of consolidated net revenues for the year ended December 31, 2008. In 2007, the Company’s two largest marketing partners accounted for 11.4% and 11.1% of consolidated net revenues. Many of these key marketing partner relationships are governed by agreements that may be terminated without cause by the marketing partners upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s marketing partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the marketing partners may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key marketing partners, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance at beginning of period	$0.8	$1.3
Provision charged to expense, net of recoveries	(0.3)	0.1
Write-offs	(0.1)	(0.6)

Balance at end of period	$0.4	$0.8

Supplemental Disclosure of Cash Flow Information

As a result of Affinion Holdings’ election to pay interest on its outstanding debt by increasing the face amount of the debt, during 2009, the Company increased the carrying amount of its held-to-maturity debt securities issued by Affinion Holdings by $1.3 million. The Company acquired certain assets and assumed certain liabilities as a result of its acquisition of Mercato Impresa S.p.A. in December 2009 (see Note 3). In addition, during 2008 the Company entered into a capital lease, acquiring property and equipment with a fair value of $0.7 million. At December 31, 2009, the Company had accruals for the acquisition of property and equipment and deferred financing costs of $0.5 million and $0.2 million, respectively.

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of this guidance for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In February 2007, the FASB issued new guidance that permits entities to choose to measure many financial instruments and other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. Effective January 1, 2008, the Company adopted the fair value guidance issued September 2006 and February 2007, other than for certain nonfinancial assets and nonfinancial liabilities. Adoption of this new guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows and the Company did not elect the fair value option for any of its financial instruments. Effective January 1, 2009, the Company adopted the fair value guidance for certain nonfinancial assets and nonfinancial liabilities. Adoption of this new guidance for certain nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows and the Company did not elect the fair value option for any of its nonfinancial assets and nonfinancial liabilities. See Note 15 for additional information.

In December 2007, the FASB issued new guidance for business combinations which retains the fundamental requirements that the acquisition or purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The new guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The new guidance also provides guidance for identifying and recognizing intangible assets separately from goodwill. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and to deferred taxes related to business combinations for which the acquisition date was prior to the adoption of the accounting guidance. Effective January 1, 2009, the Company adopted the new guidance. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued new guidance relating to noncontrolling interests (third-party holdings) in consolidated subsidiaries. The new guidance requires all entities to present the portion of net income attributable to non-controlling interests for such subsidiaries as net income applicable to non-controlling interests on the consolidated statements of operations, and to present the portion of stockholder’s equity of such subsidiaries as non-controlling interests on the consolidated balance sheets. Effective January 1, 2009, the Company adopted the new guidance. The adoption of the new guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of non-controlling interests in the Company’s consolidated financial statements. As a result of the retrospective presentation and disclosure requirements contained in the new guidance, certain prior period items in these consolidated financial statements have been reclassified to conform to the required presentation under the new guidance.

In March 2008, the FASB issued new guidance relating to disclosures relating to derivative instruments and hedging activities. The new guidance changes the disclosure requirements for derivative instruments and hedging activities, requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Effective January 1, 2009, the Company adopted the new guidance. The Company’s adoption of the new guidance had no impact on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued new guidance that requires every publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The new guidance is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new guidance for the interim period ended June 30, 2009. The Company’s adoption of the new guidance had no impact on its consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued new guidance relating to subsequent events. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or available to be issued.” The new guidance is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted the new guidance for the interim period ended June 30, 2009. The Company’s adoption of the new guidance had no impact on its consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued new guidance that identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”). In addition, the new guidance established the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative generally accepted accounting principles in the United States. The previously existing GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance (levels A through D), including original pronouncements of the FASB, Emerging Issues Task Force abstracts and other accounting literature. The Codification eliminates this hierarchy and replaced the previously existing GAAP (other than rules and interpretive releases of the SEC) with two levels of literature: authoritative and nonauthoritative.

3.	ACQUISITIONS

On December 11, 2009, the Company entered into a Share Purchase Agreement (SPA) to acquire substantially all of the outstanding equity of Mercato Impresa S.p.A. (Mercato), a marketing services and procurement services provider primarily for a leading Italian financial institution. The consideration of EUR 18.8 million, or approximately $28.2 million, was allocated among the acquired assets and assumed liabilities, principally between affinity relationships of $20.2 million, cash and cash equivalents of $10.4 million, net deferred income tax liabilities of $6.3 million, trade receivables of $3.5 million, trade payables of $3.5 million and income taxes payable of $2.6 million, based on their respective fair values as of the acquisition date. The purchase price was in excess of the fair value of the net assets acquired, resulting in the recognition of goodwill of $6.6 million. The affinity relationships are being amortized on an accelerated basis over 7 years. The post-acquisition operating results of Mercato included in the Company’s consolidated statement of operations for the year ended December 31, 2009 were insignificant. Transaction costs of $0.6 million were included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2009. There were no other significant acquisitions in 2009.

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

On December 11, 2008, the Company acquired the outstanding equity of Loyaltybuild Limited (“Loyaltybuild”), a loyalty program benefit provider and accommodation reservation booking business. The purchase price consisted of an initial payment at closing of $16.1 million, with additional payments up to a maximum of EUR 16.0 million, or approximately $22.6 million, based on 2009 and 2010 earnings. The initial purchase price (including transaction costs of $0.4 million), net of acquired cash and cash equivalents of $3.8 million, was allocated among the acquired assets and assumed liabilities, principally between affinity relationships of $8.3 million, proprietary databases and systems of $1.7 million, property and equipment of $1.6 million, other current assets of $0.6 million, covenants not to compete of $0.2 million, accounts payable and accrued expenses of $2.9 million, a deferred tax liability of $1.3 million, based on their respective fair values as of the acquisition date. The purchase price net of acquired cash and cash equivalents was in excess of the fair value of the net assets acquired, resulting in the recognition of goodwill of $4.4 million. The affinity relationships are being amortized on an accelerated basis over 10 years, and proprietary databases and systems and covenants not to compete are being amortized on a straight line basis over 5 years and 2 years, respectively. The post-acquisition operating results of Loyaltybuild included in the Company’s consolidated statement of operations for the year ended December 31, 2008 were insignificant.

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

Subsequent Event – On January 4, 2010, the Company acquired a credit card registration membership business from a U.S.-based financial institution for approximately $36.9 million. The purchase price will be allocated among the acquired assets and assumed liabilities based on their fair value on the acquisition date. The Company has not completed its purchase price allocation.

4.	INTANGIBLE ASSETS

Intangible assets consisted of:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Member relationships	$809.1	$(607.4)	$201.7	$806.7	$(509.7)	$297.0
Affinity relationships	603.4	(362.7)	240.7	576.7	(306.2)	270.5
Proprietary databases and systems	56.0	(54.3)	1.7	55.9	(53.2)	2.7
Trademarks and tradenames	26.1	(7.6)	18.5	25.5	(5.7)	19.8
Patents and technology	25.0	(13.9)	11.1	25.0	(11.6)	13.4
Covenants not to compete	1.2	(0.5)	0.7	1.2	(0.2)	1.0

	$1,520.8	$(1,046.4)	$474.4	$1,491.0	$(886.6)	$604.4

During 2009 and 2008, foreign currency translation resulted in an increase of $5.3 million and a decrease of $19.0 million, respectively, in the gross carrying amount of intangible assets and an increase of $4.2 million and a decrease of $10.9 million, respectively, in accumulated amortization.

Amortization expense relating to intangible assets was as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Member relationships	$97.1	$123.1	$145.6
Affinity relationships	53.1	64.5	86.5
Proprietary databases and systems	1.1	14.5	17.8
Trademarks and tradenames	1.7	2.2	1.7
Patents and technology	2.3	2.4	2.6
Covenants not to compete	0.3	0.2	—

Total	$155.6	$206.9	$254.2

Based on the Company’s amortizable intangible assets as of December 31, 2009, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $131.3 million in 2010, $112.6 million in 2011, $91.2 million in 2012, $44.5 million in 2013 and $41.0 million in 2014.

At January 1, 2009 and December 31, 2009, the Company had gross goodwill of $322.5 million and $333.8 million, respectively, and accumulated impairment losses of $15.0 million as of both dates. The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	Balance at January 1, 2008	Acquisition	Currency Translation	Balance at December 31, 2008	Acquisition	Currency Translation	Balance at December 31, 2009
Membership products	$231.1	$—	$—	$231.1	$—	$—	$231.1
Insurance and package products	58.3	—	—	58.3	—	—	58.3
International products	12.6	5.3	0.2	18.1	8.8	2.5	29.4

Total	$302.0	$5.3	$0.2	$307.5	$8.8	$2.5	$318.8

The acquisition-related change in goodwill of International products in 2009 is principally attributable to the acquisition of Mercato Impresa S.p.A., a marketing services and procurement services provider primarily for a leading Italian financial institution, based on preliminary purchase price allocations (see Note 3 – Acquisitions). Substantially all of the change in goodwill of International products in 2008 is attributable to the acquisitions of Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business and the European travel services business, based on purchase price allocations (see Note 3 – Acquisitions).

5.	CONTRACT RIGHTS AND LIST FEES

Contract rights and list fees consisted of:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$61.4	$(42.6)	$18.8	$55.4	$(28.3)	$27.1
List fees	24.5	(9.0)	15.5	19.5	(5.9)	13.6

	$85.9	$(51.6)	$34.3	$74.9	$(34.2)	$40.7

Amortization expense for the year ended December 31, 2009 was $15.7 million, of which $3.6 million is included in marketing expense and $12.1 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2009. Amortization expense for the year ended December 31, 2008 was $19.8 million, of which $2.6 million is included in marketing expense and $17.2 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2008. Amortization expense for the year ended December 31, 2007 was $21.0 million, of which $2.2 million is included in marketing expense and $18.8 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2007. Based on the Company’s contract rights and list fees as of December 31, 2009, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $13.7 million in 2010, $11.1 million in 2011, $2.9 million in 2012, $2.4 million in 2013 and $1.6 million in 2014.

6.	OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2009	2008
Prepaid membership materials	$14.9	$12.7
Prepaid insurance costs	4.7	3.5
Other receivables	5.1	8.1
Prepaid merchant fees	1.9	2.5
Other	26.5	16.1

Total	$53.1	$42.9

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2009	2008
Leasehold improvements	$14.5	$12.0
Capitalized software	140.1	118.5
Computer equipment ($2.4 million and $1.7 million in 2009 and 2008, respectively, under capital leases)	68.4	55.0
Furniture, fixtures and equipment	10.7	9.0
Projects in progress	18.0	16.6

	251.7	211.1
Less: Accumulated depreciation and amortization	(152.8)	(119.9)

Total	$98.9	$91.2

Depreciation and amortization expense on property and equipment totaled $33.3 million, $36.1 million and $37.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2009	2008
Accounts payable	$85.5	$75.5
Accrued commissions	24.3	24.5
Accrued payroll and related costs	24.9	29.0
Accrued product costs	34.3	37.3
Accrued marketing costs	19.8	26.4
Accrued interest	18.5	18.6
Accrued taxes, other than income taxes	29.7	22.7
Accrued legal and professional fees	5.5	6.7
Other	38.9	27.5

Total	$281.4	$268.2

Certain 2008 balances have been reclassified from accounts payable to accrued commissions to conform to 2009 classifications.

9.	LONG-TERM DEBT

Long-term debt consisted of:

	December 31,
	2009	2008
Term loan due 2012	$648.6	$655.0
Revolving credit facility expiring in 2011	—	57.0
10 1/8% senior notes due 2013, net of unamortized discount of $1.1 million and $1.4 million, respectively, with an effective interest rate of 10.285%	302.9	302.6
10 1/8% senior notes due 2013, net of unamortized discount of $11.7 million, with an effective interest rate of 12.877%	138.3	—
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $3.1 million and $3.6 million, respectively, with an effective interest rate of 11.75%	352.4	351.9
Capital lease obligations	1.2	0.8

Total debt	1,443.4	1,367.3
Less: current portion of long-term debt	(20.2)	(6.7)

Long-term debt	$1,423.2	$1,360.6

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities. The term loan provides, at the Company’s option, for interest rates of a) adjusted LIBOR plus 2.50% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.50%. As of December 31, 2009 and 2008, the interest rates on the term loan were 2.73% and 4.65% respectively. The revolving credit facility provides, at the Company’s option, for interest rates of adjusted LIBOR plus 2.75% or ABR plus 1.75% subject to downward adjustment based on the Company’s senior secured bank leverage ratio, as set forth in the agreement governing the Affinion Credit Facility. As of December 31, 2008, the interest rate on the revolving credit facility was 3.87%. The Affinion Credit Facility is secured by all of the Company’s outstanding stock held by Affinion Holdings and by substantially all of the assets of the Company, subject to certain exceptions. The term loan requires quarterly repayments totaling $8.6 million per annum with the balance payable at maturity in October 2012 subject to reductions for certain prepayments. Through December 31, 2009, the Company had made nine voluntary prepayments of the term loan aggregating $205.0 million, in addition to the $6.4 million repayment made in the first quarter of 2009 based on excess cash flow through December 31, 2008, and, therefore, all of the Company’s mandatory repayment obligations have been satisfied, other than future required annual payments, if any, based on excess cash flow, as set forth in the agreement governing the Affinion Credit Facility. The Affinion Credit Facility generally requires the Company to prepay the outstanding term loan with proceeds from certain asset dispositions that are not reinvested, a portion of excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future, as set forth in the agreement governing the Affinion Credit Facility. The Affinion Credit Facility also permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. The revolving credit facility carries a commitment fee of 0.5% on the unused amount. As of December 31, 2009, there were no outstanding borrowings under the revolving credit facility. As of December 31, 2008, $57.0 million had been drawn down under the revolving credit facility.

As of December 31, 2009, the Company had $93.2 million available for borrowing under the Affinion Credit Facility, after giving effect to the issuance of $6.8 million of letters of credit.

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bear interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes mature on October 15, 2013. The Company may redeem all or part of the Senior Notes at any time on or after October 15, 2009 at redemption prices (generally at a premium) set forth in the indenture governing the Senior Notes. The Senior Notes are senior unsecured obligations and rank equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. As discussed in Note 18—Guarantor/Non-Guarantor Supplemental Financial Information, the Senior Notes are guaranteed by certain subsidiaries of the Company.

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

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. The Company may redeem some or all of the Senior Subordinated Notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing the Senior Subordinated Notes. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment with the Company’s existing and future senior obligations and senior to the Company’s future subordinated indebtedness. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility, the Senior Notes and the 2009 Senior notes (defined below) as discussed in Note 18—Guarantor/Non-Guarantor Supplemental Financial Information.

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

On June 5, 2009, the Company issued senior notes (“2009 Senior Notes”), with a face value of $150.0 million, for net proceeds of $136.5 million. The 2009 Senior Notes bear interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The 2009 Senior Notes mature on October 15, 2013. The Company may redeem all or part of the 2009 Senior Notes at any time on or after October 15, 2009 at redemption prices (generally at a premium) set forth in the indenture governing the 2009 Senior Notes. The 2009 Senior Notes are senior unsecured obligations and rank equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. The 2009 Senior Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility, the Senior Notes and the Senior Subordinated Notes as discussed in Note 18—Guarantor/Non-Guarantor Supplemental Financial Information. Although the terms and covenants of the 2009 Senior Notes are substantially identical to those of the Senior Notes, the 2009 Senior Notes are not additional securities under the indenture governing the Senior Notes, were issued under a separate indenture, do not vote as a single class with the Senior Notes and do not necessarily trade with the Senior Notes.

On October 1, 2009, the Company completed a registered exchange offer and exchanged all of the then-outstanding 2009 Senior Notes into a like principal amount of 2009 Senior Notes that have been registered under the Securities Act.

The Affinion Credit Facility, the Senior Notes, the Senior Subordinated Notes and the 2009 Senior Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid can not exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the years ended December 31, 2009, 2008 and 2007, the Company paid cash dividends to its parent company of $25.1 million, $37.0 million and $32.2 million, respectively, and also paid a $1.1 million in-kind dividend in the form of Affinion Holdings debt during the year ended December 31, 2009. The Company was in compliance with the covenants referred to above as of December 31, 2009. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the Affinion Credit Facility, a material breach of representation or warranty and a change of control.

Debt issuance costs related to the various debt instruments are being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method. The unamortized debt issuance costs totaled $22.5 million and $23.5 million as of December 31, 2009 and 2008, respectively, and are included in other non-current assets on the consolidated balance sheets. The debt discounts and premiums are also being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method.

The Company also leases certain equipment under capital leases expiring through 2014.

The aggregate maturities of debt, including capital leases, as of December 31, 2009 are as follows:

Amount
2010	$20.2
2011	0.3
2012	629.0
2013	454.3
2014	0.1
Thereafter	355.5

$1,459.4

On January 31, 2007, Affinion Holdings entered into a five-year $350.0 million senior unsecured term loan facility with certain banks at an initial interest rate of LIBOR plus 6.25%. This loan matures on March 1, 2012. The interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by Affinion Holdings by adding such interest to the principal amount of the loans. Affinion Holdings made a payment-in-kind election for the interest period ending September 1, 2009. The loan contains restrictive covenants related primarily to the Company’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. During 2008, Affinion Holdings entered into three interest rate swap agreements with the same counterparty that effectively convert the $350.0 million senior unsecured term loan into a fixed rate obligation. During the years ended December 31, 2009, 2008 and 2007, the Company made dividend distributions to Affinion Holdings of $19.2 million, $37.0 million and $32.2 million, respectively, to enable Affinion Holdings to service its debt, inclusive of the interest rate swaps. The Company expects that, in the future, to the extent that it is permitted contractually and legally to pay cash dividends to Affinion Holdings, Affinion Holdings may require the Company to pay cash dividends to enable Affinion Holdings to service its net cash obligations under the loan facility and interest rate swap agreements. The Company and its subsidiaries do not guarantee the Affinion Holdings term loan facility.

10.	INCOME TAXES

The income tax (expense) benefit consisted of the following:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Current:
Federal	$—	$—	$—
State	(2.2)	(0.5)	(6.0)
Foreign	(6.0)	(5.5)	(4.6)

	(8.2)	(6.0)	(10.6)

Deferred:
Federal	(6.8)	(6.6)	(6.9)
State	(0.9)	(1.6)	3.0
Foreign	4.2	6.7	9.8

	(3.5)	(1.5)	5.9

Total income tax (expense) benefit	$(11.7)	$(7.5)	$(4.7)

Pre-tax loss for domestic and foreign operations before minority interests consisted of the following:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Domestic	$(15.8)	$(84.6)	$(158.1)
Foreign	(21.6)	4.1	(28.0)

Pre-tax loss	$(37.4)	$(80.5)	$(186.1)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2009	2008
Current deferred income tax assets:
Accrued expenses and deferred revenue	$53.4	$54.5
Prepaid expenses	—	—
Provision for doubtful accounts	0.5	0.5
Other	6.8	3.5

Current deferred income tax assets	60.7	58.5
Current deferred income tax liabilities:
Profit-sharing receivables from insurance carriers	(28.1)	(29.6)
Accrued expenses	0.3	(5.4)
Deferred revenue	—	—
Prepaid expenses	(20.2)	(19.3)

Current deferred income tax liabilities	(48.0)	(54.3)
Valuation allowance	(12.1)	(3.7)

Current net deferred income tax asset (liability)	$0.6	$0.5

Non-current deferred income tax assets:
Net operating loss carryforwards	$85.2	$86.1
State net operating loss carryforwards	7.4	5.7
Depreciation and amortization	496.6	414.4
Other	1.0	6.3
Foreign tax credits	18.0	13.7

Non-current deferred income tax assets	608.2	526.2
Non-current deferred income tax liabilities:
Other	0.2	(4.2)
Depreciation and amortization	(261.1)	(197.5)

Non-current deferred income tax liabilities	(260.9)	(201.7)
Valuation allowance	(379.4)	(345.0)

Non-current net deferred income tax liability (net of $2.5 non-current deferred income tax asset included in other non-current assets on the December 31, 2009 consolidated balance sheet)	$(32.1)	$(20.5)

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

As of December 31, 2009, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards of approximately $327.7 million (which will expire in 2025 through 2029) and foreign tax credit carryovers of approximately $18.0 million (which will expire in 2015 through 2019). Affinion Holdings and its subsidiaries have state net operating loss carryforwards of approximately $162.4 million (which expire, depending on the jurisdiction, between 2010 and 2029) and state tax credits of $1.6 million (which expire between 2010 and 2013). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. Affinion Holdings and its subsidiaries also have net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $45.1 million (of the net operating losses that expire, expiring between 2010 and 2024). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $40.3 million of these net operating losses is required due to the uncertainty of their realization. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2009 totaled $426.0 million.

As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $207.5 million (which will expire in 2025 through 2029) and foreign tax credit carryovers of approximately $18.0 million (which will expire in 2015 through 2019). The Company has state net operating loss carryforwards of approximately $130.9 million (which expire, depending on the jurisdiction, between 2010 and 2029) and state tax credits of $1.6 million (which expire between 2010 and 2013). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $45.1 million (of the net operating losses that expire, expiring between 2010 and 2024). The Company has concluded that a valuation allowance relating to approximately $40.3 million of these net operating losses is required due to the uncertainty of their realization. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2009 totaled $391.5 million.

As of December 31, 2008, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards of approximately $300.0 million (which will expire in 2025 through 2028) and foreign tax credit carryovers of approximately $13.7 million (which will expire in 2015 through 2018). Affinion Holdings and its subsidiaries have state net operating loss carryforwards of approximately $137.8 million (which expire, depending on the jurisdiction, between 2010 and 2028) and state tax credits of $1.1 million (which expire between 2010 and 2012). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. Affinion Holdings and its subsidiaries also have net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $33.7 million (of the net operating losses that expire, expiring between 2010 and 2023). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $17.0 million of these net operating losses is required due to the uncertainty of their realization. The valuation allowances against foreign deferred tax assets has been decreased for the U.K. by $4.9 million, Italy by $1.5 million and Sweden by $0.6 million, based on management’s expectation of realization. The valuation allowance for state deferred tax assets has increased by $3.6 million. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2008 totaled $379.1 million.

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $219.9 million (which will expire in 2025 through 2028) and foreign tax credit carryovers of approximately $13.7 million (which will expire in 2015 through 2018). The Company has state net operating loss carryforwards of approximately $118.1 million (which expire, depending on the jurisdiction, between 2010 and 2028) and state tax credits of $1.1 million (which expire between 2010 and 2012). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $33.7 million (of the net operating losses that expire, expiring between 2010 and 2023). The Company has concluded that a valuation allowance relating to approximately $17.0 million of these net operating losses is required due to the uncertainty of their realization. The valuation allowances against foreign deferred tax assets has been decreased for the U.K. by $4.9 million, Italy by $1.5 million and Sweden by $0.6 million, based on management’s expectation of realization. The valuation allowance for state deferred tax assets has increased by $3.5 million. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2008 totaled $348.7 million.

No provision has been made for the accumulated and undistributed earnings of the foreign subsidiaries of the Company. With the exception of a South African subsidiary and a recent Italian acquisition, foreign taxable income is recognized currently for federal and state income tax purposes because such operations are recognized in entities disregarded for federal and state income tax purposes. As of December 31, 2009, there are $2.4 million of accumulated and undistributed earnings of the South African and Italian subsidiaries. If those earnings were distributed in the form of dividends or otherwise, no deferred tax liability would be required due to available foreign tax credits.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal expense	15.8	1.4	0.8
Change in valuation allowance and other	(92.0)	(54.8)	(43.6)
Taxes on foreign operations at rates different than U.S. federal rates	(4.0)	2.1	3.4
Foreign tax credits	14.8	7.3	2.5
Non-deductible expenses	(0.8)	(0.3)	(0.6)

	(31.2)%	(9.3)%	(2.5)%

As noted above, the effective tax rate has fluctuated significantly year over year. These fluctuations indicated above are primarily as a result of the change in loss before income taxes and non-controlling interest to $37.4 million for the year ended December 31, 2009 compared to $80.5 million and $186.1 million for the years ended December 31, 2008 and 2007, respectively.

As of January 1, 2007, the Company adopted new guidance relating to the accounting for uncertainty in income taxes and increased its tax reserves for uncertain tax positions included in other long-term liabilities by $9.4 million, decreased its long-term deferred income taxes by $7.9 million, decreased its income taxes payable by $0.6 million and increased its January 1, 2007 accumulated deficit by $0.9 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no recognition of additional penalties and interest required as a result of the adoption of the new guidance. In accordance with the new guidance, the Company recognized $0.2 million and $0.4 million of interest related to uncertain tax positions arising in 2009 and 2008, respectively. The interest has been included in income tax expense for the year ended December 31, 2009 and 2008, respectively. The Company’s gross unrecognized tax benefits decreased by $1.9 million for the year ended December 31, 2009 and increased by $2.5 million for the year ended December 31, 2008 as a result of tax positions for the applicable year. A reconciliation of the beginning and ending amount of tax reserves for uncertain tax positions for 2009 and 2008 is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Unrecognized tax benefits – January 1	$11.8	$9.3	$9.4
Gross increase – prior period tax positions	0.4	2.0	—
Gross decrease – prior period tax positions	—	(1.1)	(0.1)
Gross increase – current period tax positions	0.2	2.5	—
Gross decrease – current period tax positions	(2.5)	(0.9)	—

Unrecognized tax benefits – December 31	$9.9	$11.8	$9.3

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

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense totaled $13.4 million, net of sublease rental income of $0.1 million, for the year ended December 31, 2009, $13.1 million, net of sublease rental income of $0.4 million, for the year ended December 31, 2008 and $12.9 million, net of sublease rental income of $0.5 million, for the year ended December 31, 2007. At both December 31, 2009 and 2008, the Company has accrued $1.1 million included in other long-term liabilities on the consolidated balance sheets, in connection with asset retirement obligations relating to its leased facilities.

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2009 are as follows:

Amount
2010	$16.8
2011	14.4
2012	11.8
2013	12.2
2014	9.3
Thereafter	41.4

Future minimum lease payments	$105.9

Litigation

In the ordinary course of business, the Company is involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. The Company is also a party to a lawsuit which was brought against its affiliate and which alleges that the Company violated certain federal or state consumer protection statutes (as described below). The Company intends to vigorously defend itself against this lawsuit.

On August 9, 2005, a class action suit (the “August 2005 Suit”) was filed against Trilegiant in the U.S. District Court for the Northern District of California, San Francisco Division. The claim asserted violations of the Electronic Funds Transfer Act and various California consumer protection statutes. The suit sought unspecified actual damages, statutory damages, attorneys’ fees, costs and injunctive relief. As noted in the description of the 2001 Class Action below, the parties have obtained final approval of a class-wide settlement in the 2001 Class Action that resulted in the dismissal of this lawsuit with prejudice on July 18, 2008. Trilegiant was not required to make any payments in connection with the dismissal of this lawsuit other than the settlement payments noted in the description of the 2001 Class Action below.

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

On November 15, 2001, a class action complaint (the “2001 Class Action”) was filed in Madison County, Illinois against Trilegiant alleging violations of state consumer protection statutes in connection with the sale of certain membership programs. Motions to dismiss were denied and a class was certified by the court. On February 14, 2008, the parties entered into a definitive settlement agreement that resolved this lawsuit and the August 2005 Suit on a class-wide basis. On February 15, 2008 the court entered an order preliminarily approving the settlement. A final fairness hearing was held on July 18, 2008 at which the court issued a final order approving the settlement. No appeals of the final approval were taken, and therefore the settlement became final and non-appealable on August 18, 2008. Cendant has agreed to indemnify the Company for a significant portion of the settlement, which indemnification obligation has been assumed by Wyndham and Realogy as successors to various segments of Cendant’s business. The settlement payments for which Trilegiant is responsible and does not expect to be indemnified by Cendant are not material in amount and have been accrued for in the consolidated financial statements.

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

Subject to certain limitations, Cendant has agreed to indemnify the Company for actual losses, damages, liabilities, claims, costs and expenses and taxes incurred in connection with certain of the matters described above. See Note 14 – Related Party Transactions for a summary of the terms of the indemnification agreements.

Other Contingencies

On May 27, 2009, the U.S. Senate Committee on Commerce, Science, and Transportation (the “Committee”) initiated an investigation into two of the Company’s competitors, Vertrue Inc. and Webloyalty.com, Inc., in connection with their e-commerce marketing practices, including those relating to consumers’ account number acquisition. On July 10, 2009, the Committee expanded the scope of its investigation to include the Company and requested the Company to provide certain information about the Company’s domestic online marketing practices, including those relating to the acquisition of consumers’ credit or debit card account numbers automatically from the Company’s partners when a consumer enrolls in one of the Company’s programs immediately after making a purchase through one of the Company’s partners’ web sites (“Online Data-pass Marketing”). On January 6, 2010, the Company sent a letter to the Committee informing them of its decision, after careful consideration of the fluid and iterative nature of the internet, to cease Online Data-pass Marketing for its membership programs and make certain additional changes to the disclosures in the Company’s online marketing and fulfillment. Specifically, the Company, when marketing these programs online, now requires consumers to provide all 16 digits of their credit or debit card when enrolling in the Company’s membership programs in the online post-transaction environment.

In addition, between December 2008 and December 2009, the Company received inquiries from numerous state attorneys general relating to the marketing of its membership programs. The Company has responded to each state’s request for documents and information and is in active discussions regarding the resolution of these matters.

Other Commitments

In the ordinary course of business, the Company enters into purchase agreements for its marketing and membership program support and travel services. The commitments covered by these agreements as of December 31, 2009 totaled approximately $19.8 million for 2010, $17.4 million for 2011, $4.6 million for 2012 and $0.7 million for 2013.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of December 31, 2009, the Company provided guarantees for surety bonds totaling approximately $11.3 million and issued letters of credit totaling $6.8 million.

12.	SHARE-BASED COMPENSATION

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the Board of Directors (the “Board”) of Affinion Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Options granted under the 2005 Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 4.9 million shares of its common stock under the 2005 Plan over a ten year period. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below.

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of its common stock under the 2007 Plan over a ten year period. As of December 31, 2009, there were 8.2 million shares available under the 2007 Plan for future grants.

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

Stock Options

During 2009 and 2008, there were no stock options granted to employees from the 2005 Plan. During 2007, 0.3 million stock options were granted to employees from the 2005 Plan. The options were granted with an exercise price of $4.76, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Exercise price	$4.76	$4.76	$4.76
Vesting period	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Option term	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Vesting for tranches B and C is accelerated upon the achievement of certain investment returns by Apollo.

During 2009, 2008 and 2007, 0.9 million, 0.2 million and 0.6 million stock options, respectively, were granted to employees from the 2007 Plan. The stock options granted in 2009 had an exercise price of $15.25 and the stock options granted in 2008 and 2007 had an exercise price of $13.02, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan had the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During 2009 and 2007, Affinion Holdings granted 0.1 million and less than 0.1 million stock options, respectively, to members of the Board of Directors with exercise prices of $15.25 and $13.02, respectively, equal to the estimated fair value of a share of the underlying common stock on the dates of grant. These options were fully vested as of the date of grant and have a 10-year option term. During 2008, there were no stock options granted to members of the Board of Directors.

The fair value of each option award from the 2005 Plan during the year ended December 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	Tranche A	Tranche B	Tranche C
Expected volatility	43%	47%	48%
Expected life (in years)	6.50	8.43	8.72
Risk-free interest rate	4.40%	4.46%	4.46%
Dividend yield	—%	—%	—%

The fair value of each option award from the 2007 Plan during the years ended December 31, 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2009 Grants	2008 and 2007 Grants
Expected volatility	66%	48%
Expected life (in years)	6.25	6.25
Risk-free interest rate	2.24%	3.89%

A summary of option activity is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees - Tranche B	2005 Plan – Grants to Employees - Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2007	2,059	1,029	1,029	276	—
Granted	132	66	66	42	642
Exercised	—	—	—	—	—
Forfeited or expired	(71)	(39)	(39)	—	—

Outstanding options at December 31, 2007	2,120	1,056	1,056	318	642
Granted	—	—	—	—	189
Exercised	(3)	—	—	—	—
Forfeited or expired	(76)	(53)	(53)	—	(52)

Outstanding options at December 31, 2008	2,041	1,003	1,003	318	779
Granted	—	—	—	108	904
Exercised	—	—	—	—	—
Forfeited or expired	(233)	(103)	(103)	—	(62)

Outstanding options at December 31, 2009	1,808	900	900	426	1,621

Vested or expected to vest at December 31, 2009	1,808	900	900	426	1,621

Exercisable options at December 31, 2009	1,417	—	—	426	315

Weighted average remaining contractual term (in years)	6.0	6.0	6.0	7.5	8.7
Weighted average grant date fair value per option – 2007	$2.38	$2.84	$2.91	$6.74	$6.74
Weighted average grant date fair value per option – 2008	—	—	—	—	$6.74
Weighted average grant date fair value per option – 2009	—	—	—	$9.44	$9.44

Based on the estimated fair values of options granted, stock compensation expense for the years ended December 31, 2009, 2008 and 2007 totaled $5.0 million, $2.9 million and $2.2 million, respectively. As of December 31, 2009, there was $12.7 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.6 years.

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

A summary of restricted stock activity is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2007	105	$4.76
Granted	63	9.52
Vested	(105)	4.76
Forfeited	—	—

Outstanding restricted unvested awards at December 31, 2007	63	4.76
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at December 31, 2008	63	9.52
Granted	—	—
Vested	—	—
Forfeited	(21)	—

Outstanding restricted unvested awards at December 31, 2009	42	$9.52

Weighted average remaining contractual term (in years)	0.4

Based on the estimated fair values of restricted stock granted, stock compensation expense for the years ended December 31, 2008 and 2007 totaled $0.2 million and $0.5 million, respectively. There was no stock compensation expense recognized for the year ended December 31, 2009 related to restricted stock grants. As of December 31, 2009, there was $0.1 million of unrecognized compensation cost related to restricted stock granted, which will be recognized over a weighted average period of approximately 0.2 years.

Restricted Stock Units

Subsequent Event—On January 13, 2010, the Board’s Compensation Committee approved the Amended and Restated 2010 Retention Award Program (the “RAP”), which provides for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan and granted approximately 940,000 RSUs to key employees. The RSUs awarded under the RAP have an aggregate cash election dollar value of approximately $10 million and are subject to time-based vesting conditions that run through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the aggregate cash election dollar value of RSUs that will be awarded to such participant (the “Dollar Award Value”) multiplied by 1.2, divided by (ii) $12.63 (i.e. the value per share of Affinion Holdings’ common stock as of December 31, 2009). Upon vesting of the RSUs, participants may settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the four vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. Due to the ability of the participants to settle their awards in cash, the Company plans to account for these RSUs as a liability award.

13.	EMPLOYEE BENEFIT PLANS

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, through December 31, 2008, the Company matched the contributions of participating employees based on 100% of the first 6% of the participating employee’s contributions up to 6% of the participating employee’s salary. In 2009, the Company matched the contributions of participating employees based on 100% of the first 4% of the participating employee’s contributions up to 4% of the participating employee’s salary under the domestic 401(k) defined contribution plan. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $4.7 million for the year ended December 31, 2009, $5.9 million for the year ended December 31, 2008 and $5.6 million for the year ended December 31, 2007.

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

Through April, 2009, the Company maintained a deferred compensation plan that permitted certain employees to defer up to 50% of their annual base salary and 100% of earned annual incentive bonus. The plan was terminated on April 24, 2009. As of December 31, 2009 and 2008, the assets in the plan and the corresponding liability to the participating employees were $0.8 million and $0.5 million, respectively.

14.	RELATED PARTY TRANSACTIONS

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

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The revenue earned for such services was $1.7 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively, and is included in net revenues in the consolidated statements of operations. There was no revenue earned for such services for the year ended December 31, 2009. The expense incurred for such services was $0.4 million and less than $0.1 million for the years ended December 31, 2008 and 2007, respectively, and is included in operating costs in the consolidated statement of operations. There was no expense incurred for the year ended December 31, 2009.

New marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (i) a fee for each call transferred, (ii) a bounty payment for each user that enrolls in one of the Company’s membership programs or (iii) a percentage of net membership revenues. These agreements generally expire in December 2010, subject to automatic one year renewal periods, and are generally terminable by the applicable Cendant party following December 31, 2007 upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $3.1 million, $3.6 million and $3.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in marketing and commissions expense in the accompanying consolidated statements of operations. In addition, as a result of the failure by certain current and former Cendant subsidiaries to meet the specified minimum volume commitments under certain of the marketing agreements and the early termination of one of the marketing agreements by one of the Cendant subsidiaries, the Company recognized revenue of $23.2 million, $3.8 million, and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, which is included in net revenues in the accompanying consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company will continue to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expire on December 31, 2009, subject to automatic one year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice. A termination notice has been received related to one of the programs and administration of that program will cease during 2010. The contract to administer the other program was renewed for a three year term. The amount included in net revenues in the consolidated statements of operations for such services attributable to agreements with Realogy and Wyndham was $8.7 million, $10.4 million and $12.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

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

The Company entered into a platform services agreement with Travel Distribution Services Group, Inc. (“TDS”), under which, through June 30, 2007, TDS reimbursed the Company for each travel booking fee placed utilizing a third party’s travel service platform in excess of a specified threshold plus reimbursed the Company for platform license fees paid to the third party in excess of a specified threshold. In addition, the Company had the option to use the to-be-developed Orbitz travel membership club platform, if and when developed by TDS, to obtain services related to such platform for the Company’s travel membership clubs by paying TDS a fee per itinerary. The agreement expired on December 31, 2007. The expense reimbursement for such services was $0.4 million for the year ended December 31, 2007 and is included in operating costs in the consolidated statement of operations.

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI had a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International indemnified RCI in the event its profit margin under this arrangement fell below 1.31%. Under the terms of the agreement, RCI Europe elected to terminate the agreement for convenience. As such, the agreement terminated on October 31, 2008. The expense for such services was $4.3 million and $5.2 million for the years ended December 31, 2008 and 2007, respectively, and is included in operating costs in the consolidated statements of operations.

On August 22, 2008, the Company entered into an agreement to acquire certain assets and assume certain liabilities of RCI Europe. The acquisition closed during the fourth quarter of 2008 for nominal consideration. Under the agreement, the Company acquired all of the assets and all of the liabilities of RCI Europe’s travel services business that served the Company’s customers in Europe. Following this acquisition, the Company provides travel services directly to its customers. The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with RCI Europe relating to office space and certain other transition services. The revenue earned for such services was $0.2 million and less than $0.1 million for the years ended December 31, 2009 and 2008, respectively, and is included in net revenues in the consolidated statements of operations. There was no revenue earned for such services for the year ended December 31, 2007. The expense incurred for such services was $1.1 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively, and is included in operating costs in the consolidated statement of operations. There was no expense incurred for such services for the year ended December 31, 2007.

The Company entered into agreements pursuant to which it had profit-sharing arrangements with Fairtide Insurance Limited (“Fairtide”), a subsidiary of Cendant. AIH and certain of the Company’s subsidiaries market certain insurance programs and Fairtide provided reinsurance for the related insurance policies which are provided by a third-party insurer. Those agreements have been terminated effective November 1, 2007 and Fairtide will have no further liability for any claims made under those insurance policies on or after November 1, 2007. The amount included in net revenues in the consolidated statements of operations for such services was $0.2 million for the year ended December 31, 2007.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the consolidated statements of operations for such services was $1.0 million, $1.5 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for the period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amount expensed related to this consulting agreement was $2.0 million for each of the years ended December 31, 2009, 2008 and 2007 and is included in general and administrative expenses in the consolidated statements of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

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

During 2006 Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services and litigation settlement administration services to the Company. The fee incurred for these services for the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $1.4 million and $0.9 million, respectively, and is included in operating expenses in the consolidated statements of operations.

On June 11, 2009, the Company utilized cash on hand and available funds under its revolving credit facility to purchase $64.0 million face amount of Affinion Holdings’ outstanding debt from an affiliate of Apollo for $44.8 million. As a result of Affinion Holdings’ election to pay interest by adding such interest to the principal amount of the debt for the interest period ended September 1, 2009, the Company increased the carrying amount of the debt securities by $1.3 million. These debt securities, along with an additional $5.0 million of debt securities purchased from a third-party for $4.4 million, are classified as held-to-maturity debt securities and are included in other non-current assets on the December 31, 2009 balance sheet at their aggregate amortized cost of $54.9 million. The borrowing under the revolving credit facility was paid down prior to June 30, 2009.

15.	FINANCIAL INSTRUMENTS

Interest Rate Swaps

The Company entered into an interest rate swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap is $150.0 million through the swap period ended December 31, 2009 and on January 1, 2010 reduces to a notional amount of $50.0 million through December 31, 2010 when the swap terminates. The interest rate swap is recorded at fair value, either as an asset or liability. The change in the fair value of the swap, which is not designated as a hedging instrument, is recognized currently in earnings in the consolidated statements of operations.

In January 2008, the Company entered into an interest rate swap effective February 21, 2008. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap is $498.6 million through the swap period ending February 22, 2010 at which time it increases to $598.6 million through its termination date of February 21, 2011, such that, in conjunction with the swap entered into in December 2005, substantially all of the Company’s variable rate debt has been converted into fixed rate debt through February 21, 2010. The interest rate swap is recorded at fair value, either as an asset or liability. The change in the fair value of the swap, which is not designated as a hedging instrument, is recognized currently in earnings in the consolidated statements of operations.

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

	2010	2011	2012	2013	2014	2015 and Thereafter	Total	Fair Value At December 31, 2009
Fixed rate debt	$0.2	$0.3	$0.3	$454.2	$0.1	$355.5	$810.6	$844.1
Average interest rate	11.41%	11.41%	11.41%	11.41%	11.75%	11.75%
Variable rate debt	$19.9	$—	$628.7	$—	$—	$—	$648.6	$616.2
Average interest rate (a)	2.73%	2.73%	2.73%	—	—	—
Variable to fixed - Interest rate swap (b)								$19.1
Average pay rate	3.02%	2.94%	2.98%
Average receive rate	0.54%	1.88%	3.22%

(a)	Average interest rate is based on rates in effect at December 31, 2009.
(b)	The fair value of the interest rate swap is included in other long-term liabilities at December 31, 2009. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. Such risk was managed by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2008 and 2009, approximately $96.9 million and $68.6 million, of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at December 31, 2009 and 2008 due to the short-term maturities of these assets and liabilities.

b.	Investments—At December 31, 2009 and 2008, the carrying amounts of investments, which are included in other current assets on the consolidated balance sheets, approximate fair value, which is based on quoted market prices or other available market information.

c.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2009 and 2008 is based upon available information for debt having similar terms and risks. The carrying amount of the Company’s variable-rate debt approximates its fair value at December 31, 2009 and 2008 due to the variable interest rate which fluctuates with the market. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

d.	Interest Rate Swaps—At December 31, 2009 and 2008, the Company’s estimated fair value of its interest rate swaps, which is included in other long-term liabilities on the consolidated balance sheets, is based upon available market information. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions. The counterparty to the swaps entered into in 2005 and 2008 had a long-term rating of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings as of February 17, 2010. The counterparty to the swap entered into in 2009 had a long-term rating of Aa3 by Moody’s, A+ by Standard & Poor’s and A+ by Fitch Ratings as of February 9, 2010.

In January 2007, the Company adopted new guidance, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. The new guidance establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy in the new guidance prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, giving the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Level 1 inputs to a fair value measurement are quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The fair values of certain financial instruments as of December 31, 2009 are shown in the table below:

	Fair Value Measurements at December 31, 2009
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	$—
Interest rate swaps (included in other long-term liabilities)	(19.1)	—	(19.1)	—

16.	SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four operating segments does not include general corporate expenses or goodwill impairment. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily share-based compensation expense and consulting fees paid to Apollo. Goodwill impairment represents a charge recorded to reduce the goodwill previously ascribed to the Company’s Loyalty business. In accordance with the guidance relating to disclosures about segments, these items have been excluded from the presentation of the Segment EBITDA for the Company’s four operating segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reporting segments are the same as those described in Note 2—Summary of Significant Accounting Policies.

Net Revenues

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Affinion North America
Membership products	$710.8	$712.6	$683.7
Insurance and package products	339.2	375.1	365.5
Loyalty products	77.3	72.2	58.0
Eliminations	(3.7)	(4.2)	(4.9)

Total North America	1,123.6	1,155.7	1,102.3
Affinion International
International products	253.3	254.2	218.7

Total Net Revenues	$1,376.9	$1,409.9	$1,321.0

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Affinion North America
Membership products	$149.2	$129.8	$94.7
Insurance and package products	98.1	127.9	138.9
Loyalty products	28.0	22.4	19.5

Total North America	275.3	280.1	253.1
Affinion International
International products	30.2	31.2	22.4

Total products	305.5	311.3	275.5
Corporate	(8.3)	(6.7)	(10.4)

Total Segment EBITDA	$297.2	$304.6	$265.1

Provided below is a reconciliation of Segment EBITDA to income from operations.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Segment EBITDA	$297.2	$304.6	$265.1
Depreciation and amortization	(201.0)	(260.2)	(310.8)

Income (loss) from operations	$96.2	$44.4	$(45.7)

Depreciation and Amortization

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Membership products	$86.5	$129.3	$163.5
Insurance and package products	71.5	83.5	93.5
Loyalty products	12.0	12.2	12.5
International products	31.0	35.2	41.3

Total Depreciation and Amortization	$201.0	$260.2	$310.8

Segment Assets

	December 31, 2009	December 31, 2008
Membership products	$541.9	$602.1
Insurance and package products	422.5	518.4
Loyalty products	126.6	92.0
International products	285.8	218.8

Total products	1,376.8	1,431.3
Corporate	92.6	29.3

Total Assets	$1,469.4	$1,460.6

Capital Expenditures

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Membership products	$25.0	$18.0	$17.6
Insurance and package products	2.1	2.1	1.5
Loyalty products	3.9	4.0	1.2
International products	8.9	11.5	6.3

	39.9	35.6	26.6
Corporate	—	1.1	0.3

Total Capital Expenditures	$39.9	$36.7	$26.9

Total Revenues

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
U.S.	$1,123.6	$1,155.7	$1,102.3
U.K.	132.3	143.2	115.8
Other	121.0	111.0	102.9

Total Revenues	$1,376.9	$1,409.9	$1,321.0

Total Assets

	December 31, 2009	December 31, 2008
U.S.	$1,183.6	$1,241.8
U.K.	123.9	105.0
Other	161.9	113.8

Total Assets	$1,469.4	$1,460.6

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2009 and 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net revenues	$334.0	$333.5	$361.1	$348.3

Marketing and commissions	$139.8	$152.1	$161.0	$165.3

Operating costs	$87.1	$85.9	$88.2	$95.2

General and administrative	$31.6	$24.7	$29.2	$19.6

Depreciation and amortization	$50.3	$51.2	$51.7	$47.8

Net loss	$(20.1)	$(2.8)	$(16.0)	$(10.2)

2008
Net revenues	$339.2	$354.3	$364.8	$351.6

Marketing and commissions	$153.5	$161.7	$160.1	$171.6

Operating costs	$89.8	$90.7	$96.7	$82.8

General and administrative	$27.7	$26.1	$24.1	$20.5

Depreciation and amortization	$67.9	$69.3	$68.4	$54.6

Net loss	$(43.6)	$(6.1)	$(20.0)	$(18.3)

18.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of December 31, 2009 and 2008, and the related condensed consolidating statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007 for (i) the Company

(Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

Certain prior year amounts have been revised to conform with current year presentation. The accompanying consolidating balance sheet as of December 31, 2008 has been revised to include current deferred income taxes as a component of other current assets. This change in presentation was also reflected on the consolidated balance sheet as of December 31, 2008.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.9	$13.6	$52.3	$—	$69.8
Restricted cash	—	22.1	12.9	—	35.0
Receivables, net	1.1	67.2	43.9	—	112.2
Receivables from related parties	—	8.6	2.3	—	10.9
Profit-sharing receivables from insurance carriers	—	68.6	3.2	—	71.8
Prepaid commissions	—	57.4	7.3	—	64.7
Income taxes receivable	—	1.6	0.6	—	2.2
Intercompany loans receivable	32.5	—	—	(32.5)	—
Other current assets	7.2	25.2	20.7	—	53.1

Total current assets	44.7	264.3	143.2	(32.5)	419.7
Property and equipment, net	1.0	77.0	20.9	—	98.9
Contract rights and list fees, net	—	18.2	16.1	—	34.3
Goodwill	—	289.4	29.4	—	318.8
Other intangibles, net	—	405.6	68.8	—	474.4
Investment in subsidiaries	1,578.2	—	—	(1,578.2)	—
Intercompany loan receivable	34.3	—	—	(34.3)	—
Intercompany receivables	—	747.1	—	(747.1)	—
Receivables from related parties	—	3.5	—	—	3.5
Other non-current assets	28.8	26.8	64.2	—	119.8

Total assets	$1,687.0	$1,831.9	$342.6	$(2,392.1)	$1,469.4

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$19.9	$0.3	$—	$—	$20.2
Accounts payable and accrued expenses	65.0	123.5	92.9	—	281.4
Payables to related parties	9.6	1.3	3.8	—	14.7
Intercompany loans payable	—	—	32.5	(32.5)	—
Deferred revenue	1.8	165.5	31.8	—	199.1
Income taxes payable	0.9	0.1	5.6	—	6.6

Total current liabilities	97.2	290.7	166.6	(32.5)	522.0
Long-term debt	1,422.3	0.9	—	—	1,423.2
Deferred income taxes	—	23.0	11.6	—	34.6
Deferred revenue	—	19.1	11.4	—	30.5
Intercompany loan payable	—	—	34.3	(34.3)	—
Intercompany payables	745.9	—	1.2	(747.1)	—
Other long-term liabilities	29.6	16.8	19.5	—	65.9

Total liabilities	2,295.0	350.5	244.6	(813.9)	2,076.2
Total Affinion Group, Inc. deficit	(608.0)	1,481.4	96.8	(1,578.2)	(608.0)
Non-controlling interest in subsidiary	—	—	1.2	—	1.2

Total deficit	(608.0)	1,481.4	98.0	(1,578.2)	(606.8)

Total liabilities and deficit	$1,687.0	$1,831.9	$342.6	$(2,392.1)	$1,469.4

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2.9	$33.4	$—	$36.3
Restricted cash	—	24.1	11.5	—	35.6
Receivables, net	0.5	48.7	28.4	—	77.6
Receivables from related parties	0.6	14.8	0.2	—	15.6
Profit-sharing receivables from insurance carriers	—	96.9	1.4	—	98.3
Prepaid commissions	—	54.2	7.8	—	62.0
Income taxes receivable	(1.1)	2.8	(1.6)	—	0.1
Intercompany loans receivable	34.3	—	—	(34.3)	—
Other current assets	3.6	22.5	16.8	—	42.9

Total current assets	37.9	266.9	97.9	(34.3)	368.4
Property and equipment, net	1.8	71.1	18.3	—	91.2
Contract rights and list fees, net	—	16.9	23.8	—	40.7
Goodwill	—	289.5	18.0	—	307.5
Other intangibles, net	—	548.1	56.3	—	604.4
Investment in subsidiaries	1,423.2	—	—	(1,423.2)	—
Intercompany loan receivable	6.8	—	—	(6.8)	—
Intercompany receivables	—	548.9	4.5	(553.4)	—
Receivables from related parties	—	5.3	—	—	5.3
Other non-current assets	23.9	14.7	4.5	—	43.1

Total assets	$1,493.6	$1,761.4	$223.3	$(2,017.7)	$1,460.6

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$6.4	$0.3	$—	$—	$6.7
Accounts payable and accrued expenses	91.5	117.5	59.2	—	268.2
Payables to related parties	5.1	1.1	3.8	—	10.0
Intercompany loans payable	—	—	34.3	(34.3)	—
Deferred revenue	—	202.8	28.5	—	231.3

Total current liabilities	103.0	321.7	125.8	(34.3)	516.2
Long-term debt	1,360.1	0.5	—	—	1,360.6
Deferred income taxes	(7.8)	20.3	8.0	—	20.5
Deferred revenue	—	25.0	10.4	—	35.4
Intercompany loan payable	—	—	6.8	(6.8)	—
Intercompany payables	553.4	—	—	(553.4)	—
Other long-term liabilities	32.1	20.0	22.3	—	74.4

Total liabilities	2,040.8	387.5	173.3	(594.5)	2,007.1
Total Affinion Group, Inc. deficit	(547.2)	1,373.9	49.3	(1,423.2)	(547.2)
Non-controlling interest in subsidiary	—	—	0.7	—	0.7

Total deficit	(547.2)	1,373.9	50.0	(1,423.2)	(546.5)

Total liabilities and deficit	$1,493.6	$1,761.4	$223.3	$(2,017.7)	$1,460.6

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,123.6	$253.3	$—	$1,376.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	526.7	91.5	—	618.2
Operating costs	—	246.1	110.3	—	356.4
General and administrative	14.4	64.1	26.6	—	105.1
Depreciation and amortization	—	170.0	31.0	—	201.0

Total expenses	14.4	1,006.9	259.4	—	1,280.7

Income from operations	(14.4)	116.7	(6.1)	—	96.2
Equity in income of subsidiaries	91.4	—	—	(91.4)	—
Interest income	—	0.1	8.0	—	8.1
Interest income – intercompany	0.1	—	—	(0.1)	—
Interest expense	(125.4)	(0.6)	(3.7)	—	(129.7)
Interest expense – intercompany	—	—	(0.1)	0.1	—
Other income (expense), net	—	0.1	(12.1)	—	(12.0)

Loss before income taxes and non-controlling interest	(48.3)	116.3	(14.0)	(91.4)	(37.4)
Income tax expense	(1.7)	(8.4)	(1.6)	—	(11.7)

Net loss	(50.0)	107.9	(15.6)	(91.4)	(49.1)
Less: net income attributable to non-controlling interest	—	—	(0.9)	—	(0.9)

Net loss attributable to Affinion Group, Inc.	$(50.0)	$107.9	$(16.5)	$(91.4)	$(50.0)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,155.7	$254.2	$—	$1,409.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	549.7	97.2	—	646.9
Operating costs	—	247.5	112.5	—	360.0
General and administrative	11.9	69.0	17.5	—	98.4
Depreciation and amortization	—	225.0	35.2	—	260.2

Total expenses	11.9	1,091.2	262.4	—	1,365.5

Income from operations	(11.9)	64.5	(8.2)		44.4
Equity in income of subsidiaries	62.7	—	—	(62.7)	—
Interest income	0.1	1.0	0.6	—	1.7
Interest expense	(136.2)	(2.0)	(4.7)	—	(142.9)
Other income (expense), net	—	(0.1)	16.4	—	16.3

Loss before income taxes and non-controlling interest	(85.3)	63.4	4.1	(62.7)	(80.5)
Income tax (expense) benefit	(3.4)	(5.4)	1.3	—	(7.5)

Net loss	(88.7)	58.0	5.4	(62.7)	(88.0)
Less: net income attributable to non-controlling interest	—	—	(0.7)	—	(0.7)

Net loss attributable to Affinion Group, Inc.	$(88.7)	$58.0	$4.7	$(62.7)	$(88.7)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,102.3	$218.7	$—	$1,321.0

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	533.7	74.7	—	608.4
Operating costs	—	225.5	108.8	—	334.3
General and administrative	29.4	66.7	17.1	—	113.2
Depreciation and amortization	—	269.5	41.3	—	310.8

Total expenses	29.4	1,095.4	241.9	—	1,366.7

Loss from operations	(29.4)	6.9	(23.2)	—	(45.7)
Equity in loss of subsidiaries	(22.0)	—	—	22.0	—
Interest income	—	3.9	1.0	—	4.9
Interest income – intercompany	0.8	—	—	(0.8)	—
Interest expense	(140.0)	(0.2)	(5.0)	—	(145.2)
Interest expense – intercompany	—	—	(0.8)	0.8	—
Other expense net	—	(0.1)	—	—	(0.1)

Loss before income taxes and non-controlling interest	(190.6)	10.5	(28.0)	22.0	(186.1)
Income tax (expense) benefit	(0.5)	(9.3)	5.1	—	(4.7)

Net loss	(191.1)	1.2	(22.9)	22.0	(190.8)
Less: net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)

Net loss attributable to Affinion Group, Inc.	$(191.1)	$1.2	$(23.2)	$22.0	$(191.1)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(50.0)	$107.9	$(15.6)	$(91.4)	$(49.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.2	169.9	30.9	—	201.0
Amortization of favorable and unfavorable contracts	—	(2.2)	—	—	(2.2)
Amortization of debt discount and financing costs	8.2	—	—	—	8.2
Unrealized gain on interest rate swaps	(0.9)	—	—	—	(0.9)
Unrealized foreign currency transaction loss	—	—	13.6	—	13.6
Amortization of share-based compensation	5.0	—	—	—	5.0
Equity in (income) loss of subsidiaries	(91.4)	—	—	91.4	—
Interest accretion on held-to-maturity debt securities	—	—	(4.3)	—	(4.3)
Deferred income taxes	0.1	7.6	(3.2)	—	4.5
Payment received for assumption of loyalty points program liability	—	6.7	—	—	6.7
Net change in assets and liabilities:
Restricted cash	—	1.7	(0.3)	—	1.4
Receivables	(0.6)	(19.2)	(9.0)	—	(28.8)
Receivables from and payables to related parties	(0.1)	2.2	(3.1)	—	(1.0)
Profit-sharing receivables from insurance carriers	—	28.3	(1.6)	—	26.7
Prepaid commissions	—	(3.1)	1.2	—	(1.9)
Other current assets	(3.5)	(2.6)	(2.4)	—	(8.5)
Contract rights and list fees	—	(1.9)	—	—	(1.9)
Other non-current assets	0.2	(16.9)	(1.2)	—	(17.9)
Accounts payable and accrued expenses	(26.5)	7.7	15.3	—	(3.5)
Deferred revenue	1.8	(43.3)	0.7	—	(40.8)
Income taxes receivable and payable	(0.1)	1.4	(0.4)	—	0.9
Other long-term liabilities	—	(0.8)	(3.8)	—	(4.6)
Other, net	0.5	(0.1)	(0.2)	—	0.2

Net cash provided by operating activities	(157.1)	243.3	16.6	—	102.8

Investing Activities
Capital expenditures	0.5	(31.5)	(8.9)	—	(39.9)
Acquisition-related payments, net of cash acquired	—	(2.3)	(20.2)	—	(22.5)
Purchase of held-to-maturity debt securities of Affinion Group Holdings, Inc	—	—	(49.2)	—	(49.2)
Restricted cash	—	0.2	(0.1)	—	0.1

Net cash used in investing activities	0.5	(33.6)	(78.4)	—	(111.5)

Financing Activities
Proceeds from issuance of senior notes	136.5	—	—	—	136.5
Deferred financing costs	(4.5)	—	—	—	(4.5)
Repayments under line of credit, net	(57.0)	—	—	—	(57.0)
Principal payments on borrowings	(6.4)	(0.3)	—	—	(6.7)
Dividends paid to parent company	(26.2)	—	—	—	(26.2)
Intercompany receivables and payables	192.4	(198.2)	5.8	—	—
Intercompany loans	(25.5)	—	25.5	—	—
Intercompany dividends	0.5	(0.5)	—	—	—
Capitalization of subsidiary	(49.3)	—	49.3	—	—
Distribution to non-controlling interest of a subsidiary	—	—	(0.7)	—	(0.7)

Net cash provided by financing activities	160.5	(199.0)	79.9	—	41.4

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.8	—	0.8

Net increase in cash and cash equivalents	3.9	10.7	18.9	—	33.5
Cash and cash equivalents, beginning of period	—	2.9	33.4	—	36.3

Cash and Cash Equivalents, End of Period	$3.9	$13.6	$52.3	$—	$69.8

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(88.7)	$58.0	$5.4	$(62.7)	$(88.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	225.0	35.2	—	260.2
Amortization of favorable and unfavorable contracts	—	(2.2)	(0.8)	—	(3.0)
Amortization of debt discount and financing costs	5.9	—	—	—	5.9
Unrealized loss on interest rate swaps	15.9	—	—	—	15.9
Unrealized foreign currency transaction gain	—	—	(16.5)	—	(16.5)
Amortization of share-based compensation	3.1	—	—	—	3.1
Equity in (income) loss of subsidiaries	(62.7)	—	—	62.7	—
Deferred income taxes	—	8.2	(6.7)	—	1.5
Payment received for assumption of loyalty points program liability	—	7.4	—	—	7.4
Net change in assets and liabilities:
Restricted cash	—	(0.1)	1.0	—	0.9
Receivables	(0.5)	(5.7)	(2.1)	—	(8.3)
Receivables from and payables to related parties	(2.1)	1.1	(0.7)	—	(1.7)
Profit-sharing receivables from insurance carriers	—	(38.1)	(1.4)	—	(39.5)
Prepaid commissions	—	1.6	3.0	—	4.6
Other current assets	0.5	(4.5)	(2.1)	—	(6.1)
Contract rights and list fees	—	(5.1)	—	—	(5.1)
Other non-current assets	0.3	(1.9)	(0.8)	—	(2.4)
Accounts payable and accrued expenses	41.5	(42.6)	5.8	—	4.7
Deferred revenue	—	(29.2)	5.4	—	(23.8)
Income taxes receivable and payable	0.4	(4.4)	0.7	—	(3.3)
Other long-term liabilities	2.8	0.1	(5.0)	—	(2.1)
Other, net	(1.4)	(0.2)	0.3	—	(1.3)

Net cash provided by operating activities	(85.0)	167.4	20.7	—	103.1

Investing Activities
Capital expenditures	(1.1)	(24.1)	(11.5)	—	(36.7)
Acquisition-related payments, net of cash acquired	—	(0.5)	(13.2)	—	(13.7)
Restricted cash	—	—	(8.7)	—	(8.7)

Net cash used in investing activities	(1.1)	(24.6)	(33.4)	—	(59.1)

Financing Activities
Borrowings under line of credit, net	18.5	—	—	—	18.5
Principal payments on borrowings	—	(0.3)	—	—	(0.3)
Dividends paid to parent company	(37.0)	—		—	(37.0)
Intercompany receivables and payables	145.5	(142.4)	(3.1)	—	—
Intercompany loans	(41.1)	—	41.1	—	—
Intercompany dividends	0.2	(0.2)	—	—	—
Distribution to non-controlling interest of a subsidiary	—	—	(0.4)	—	(0.4)

Net cash used in financing activities	86.1	(142.9)	37.6	—	(19.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(2.7)	—	(2.7)

Net increase (decrease) in cash and cash equivalents	—	(0.1)	22.2	—	22.1
Cash and cash equivalents, beginning of period	—	3.0	11.2	—	14.2

Cash and Cash Equivalents, End of Period	$—	$2.9	$33.4	$—	$36.3

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(191.1)	$1.2	$(22.9)	$22.0	$(190.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	269.5	41.3	—	310.8
Amortization of favorable and unfavorable contracts	—	(2.3)	(0.7)	—	(3.0)
Amortization of debt discount and financing costs	6.5	—	—	—	6.5
Unrealized loss on interest rate swap	5.1	—	—	—	5.1
Amortization of share-based compensation	2.7	—	—	—	2.7
Equity in (income) loss of subsidiaries	22.0	—	—	(22.0)	—
Deferred income taxes	0.1	3.8	(9.8)	—	(5.9)
Net change in assets and liabilities:
Restricted cash	—	0.7	(0.7)	—	—
Receivables	(0.1)	(2.3)	2.4	—	—
Receivables from and payables to related parties	(0.3)	2.7	(0.6)	—	1.8
Profit-sharing receivables from insurance carriers	—	0.7	—	—	0.7
Prepaid commissions	—	16.5	(6.0)	—	10.5
Other current assets	(3.5)	5.8	(2.9)	—	(0.6)
Contract rights and list fees	—	(2.1)	—	—	(2.1)
Other non-current assets	(0.7)	(3.4)	0.2	—	(3.9)
Accounts payable and accrued expenses	26.5	(52.2)	7.8	—	(17.9)
Deferred revenue	—	(22.5)	17.7	—	(4.8)
Income taxes receivable and payable	1.2	2.3	3.3	—	6.8
Other long-term liabilities	(0.1)	(1.3)	(11.4)	—	(12.8)
Other, net	(0.5)	0.5	(1.3)	—	(1.3)

Net cash provided by operating activities	(132.2)	217.6	16.4	—	101.8

Investing Activities				—
Capital expenditures	(0.4)	(20.3)	(6.2)	—	(26.9)
Acquisition-related payments, net of cash acquired	—	(50.4)	—	—	(50.4)
Restricted cash	—	—	(0.1)	—	(0.1)

Net cash used in investing activities	(0.4)	(70.7)	(6.3)	—	(77.4)

Financing Activities				—
Borrowings under line of credit, net	38.5	—	—	—	38.5
Principal payments on borrowings	(100.0)	(0.2)	—	—	(100.2)
Intercompany loans	16.5	—	(16.5)	—	—
Dividends paid to parent company	(32.2)	—		—	(32.2)
Intercompany receivables and payables	209.8	(203.3)	(6.5)	—	—
Distribution to non-controlling interest of a subsidiary	—	—	(0.3)	—	(0.3)

Net cash used in financing activities	132.6	(203.5)	(23.3)	—	(94.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.3)	—	(0.3)

Net decrease in cash and cash equivalents	—	(56.6)	(13.5)	—	(70.1)
Cash and cash equivalents, beginning of period	—	59.6	24.7	—	84.3

Cash and Cash Equivalents, End of Period	$—	$3.0	$11.2	$—	$14.2