Form 10-Q
period 2010-03-31
Affinion Group, Inc.
filed 2010-04-30
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

6 High Ridge Park

Stamford, CT 06905

(Address, including zip code, of principal executive offices)

(203) 956-1000

(Registrant’s telephone number, including area code)

100 Connecticut Avenue

Norwalk, CT 06850

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 29, 2010 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

(In millions, except share amounts)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$58.4	$69.8
Restricted cash	35.7	35.0
Receivables (net of allowance for doubtful accounts of $0.7 and $0.4, respectively)	109.4	112.2
Receivables from related parties	9.1	10.9
Profit-sharing receivables from insurance carriers	83.0	71.8
Prepaid commissions	63.9	64.7
Income taxes receivable	11.2	2.2
Other current assets	47.1	53.1

Total current assets	417.8	419.7
Property and equipment, net	98.7	98.9
Contract rights and list fees, net	30.5	34.3
Goodwill	317.2	318.8
Other intangibles, net	470.3	474.4
Receivables from related parties	3.7	3.5
Other non-current assets	128.6	119.8

Total assets	$1,466.8	$1,469.4

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$0.3	$20.2
Accounts payable and accrued expenses	315.1	281.4
Payables to related parties	16.4	14.7
Deferred revenue	190.5	199.1
Income taxes payable	7.4	6.6

Total current liabilities	529.7	522.0
Long-term debt	1,424.4	1,423.2
Deferred income taxes	43.3	34.6
Deferred revenue	27.8	30.5
Other long-term liabilities	65.4	65.9

Total liabilities	2,090.6	2,076.2

Commitments and contingencies (Note 6)
Deficit
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	281.7	285.5
Accumulated deficit	(918.0)	(905.2)
Accumulated other comprehensive income	11.0	11.7

Total Affinion Group, Inc. deficit	(625.3)	(608.0)
Non-controlling interest in subsidiary	1.5	1.2

Total deficit	(623.8)	(606.8)

Total liabilities and deficit	$1,466.8	$1,469.4

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In millions)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net revenues	$343.2	$334.0

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	138.7	139.8
Operating costs	93.9	87.1
General and administrative	35.4	31.6
Depreciation and amortization	48.5	50.3

Total expenses	316.5	308.8

Income from operations	26.7	25.2
Interest income	3.5	0.2
Interest expense	(37.7)	(34.8)
Other expense	(1.8)	(8.2)

Loss before income taxes and non-controlling interest	(9.3)	(17.6)
Income tax expense	(3.2)	(2.5)

Net loss	(12.5)	(20.1)
Less: net income attributable to non-controlling interest	(0.3)	(0.2)

Net loss attributable to Affinion Group, Inc.	$(12.8)	$(20.3)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(in millions)

	Affinion Group, Inc. Equity			Non-Controlling Interest	Total Equity (Deficit)
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2010	$285.5	$(905.2)	$11.7	$1.2	$(606.8)
Comprehensive loss
Net income (loss)		(12.8)		0.3	(12.5)
Currency translation adjustment			(0.7)		(0.7)

Total comprehensive loss					(13.2)
Return of capital	(3.8)				(3.8)

Balance, March 31, 2010	$281.7	$(918.0)	$11.0	$1.5	$(623.8)

	Affinion Group, Inc. Equity			Non-Controlling Interest	Total Equity (Deficit)
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2009	$311.7	$(855.2)	$(3.7)	$0.7	$(546.5)
Comprehensive loss
Net income (loss)		(20.3)		0.2	(20.1)
Currency translation adjustment			3.5		3.5

Total comprehensive loss					(16.6)
Dividend paid to non-controlling interest				(0.6)	(0.6)
Return of capital	(24.1)				(24.1)

Balance, March 31, 2009	$287.6	$(875.5)	$(0.2)	$0.3	$(587.8)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In millions)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Operating Activities
Net loss	$(12.5)	$(20.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48.5	50.3
Amortization of favorable and unfavorable contracts	(0.6)	(0.5)
Amortization of debt discount and financing costs	2.5	1.5
Unrealized loss on interest rate swaps	4.4	4.4
Unrealized foreign currency transaction loss	1.9	8.2
Stock-based compensation	2.2	0.6
Interest accretion on held-to-maturity debt securities	(2.0)	—
Deferred income taxes	9.5	(3.7)
Net change in assets and liabilities:
Restricted cash	(0.7)	0.4
Receivables	—	(16.2)
Receivables from and payables to related parties	(1.8)	2.6
Profit-sharing receivables from insurance carriers	(11.3)	13.0
Prepaid commissions	0.4	0.1
Other current assets	4.7	3.5
Contract rights and list fees	0.7	0.4
Other non-current assets	(5.7)	(4.0)
Accounts payable and accrued expenses	41.3	28.3
Deferred revenue	(8.9)	(5.0)
Income taxes receivable and payable	(8.1)	5.3
Other long-term liabilities	(3.3)	(1.6)
Other, net	2.7	(1.2)

Net cash provided by operating activities	63.9	66.3

Investing Activities
Capital expenditures	(9.8)	(7.5)
Restricted cash	(0.7)	0.5
Acquisition-related payments, net of cash acquired	(37.5)	(0.4)
Other investing activity	(1.0)	—

Net cash used in investing activities	(49.0)	(7.4)

Financing Activities
Repayments under line of credit, net	—	(30.0)
Principal payments on borrowings	(19.7)	(6.5)
Return of capital to parent company	(3.8)	(24.1)
Distribution to non-controlling interest	—	(0.6)

Net cash used in financing activities	(23.5)	(61.2)

Effect of changes in exchange rates on cash and cash equivalents	(2.8)	(1.4)

Net decrease in cash and cash equivalents	(11.4)	(3.7)
Cash and cash equivalents, beginning of period	69.8	36.3

Cash and cash equivalents, end of period	$58.4	$32.6

Supplemental Disclosure of Cash Flow Information:
Interest payments	$8.4	$10.7

Income tax payments	$1.5	$0.8

Non-cash investing and financing activities:
Accrued capital expenditures	$0.5	$0.1

Receipt of in-kind interest on held-to-maturity debt securities	$2.9	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010 (the “Form 10-K”).

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

•

Loyalty Products. The Company designs, implements and administers points-based loyalty programs for financial, travel, automotive and other companies. The Company also provides enhancement benefits to major financial institutions in connection with their credit and debit card programs.

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

In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers. In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 1 and Level 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the new guidance related to Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and interim periods during those fiscal years. Effective January 1, 2010, the Company adopted the new guidance related to Level 1 and Level 2 fair value measurements. The Company’s adoption of the new guidance had no impact on its consolidated financial position, results of operations and cash flows.

2.	INTANGIBLE ASSETS

Intangible assets consisted of:

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$845.7	$(630.5)	$215.2
Affinity relationships	596.7	(371.9)	224.8
Proprietary databases and systems	55.9	(54.6)	1.3
Trademarks and tradenames	25.8	(8.0)	17.8
Patents and technology	25.0	(14.4)	10.6
Covenants not to compete	1.1	(0.5)	0.6

	$1,550.2	$(1,079.9)	$470.3

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$809.1	$(607.4)	$201.7
Affinity relationships	603.4	(362.7)	240.7
Proprietary databases and systems	56.0	(54.3)	1.7
Trademarks and tradenames	26.1	(7.6)	18.5
Patents and technology	25.0	(13.9)	11.1
Covenants not to compete	1.2	(0.5)	0.7

	$1,520.8	$(1,046.4)	$474.4

On January 4, 2010, the Company acquired credit card registration membership contracts from a U.S.-based financial institution for approximately $37.1 million. The purchase price has been allocated to member relationships, since there were no other assets acquired or liabilities assumed.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Member relationships	$23.5	$25.1
Affinity relationships	12.5	13.4
Proprietary databases and systems	0.3	0.3
Trademarks and tradenames	0.4	0.4
Patents and technology	0.6	0.6
Covenants not to compete	0.1	0.1

	$37.4	$39.9

Based on the Company’s amortizable intangible assets as of March 31, 2010, the Company expects the related amortization expense for fiscal 2010 and the four succeeding fiscal years to be $146.9 million in 2010, $123.5 million in 2011, $98.4 million in 2012, $49.7 million in 2013 and $44.8 million in 2014.

At January 1, 2010 and March 31, 2010, the Company had gross goodwill of $333.8 million and $332.2 million, respectively, and accumulated impairment losses of $15.0 million as of both dates. The accumulated impairment losses represent the impairment of all of the goodwill assigned to the loyalty products segment. Goodwill attributed to each of the Company’s reporting segments is as follows:

	March 31, 2010	December 31, 2009
Membership products	$231.1	$231.1
Insurance and package products	58.3	58.3
International products	27.8	29.4

	$317.2	$318.8

The change in the Company’s carrying amount of goodwill in fiscal 2010 is due to changes in foreign currency exchange rates.

3.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$59.0	$(43.3)	$15.7	$61.4	$(42.6)	$18.8
List fees	24.8	(10.0)	14.8	24.5	(9.0)	15.5

	$83.8	$(53.3)	$30.5	$85.9	$(51.6)	$34.3

Amortization expense for the three months ended March 31, 2010 was $3.3 million, of which $1.0 million is included in marketing expense and $2.3 million is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense for the three months ended March 31, 2009 was $3.5 million, of which $0.8 million is included in marketing expense and $2.7 million is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Based on the Company’s contract rights and list fees as of March 31, 2010, the Company expects the related amortization expense for fiscal 2010 and the four succeeding fiscal years to be approximately $12.8 million in 2010, $10.4 million in 2011, $3.2 million in 2012, $2.7 million in 2013 and $1.9 million in 2014.

4.	LONG-TERM DEBT

Long-term debt consisted of:

	March 31, 2010	December 31, 2009
Term loan due 2012	$629.0	$648.6
10 1/8 % senior notes due 2013, net of unamortized discount of $1.0 and $1.1, respectively, with an effective interest rate of 10.285%	303.0	302.9
10 1/8 % senior notes due 2013, net of unamortized discount of $11.0 and $11.7, respectively, with an effective interest rate of 12.8775%	139.0	138.3
11 1/2 % senior subordinated notes due 2015, net of unamortized discount of $2.9 and $3.1, respectively, with an effective interest rate of 11.75%	352.6	352.4
Capital lease obligations	1.1	1.2

Total debt	1,424.7	1,443.4
Less: current portion of long-term debt	(0.3)	(20.2)

Long-term debt	$1,424.4	$1,423.2

On October 17, 2005, the Company entered into a senior secured credit facility (“Affinion Credit Facility”). The Affinion Credit Facility is comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility includes letter of credit and swingline sub-facilities.

The Affinion Credit Facility is secured by all of the Company’s outstanding stock held by Affinion Holdings and by substantially all of the assets of the Company, subject to certain exceptions. Through March 31, 2010, the Company had made nine voluntary principal prepayments of the term loan aggregating $205.0 million, in addition to annual repayments in 2009 and 2010 aggregating $26.0 million based on excess cash flow through December 31, 2009 and, therefore, all of the Company’s mandatory repayment obligations have been satisfied, other than future required annual payments, if any, based on excess cash flow. The Affinion Credit Facility permits the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Affinion Credit Facility, for the most recent four-quarter period. As of March 31, 2010 and December 31, 2009, there were no outstanding borrowings under the revolving credit facility. Borrowings during the three months ended March 31, 2010 and 2009 were $39.0 million and $54.0 million, respectively, and repayments during the three months ended March 31, 2010 and 2009 were $39.0 million and $84.0 million, respectively. As of March 31, 2010, the Company had $93.3 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $6.7 million of letters of credit.

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bear interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes mature on October 15, 2013. As discussed in Note 11—Guarantor/Non-Guarantor Supplemental Financial Information, the Senior Notes are guaranteed by substantially all of the domestic subsidiaries of the Company.

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

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually, on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility, the Senior Notes and the 2009 Senior Notes (defined below) as discussed in Note 11—Guarantor/Non-Guarantor Supplemental Financial Information.

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

The Affinion Credit Facility, the Senior Notes, the 2009 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends to its parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid can not exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the quarter ended March 31, 2010, the Company paid a cash dividend to its parent company, Affinion Holdings, of $3.8 million. During the quarter ended March 31, 2009, the Company paid cash dividends and an in-kind dividend in the form of debt to Affinion Holdings, of $23.0 million and $1.1 million, respectively.

As of March 31, 2010, the Company believes it is in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures that govern the Senior Notes, the Senior Subordinated Notes and the 2009 Senior Notes.

Subsequent Event – On April 9, 2010, the Company, as Borrower, and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders. The amended and restated senior secured credit facility consists of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures six and a half years after the closing date of the amended and restated senior secured credit facility. However the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under our credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. Our obligations under our credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions (provided that Affinion Holdings’ guarantee obligations will not extend to any additional credit facilities as described above until Affinion Holdings’ existing credit facility is repaid or refinanced). Our credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our credit facility also contains financial, affirmative and negative covenants. The negative covenants in our credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); restrict dividends from our subsidiaries; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under the amended and restated credit facility were utilized to repay the outstanding balance of the existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company expects to record a loss on extinguishment of debt of approximately $7.4 million during the quarter ending June 30, 2010.

5.	INCOME TAXES

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis.

The Company’s effective income tax rate for the three months ended March 31, 2010 and 2009 were (33.9)% and (14.0%) respectively. The difference in the effective tax rates for the three months ended March 31, 2010 and 2009 is primarily as a result of the reduction in loss before income taxes and non-controlling interest from $17.6 million for the quarter ended March 31, 2009 to $9.3 million for the quarter ended March 31, 2010. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.1 million of interest related to uncertain tax positions arising in the current period. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the three months ended March 31, 2010 decreased by $0.2 million as a result of tax positions taken during the current period.

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

Litigation

In the ordinary course of business, the Company is involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, trademark and copyright infringement claims, employment matters and other commercial matters. The Company is also party to a lawsuit which was brought against its affiliate and which alleges that the Company violated certain federal or state consumer protection statutes (as described below). The Company intends to vigorously defend itself against this lawsuit.

On November 12, 2002, a class action complaint (the “November 2002 Class Action”) was filed against Sears, Roebuck & Co., Sears National Bank, Cendant Membership Services, Inc., and Allstate Insurance Company in the Circuit Court of Alabama for Greene County alleging, among other things, breach of contract, unjust enrichment, breach of duty of good faith and fair dealing and violations of the Illinois consumer fraud and deceptive practices act. The case was removed to the U.S. District Court for the Northern District of Alabama but was remanded to the Circuit Court of Alabama for Greene County. The Company filed a motion to compel arbitration, which was granted by the court on January 31, 2008. In granting the Company’s motion, the court further ordered that any arbitration with respect to this matter take place on an individual (and not class) basis. On February 28, 2008, plaintiffs filed a motion for reconsideration of the court’s order. On April 9, 2010, the court denied plaintiffs’ motion for reconsideration.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of March 31, 2010, the Company provided guarantees for surety bonds totaling approximately $11.3 million and issued letters of credit totaling $6.8 million.

Other Commitments

Subsequent Event—In December 2009, the Company entered into an operating lease for a new 140,000 square foot headquarters facility. The lease term for the new headquarters facility extends to 2024. The Company commenced occupancy of the new facility in April 2010. As a result of vacating the prior headquarters facility, the Company expects to incur a charge of approximately $8.0 to $9.0 million, comprised principally of future lease costs and related expenses for the prior headquarters facility. The charge will be recognized during the quarter ending June 30, 2010.

7.	STOCK-BASED COMPENSATION

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the Board of Directors (the “Board”) of Affinion Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings’ common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Options granted under the 2005 Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 4.9 million shares of Affinion Holdings’ common stock under the 2005 Plan over a ten year period. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below.

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of March 31, 2010, there were 7.2 million shares available under the 2007 Plan for future grants.

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

Stock Options

During the three months periods ended March 31, 2010 and 2009, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.

**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the three months ended March 31, 2010 and 2009, 0.1 million and 0.7 million stock options, respectively, were granted to employees from the 2007 Plan. The options granted during the three months ended March 31, 2010 and 2009 were granted with an exercise price of $12.63 and $15.25, respectively, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan had the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three month periods ended March 31, 2010 and 2009, there were no stock options granted to members of the Board of Directors.

The fair value of each option award from the 2007 Plan during the three months ended March 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2010	2009
Expected volatility	66.5%	66%
Expected life (in years)	6.25	6.25
Risk-free interest rate	2.79%	2.24%
Dividend yield	—%	—%

A summary of option activity for the three months ended March 31, 2010 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2010	1,808	900	900	426	1,621
Granted	—	—	—	—	100
Exercised	—	—	—	—	—
Forfeited or expired	(30)	(28)	(28)	—	(28)

Outstanding options at March 31, 2010	1,778	872	872	426	1,693

Vested or expected to vest at March 31, 2010	1,778	872	872	426	1,693

Exercisable options at March 31, 2010	1,419	—	—	426	501

Weighted average remaining contractual term (in years)	5.7	5.7	5.7	7.2	8.5
Weighted average grant date fair value per option granted in 2010	$—	$—	$—	$—	$7.94
Weighted average exercise price of exercisable options at March 31, 2010	$1.53	$—	$—	$6.08	$13.80
Weighted average exercise price of outstanding options at March 31, 2010	$1.61	$1.59	$1.59	$6.08	$14.17

Based on the estimated fair values of options granted, stock-based compensation expense for the three months ended March 31, 2010 and 2009 totaled $1.1 million and $0.7 million, respectively. As of March 31, 2010, there was $12.1 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.6 years.

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

A summary of restricted stock activity for the three months ended March 31, 2010 is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2010	42	$9.52
Granted	—
Vested	—
Forfeited	—

Outstanding restricted unvested awards at March 31, 2010	42	$9.52

Weighted average remaining contractual term (in years)	0.2

Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three months ended March 31, 2010 and 2009 was an expense of less than $0.1 million and a benefit of $0.1 million, respectively. As of March 31, 2010, there was less than $0.1 million of unrecognized compensation cost related to the remaining vesting period of restricted stock granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.1 years.

Restricted Stock Units

On January 13, 2010, the Board’s Compensation Committee approved the Amended and Restated 2010 Retention Award Program (the “RAP”), which provides for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan and granted approximately 942,000 RSUs to key employees. The RSUs awarded under the RAP have an aggregate cash election dollar value of approximately $9.9 million and are subject to time-based vesting conditions that run through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the aggregate cash election dollar value of RSUs that will be awarded to such participant (the “Dollar Award Value”) multiplied by 1.2, divided by (ii) $12.63 (i.e. the value per share of Affinion Holdings’ common stock as of December 31, 2009). Upon vesting of the RSUs, participants may settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the four vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

A summary of restricted stock unit activity for the three months ended March 31, 2010 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2010	—
Granted	942	$12.63
Vested	—
Forfeited	—

Outstanding restricted unvested awards at March 31, 2010	942	$12.63

Weighted average remaining contractual term (in years)	1.2

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three months ended March 31, 2010 was $1.1 million. As of March 31, 2010, there was $10.8 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 1.0 years.

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

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of Affinion Group, LLC (“AGLLC”) or Affinion International Holdings Limited (“Affinion International”) and (3) constitute a breach or violation of its compliance with law representations and warranties and (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or Affinion International.

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

Other Transactions. As publicly announced, as part of a plan to split into four independent companies, Cendant has (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham continues to hold a portion of the preferred stock and warrant issued in connection with the Apollo Transactions, while Realogy was subsequently acquired by an affiliate of Apollo.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The revenue earned for such services was less than $0.1 million for each of the three months ended March 31, 2010 and 2009, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. The Company incurred expenses of $0.3 million for each of the three months ended March 31, 2010 and 2009, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

New marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $0.5 million and $0.7 million for the three month periods ended March 31, 2010 and 2009, respectively, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company continued to administer loyalty programs for certain Cendant subsidiaries. The agreements provided for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The initial loyalty and reward program agreements expired on December 31, 2009. A termination notice has been received related to one of the programs and administration of that program will cease during 2010. The contract to administer the other program was renewed for a three year term. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $1.7 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.3 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amounts expensed related to this consulting agreement were $0.5 million for each of the three month periods ended March 31, 2010 and 2009 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.3 million for each of the three month periods ended March 31, 2010 and 2009, respectively, and are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.

On June 11, 2009, the Company utilized cash on hand and available funds under its revolving credit facility to purchase $64.0 million face amount of Affinion Holdings’ outstanding debt from an affiliate of Apollo for $44.8 million. As a result of Affinion Holdings’ election to pay interest by adding such interest to the principal amount of the debt for the interest periods ended September 1, 2009 and February 26, 2010, the Company increased the carrying amount of the debt securities by $4.2 million, including $2.9 million during the three months ended March 31, 2010. These debt securities, along with an additional $5.0 million of debt securities purchased from a third-party for $4.4 million, are classified as held-to-maturity debt securities and are included in other non-current assets on the March 31, 2010 and December 31, 2009 balance sheets at their aggregate amortized cost of $59.7 million and $54.9 million, respectively. The borrowing under the revolving credit facility was paid down prior to June 30, 2009.

9.	FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

Interest Rate Swaps

The Company entered into an interest rate swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap is $50.0 million through December 31, 2010, the swap termination date.

In January 2008, the Company entered into an interest rate swap effective February 21, 2008. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap is $598.6 million through February 22, 2011, the swap termination date, such that, in conjunction with the swap entered into in December 2005, all of the Company’s variable rate debt has been converted into fixed rate debt through December 31, 2010.

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

All three interest rate swaps are recorded at fair value, either as non-current assets or non-current liabilities. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. For the three months ended March 31, 2010 and 2009, the Company recorded interest expense of $8.3 million and $6.6 million, respectively, related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2010 (dollars are in millions unless otherwise indicated):

	2010	2011	2012	2013	2014	2015 and Thereafter	Total	Fair Value At March 31, 2010
Fixed rate debt	$0.2	$0.3	$0.3	$454.2	$0.1	$355.5	$810.6	$834.9
Average interest rate	11.41%	11.41%	11.41%	11.41%	11.41%	11.41%
Variable rate debt	$—	$—	$629.0	$—	$—	$—	$629.0	$626.9
Average interest rate(a)	2.75%	2.75%	2.75%	—	—	—
Variable to fixed-interest rate swaps(b)								$23.6
Average pay rate	3.02%	2.56%	2.99%
Average receive rate	0.36%	1.23%	2.58%

(a)	Average interest rate is based on rates in effect at March 31, 2010.
(b)	The fair value of the interest rate swaps is included in other long-term liabilities at March 31, 2010. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2010, approximately $81.1 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at March 31, 2010 and December 31, 2009 due to the short-term maturities of these assets and liabilities.

b.	Investments—At March 31, 2010 and December 31, 2009 , the carrying amounts of investments, which are included in other current assets on the consolidated balance sheets, approximate fair value, which is based on quoted market prices or other available market information.

c.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at March 31, 2010 and December 31, 2009 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

d.	Interest Rate Swaps—At March 31, 2010 and December 31, 2009, the Company’s estimated fair value of its interest rate swaps, which is included in other long-term liabilities on the consolidated balance sheets, is based upon available market information. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions. The counterparty to the swaps entered into in 2005 and 2008 had a long-term rating of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings as of April 19, 2010. The counterparty to the swap entered into in 2009 had a long-term rating of Aa3 by Moody’s and A+ by Standard & Poor’s and Fitch Ratings as of March 31, 2010. The Company does not expect any losses from non-performance by these counterparties.

Current accounting guidance establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, giving the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Level 1 inputs to a fair value measurement are quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The fair values of certain financial instruments as of March 31, 2010 are shown in the table below:

	Fair Value Measurements at March 31, 2010
	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in other long-term liabilities)	(23.6)	—	(23.6)	—

The fair values of certain financial instruments as of December 31, 2009 are shown in the table below:

	Fair Value Measurements at December 31, 2009
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in other long-term liabilities)	(19.1)	—	(19.1)	—

10.	SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon revenue and “Segment EBITDA,” which is defined as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four operating segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. In accordance with the authoritative accounting guidance relating to disclosures about segments, general corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four operating segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reporting segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2009.

Net Revenues

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Affinion North America
Membership products	$172.9	$177.6
Insurance and package products	87.8	83.6
Loyalty products	19.2	17.3
Eliminations	(0.9)	(1.0)

Total North America	279.0	277.5
Affinion International
International products	64.2	56.5

	$343.2	$334.0

Segment EBITDA
	For the Three Months Ended
	March 31, 2010	March 31, 2009
Affinion North America
Membership products	$39.6	$36.3
Insurance and package products	27.4	29.5
Loyalty products	5.5	5.1

Total North America	72.5	70.9
Affinion International
International products	7.7	6.1

Total products	80.2	77.0
Corporate	(5.0)	(1.5)

	$75.2	$75.5

Provided below is a reconciliation of Segment EBITDA to income from operations:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Segment EBITDA	$75.2	$75.5
Depreciation and amortization	(48.5)	(50.3)

Income from operations	$26.7	$25.2

11.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, and the related condensed consolidating statements of operations and cash flows for the three month periods ended March 31, 2010 and 2009 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$26.0	$3.0	$29.4	$—	$58.4
Restricted cash	—	22.7	13.0	—	35.7
Receivables, net	2.2	54.6	52.6	—	109.4
Receivables from related parties	0.4	7.8	0.9	—	9.1
Profit-sharing receivables from insurance carriers	—	81.2	1.8	—	83.0
Prepaid commissions	—	56.1	7.8	—	63.9
Income taxes receivable	—	1.7	9.5	—	11.2
Intercompany loans receivables	12.4	—	—	(12.4)	—
Other current assets	7.4	19.9	19.8	—	47.1

Total current assets	48.4	247.0	134.8	(12.4)	417.8
Property and equipment, net	3.3	75.6	19.8	—	98.7
Contract rights and list fees, net	—	17.3	13.2	—	30.5
Goodwill	—	289.5	27.7	—	317.2
Other intangibles, net	—	408.6	61.7	—	470.3
Receivables from related parties	—	3.7	—	—	3.7
Investment in subsidiaries	1,612.4	—	—	(1,612.4)	—
Intercompany loan receivables	32.2	—	—	(32.2)	—
Intercompany receivables	—	782.0	0.7	(782.7)	—
Other non-current assets	29.4	30.0	69.2	—	128.6

Total assets	$1,725.7	$1,853.7	$327.1	$(2,439.7)	$1,466.8

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$—	$0.3	$—	$—	$0.3
Accounts payable and accrued expenses	96.3	115.8	103.0	—	315.1
Payables to related parties	11.8	1.4	3.2	—	16.4
Deferred revenue	1.5	159.1	29.9	—	190.5
Income taxes payable	1.1	—	6.3	—	7.4
Intercompany loans payable	—	—	12.4	(12.4)	—

Total current liabilities	110.7	276.6	154.8	(12.4)	529.7
Long-term debt	1,423.6	0.8	—	—	1,424.4
Deferred income taxes	—	24.7	18.6	—	43.3
Deferred revenue	—	18.0	9.8	—	27.8
Intercompany loan payable	—	—	32.2	(32.2)	—
Intercompany payables	782.7	—	—	(782.7)	—
Other long-term liabilities	34.0	16.2	15.2	—	65.4

Total liabilities	2,351.0	336.3	230.6	(827.3)	2,090.6

Affinion Group, Inc.’s deficit	(625.3)	1,517.4	95.0	(1,612.4)	(625.3)
Non-controlling interest in subsidiary	—	—	1.5	—	1.5

Total deficit	(625.3)	1,517.4	96.5	(1,612.4)	(623.8)

Total liabilities and deficit	$1,725.7	$1,853.7	$327.1	$(2,439.7)	$1,466.8

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.9	$13.6	$52.3	$—	$69.8
Restricted cash	—	22.1	12.9	—	35.0
Receivables, net	1.1	67.2	43.9	—	112.2
Receivables from related parties	—	8.6	2.3	—	10.9
Profit-sharing receivables from insurance carriers	—	68.6	3.2	—	71.8
Prepaid commissions	—	57.4	7.3	—	64.7
Income taxes receivable	—	1.6	0.6	—	2.2
Intercompany loans receivable	32.5	—	—	(32.5)	—
Other current assets	7.2	25.2	20.7	—	53.1

Total current assets	44.7	264.3	143.2	(32.5)	419.7
Property and equipment, net	1.0	77.0	16.1	—	98.9
Contract rights and list fees, net	—	18.2	16.1	—	34.3
Goodwill	—	289.4	29.4	—	318.8
Other intangibles, net	—	405.6	68.8	—	474.4
Receivables from related parties	—	3.5	—	—	3.5
Investment in subsidiaries	1,578.2	—	—	(1,578.2)	—
Intercompany loan receivable	34.3	—	—	(34.3)	—
Intercompany receivables	—	747.1	—	(747.1)	—
Other non-current assets	28.8	26.8	64.2	—	119.8

Total assets	$1,687.0	$1,831.9	$342.6	$(2,392.1)	$1,469.4

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$19.9	$0.3	$—	$—	$20.2
Accounts payable and accrued expenses	65.0	123.5	92.9	—	281.4
Payables to related parties	9.6	1.3	3.8	—	14.7
Intercompany loans payable	—	—	32.5	(32.5)	—
Deferred revenue	1.8	165.5	31.8	—	199.1
Income taxes payable	0.9	0.1	5.6	—	6.6

Total current liabilities	97.2	290.7	166.6	(32.5)	522.0
Long-term debt	1,422.3	0.9	—	—	1,423.2
Deferred income taxes	—	23.0	11.6	—	34.6
Deferred revenue	—	19.1	11.4	—	30.5
Intercompany loan payable	—	—	34.3	(34.3)	—
Intercompany payables	745.9	—	1.2	(747.1)	—
Other long-term liabilities	29.6	16.8	19.5	—	65.9

Total liabilities	2,040.8	350.5	244.6	(813.9)	2,076.2

Affinion Group, Inc. deficit	(608.0)	1,481.4	96.8	(1,578.2)	(608.0)
Non-controlling interest in subsidiary	—	—	1.2	—	1.2

Total deficit	(608.0)	1,481.4	98.0	(1,578.2)	(606.8)

Total liabilities and deficit	$1,687.0	$1,831.9	$342.6	$(2,392.1)	$1,469.4

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$279.0	$64.2	$—	$343.2

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	118.1	20.6	—	138.7
Operating costs	—	64.5	29.4	—	93.9
General and administrative	9.1	18.1	8.2	—	35.4
Depreciation and amortization	—	40.9	7.6	—	48.5

Total expenses	9.1	241.6	65.8	—	316.5

Income (loss) from operations	(9.1)	37.4	(1.6)	—	26.7
Interest income	—	—	3.5	—	3.5
Interest income — intercompany	0.3	—	—	(0.3)	—
Interest expense	(37.1)	0.2	(0.8)	—	(37.7)
Interest expense — intercompany	—	—	(0.3)	0.3	—
Other expense, net	—	—	(1.8)	—	(1.8)

Income (loss) before income taxes and non-controlling interest	(45.9)	37.6	(1.0)	—	(9.3)
Income tax (expense) benefit	(0.4)	(1.6)	(1.2)	—	(3.2)

	(46.3)	36.0	(2.2)	—	(12.5)
Equity in income of subsidiaries	33.5	—	—	(33.5)	—

Net loss	(12.8)	36.0	(2.2)	(33.5)	(12.5)
Less: net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)

Net loss attributable to Affinion Group, Inc.	$(12.8)	$36.0	$(2.5)	$(33.5)	$(12.8)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$277.5	$56.5	$—	$334.0

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	121.0	18.8	—	139.8
Operating costs	—	61.9	25.2	—	87.1
General and administrative	5.4	18.5	7.7	—	31.6
Depreciation and amortization	—	43.3	7.0	—	50.3

Total expenses	5.4	244.7	58.7	—	308.8

Income (loss) from operations	(5.4)	32.8	(2.2)	—	25.2
Interest income	—	—	0.2	—	0.2
Interest expense	(33.4)	(0.6)	(0.8)	—	(34.8)
Other expense, net	—	—	(8.2)	—	(8.2)

Income (loss) before income taxes and non-controlling interest	(38.8)	32.2	(11.0)	—	(17.6)
Income tax (expense) benefit	(0.8)	(3.3)	1.6	—	(2.5)

	(39.6)	28.9	(9.4)	—	(20.1)
Equity in income of subsidiaries	19.3	—	—	(19.3)	—

Net loss	(20.3)	28.9	(9.4)	(19.3)	(20.1)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Net loss attributable to Affinion Group, Inc.	$(20.3)	$28.9	$(9.6)	$(19.3)	$(20.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(In millions)

	Affinion Group, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(12.8)	$36.0	$(2.2)	$(33.5)	$(12.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.2	40.7	7.6	—	48.5
Amortization of favorable and unfavorable contracts	—	(0.6)	—	—	(0.6)
Amortization of debt discount and financing costs	2.5	—	—	—	2.5
Unrealized loss on interest rate swaps	4.4	—	—	—	4.4
Unrealized foreign currency transaction loss	—	—	1.9	—	1.9
Stock-based compensation	2.2	—	—	—	2.2
Equity in income (loss) of subsidiaries	(33.5)	—	—	33.5	—
Interest accretion on held-to-maturity debt securities	—	—	(2.0)	—	(2.0)
Deferred income taxes	0.1	1.5	7.9	—	9.5
Net change in assets and liabilities:				—
Restricted cash	—	(0.6)	(0.1)	—	(0.7)
Receivables	(1.1)	12.6	(11.5)	—	—
Receivables from and payables to related parties	(0.4)	0.7	(2.1)	—	(1.8)
Profit-sharing receivables from insurance carriers	—	(12.5)	1.2	—	(11.3)
Prepaid commissions	—	1.3	(0.9)	—	0.4
Other current assets	(0.3)	5.3	(0.3)	—	4.7
Contract rights and list fees	—	0.7	—	—	0.7
Other non-current assets	(2.5)	(3.1)	(0.1)	—	(5.7)
Accounts payable and accrued expenses	31.6	(7.4)	17.1	—	41.3
Deferred revenue	(0.2)	(7.4)	(1.3)	—	(8.9)
Income taxes receivable and payable	0.2	(0.3)	(8.0)	—	(8.1)
Other long-term liabilities	0.1	—	(3.4)	—	(3.3)
Other, net	2.0	—	0.7	—	2.7

Net cash provided by operating activities	(7.5)	66.9	4.5	—	63.9

Investing Activities				—
Capital expenditures	(2.6)	(4.9)	(2.3)	—	(9.8)
Restricted cash	—	—	(0.7)	—	(0.7)
Acquisition-related payment, net of cash acquired	—	(37.5)	—	—	(37.5)
Other investing activity	—	—	(1 0)	—	(1.0)

Net cash used in investing activities	(2.6)	(42.4)	(4.0)	—	(49.0)

Financing Activities				—
Principal payments on borrowings	(19.6)	(0.1)	—	—	(19.7)
Dividends paid to parent company	(3.8)	—	—	—	(3.8)
Intercompany loan	20.0	—	(20.0)	—	—
Intercompany receivables and payables	36.6	(35.0)	(1.6)	—	—
Capital contribution	(1.0)	—	1.0	—	—

Net cash provided by (used in) financing activities	32.2	(35.1)	(20.6)	—	(23.5)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(2.8)	—	(2.8)

Net increase (decrease) in cash and cash equivalents	22.1	(10.6)	(22.9)	—	(11.4)
Cash and cash equivalents, beginning of period	3.9	13.6	52.3	—	69.8

Cash and cash equivalents, end of period	$26.0	$3.0	$29.4	$—	$58.4

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(20.3)	$28.9	$(9.4)	$(19.3)	$(20.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	43.3	7.0	—	50.3
Amortization of favorable and unfavorable contracts		(0.5)	—	—	(0.5)
Amortization of debt discount and financing costs	1.5	—	—	—	1.5
Unrealized loss on interest rate swaps	4.4	—	—	—	4.4
Unrealized foreign currency transaction loss	—	—	8.2	—	8.2
Stock-based compensation	0.6	—	—	—	0.6
Equity in (income) loss of subsidiaries	(19.3)	—	—	—	—
Deferred income taxes	0.1	3.1	(6.9)	—	(3.7)
Net change in assets and liabilities:				—
Restricted cash	—	0.8	(0.4)	—	0.4
Receivables	(0.3)	0.5	(16.4)	—	(16.2)
Receivables from and payables to related parties	(0.3)	2.7	0.2	—	2.6
Profit-sharing receivables from insurance carriers	—	12.5	0.5	—	13.0
Prepaid commissions	—	(0.2)	0.3	—	0.1
Other current assets	(0.6)	4.4	(0.3)	—	3.5
Contract rights and list fees	—	0.4	—	—	0.4
Other non-current assets	(0.2)	(4.0)	0.2	—	(4.0)
Accounts payable and accrued expenses	10.4	(0.1)	18.0	—	28.3
Deferred revenue	—	(4.3)	(0.7)	—	(5.0)
Income taxes receivable and payable	0.4	0.2	4.7	—	5.3
Other long-term liabilities	0.1	(0.1)	(1.6)	—	(1.6)
Other, net	0.1	—	(1.3)	—	(1.2)

Net cash provided by (used in) operating activities	(23.4)	87.6	2.1	—	66.3

Investing Activities				—
Capital expenditures	(0.7)	(5.7)	(1.1)	—	(7.5)
Restricted cash	—	—	0.5	—	0.5
Acquisition-related payments, net of cash acquired	—	(0.4)	—	—	(0.4)

Net cash used in investing activities	(0.7)	(6.1)	(0.6)	—	(7.4)

Financing Activities				—
Repayments under line of credit, net	(30.0)	—	—	—	(30.0)
Principal payments on borrowings	(6.4)	(0.1)	—	—	(6.5)
Dividends paid to parent company	(24.1)	—	—	—	(24.1)
Intercompany loan	16.1	—	(16.1)	—	—
Intercompany receivables and payables	78.9	(81.3)	2.4	—	—
Distribution to non-controlling interest	—	—	(0.6)	—	(0.6)

Net cash provided by (used in) financing activities	34.5	(81.4)	(14.3)	—	(61.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.4)	—	(1.4)

Net increase (decrease) in cash and cash equivalents	10.4	0.1	(14.2)	—	(3.7)
Cash and cash equivalents, beginning of period	—	2.9	33.4	—	36.3

Cash and cash equivalents, end of period	$10.4	$3.0	$19.2	$—	$32.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report is prepared by Affinion Group, Inc. Unless otherwise indicated or the context otherwise requires, in this Report all references to “Affinion,” the “Company,” “we,” “our” and “us” refer to Affinion Group, Inc. and its subsidiaries on a consolidated basis; and all references to “Holdings” refer to Affinion Group Holdings, Inc., the parent company of Affinion Group, Inc .

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2010 and 2009. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the three months ended March 31, 2010 and 2009 and our financial condition as of March 31, 2010, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, included in our Form 10-K for a summary of our significant accounting policies.

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

As of March 31, 2010, we had approximately 63.6 million customers enrolled in our membership, insurance and package programs worldwide and approximately 105 million customers who received credit or debit card enhancement services or loyalty points-based management services.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of March 31, 2010, managed approximately 527 billion points with an estimated redemption value of approximately $5.2 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of the membership term. This allows us to recognize revenue ratably over the annual membership term. In 2009 and the three months ended March 31, 2010, approximately 79% and 94%, respectively, of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

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

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including a class action lawsuit, and state attorney general investigations involving our business practices which also increase our costs of doing business.

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

Results of Operations

Supplemental Data

The following table provides data for selected business segments (member and insured amounts in thousands except per average member amounts and percentages):

	Three Months Ended March 31,
	2010	2009
Affinion North America:
Membership Products —
Retail
Average Members (1)	6,891	7,461
% Monthly Members	60.1%	47.1%
% Annual Members	39.9%	52.9%
Annualized Net Revenue Per Average Member (2)	$86.10	$77.86
Wholesale
Average Members (1)	1,994	2,471
Portion for service formerly retail and other (3)	1,845	2,001
Average Retail Members including wholesale formerly retail and other (3)	8,736	9,462
Insurance and Package Products —
Insurance
Average Basic Insured (1)	23,034	23,100
Average Supplemental Insured	4,470	4,601
Annualized Net Revenue Per Supplemental Insured (2)	$58.78	$53.59
Package
Average Members (1)	7,611	5,797
Annualized Net Revenue Per Average Member (2)	$8.61	$12.38
Affinion International:
International Products —
Package
Average Members (1)	16,844	16,234
Annualized Net Revenue Per Average Package Member (2)	$7.65	$6.99
Other Retail Membership
Average Members (1)	1,279	1,583
Annualized Net Revenue Per Average Member (2)	$39.54	$30.26
New Retail Membership
Average Members (1)	519	600
Annualized Net Revenue Per Average Member (2)	$96.51	$74.76
Fee for service formerly retail (3)	87	—
New retail including formerly retail (3)	606	600
Global Membership Products:
Retail
Average Members(1)(4)	7,410	8,061
Annualized Net Revenue Per Average Member (2)	$86.83	$77.63
Average Retail Members including wholesale formerly retail and other (3)(4)	9,342	10,062

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A member’s or insured’s, as applicable, account is added or removed in the period in which the member or insured, as applicable, has joined or cancelled.

(2)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(3)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale retail locations to their customers.

(4)	Includes International Operations New Retail Average Members.

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

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the marketing partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage. In 2008, we were successful in increasing the average revenue per supplemental insured due in part to our marketing efforts to increase coverage levels from our existing base of insureds and by offering higher coverage levels to new insureds which has more than offset the decline in the total number of supplemental insureds. Lower claims experience positively affected cost of insurance resulting in an increase in average revenue per supplemental insured.

The domestic package member base has stabilized, with the majority of the growth in the first quarter of 2010 due to a new wholesale relationship we began in 2008.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table summarizes our consolidated results of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase (Decrease)
Net revenues	$343.2	$334.0	$9.2

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	138.7	139.8	(1.1)
Operating costs	93.9	87.1	6.8
General and administrative	35.4	31.6	3.8
Depreciation and amortization	48.5	50.3	(1.8)

Total expenses	316.5	308.8	7.7

Income from operations	26.7	25.2	1.5
Interest income	3.5	0.2	3.3
Interest expense	(37.7)	(34.8)	(2.9)
Other expense	(1.8)	(8.2)	6.4

Loss before income taxes and non-controlling interest	(9.3)	(17.6)	8.3
Income tax expense	(3.2)	(2.5)	(0.7)

Net loss	(12.5)	(20.1)	7.6
Less: net income attributable to non-controlling interest	(0.3)	(0.2)	(0.1)

Net loss attributable to Affinion Group, Inc.	$(12.8)	$(20.3)	$7.5

Summary of Operating Results for the Three Months Ended March 31, 2010

The following is a summary of changes affecting our operating results for the three months ended March 31, 2010.

Net revenues increased $9.2 million, or 2.8%, for the three months ended March 31, 2010 as compared to the same period in the prior year. Net revenues increased by $7.7 million in our International segment primarily from a $5.1 million increase related to the currency effect of a weaker U.S. dollar and from revenue generated by a business acquired in the fourth quarter of 2009. Net revenues in our North American units increased $1.5 million as net revenues from Insurance and Package products increased primarily as a result of lower cost of insurance from lower claims experience and higher revenues in our Loyalty business which more than offset lower net revenues in Membership products.

Segment EBITDA decreased $0.3 million, as higher net revenues were offset by higher operating costs and increased general and administrative expenses, primarily as a result of higher employee compensation costs and the weaker U.S. dollar.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following section provides an overview of our consolidated results of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Net Revenues. During the three months ended March 31, 2010, we reported net revenues of $343.2 million, an increase of $9.2 million, or 2.8%, as compared to net revenues of $334.0 million in the comparable period in 2009. International products net revenues increased $7.7 million primarily due to the impact of the weaker U.S. dollar, net revenue from a business acquired in the fourth quarter of 2009 and growth in retail products, partially offset by lower package revenue, primarily the result of contract renewal renegotiations with existing clients. Net revenues from our Insurance and Package products increased $4.2 million primarily due to lower cost of insurance as a result of lower claims experience. Package revenues were essentially unchanged as increased net revenues from our NetGain product were offset by lower annualized revenue per average Package member which more than offset the effect of higher Package members. Net revenues of our Membership products decreased $4.7 million primarily due to the absence of revenue recognized related to contractually obligated volume commitments and the effect of lower retail member volumes which more than offset higher net revenue from higher average revenue per retail member. Loyalty products net revenues increased $1.9 million primarily from a new client launch in the third quarter of 2009, partially offset by decreases from contract renewal renegotiations with existing clients.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $1.1 million, or 0.8%, to $138.7 million for the three months ended March 31, 2010 from $139.8 million for the three months ended March 31, 2009. Marketing and commissions expense decreased as the delay of certain program launches in our Membership business, which we now expect to launch in the second quarter of 2010, were partially offset by increases in Insurance and Package due to higher spending for our NetGain product and the timing of certain marketing reimbursements.

Operating Costs. Operating costs increased by $6.8 million, or 7.8%, to $93.9 million for the three months ended March 31, 2010 from $87.1 million for the three months ended March 31, 2009. Operating costs were higher primarily due to higher product and servicing costs in our International business, principally from a business acquired in the fourth quarter of 2009 and the effect of the weaker U.S. dollar and higher costs in our Loyalty business, principally the result of a new client launch.

General and Administrative Expense. General and administrative expense increased by $3.8 million, or 12.0%, to $35.4 million for the three months ended March 31, 2010 from $31.6 million for the three months ended March 31, 2009, principally due to the effect of the weaker U.S. dollar and higher compensation expense related to a retention award program.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.8 million for the three months ended March 31, 2010 to $48.5 million from $50.3 million for the three months ended March 31, 2009, primarily from recording higher amortization expense in 2009 on the fair value of intangible assets resulting from the Apollo Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by increased amortization associated with intangibles, primarily member relationships, acquired in 2009 and 2010.

Interest Income. Interest income increased $3.3 million for the three months ended March 31, 2010 to $3.5 million from accretion on held-to-maturity debt securities issued by Holdings that were purchased by the Company in 2009.

Interest Expense. Interest expense increased by $2.9 million, or 8.3%, to $37.7 million for the three months ended March 31, 2010 from $34.8 million for the three months ended March 31, 2009, primarily due to interest accrued on the 10 1/8% senior notes issued in June 2009 of $3.8 million, partially offset by lower interest accrued on our term loan and revolving credit facility primarily due to lower interest rates and lower utilization, respectively, of approximately $1.1 million.

Other Expense. In the first three months of 2010, the Company recorded unrealized foreign exchange losses of $1.8 million related to intercompany borrowings as compared to $8.2 million of unrealized foreign exchange losses in the first three months of 2009.

Income Tax Expense. Income tax expense increased by $0.7 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to an increase in foreign tax expense offset by a decrease in the current state tax liabilities and the deferred federal tax liabilities for the three months ended March 31, 2010.

The Company’s effective income tax rates for the three months ended March 31, 2010 and March 31, 2009 were (33.9%) and (14.0)%, respectively. The difference in the effective tax rates for the three months ended March 31, 2010 and 2009 is primarily as a result of the reduction in loss before income taxes and non-controlling interest from $17.6 million for the quarter ended March 31, 2009 to $9.3 million for the quarter ended March 31, 2010. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended March 31,
	Net Revenues			Segment EBITDA(1)
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$172.9	$177.6	$(4.7)	$39.6	$36.3	$3.3
Insurance and package products	87.8	83.6	4.2	27.4	29.5	(2.1)
Loyalty products	19.2	17.3	1.9	5.5	5.1	0.4
Eliminations	(0.9)	(1.0)	0.1	—	—	—

Total North America	279.0	277.5	1.5	72.5	70.9	1.6
Affinion International
International products	64.2	56.5	7.7	7.7	6.1	1.6

Total products	343.2	334.0	9.2	80.2	77.0	3.2
Corporate	—	—	—	(5.0)	(1.5)	(3.5)

Total	$343.2	$334.0	$9.2	75.2	75.5	(0.3)

Depreciation and amortization				(48.5)	(50.3)	1.8

Income from operations				$26.7	$25.2	$1.5

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues decreased by $4.7 million, or 2.6%, to $172.9 million for the three months ended March 31, 2010 as compared to $177.6 million for the three months ended March 31, 2009. Net revenues decreased primarily due to the absence of revenue recognized related to contractually obligated volume commitments and the effect of lower retail member volumes which more than offset higher net revenue from higher average revenue per retail member.

Segment EBITDA increased by $3.3 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Segment EBITDA increased as lower marketing and commissions of $9.6 million more than offset lower net revenues. Marketing and commissions were lower primarily due to the delay of certain program launches, which we now expect to launch in the second quarter of 2010.

Insurance and Package Products. Insurance and package products reported net revenues of $87.8 million for the three months ended March 31, 2010, an increase of $4.2 million, or 5.0%, as compared to the three months ended March 31 2009. Insurance revenue increased approximately $4.0 million, principally due to lower cost of insurance as a result of lower claims experience and higher average revenue per member, primarily due to new joins at higher coverage limits. Package revenue increased approximately $0.2 million, as increased net revenues from our NetGain product and higher package members were offset by lower average annualized revenue per average Package member.

Segment EBITDA decreased by $2.1 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to higher marketing and commissions expense which more than offset the higher net revenues. Marketing and commissions expense increased primarily due to the timing of certain marketing reimbursements and increased marketing for NetGain.

Loyalty Products. Revenues from Loyalty products increased by $1.9 million, or 11.0%, for the three months ended March 31, 2010 to $19.2 million as compared to $17.3 million for the three months ended March 31, 2009. Net revenues increased $3.4 million, from a new client launch in the third quarter of 2009, partially offset by a decrease of $1.3 million from contract renewal renegotiations with existing clients.

Segment EBITDA increased by $0.4 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, as the higher net revenues were substantially offset by higher product and servicing costs.

Affinion International

International Products. International products net revenues increased by $7.7 million, or 13.6%, to $64.2 million for the three months ended March 31, 2010 as compared to $56.5 million for the three months ended March 31, 2009. Net revenues increased primarily due to the $5.1 million impact of the weaker U.S. dollar and increased revenue from growth in new retail of $1.3 million. Net revenues in our Package business increased approximately $0.9 million due to revenues generated from a business acquired in the fourth quarter of 2009 partially offset by a decline in revenue as a result of contract renewal renegotiations with existing clients.

Segment EBITDA increased by $1.6 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily from growth in new retail. The positive impact of a package business acquired in the fourth quarter of 2009 was more than offset by the effect of contract renewal renegotiations with existing package clients.

Corporate

Corporate costs increased by $3.5 million to $5.0 million for the three months ended March 31, 2010 primarily from higher unrealized foreign exchange losses on intercompany borrowings in 2010 as compared to 2009 and higher compensation expense related to a retention award program in the form of restricted stock units.

Financial Condition, Liquidity and Capital Resources

Financial Condition – March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009	Increase (Decrease)
	(in millions)
Total assets	$1,466.8	$1,469.4	$(2.6)
Total liabilities	2,090.6	2,076.2	14.4
Total equity (deficit)	(623.8)	(606.8)	(17.0)

Total assets decreased by $2.6 million due to (i) a decrease in cash of $11.4 million (see “—Liquidity and Capital Resources—Cash Flows”), (ii) a decrease in other current assets of $6.0 million, principally due to a $4.4 million decrease in prepaid Loyalty products client transition costs and (iii) a decrease in intangible assets of $4.1 million, principally due to the impact of changes in foreign exchange rates, as amortization expense of $36.8 million was more than offset by acquired member relationships of $37.1 million (substantially all of the intangible assets were acquired as a result of the Transactions—see Notes 1 and 2 to our unaudited condensed consolidated financial statements). These decreases were partially offset by an increase in profit-sharing receivables from insurance carriers of $11.2 million due to the timing of receipts related to profit-sharing receivables from insurance carriers and an increase in other non-current assets of $8.8 million, principally due to an increase in the amortized cost of the held-to-maturity debt securities of $4.8 million.

Total liabilities increased $14.4 million primarily due to an increase in accounts payable and accrued expenses of $33.7 million due to the timing of cash payments and the impact of seasonality in certain acquired businesses. This increase was partially offset by a decrease in debt of $18.7 million, primarily as a result of a mandatory prepayment of the term loan facility based on excess cash flow of $19.6 million.

Total equity (deficit) decreased by $17.0 million, principally due to a net loss attributable to Affinion Group, Inc. of $12.8 million, a dividend payment to the Company’s parent of $3.8 million and foreign currency translation effect of $0.7 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the indebtedness incurred in connection with the Apollo Transactions and the subsequent refinancing. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions corresponds directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future.

Cash Flows – Three Months Ended March 31, 2010 and 2009

At March 31, 2010, we had $58.4 million of cash and cash equivalents on hand, an increase of $25.8 million from $32.6 million at March 31, 2009. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)
Cash provided by (used in):
Operating activities	$63.9	$66.3	$(2.4)
Investing activities	(49.0)	(7.4)	(41.6)
Financing activities	(23.5)	(61.2)	37.7
Effect of exchange rate changes	(2.8)	(1.4)	(1.4)

Net change in cash and cash equivalents	$(11.4)	$(3.7)	$(7.7)

Operating Activities

During the three months ended March 31, 2010, we generated $2.4 million less cash from operating activities than during the three months ended March 31, 2009. Segment EBITDA decreased by $0.3 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 (see “Results of Operations”). In addition, the timing of realization of the profit-sharing receivables from insurance carriers resulted in $24.3 million less cash during the three months ended March 31, 2010 compared to the comparable period of the prior year and the timing of income tax accruals, payments and receipts resulted in $13.4 million less cash during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Partially offsetting these decreases in cash flows were increases in cash flows during the three months ended March 31, 2010 compared to the comparable period of the prior year as a result of the timing of settlement of accounts receivable, which generated cash flows that were $16.2 million more favorable, and accounts payable and accrued expenses, which generated cash flows that were $13.0 million more favorable.

Investing Activities

We used $41.6 million more cash in investing activities during the three months ended March 31, 2010 as compared to the same period in 2009, principally due to the acquisition of a credit card registration membership business, consisting of membership contracts, in the three months ended March 31, 2010 for approximately $37.1 million. In addition, capital expenditures increased from $7.5 million for the three months ended March 31, 2009 to $9.8 million for the three months ended March 31, 2010.

Financing Activities

We used $37.7 million less cash in financing activities during the three months ended March 31, 2010 as compared to the same period in 2009. During the three months ended March 31, 2010, we repaid $19.7 million under our term loan as compared to repaying $6.4 million and $30.0 million under the term loan and line of credit, respectively, during the three months ended March 31,

2009. In addition, we paid dividends to Holdings, our parent company, during the three months ended March 31, 2010 and 2009 of $3.8 million and $24.1 million, respectively.

Credit Facilities and Long-Term Debt

Following the completion of the Transactions we became a highly leveraged company, having incurred substantial debt. As of March 31, 2010, we had approximately $1.4 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “initial senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $231.0 million in principal prepayments that we made through March 31, 2010) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. At March 31, 2010, we had $304.0 million ($303.0 million net of premiums and discounts) outstanding under the initial senior notes issued in 2005 and certain follow-on senior notes issued in 2006 (the “follow-on senior notes” and together with the initial senior notes, the “2005 senior notes”, $629.0 million outstanding under the term loan facility, $355.5 million ($352.6 million net of discounts) outstanding under the senior subordinated notes, $150.0 million ($139.0 million net of premiums and discounts) outstanding under the senior notes issued in 2009 (the “2009 senior notes,” and together with the 2005 senior notes, the “senior notes”). At March 31, 2010, there were no outstanding borrowings under the revolving credit facility and the Company had $93.3 million available under the revolving credit facility after giving effect to the issuance of $6.7 million of letters of credit.

On April 9, 2010, the Company, as Borrower, and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders. The amended and restated senior secured credit facility consists of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures six and a half years after the closing date of the amended and restated senior secured credit facility. However the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under our credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. Our obligations under our credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions (provided that Affinion Holdings’ guarantee obligations will not extend to any additional credit facilities as described above until Affinion Holdings’ existing credit facility is repaid or refinanced). Our credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our credit facility also contains financial, affirmative and negative covenants. The negative covenants in our credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); restrict dividends from our subsidiaries; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under the amended and restated credit facility were utilized to repay the outstanding balance of the existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company expects to record a loss on extinguishment of debt of approximately $7.4 million during the quarter ending June 30, 2010. Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

On October 17, 2005, we issued $270.0 million aggregate principal amount of the initial senior notes and applied the gross proceeds of $266.4 million to finance a portion of the Transactions. On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of follow-on senior notes and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under our bridge loan facility. The interest on our senior notes is payable semi-annually. We may redeem some or all of the 2005 senior notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the indenture governing the 2005 senior notes. The 2005 senior notes are unsecured obligations. The 2005 senior notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility, our senior subordinated notes and our 2009 senior notes. The 2005 senior notes contain restrictive covenants related primarily to our ability to distribute dividends to our parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

Our senior subordinated bridge loan facility has since been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 11 1 /2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the agreement governing the senior subordinated notes. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility and our senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends to our parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

On June 5, 2009, we issued $150.0 million aggregate principal amount of 2009 senior notes for net proceeds of $136.5 million in a private placement transaction. The interest on our 2009 senior notes is payable semi-annually on April 15 and October 15 of each year. We may redeem some or all of the 2009 senior notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the agreement governing the 2009 senior notes. The 2009 senior notes are unsecured obligations. The 2009 senior notes are guaranteed by the same subsidiaries that guarantee our $960.0 million senior secured credit facility, our 2005 senior notes and our senior subordinated notes. The 2009 senior notes contain restrictive covenants related primarily to our ability to distribute dividends to our parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Although the terms and covenants of the 2009 senior notes are substantially identical to those of the 2005 senior notes, the 2009 senior notes are not additional securities under the indenture governing the 2005 senior notes, were issued under a separate indenture, do not vote as a single class with the 2005 senior notes and do not necessarily trade with the 2005 senior notes. On October 1, 2009, we completed a registered exchange offer and exchanged all of the then-outstanding 2009 senior notes into a like principal amount of 2009 senior notes that have been registered under the Securities Act.

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

Covenant Compliance

Our senior secured credit facility and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in the credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.90 to 1.0 at March 31, 2010. The consolidated leverage ratio as defined in the credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 5.25 to 1.0 at March 31, 2010. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of March 31, 2010, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

We have the ability to incur additional debt, subject to limitations imposed by our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes. Under our indentures governing the senior notes and the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, since the Transactions, our cash flow has allowed us to make nine voluntary principal prepayments of the term loan through March 31, 2010 aggregating $205.0 million, in addition to $26.0 million of mandatory annual repayments based on excess cash flow through December 31, 2009.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended March 31, 2010 to Adjusted EBITDA.

Twelve Months Ended March 31, 2010(a)
(in millions)
Net cash provided by operating activities	$100.4
Interest expense, net	121.2
Income tax expense	12.4
Amortization of favorable and unfavorable contracts	2.3
Amortization of debt discount and financing costs	(9.2)
Unrealized loss on interest rate swaps	0.9
Deferred income taxes	(17.7)
Interest accretion on held-to-maturity debt securities	6.3
Payment received for assumption of loyalty points program liability	(6.7)
Changes in assets and liabilities	95.5
Effect of the Transactions, reorganizations, certain legal costs and net cost savings(b)	2.3
Other, net(c)	10.1

Adjusted EBITDA(d)	$317.8

(a)	Represents consolidated financial data for the year ended December 31, 2009, minus consolidated financial data for the three months ended March 31, 2009, plus consolidated financial data for the three months ended March 31, 2010.

(b)	Eliminates the effect of the Transactions, legal expenses for certain legal matters and certain severance costs.

(c)	Eliminates net changes in certain reserves, foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, the loss from an investment accounted for under the equity method, consulting fees paid to Apollo and non-recurring costs related to acquisitions.

(d)	Adjusted EBITDA does not give pro forma effect to our acquisition of a marketing services and procurement services provider for a leading Italian financial institution that was completed in the fourth quarter of 2009. However, we do make such accretive pro forma adjustment as if such acquisition had occurred on April 1, 2009 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended March 31, 2010 to Adjusted EBITDA as required by our senior secured credit facility agreement, the indentures governing our senior notes and the indenture governing our senior subordinated notes.

Twelve Months Ended March 31, 2010 (a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(42.5)
Interest expense, net	121.2
Income tax expense	12.4
Non-controlling interest	1.0
Other expense, net	5.6
Depreciation and amortization	199.2
Effect of the Transactions, reorganizations and non-recurring revenues and gains(b)	(7.3)
Certain legal costs (c)	3.6
Net cost savings (d)	6.0
Other, net (e)	18.6

Adjusted EBITDA (f)	$317.8

Interest coverage ratio (g)	2.73
Consolidated leverage ratio (h)	4.39
Fixed charge coverage ratio (i)	2.48

(a)	Represents consolidated financial data for the year ended December 31, 2009, minus consolidated financial data for the three months ended March 31, 2009, plus consolidated financial data for the three months ended March 31, 2010.

(b)	Effect of the Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Transactions.

(c)	Certain legal costs—represents the elimination of legal costs, net of reimbursements, for certain litigation matters.

(d)	Net cost savings—represents the elimination of severance costs incurred.

(e)	Other, net—represents (i) the elimination of net changes in certain reserves, (ii) the elimination of stock-based compensation expense, (iii) the elimination of foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, (iv) the elimination of the loss from an investment accounted for under the equity method, (v) the elimination of non-recurring costs related to acquisitions and (vi) the elimination of consulting fees paid to Apollo.

(f)	Adjusted EBITDA does not give pro forma effect to our acquisition of a marketing services and procurement services provider for a leading Italian financial institution that was completed in the fourth quarter of 2009. However, we do make such accretive pro forma adjustment as if such acquisition had occurred on April 1, 2009 in calculating the Adjusted EBITDA under our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes.

(g)	The interest coverage ratio is defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.90 to 1.0 at March 31, 2010.

(h)	The consolidated leverage ratio is defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 5.25 to 1.0 at March 31, 2010.

(i)	The fixed charge coverage ratio is defined in the indentures governing the senior notes and the senior subordinated notes (consolidated cash flows, as defined, which is equivalent to Adjusted EBITDA (as defined in the Affinion Credit Facility), to fixed charges, as defined).

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On January 31, 2007, our parent, Holdings, entered into a five-year senior unsecured term loan facility (the “Holdings Loan Agreement”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), Bank of America, N.A., and certain other banks as the initial lenders, with Deutsche Bank Securities Inc. and Banc of America Securities LLC (“BAS”) as the joint lead arrangers and book-running managers, Deutsche Bank as administrative agent, and BAS as syndication agent. The principal amount of the Holdings Loan Agreement is $350.0 million. As of March 31, 2010, loans under the Holdings Loan Agreement accrue cash interest at the rate of six month LIBOR plus 6.75%, but the interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by adding such interest to the principal amount of the loans. Holdings has the independent ability to pay such non-cash payment in kind interest in lieu of cash interest. Interest is payable semi-annually on March 1 and September 1. Holdings made a payment-in-kind election for the interest period ended September 1, 2009 and February 26, 2010 and for the interest period ending August 31, 2010, so the cash required to service its debt in 2009, net of the impact of the three interest rate swaps entered into by Holdings discussed below, was $1.8 million and the cash required to service its debt in 2010, net of the three interest rate swaps is expected to be approximately $4.6 million. In addition, the Holdings preferred stock entitles its holders to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings depends on our cash flows to make any cash interest payments, including payments under interest rate swaps and to pay cash dividends, if any, on its preferred stock.

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

As described above, we expect that Holdings will rely on distributions from us in order to pay cash amounts due, if any, in respect of the Holdings Loan Agreement and to pay cash dividends, if any, on its preferred stock. However, our ability to make distributions to Holdings is restricted by covenants contained in our senior secured credit facility and the indentures governing our senior notes and our senior subordinated notes and by Delaware law. To the extent we make distributions to Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our senior secured credit facility, our senior notes and our senior subordinated notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our senior secured credit facility, our senior notes and our senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

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

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, valuation of interest rate swaps and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. In addition, we refer you to our audited consolidated financial statements as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, included in our Form 10-K for a summary of our significant accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Swaps

The Company entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap is $50.0 million at March 31, 2010 and through December 31, 2010, at which time the swap terminates. In January 2008, the Company entered into a second interest rate swap effective February 21, 2008. The notional amount of the 2008 swap is $598.6 million at March 31, 2010 and through February 21, 2011, at which time this swap terminates. Under the 2008 swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The effect of the 2008 swap, in conjunction with the Company’s 2005 interest rate swap, is to convert all of the variable rate debt to a fixed rate obligation.

In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The 2009 swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under the 2009 swap, the Company has agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The 2009 swap is intended to reduce a portion of the variability of the future interest payments on the Company’s term loan facility for the period after the Company’s previously existing swaps expire.

The interest rate swaps are recorded at fair value either as non-current assets or long-term liabilities. The swaps are not designated as hedging instruments and therefore the changes in the fair value of the interest rate swaps is recognized currently in earnings in the accompanying unaudited consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2010 (dollars are in millions unless otherwise indicated):

	2010	2011	2012	2013	2014	2015 and Thereafter	Total	Fair Value At March 31, 2010
Fixed rate debt	$0.2	$0.3	$0.3	$454.2	$0.1	$355.5	$810.6	$834.9
Average interest rate	11.41%	11.41%	11.41%	11.41%	11.41%	11.41%
Variable rate debt	$—	$—	$629.0	$—	$—	$—	$629.0	$626.9
Average interest rate(a)	2.75%	2.75%	2.75%	—	—	—
Variable to fixed-interest rate swaps(b)								$23.6
Average pay rate	3.02%	2.56%	2.99%
Average receive rate	0.36%	1.23%	2.58%

(a)	Average interest rate is based on rates in effect at March 31, 2010.

(b)	The fair value of the interest rate swaps is included in other long-term liabilities at March 31, 2010. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

We do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2010, approximately $81.1 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

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

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the

Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Information required by this Item is contained in Note 6 to our unaudited condensed consolidated financial statements within Part I of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1*	Amendment to Management Investor Rights Agreement, dated as of April 30, 2010, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group Holdings, LLC, a Delaware limited liability company, and the holders that are parties thereto.

10.2*	Form of Restricted Stock Unit Agreement.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.

Date: April 30, 2010	By:	/s/ Todd H. Siegel
Todd H. Siegel
Executive Vice President and Chief Financial Officer

S-1