Form 10-Q
period 2010-06-30
Affinion Group, Inc.
filed 2010-07-30
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 29, 2010 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

(In millions, except share amounts)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$276.1	$69.8
Restricted cash	37.1	35.0
Receivables (net of allowance for doubtful accounts of $1.1 and $0.4, respectively)	94.5	112.2
Receivables from related parties	8.3	10.9
Profit-sharing receivables from insurance carriers	78.7	71.8
Prepaid commissions	60.1	64.7
Income taxes receivable	5.2	2.2
Other current assets	56.2	53.1

Total current assets	616.2	419.7
Property and equipment, net	105.0	98.9
Contract rights and list fees, net	28.3	34.3
Goodwill	314.9	318.8
Other intangibles, net	427.6	474.4
Receivables from related parties	3.8	3.5
Other non-current assets	148.9	119.8

Total assets	$1,644.7	$1,469.4

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$9.0	$20.2
Accounts payable and accrued expenses	308.8	281.4
Payables to related parties	17.6	14.7
Deferred revenue	178.6	199.1
Income taxes payable	4.5	6.6
Total current liabilities	518.5	522.0
Long-term debt	1,660.4	1,423.2
Deferred income taxes	37.6	34.6
Deferred revenue	25.1	30.5
Other long-term liabilities	69.1	65.9

Total liabilities	2,310.7	2,076.2

Commitments and contingencies (Note 6)
Deficit
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	281.7	285.5
Accumulated deficit	(952.7)	(905.2)
Accumulated other comprehensive income	4.3	11.7

Total Affinion Group, Inc. deficit	(666.7)	(608.0)
Non-controlling interest in subsidiary	0.7	1.2

Total deficit	(666.0)	(606.8)

Total liabilities and deficit	$1,644.7	$1,469.4

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In millions)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net revenues	$340.5	$333.5	$683.7	$667.5

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	141.1	152.1	279.8	291.9
Operating costs	89.3	85.9	183.2	173.0
General and administrative	38.2	24.7	73.6	56.3
Facility exit costs	8.0	—	8.0	—
Depreciation and amortization	48.6	51.2	97.1	101.5

Total expenses	325.2	313.9	641.7	622.7

Income from operations	15.3	19.6	42.0	44.8
Interest income	3.7	0.8	7.2	1.0
Interest expense	(41.8)	(23.7)	(79.5)	(58.5)
Loss on extinguishment of debt	(7.4)	—	(7.4)	—
Other (expense) income, net	(0.1)	1.5	(1.9)	(6.7)

Loss before income taxes and non-controlling interest	(30.3)	(1.8)	(39.6)	(19.4)
Income tax expense	(4.2)	(1.0)	(7.4)	(3.5)

Net loss	(34.5)	(2.8)	(47.0)	(22.9)
Less: net income attributable to non-controlling interest	(0.2)	(0.2)	(0.5)	(0.4)

Net loss attributable to Affinion Group, Inc.	$(34.7)	$(3.0)	$(47.5)	$(23.3)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2010	$285.5	$(905.2)	$11.7	$1.2	$(606.8)
Comprehensive loss
Net income (loss)		(47.5)		0.5	(47.0)
Currency translation adjustment			(7.4)		(7.4)

Total comprehensive loss					(54.4)
Dividend paid to non-controlling interest				(1.0)	(1.0)
Return of capital	(3.8)				(3.8)

Balance, June 30, 2010	$281.7	$(952.7)	$4.3	$0.7	$(666.0)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2009	$311.7	$(855.2)	$(3.7)	$0.7	$(546.5)
Comprehensive loss
Net income (loss)		(23.3)		0.4	(22.9)
Currency translation adjustment			1.6	0.2	1.8

Total comprehensive loss					(21.1)
Dividend paid to non-controlling interest				(0.7)	(0.7)
Return of capital	(24.1)				(24.1)

Balance, June 30, 2009	$287.6	$(878.5)	$(2.1)	$0.6	$(592.4)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In millions)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Operating Activities
Net loss	$(47.0)	$(22.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97.1	101.5
Amortization of favorable and unfavorable contracts	(1.1)	(1.1)
Amortization of debt discount and financing costs	5.3	3.2
Unrealized loss (gain) on interest rate swaps	6.0	(2.8)
Unrealized foreign currency transaction loss	1.9	6.8
Loss on extinguishment of debt	7.4	—
Facility exit costs	8.0	—
Stock-based compensation	4.2	2.6
Interest accretion on held-to-maturity debt securities	(4.0)	(0.4)
Deferred income taxes	5.8	(3.6)
Payment received for assumption of loyalty points program liability	2.7	0.7
Net change in assets and liabilities:
Restricted cash	(2.6)	0.9
Receivables	11.7	(1.3)
Receivables from and payables to related parties	(4.0)	3.8
Profit-sharing receivables from insurance carriers	(7.2)	24.3
Prepaid commissions	4.0	(4.1)
Other current assets	(5.7)	0.2
Contract rights and list fees	0.7	(1.0)
Other non-current assets	(7.1)	(2.6)
Accounts payable and accrued expenses	24.6	9.8
Deferred revenue	(23.3)	(16.4)
Income taxes receivable and payable	(5.2)	4.1
Other long-term liabilities	(0.8)	(3.9)
Other, net	6.2	(3.5)

Net cash provided by operating activities	77.6	94.3

Investing Activities
Capital expenditures	(20.5)	(15.6)
Restricted cash	(0.6)	—
Purchase of held-to-maturity debt securities of Affinion Group Holdings, Inc.	—	(44.8)
Acquisition-related payments, net of cash acquired	(37.5)	(2.3)
Other investing activity	(1.0)	—

Net cash used in investing activities	(59.6)	(62.7)

Financing Activities
Proceeds from new borrowings	875.0	—
Principal payments on borrowings	(650.9)	(6.6)
Proceeds from issuance of senior notes	—	136.5
Deferred financing costs	(27.0)	(3.4)
Repayments under line of credit, net	—	(57.0)
Return of capital to parent company	(3.8)	(24.1)
Distribution to non-controlling interest	(1.0)	(0.7)

Net cash provided by financing activities	192.3	44.7

Effect of changes in exchange rates on cash and cash equivalents	(4.0)	1.0

Net increase in cash and cash equivalents	206.3	77.3
Cash and cash equivalents, beginning of period	69.8	36.3

Cash and cash equivalents, end of period	$276.1	$113.6

Supplemental Disclosure of Cash Flow Information:
Interest payments	$64.7	$56.2

Income tax payments	$7.0	$2.7

Non-cash investing and financing activities:
Accrued capital expenditures	$1.3	$1.8

Property and equipment acquired under new facility operating lease	$3.5	$—

Accrued deferred financing costs	$—	$1.3

Receipt of in-kind interest on held-to-maturity debt securities	$2.9	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation — On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), a wholly-owned subsidiary of Affinion Group Holdings, Inc. (“Holdings”) and an affiliate of Apollo Global Management, LLC (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”).

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

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. INTANGIBLE ASSETS

Intangible assets consisted of:

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$845.8	$(655.1)	$190.7
Affinity relationships	589.0	(380.9)	208.1
Proprietary databases and systems	55.7	(54.6)	1.1
Trademarks and tradenames	25.5	(8.3)	17.2
Patents and technology	25.0	(15.0)	10.0
Covenants not to compete	1.1	(0.6)	0.5

	$1,542.1	$(1,114.5)	$427.6

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$809.1	$(607.4)	$201.7
Affinity relationships	603.4	(362.7)	240.7
Proprietary databases and systems	56.0	(54.3)	1.7
Trademarks and tradenames	26.1	(7.6)	18.5
Patents and technology	25.0	(13.9)	11.1
Covenants not to compete	1.2	(0.5)	0.7

	$1,520.8	$(1,046.4)	$474.4

On January 4, 2010, the Company acquired credit card registration membership contracts from a U.S.-based financial institution for approximately $37.1 million. The purchase price has been allocated to member relationships, since there were no other assets acquired or liabilities assumed.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Member relationships	$24.6	$25.2	$48.1	$50.3
Affinity relationships	12.3	13.6	24.8	27.0
Proprietary databases and systems	0.1	0.2	0.4	0.5
Trademarks and tradenames	0.5	0.5	0.9	0.9
Patents and technology	0.5	0.6	1.1	1.2
Covenants not to compete	—	—	0.1	0.1

	$38.0	$40.1	$75.4	$80.0

Based on the Company’s amortizable intangible assets as of June 30, 2010, the Company expects the related amortization expense for fiscal 2010 and the four succeeding fiscal years to be $146.4 million in 2010, $122.6 million in 2011, $97.6 million in 2012, $49.0 million in 2013 and $44.2 million in 2014.

At January 1, 2010 and June 30, 2010, the Company had gross goodwill of $333.8 million and $329.9 million, respectively, and accumulated impairment losses of $15.0 million as of both dates. The accumulated impairment losses represent the impairment of all of the goodwill assigned to the loyalty products segment. Goodwill attributed to each of the Company’s reporting segments is as follows:

	June 30, 2010	December 31, 2009
Membership products	$231.1	$231.1
Insurance and package products	58.3	58.3
International products	25.5	29.4

	$314.9	$318.8

The change in the Company’s carrying amount of goodwill in fiscal 2010 is due to changes in foreign currency exchange rates.

3. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$59.0	$(45.5)	$13.5	$61.4	$(42.6)	$18.8
List fees	25.9	(11.1)	14.8	24.5	(9.0)	15.5

	$84.9	$(56.6)	$28.3	$85.9	$(51.6)	$34.3

Amortization expense for the three and six months ended June 30, 2010 was $3.2 million and $6.5 million, respectively, of which $1.1 million and $2.1 million, respectively, is included in marketing expense and $2.1 million and $4.4 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense for the three and six months ended June 30, 2009 was $3.8 million and $7.3 million, respectively, of which $0.9 million and $1.7 million, respectively, is included in marketing expense and $2.9 million and $5.6 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Based on the Company’s contract rights and list fees as of June 30, 2010, the Company expects the related amortization expense for fiscal 2010 and the four succeeding fiscal years to be approximately $12.8 million in 2010, $10.5 million in 2011, $3.4 million in 2012, $2.9 million in 2013 and $2.0 million in 2014.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

4. LONG-TERM DEBT

Long-term debt consisted of:

	June 30, 2010	December 31, 2009
Term loan due 2016	$872.8	$—
Term loan due 2012	—	648.6
10 1/8 % senior notes due 2013, net of unamortized discount of $1.0 and $1.1, respectively, with an effective interest rate of 10.285%	303.0	302.9
10 1/8 % senior notes due 2013, net of unamortized discount of $10.2 and $11.7, respectively, with an effective interest rate of 12.8775%	139.8	138.3
11 1/2 % senior subordinated notes due 2015, net of unamortized discount of $2.8 and $3.1, respectively, with an effective interest rate of 11.75%	352.7	352.4
Capital lease obligations	1.1	1.2

Total debt	1,669.4	1,443.4
Less: current portion of long-term debt	(9.0)	(20.2)

Long-term debt	$1,660.4	$1,423.2

On April 9, 2010, the Company, as Borrower, and Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). The Affinion Credit Facility consists of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures six and a half years after the closing date of the amended and restated senior secured credit facility. However the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions (provided that Holdings’ guarantee obligations will not extend to any additional credit facilities as described above until Holdings’ existing credit facility is repaid or refinanced). The credit facility is secured to the extent legally permissible by substantially all the assets of (i) Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in the Company’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires the Company to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under the Affinion Credit Facility were utilized to repay the outstanding balance of the previously existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of approximately $7.4 million during the three months ended June 30, 2010 representing the write-off of the unamortized balance of the deferred financing costs associated with the prior credit facility.

As of June 30, 2010, there were no outstanding borrowings under the revolving credit facility and at December 31, 2009, there were no outstanding borrowings under the previously existing revolving credit facility. Borrowings during the six months ended June 30, 2010 and 2009 were $39.0 million and $136.4 million, respectively, and repayments during the six months ended June 30, 2010 and 2009 were $39.0 million and $193.4 million, respectively. As of June 30, 2010, the Company had $118.3 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $6.7 million of letters of credit.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Affinion Credit Facility, the Senior Notes, the 2009 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends to its parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid can not exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the six months ended June 30, 2010, the Company paid a cash dividend to its parent company, Holdings, of $3.8 million. During the six months ended June 30, 2009, the Company paid cash dividends and an in-kind dividend in the form of debt to Holdings, of $23.0 million and $1.1 million, respectively.

As of June 30, 2010, the Company believes it is in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures that govern the Senior Notes, the Senior Subordinated Notes and the 2009 Senior Notes.

5. INCOME TAXES

The Company is included as a member of Holdings’ consolidated federal income tax return and as a member of certain of Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of June 30, 2010 and 2009, the Company has recorded a full valuation allowance for its U.S. federal deferred tax assets. As of June 30, 2010 and 2009, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rate for the three and six months ended June 30, 2010 were (14.2)% and (18.9)% respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2009 were (57.4)% and (17.9)% respectively. The difference in the effective tax rates for the three months ended June 30, 2010 and 2009 is a result of the increase in loss before income taxes and non-controlling interest from $1.8 million for the three months ended June 30, 2009 to $30.3 million for the three months ended June 30, 2010 and an increase in the income tax provision for the three month period from $1.0 million for the three months ended June 30, 2009 to $4.2 million for the three months ended June 30, 2010. The difference in the effective tax rates for the six months ended June 30, 2010 and 2009 are a result of the increase in loss before income taxes and non-controlling interest from $19.4 million for the six months ended June 30, 2009 to $39.6 million for the six months ended June 30, 2010 and an increase in the income tax provision for the six month period from $3.5 million for the three months ended June 30, 2009 to $7.4 million for the three months ended June 30, 2010. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.1 million and $0.2 million of interest related to uncertain tax positions arising in the three and six months, respectively, ended June 30, 2010. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the three and six months ended June 30, 2010 decreased by $0.1 million and $0.3 million, respectively, as a result of tax positions taken during the current period.

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

6. COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company is involved in claims, legal proceedings and governmental inquiries related to contract disputes, business practices, trademark and copyright infringement claims, employment matters and other commercial matters. The Company is also party to a lawsuit which was brought against it and its affiliate and which purports to be a class action in nature and alleges that the Company violated certain federal or state consumer protection statutes (as described below). The Company intends to vigorously defend itself against this lawsuit.

On November 12, 2002, a class action complaint (the “November 2002 Class Action”) was filed against Sears, Roebuck & Co., Sears National Bank, Cendant Membership Services, Inc., and Allstate Insurance Company in the Circuit Court of Alabama for Greene County alleging, among other things, breach of contract, unjust enrichment, breach of duty of good faith and fair dealing and violations of the Illinois consumer fraud and deceptive practices act. The case was removed to the U.S. District Court for the Northern District of Alabama but was remanded to the Circuit Court of Alabama for Greene County. The Company filed a motion to compel arbitration, which was granted by the court on January 31, 2008. In granting the Company’s motion, the court further ordered that any arbitration with respect to this matter take place on an individual (and not class) basis. On February 28, 2008, plaintiffs filed a motion for reconsideration of the court’s order. On April 9, 2010, the court denied plaintiffs’ motion for reconsideration. The time for plaintiffs to file an appeal has expired and, to date, no arbitration claim has been filed by plaintiffs.

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant, a wholly-owned subsidiary, in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, California Consumers Legal Remedies Act, and California False Advertising Law. The responsive pleading for defendants was filed on July 23, 2010.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of June 30, 2010, the Company provided guarantees for surety bonds totaling approximately $11.3 million and issued letters of credit totaling $6.8 million.

Other Commitments

In December 2009, the Company entered into an operating lease for a new 140,000 square foot headquarters facility. The lease term for the new headquarters facility extends to 2024. The Company commenced occupancy of the new facility in April 2010. As a result of vacating the prior headquarters facility, the Company recognized a charge during the three and six months ended June 30, 2010 of $8.0 million, comprised principally of future lease costs and related expenses for the prior headquarters facility.

7. STOCK-BASED COMPENSATION

In connection with the closing of the Apollo Transactions on October 17, 2005, Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the Board of Directors (the “Board”) of Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Holdings’ common stock to directors and employees of, and consultants to, Holdings and its subsidiaries. Options granted under the 2005 Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 4.9 million shares of Holdings’ common stock under the 2005 Plan over a ten year period. As discussed below, no additional grants may be made under Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below.

In November 2007, Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Holdings’ common stock under the 2007 Plan over a ten year period. As of June 30, 2010, there were 7.4 million shares available under the 2007 Plan for future grants.

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

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Stock Options

During the three and six months ended June 30, 2010 and 2009, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the six months ended June 30, 2010, 0.1 million stock options were granted to employees from the 2007 Plan. There were no stock options granted to employees from the 2007 Plan during the three months ended June 30, 2010. The options granted during the six months ended June 30, 2010 were granted with an exercise price of $12.63, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. During the six months ended June 30, 2009, 0.7 million stock options were granted to employees from the 2007 Plan with an exercise price of $15.25, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. There were no stock options granted to employees from the 2007 Plan during the three months ended June 30, 2009. The stock options granted to employees from the 2007 Plan had the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three and six months ended June 30, 2010, there were no stock options granted to members of the Board of Directors from the 2007 Plan. During the three and six months ended June 30, 2009, 0.1 million stock options were granted to members of the Board of Directors from the 2007 Plan with an exercise price of $15.25, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. These options fully vest on the date of grant and have an option term of 10 years.

The fair value of each option award from the 2007 Plan during the three and six months ended June 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2010	2009
Expected volatility	66.5%	66%
Expected life (in years)	6.25	6.25
Risk-free interest rate	2.79%	2.24%
Dividend yield	—%	—%

A summary of option activity for the six months ended June 30, 2010 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2010	1,808	900	900	426	1,621
Granted	—	—	—	—	100
Exercised	—	—	—	—	—
Forfeited or expired	(71)	(86)	(86)	—	(106)

Outstanding options at June 30, 2010	1,737	814	814	426	1,615

Vested or expected to vest at June 30, 2010	1,737	814	814	426	1,615

Exercisable options at June 30, 2010	1,378	—	—	426	520

Weighted average remaining contractual term (in years)	5.5	5.5	5.5	7.0	8.3
Weighted average grant date fair value per option granted in 2010	$—	$—	$—	$—	$7.94
Weighted average exercise price of exercisable options at June 30, 2010	$1.57	$—	$—	$6.08	$13.77
Weighted average exercise price of outstanding options at June 30, 2010	$1.60	$1.60	$1.60	$6.08	$14.23

Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2010 totaled $0.9 million and $2.0 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2009 totaled $1.9 million and $2.6 million, respectively. As of June 30, 2010, there was $10.3 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.4 years.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Restricted Stock

In January 2007, the Board granted 21,000 shares of restricted stock of Holdings with a purchase price of $0.01 per share to the Company’s former Chief Financial Officer. This award would have vested 100% upon the earlier of three years of service or a change in control of Holdings. The fair value of the award was estimated to be $0.2 million, based upon the estimated fair value per share of common stock of Holdings, and was being amortized on a straight-line basis to general and administrative expense over the service period. In January 2009, this grant was forfeited.

In May 2007, the Board granted 42,000 shares of restricted stock of Holdings with a purchase price of $0.01 per share to Affinion International’s Chief Financial Officer. This award vests 100% upon the earlier of three years of service or a change in control of Holdings. The fair value of the award is estimated to be $0.4 million, based upon the estimated fair value per share of common stock of Holdings, and is being amortized on a straight-line basis to general and administrative expense over the service period.

A summary of restricted stock activity for the six months ended June 30, 2010 is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2010	42	$9.52
Granted	—
Vested	(42)	$9.52
Forfeited	—

Outstanding restricted unvested awards at June 30, 2010	—

Weighted average remaining contractual term (in years)	—

Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and six months ended June 30, 2010 was less than $0.1 million and $0.1 million, respectively. Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and six months ended June 30, 2009 was expense of less than $0.1 million and a benefit of $0.1 million, respectively.

Restricted Stock Units

On January 13, 2010, the Board’s Compensation Committee approved the Amended and Restated 2010 Retention Award Program (the “RAP”), which provides for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan and granted approximately 942,000 RSUs to key employees. The RSUs awarded under the RAP have an aggregate cash election dollar value of approximately $9.9 million and are subject to time-based vesting conditions that run through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the aggregate cash election dollar value of RSUs that will be awarded to such participant (the “Dollar Award Value”) multiplied by 1.2, divided by (ii) $12.63 (i.e. the value per share of Holdings’ common stock as of December 31, 2009). Upon vesting of the RSUs, participants may settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the four vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

A summary of restricted stock unit activity for the six months ended June 30, 2010 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2010	—
Granted	942	$12.63
Vested	—
Forfeited	(65)

Outstanding restricted unvested awards at June 30, 2010	877	$12.63

Weighted average remaining contractual term (in years)	1.0

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and six months ended June 30, 2010 was $0.9 million and $2.0 million, respectively. As of June 30, 2010, there was $8.9 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.9 years.

8. RELATED PARTY TRANSACTIONS

Post-Closing Relationships with Cendant

Cendant has agreed to indemnify the Company, Holdings and the Company’s affiliates (collectively the “indemnified parties”) for breaches of representations, warranties and covenants made by Cendant, as well as for other specified matters, certain of which are described below. Holdings and the Company have agreed to indemnify Cendant for breaches of representations, warranties and covenants made in the purchase agreement, as well as for certain other specified matters. Generally, all parties’ indemnification obligations with respect to breaches of representations and warranties (except with respect to the matters described below) (i) are subject to a $0.1 million occurrence threshold, (ii) are not effective until the aggregate amount of losses suffered by the indemnified party exceeds $15.0 million (and then only for the amount of losses exceeding $15.0 million) and (iii) are limited to $275.1 million of recovery. Generally, subject to certain exceptions of greater duration, the parties’ indemnification obligations with respect to representations and warranties survived until April 15, 2007 with indemnification obligations related to covenants surviving until the applicable covenant has been fully performed.

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

Cendant, Holdings and the Company have agreed that losses up to $15.0 million incurred with respect to these matters will be borne solely by the Company and losses in excess of $15.0 million will be shared by the parties in accordance with agreed upon allocations. The Company has the right at all times to control litigation related to shared losses and Cendant has consultation rights with respect to such litigation.

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

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The revenue earned for such services was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2010, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2009, respectively, and is included in net

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

revenues in the accompanying unaudited condensed consolidated statements of operations. The Company incurred expenses of $0.2 million and $0.5 million for the three and six months ended June 30, 2010, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

New marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $0.5 million and $1.0 million for the three and six months ended June 30, 2010, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2009, respectively, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations. In accordance with the terms of the marketing agreements, certain of the Cendant subsidiaries have provided notice to the Company of their intent to terminate certain of the marketing agreements as of December 31, 2010.

Under the loyalty and rewards program administration agreements, the Company continued to administer loyalty programs for certain Cendant subsidiaries. The agreements provided for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The initial loyalty and reward program agreements expired on December 31, 2009. A termination notice has been received related to one of the programs and administration of that program will cease during 2010. The contract to administer the other program was renewed for a three year term. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $1.8 million and $3.5 million for the three and six months ended June 30, 2010, respectively, and $2.0 million and $4.0 million for the three and six months ended June 30, 2009, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.3 million and $0.6 million for the three and six months ended June 30, 2010, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2009, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amounts expensed related to this consulting agreement were $0.5 million for the three months ended June 30, 2010 and 2009 and $1.0 million for the six months ended June 30, 2010 and 2009 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.3 million and $0.6 million for the three and six months ended June 30, 2010, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively, and are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.

On June 11, 2009, the Company utilized cash on hand and available funds under its revolving credit facility to purchase $64.0 million face amount of Holdings’ outstanding debt from an affiliate of Apollo for $44.8 million. As a result of Holdings’ election to pay interest by adding such interest to the principal amount of the debt for the interest periods ended September 1, 2009 and February 26, 2010, the Company increased the carrying amount of the debt securities by $4.2 million, including $2.9 million during the six months ended June 30, 2010. There was no increase in the carrying amount of the debt as a result of Holdings’ election during the three months ended June 30, 2010. These debt securities, along with an additional $5.0 million of debt securities purchased from a third-party for $4.4 million in November, 2009, are classified as held-to-maturity debt securities and are included in other non-current assets on the June 30, 2010 and December 31, 2009 balance sheets at their aggregate amortized cost of $61.7 million and $54.9 million, respectively. The borrowing under the revolving credit facility was paid down prior to June 30, 2009.

9. FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

Interest Rate Swaps

The Company entered into an interest rate swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap is $50.0 million through December 31, 2010, the swap termination date.

In January 2008, the Company entered into an interest rate swap effective February 21, 2008. This swap converts a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap is $598.6 million through February 22, 2011, the swap termination date.

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

All three interest rate swaps are recorded at fair value. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2010, the Company recorded interest expense, representing realized and unrealized gains and losses, of $6.0 million and $14.3 million, respectively, related to the interest rate swaps. For the three and six months ended June 30, 2009, the Company recorded an interest expense benefit of $3.8 million and interest expense of $2.8 million, respectively, related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2010 (dollars are in millions unless otherwise indicated):

	2010	2011	2012	2013	2014	2015 and Thereafter	Total	Fair Value At June 30, 2010
Fixed rate debt	$0.2	$0.3	$0.3	$454.2	$0.1	$355.5	$810.6	$837.7
Average interest rate	11.41%	11.41%	11.41%	11.41%	11.75%	11.75%
Variable rate debt	$8.8	$8.8	$8.8	$8.8	$8.8	$828.8	$872.8	$829.2
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed-interest rate swaps(b)								$25.1
Average pay rate	3.02%	2.56%	2.99%
Average receive rate	0.55%	0.79%	1.51%

(a)	Average interest rate is based on rates in effect at June 30, 2010.
(b)	The fair value of the interest rate swaps is included in accounts payable and accrued expenses ($11.2 million) and other long-term liabilities ($13.9 million) at June 30, 2010. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2010, approximately $76.7 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at June 30, 2010 and December 31, 2009 due to the short-term maturities of these assets and liabilities.

b.	Investments—At June 30, 2010 and December 31, 2009, the carrying amounts of equity investments, which are included in other current assets on the consolidated balance sheets, approximate fair value, which is based on quoted market prices or other available market information. At June 30, 2010 and December 31, 2009, the investment in held-to-maturity debt instruments of Holdings are included in other non-current assets on the consolidated balance sheets at their amortized cost of $61.7 million. The fair value of the investment in held-to-maturity debt instruments is $68.3 million based on third quarter indicative valuations.

c.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at June 30, 2010 and December 31, 2009 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

d.	Interest Rate Swaps—At June 30, 2010 and December 31, 2009, the Company’s estimated fair value of its interest rate swaps is based upon available market information. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions. The counterparty to the swaps entered into in 2005 and 2008 had a long-term rating of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings as of July 14, 2010. The counterparty to the swap entered into in 2009 had a long-term rating of Aa3 by Moody’s and A+ by Standard & Poor’s and Fitch Ratings as of July 14, 2010. The Company does not expect any losses from non-performance by these counterparties.

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

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The fair values of certain financial instruments as of June 30, 2010 are shown in the table below:

	Fair Value Measurements at June 30, 2010
	Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in accounts payable and accrued expenses)	(11.2)	—	(11.2)	—
Interest rate swaps (included in other long-term liabilities)	(13.9)	—	(13.9)	—

The fair values of certain financial instruments as of December 31, 2009 are shown in the table below:

	Fair Value Measurements at December 31, 2009
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in other long-term liabilities)	(19.1)	—	(19.1)	—

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

Net Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Affinion North America
Membership products	$172.9	$172.1	$345.8	$349.7
Insurance and package products	89.1	84.0	176.9	167.6
Loyalty products	21.7	17.3	40.9	34.6
Eliminations	(0.8)	(1.0)	(1.7)	(2.0)

Total North America	282.9	272.4	561.9	549.9
Affinion International
International products	57.6	61.1	121.8	117.6

	$340.5	$333.5	$683.7	$667.5

Segment EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Affinion North America
Membership products	$30.3	$30.1	$69.9	$66.4
Insurance and package products	26.4	26.0	53.8	55.5
Loyalty products	6.6	6.2	12.1	11.3

Total North America	63.3	62.3	135.8	133.2
Affinion International
International products	5.6	10.1	13.3	16.2

Total products	68.9	72.4	149.1	149.4
Corporate	(5.0)	(1.6)	(10.0)	(3.1)

	$63.9	$70.8	$139.1	$146.3

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Segment EBITDA	$63.9	$70.8	$139.1	$146.3
Depreciation and amortization	(48.6)	(51.2)	(97.1)	(101.5)

Income from operations	$15.3	$19.6	$42.0	$44.8

11. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, and the related condensed consolidating statements of operations for the three and six month periods ended June 30, 2010 and 2009 and the related condensed consolidating statements of cash flows for the six month periods ended June 30, 2010 and 2009 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2010

(In millions)

	Affinion Group, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$256.9	$3.9	$15.3	$—	$276.1
Restricted cash	—	25.0	12.1	—	37.1
Receivables, net	1.0	55.7	37.8	—	94.5
Receivables from related parties	0.4	5.5	2.4	—	8.3
Profit-sharing receivables from insurance carriers	—	76.8	1.9	—	78.7
Prepaid commissions	—	53.0	7.1	—	60.1
Income taxes receivable	—	1.6	3.6	—	5.2
Intercompany loans receivables	12.7	—	—	(12.7)	—
Other current assets	8.3	22.8	25.1	—	56.2

Total current assets	279.3	244.3	105.3	(12.7)	616.2
Property and equipment, net	9.6	75.9	19.5	—	105.0
Contract rights and list fees, net	—	17.1	11.2	—	28.3
Goodwill	—	289.4	25.5	—	314.9
Other intangibles, net	—	373.7	53.9	—	427.6
Receivables from related parties	—	3.8	—	—	3.8
Investment in subsidiaries	1,630.0	—	—	(1,630.0)	—
Intercompany loan receivables	29.9	—	—	(29.9)	—
Intercompany receivables	—	858.3	—	(858.3)	—
Other non-current assets	46.9	31.7	70.3	—	148.9

Total assets	$1,995.7	$1,894.2	$285.7	$(2,530.9)	$1,644.7

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$8.7	$0.3	$—	$—	$9.0
Accounts payable and accrued expenses	80.4	141.9	86.5	—	308.8
Payables to related parties	13.8	0.9	2.9	—	17.6
Deferred revenue	1.3	148.9	28.4	—	178.6
Income taxes payable	0.8	—	3.7	—	4.5
Intercompany loans payable	—	—	12.7	(12.7)	—

Total current liabilities	105.0	292.0	134.2	(12.7)	518.5
Long-term debt	1,659.6	0.8	—	—	1,660.4
Deferred income taxes	—	27.1	10.5	—	37.6
Deferred revenue	—	16.0	9.1	—	25.1
Intercompany loan payable	—	—	29.9	(29.9)	—
Intercompany payables	857.1	—	1.2	(858.3)	—
Other long-term liabilities	40.7	14.6	13.8	—	69.1

Total liabilities	2,662.4	350.5	198.7	(900.9)	2,310.7

Affinion Group, Inc. deficit	(666.7)	1,543.7	86.3	(1,630.0)	(666.7)
Non-controlling interest in subsidiary	—	—	0.7	—	0.7

Total deficit	(666.7)	1,543.7	87.0	(1,630.0)	(666.0)

Total liabilities and deficit	$1,995.7	$1,894.2	$285.7	$(2,530.9)	$1,644.7

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(In millions)

	Affinion Group, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.9	$13.6	$52.3	$—	$69.8
Restricted cash	—	22.1	12.9	—	35.0
Receivables, net	1.1	67.2	43.9	—	112.2
Receivables from related parties	—	8.6	2.3	—	10.9
Profit-sharing receivables from insurance carriers	—	68.6	3.2	—	71.8
Prepaid commissions	—	57.4	7.3	—	64.7
Income taxes receivable	—	1.6	0.6	—	2.2
Intercompany loans receivable	32.5	—	—	(32.5)	—
Other current assets	7.2	25.2	20.7	—	53.1

Total current assets	44.7	264.3	143.2	(32.5)	419.7
Property and equipment, net	1.0	77.0	20.9	—	98.9
Contract rights and list fees, net	—	18.2	16.1	—	34.3
Goodwill	—	289.4	29.4	—	318.8
Other intangibles, net	—	405.6	68.8	—	474.4
Receivables from related parties	—	3.5	—	—	3.5
Investment in subsidiaries	1,578.2	—	—	(1,578.2)	—
Intercompany loan receivable	34.3	—	—	(34.3)	—
Intercompany receivables	—	747.1	—	(747.1)	—
Other non-current assets	28.8	26.8	64.2	—	119.8

Total assets	$1,687.0	$1,831.9	$342.6	$(2,392.1)	$1,469.4

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$19.9	$0.3	$—	$—	$20.2
Accounts payable and accrued expenses	65.0	123.5	92.9	—	281.4
Payables to related parties	9.6	1.3	3.8	—	14.7
Intercompany loans payable	—	—	32.5	(32.5)	—
Deferred revenue	1.8	165.5	31.8	—	199.1
Income taxes payable	0.9	0.1	5.6	—	6.6

Total current liabilities	97.2	290.7	166.6	(32.5)	522.0
Long-term debt	1,422.3	0.9	—	—	1,423.2
Deferred income taxes	—	23.0	11.6	—	34.6
Deferred revenue	—	19.1	11.4	—	30.5
Intercompany loan payable	—	—	34.3	(34.3)	—
Intercompany payables	745.9	—	1.2	(747.1)	—
Other long-term liabilities	29.6	16.8	19.5	—	65.9

Total liabilities	2,295.0	350.5	244.6	(813.9)	2,076.2

Affinion Group, Inc. deficit	(608.0)	1,481.4	96.8	(1,578.2)	(608.0)
Non-controlling interest in subsidiary	—	—	1.2	—	1.2

Total deficit	(608.0)	1,481.4	98.0	(1,578.2)	(606.8)

Total liabilities and deficit	$1,687.0	$1,831.9	$342.6	$(2,392.1)	$1,469.4

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$282.9	$57.6	$—	$340.5

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	121.3	19.8	—	141.1
Operating costs	—	62.7	26.6	—	89.3
General and administrative	9.9	21.1	7.2	—	38.2
Facility exit costs	—	8.0	—	—	8.0
Depreciation and amortization	—	41.2	7.4	—	48.6

Total expenses	9.9	254.3	61.0	—	325.2

Income (loss) from operations	(9.9)	28.6	(3.4)	—	15.3
Interest (expense) income, net	(41.2)	0.2	2.9	—	(38.1)
Interest (expense) income — intercompany	0.2	—	(0.2)	—	—
Loss on extinguishment of debt	(7.4)	—	—	—	(7.4)
Other expense, net	—	—	(0.1)	—	(0.1)

Income (loss) before income taxes and non-controlling interest	(58.3)	28.8	(0.8)	—	(30.3)
Income tax (expense) benefit	(0.7)	(2.5)	(1.0)	—	(4.2)

	(59.0)	26.3	(1.8)	—	(34.5)
Equity in income of subsidiaries	24.3	—	—	(24.3)	—

Net loss	(34.7)	26.3	(1.8)	(24.3)	(34.5)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Net loss attributable to Affinion Group, Inc.	$(34.7)	$26.3	$(2.0)	$(24.3)	$(34.7)

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$561.9	$121.8	$—	$683.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	239.4	40.4	—	279.8
Operating costs	—	127.2	56.0	—	183.2
General and administrative	19.0	39.2	15.4	—	73.6
Facility exit costs	—	8.0	—	—	8.0
Depreciation and amortization	—	82.1	15.0	—	97.1

Total expenses	19.0	495.9	126.8	—	641.7

Income (loss) from operations	(19.0)	66.0	(5.0)	—	42.0
Interest (expense) income, net	(78.3)	0.4	5.6	—	(72.3)
Interest (expense) income — intercompany	0.5	—	(0.5)	—	—
Loss on extinguishment of debt	(7.4)	—	—	—	(7.4)
Other expense, net	—	—	(1.9)	—	(1.9)

Income (loss) before income taxes and non-controlling interest	(104.2)	66.4	(1.8)	—	(39.6)
Income tax (expense) benefit	(1.1)	(4.1)	(2.2)	—	(7.4)

	(105.3)	62.3	(4.0)	—	(47.0)
Equity in income of subsidiaries	57.8	—	—	(57.8)	—

Net loss	(47.5)	62.3	(4.0)	(57.8)	(47.0)
Less: net income attributable to non-controlling interest	—	—	(0.5)	—	(0.5)

Net loss attributable to Affinion Group, Inc.	$(47.5)	$62.3	$(4.5)	$(57.8)	$(47.5)

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$272.5	$61.0	$—	$333.5

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	129.7	22.4	—	152.1
Operating costs	—	60.1	25.8	—	85.9
General and administrative	1.1	19.7	3.9	—	24.7
Depreciation and amortization	—	43.7	7.5	—	51.2

Total expenses	1.1	253.2	59.6	—	313.9

Income (loss) from operations	(1.1)	19.3	1.4	—	19.6
Interest expense, net	(22.9)	0.1	(0.1)	—	(22.9)
Other income, net	—	0.1	1.4	—	1.5

Income (loss) before income taxes and non-controlling interest	(24.0)	19.5	2.7	—	(1.8)
Income tax (expense) benefit	0.1	0.3	(1.4)	—	(1.0)

	(23.9)	19.8	1.3	—	(2.8)
Equity in income of subsidiaries	20.9	—	—	(20.9)	—

Net loss	(3.0)	19.8	1.3	(20.9)	(2.8)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Net loss attributable to Affinion Group, Inc.	$(3.0)	$19.8	$1.1	$(20.9)	$(3.0)

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$550.0	$117.5	$—	$667.5

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	250.7	41.2	—	291.9
Operating costs	—	122.0	51.0	—	173.0
General and administrative	6.5	38.2	11.6	—	56.3
Depreciation and amortization	—	87.0	14.5	—	101.5

Total expenses	6.5	497.9	118.3	—	622.7

Income (loss) from operations	(6.5)	52.1	(0.8)	—	44.8
Interest expense, net	(56.3)	(0.5)	(0.7)	—	(57.5)
Other expense, net	—	0.1	(6.8)	—	(6.7)

Income (loss) before income taxes and non-controlling interest	(62.8)	51.7	(8.3)	—	(19.4)
Income tax (expense) benefit	(0.7)	(3.0)	0.2	—	(3.5)

	(63.5)	48.7	(8.1)	—	(22.9)
Equity in income of subsidiaries	40.2	—	—	(40.2)	—

Net loss	(23.3)	48.7	(8.1)	(40.2)	(22.9)
Less: net income attributable to non-controlling interest	—	—	(0.4)	—	(0.4)

Net loss attributable to Affinion Group, Inc.	$(23.3)	$48.7	$(8.5)	$(40.2)	$(23.3)

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(In millions)

	Affinion Group, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(47.5)	$62.3	$(4.0)	$(57.8)	$(47.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.4	81.8	14.9	—	97.1
Amortization of favorable and unfavorable contracts	—	(1.1)	—	—	(1.1)
Amortization of debt discount and financing costs	5.3	—	—	—	5.3
Unrealized loss on interest rate swaps	6.0	—	—	—	6.0
Unrealized foreign currency transaction loss	—	—	1.9	—	1.9
Loss on extinguishment of debt	7.4	—	—	—	7.4
Facility exit costs	—	8.0	—	—	8.0
Stock-based compensation	4.2	—	—	—	4.2
Equity in income (loss) of subsidiaries	(57.8)	—	—	57.8	—
Interest accretion on held-to-maturity debt securities	—	—	(4.0)	—	(4.0)
Deferred income taxes	0.4	3.9	1.5	—	5.8
Payment received for assumption of loyalty points program	—	2.7	—	—	2.7
Net change in assets and liabilities:				—
Restricted cash	—	(2.9)	0.3	—	(2.6)
Receivables	—	10.8	0.9	—	11.7
Receivables from and payables to related parties	(0.4)	0.4	(4.0)	—	(4.0)
Profit-sharing receivables from insurance carriers	—	(8.2)	1.0	—	(7.2)
Prepaid commissions	—	4.3	(0.3)	—	4.0
Other current assets	(1.2)	2.4	(6.9)	—	(5.7)
Contract rights and list fees	—	0.7	—	—	0.7
Other non-current assets	(2.4)	(4.7)	—	—	(7.1)
Accounts payable and accrued expenses	3.7	18.6	2.3	—	24.6
Deferred revenue	(0.5)	(19.6)	(3.2)	—	(23.3)
Income taxes receivable and payable	(0.2)	(0.1)	(4.9)	—	(5.2)
Other long-term liabilities	4.9	(1.1)	(4.6)	—	(0.8)
Other, net	4.4	—	1.8	—	6.2

Net cash provided by operating activities	(73.3)	158.2	(7.3)	—	77.6

Investing Activities				—
Capital expenditures	(4.8)	(11.1)	(4.6)	—	(20.5)
Restricted cash	—	—	(0.6)	—	(0.6)
Acquisition-related payment, net of cash acquired	—	(37.5)	—	—	(37.5)
Other investing activity	—	—	(1 0)	—	(1.0)

Net cash used in investing activities	(4.8)	(48.6)	(6.2)	—	(59.6)

Financing Activities				—
Proceeds from borrowings	875.0	—	—	—	875.0
Principal payments on borrowings	(650.8)	(0.1)	—	—	(650.9)
Deferred financing costs	(27.0)	—	—	—	(27.0)
Return of capital to parent company	(3.8)	—	—	—	(3.8)
Intercompany loan	20.0	—	(20.0)	—	—
Intercompany receivables and payables	118.7	(119.2)	0.5	—	—
Capital contribution	(1.0)	—	1.0	—	—
Distribution to non-controlling interest	—	—	(1.0)	—	(1.0)

Net cash provided by financing activities	331.1	(119.3)	(19.5)	—	192.3

Effect of changes in exchange rates on cash and cash equivalents	—	—	(4.0)	—	(4.0)

Net increase in cash and cash equivalents	253.0	(9.7)	(37.0)	—	206.3
Cash and cash equivalents, beginning of period	3.9	13.6	52.3	—	69.8

Cash and cash equivalents, end of period	$256.9	$3.9	$15.3	$—	$276.1

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(23.3)	$48.7	$(8.1)	$(40.2)	$(22.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.1	86.9	14.5	—	101.5
Amortization of favorable and unfavorable contracts	—	(1.1)	—	—	(1.1)
Amortization of debt discount and financing costs	3.2	—	—	—	3.2
Unrealized gain on interest rate swaps	(2.8)	—	—	—	(2.8)
Unrealized foreign currency transaction loss	—	—	6.8	—	6.8
Stock-based compensation	2.6	—	—	—	2.6
Interest accretion on held-to-maturity debt securities	—	—	(0.4)	—	(0.4)
Equity in (income) loss of subsidiaries	(40.2)	—	—	40.2	—
Deferred income taxes	0.1	2.8	(6.5)	—	(3.6)
Payment received for assumption of loyalty points program liability	—	0.7	—	—	0.7
Net change in assets and liabilities:				—
Restricted cash	—	1.1	(0.2)	—	0.9
Receivables	0.2	8.3	(9.8)	—	(1.3)
Receivables from and payables to related parties	—	4.1	(0.3)	—	3.8
Profit-sharing receivables from insurance carriers	—	25.1	(0.8)	—	24.3
Prepaid commissions	—	(4.8)	0.7	—	(4.1)
Other current assets	(1.1)	4.7	(3.4)	—	0.2
Contract rights and list fees	—	(1.0)	—	—	(1.0)
Other non-current assets	(0.1)	(2.9)	0.4	—	(2.6)
Accounts payable and accrued expenses	(10.6)	1.9	18.5	—	9.8
Deferred revenue	—	(15.4)	(1.0)	—	(16.4)
Income taxes receivable and payable	(0.6)	0.1	4.6	—	4.1
Other long-term liabilities	0.1	(1.0)	(3.0)	—	(3.9)
Other, net	0.1	—	(3.6)	—	(3.5)

Net cash provided by (used in) operating activities	(72.3)	158.2	8.4	—	94.3

Investing Activities				—
Capital expenditures	(0.9)	(12.0)	(2.7)	—	(15.6)
Restricted cash	—	0.1	(0.1)	—	—
Purchase of held-to-maturity debt securities	—	—	(44.8)	—	(44.8)
Acquisition-related payments, net of cash acquired	—	(2.3)	—	—	(2.3)

Net cash used in investing activities	(0.9)	(14.2)	(47.6)	—	(62.7)

Financing Activities				—
Proceeds from borrowings	136.5	—	—	—	136.5
Deferred financing costs	(3.4)	—	—	—	(3.4)
Repayments under line of credit, net	(57.0)	—	—	—	(57.0)
Principal payments on borrowings	(6.4)	(0.2)	—	—	(6.6)
Dividends paid to parent company	(24.1)	—	—	—	(24.1)
Intercompany loan	19.1	—	(19.1)	—	—
Intercompany receivables and payables	83.2	(88.0)	4.8	—	—
Intercompany dividend	0.4	(0.4)	—	—	—
Capital contribution	(44.8)	—	44.8	—	—
Distribution to non-controlling interest	—	—	(0.7)	—	(0.7)

Net cash provided by (used in) financing activities	103.5	(88.6)	29.8	—	44.7

Effect of changes in exchange rates on cash and cash equivalents	—	—	1.0	—	1.0

Net increase (decrease) in cash and cash equivalents	30.3	55.4	(8.4)	—	77.3
Cash and cash equivalents, beginning of period	—	2.9	33.4	—	36.3

Cash and cash equivalents, end of period	$30.3	$58.3	$25.0	$—	$113.6

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

12. SUBSEQUENT EVENT

On July 1, 2010, the Company and its wholly-owned subsidiary, Affinion Loyalty Acquisition, LLC, completed the acquisition (the “Acquisition”) of Loyalty Travel Agency, L.L.C. (“LTA”) and Connexions Loyalty Travel Solutions, L.L.C. (collectively with its wholly-owned subsidiary, International Travel Fulfillment LLC, a Delaware limited liability company, “CLTS”) pursuant to the membership interests purchase agreement (the “Purchase Agreement”), dated as of May 19, 2010, with Travel Leaders Group, L.L.C., (“TLG”), Tag Investment Holdings, L.L.C., (“TAG LLC”), One Equity Partners III, L.P., (“OEP III”), OEP III Co-Investors, L.P., (“OEP III Co-Investors”), OEP II Partners Co-Invest, L.P., (“OEP II” and collectively with OEP III and OEP III Co-Investors, the “OEP Group”) (TLG, TAG LLC and the OEP Group, collectively, the “Sellers”), and OEP III, as Sellers’ representative acting on behalf of Sellers. The aggregate purchase price for the Acquisition was $135.0 million, subject to certain adjustments, and the Company incurred transaction costs through June 30, 2010 of $1.3 million. The Company financed the Acquisition and related costs with available cash on hand.

LTA and CLTS are engaged in the business of providing loyalty rewards travel solutions in North America. Through the acquisition of LTA and CLTS and their innovative travel platform, the Company expects to advance its loyalty and travel product offerings with additional functionality and enhance its established relationships with leading companies that employ points and travel as rewards for customer loyalty. The Company’s enhanced travel offering will benefit its partners through fully customized feature sets offering a vast array of configurations. Additionally, the integrated technology platform will extend the Company’s ability to incorporate emerging marketplace trends within its travel offering, as well as provide dynamic promotion to increase travel value to clients.

As the Acquisition closed on July 1, 2010, the Company has only recently commenced valuing the assets acquired and liabilities assumed and completing the purchase price allocation. As a result, the Company is unable to present pro forma revenue and net income of the Company as if LTA and CLTS had been acquired as of the beginning of the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report is prepared by Affinion Group, Inc. Unless otherwise indicated or the context otherwise requires, in this Report all references to “Affinion,” the “Company,” “we,” “our” and “us” refer to Affinion Group, Inc. and its subsidiaries on a consolidated basis; and all references to “Holdings” refer to Affinion Group Holdings, Inc., the parent company of Affinion Group, Inc.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2010 and 2009. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2010 and 2009 and our financial condition as of June 30, 2010, as well as a discussion of our liquidity and capital resources.

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

As of June 30, 2010, we had approximately 44.9 million customers enrolled in our membership, insurance and package programs worldwide and approximately 105 million customers who received credit or debit card enhancement services or loyalty points-based management services.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of June 30, 2010, managed approximately 508 billion points with an estimated redemption value of approximately $5.0 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of the membership term. This allows us to recognize revenue ratably over the annual membership term. In 2009 and the six months ended June 30, 2010, approximately 79% and 95%, respectively, of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

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

Results of Operations

Supplemental Data

The following table provides data for selected business segments (member and insured amounts in thousands except per average member amounts and percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Global Membership Products:
Retail
Average Members(1)(2)	7,055	7,886	7,233	7,974
Annualized Net Revenue Per Average Member(3)	$91.25	$80.80	$88.99	$79.20
Average Retail Members including wholesale formerly retail and other(2)(4)	9,005	9,874	9,175	9,969
Affinion North America:
Membership Products—
Retail
Average Members(1)	6,572	7,285	6,732	7,373
% Monthly Members	62.0%	51.2%	61.1%	49.1%
% Annual Members.	38.0%	48.8%	38.9%	50.9%
Annualized Net Revenue Per Average Member(3)	$91.04	$80.01	$88.51	$78.92
Wholesale
Average Members(1)	5,817	5,777	5,800	5,523
Portion for service formerly retail and other(4)	1,844	1,988	1,845	1,995
Average Retail Members including wholesale formerly retail and other(4)	8,416	9,273	8,577	9,368
Insurance and Package Products—
Insurance
Average Basic Insured(1)	22,598	23,532	22,816	23,316
Average Supplemental Insured	4,419	4,569	4,445	4,585
Annualized Net Revenue Per Supplemental Insured(3)	$62.05	$54.31	$60.40	$53.95
Package
Average Members(1)	7,981	6,148	7,796	5,973
Annualized Net Revenue Per Average Member(3)	$7.94	$11.68	$8.27	$12.03
Affinion International:
International Products—
Package
Average Members(1)	16,401	15,959	16,623	16,097
Annualized Net Revenue Per Average Package Member(3)	$6.75	$7.39	$7.20	$7.19
Other Retail Membership
Average Members(1)	1,280	1,476	1,280	1,529
Annualized Net Revenue Per Average Member(3)	$37.37	$34.60	$38.46	$32.35
New Retail Membership
Average Members(1)	483	601	501	601
Annualized Net Revenue Per Average Member(3)	$94.13	$90.33	$95.37	$82.55
Fee for service formerly retail(4)	106	—	97	—
New retail including formerly retail(4)	589	601	598	601

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A member’s or insured’s, as applicable, account is added or removed in the period in which the member or insured, as applicable, has joined or cancelled.
(2)	Includes International Operations New Retail Average Members.
(3)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.
(4)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale retail locations to their customers.

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

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the marketing partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage. During 2009 and the first six months of 2010, we were successful in increasing the average revenue per supplemental insured due in part to our marketing efforts to increase coverage levels from our existing base of insureds and by offering higher coverage levels to new insureds which has more than offset the decline in the total number of supplemental insureds. Lower claims experience positively affected cost of insurance resulting in an increase in average revenue per supplemental insured.

The domestic package member base has stabilized, with the majority of the growth in the first two quarters of 2010 due to a new wholesale relationship we began in 2008.

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table summarizes our consolidated results of operations for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Increase (Decrease)
Net revenues	$340.5	$333.5	$7.0

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	141.1	152.1	(11.0)
Operating costs	89.3	85.9	3.4
General and administrative	38.2	24.7	13.5
Facility exit costs	8.0	—	8.0
Depreciation and amortization	48.6	51.2	(2.6)

Total expenses	325.2	313.9	11.3

Income from operations	15.3	19.6	(4.3)
Interest income	3.7	0.8	2.9
Interest expense	(41.8)	(23.7)	(18.1)
Loss on extinguishment of debt	(7.4)	—	(7.4)
Other (expense) income, net	(0.1)	1.5	(1.6)

Loss before income taxes and non-controlling interest	(30.3)	(1.8)	(28.5)
Income tax expense	(4.2)	(1.0)	(3.2)

Net loss	(34.5)	(2.8)	(31.7)
Less: net income attributable to non-controlling interest	(0.2)	(0.2)	—

Net loss attributable to Affinion Group, Inc.	$(34.7)	$(3.0)	$(31.7)

Summary of Operating Results for the Three Months Ended June 30, 2010

The following is a summary of changes affecting our operating results for the three months ended June 30, 2010.

Net revenues increased $7.0 million, or 2.1%, for the three months ended June 30, 2010 as compared to the same period in the prior year. Net revenues in our North American units increased $10.5 million as net revenues from Insurance and Package products increased primarily as a result of lower cost of insurance from lower claims experience and higher revenues in our Loyalty business which more than offset lower net revenues in our International segment primarily from a $2.3 million decrease related to the currency effect of a stronger U.S. dollar.

Segment EBITDA decreased $6.9 million, as higher net revenues and lower marketing and commissions were more than offset by higher operating costs, costs associated with the exit from the lease on our former corporate headquarters and increased general and administrative expenses, primarily related to costs associated with certain legal matters and acquisition costs, higher compensation costs and unrealized foreign currency losses on intercompany balances.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Net Revenues. During the three months ended June 30, 2010, we reported net revenues of $340.5 million, an increase of $7.0 million, or 2.1%, as compared to net revenues of $333.5 million in the comparable period in 2009. Net revenues from our Insurance and Package products increased $5.1 million primarily due to lower cost of insurance as a result of lower claims experience. Package revenues decreased as lower annualized revenue per average Package member more than offset the effect of higher Package members. Net revenues of our Membership products increased $0.8 million as the higher net revenue from higher average revenue per retail member more than offset the impact of lower retail member volumes. Loyalty products net revenues increased $4.4 million primarily from new client launches in the third and fourth quarters of 2009. International products net revenues decreased $3.5 million primarily due to the impact of the stronger U.S. dollar and lower package revenue, primarily the result of contract renewal renegotiations with existing clients, which more than offset net revenue from a business acquired in the fourth quarter of 2009.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $11.0 million, or 7.2%, to $141.1 million for the three months ended June 30, 2010 from $152.1 million for the three months ended June 30, 2009. Marketing and commissions expense decreased as the delay of certain program launches in our Membership business were partially offset by increases in Insurance and Package.

Operating Costs. Operating costs increased by $3.4 million, or 4.0%, to $89.3 million for the three months ended June 30, 2010 from $85.9 million for the three months ended June 30, 2009. Operating costs were higher primarily due to higher product and servicing costs in our Loyalty business, principally the result of new client launches in the third and fourth quarters of 2009.

General and Administrative Expense. General and administrative expense increased by $13.5 million, or 54.7%, to $38.2 million for the three months ended June 30, 2010 from $24.7 million for the three months ended June 30, 2009, principally due to higher unrealized foreign currency exchange losses on intercompany balances in 2010 as compared to 2009, along with higher costs associated with certain legal matters, professional fees and acquisitions.

Facility Exit Costs. We recorded facility exit costs in the amount of $8.0 million for the three months ended June 30, 2010. These costs relate to expenses associated with the lease on our former corporate headquarters which expires in April 2014. The costs represent the present value of future lease payments and other expenses related to the facility through the expiration of the lease, net of estimated sublease income.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $2.6 million for the three months ended June 30, 2010 to $48.6 million from $51.2 million for the three months ended June 30, 2009, primarily from recording higher amortization expense in 2009 on the fair value of intangible assets resulting from the Apollo Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by increased amortization associated with intangibles, primarily member relationships, acquired in 2009 and 2010.

Interest Income. Interest income increased $2.9 million for the three months ended June 30, 2010 to $3.7 million from accretion on held-to-maturity debt securities issued by Holdings that were purchased by the Company in 2009.

Interest Expense. Interest expense increased by $18.1 million, or 76.4%, to $41.8 million for the three months ended June 30, 2010 from $23.7 million for the three months ended June 30, 2009, primarily due to a less favorable impact of interest rate swaps in 2010 as compared to 2009 of approximately $8.8 million, higher interest accrued on our term loan of approximately $6.0 million primarily due to increased borrowings and interest accrued on the 10 1/8 % senior notes issued in June 2009 of $2.7 million.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt related to the refinancing of our term loan in April 2010 in the amount of $7.4 million which represents the unamortized balance of deferred financing costs associated with the original issuance. These costs were being amortized over the life of the term loan.

Other Expense. During the three months ended June 30, 2009, we recorded unrealized foreign exchange gains of $1.5 million related to intercompany borrowings. The intercompany borrowings were settled during the first quarter of 2010 and as a result no related foreign currency exchange gains or losses were recorded during the three months ended June 30, 2010.

Income Tax Expense. Income tax expense increased by $3.2 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to an increase in the current state tax expense and deferred federal and state tax liabilities for the three months ended June 30, 2010, partially offset by a decrease in foreign tax expense.

Our effective income tax rates for the three months ended June 30, 2010 and 2009 were (14.2)% and (57.4)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2010 and 2009 is a result of the increase in loss before income taxes and non-controlling interest from $1.8 million for the three months ended June 30, 2009 to $30.3 million for the three months ended June 30, 2010 and an increase in the income tax provision for the three month period from $1.0 million for the three months ended June 30, 2009 to $4.2 million for the three months ended June 30, 2010. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$172.9	$172.1	$0.8	$30.3	$30.1	$0.2
Insurance and package products	89.1	84.0	5.1	26.4	26.0	0.4
Loyalty products	21.7	17.3	4.4	6.6	6.2	0.4
Eliminations	(0.8)	(1.0)	0.2	—	—	—

Total North America	282.9	272.4	10.5	63.3	62.3	1.0
Affinion International
International products	57.6	61.1	(3.5)	5.6	10.1	(4.5)

Total products	340.5	333.5	7.0	68.9	72.4	(3.5)
Corporate	—	—	—	(5.0)	(1.6)	(3.4)

Total	$340.5	$333.5	$7.0	63.9	70.8	(6.9)

Depreciation and amortization				(48.6)	(51.2)	2.6

Income from operations				$15.3	$19.6	$(4.3)

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $0.8 million, or 0.5%, to $172.9 million for the three months ended June 30, 2010 as compared to $172.1 million for the three months ended June 30, 2009. Net revenues increased as the higher net revenue from higher average revenue per retail member more than offset the impact of lower retail member volumes.

Segment EBITDA increased by $0.2 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Segment EBITDA increased from the higher net revenues and lower marketing and commissions of $13.3million which were substantially offset by a charge for facility exit costs related to the lease on our former corporate headquarters of $8.0 million along with higher general and administrative costs of $5.9 million. Marketing and commissions were lower primarily due to the delay of certain program launches, while general and administrative costs increased primarily due to costs associated with certain legal matters and higher professional fees.

Insurance and Package Products. Insurance and package products reported net revenues of $89.1 million for the three months ended June 30, 2010, an increase of $5.1 million, or 6.1%, as compared to $84.0 million for the three months ended June 30, 2009. Insurance revenue increased approximately $6.3 million, principally due to lower cost of insurance as a result of lower claims experience. Package revenue decreased approximately $1.2 million, as lower average annualized revenue per average Package member more than offset the effect of higher package members.

Segment EBITDA increased by $0.4 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, as higher marketing and commissions expense substantially offset the higher net revenues.

Loyalty Products. Revenues from Loyalty products increased by $4.4 million, or 25.4%, for the three months ended June 30, 2010 to $21.7 million as compared to $17.3 million for the three months ended June 30, 2009. Net revenues increased primarily as a result of new client launches in the third and fourth quarters of 2009.

Segment EBITDA increased by $0.4 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, as the higher net revenues were substantially offset by higher product and servicing costs and higher set-up fees associated with new clients.

Affinion International

International Products. International products net revenues decreased by $3.5 million, or 5.7%, to $57.6 million for the three months ended June 30, 2010 as compared to $61.1 million for the three months ended June 30, 2009. Net revenues decreased primarily due to the $2.3 million impact of the stronger U.S. dollar, partially offset by increased revenue in our travel business of $0.6 million. Net revenues in our Package business decreased approximately $1.7 million as revenues generated from a business acquired in the fourth quarter of 2009 were more than offset by a decline in revenue as a result of contract renewal renegotiations with existing clients.

Segment EBITDA decreased by $4.5 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as the positive impact of a package business acquired in the fourth quarter of 2009 and lower marketing and commissions was more than offset by the negative effect of contract renewal renegotiations with existing package clients and higher general and administrative expenses. The higher general and administrative expenses are primarily costs associated with prior acquisitions related to employee redundancy and additional consideration recognized as compensation expense. In addition, we recorded higher unrealized foreign exchange losses on intercompany balances in 2010 as compared to 2009.

Corporate

Corporate costs increased by $3.4 million to $5.0 million for the three months ended June 30, 2010 primarily from higher unrealized foreign exchange losses on intercompany balances in 2010 as compared to 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table summarizes our consolidated results of operations for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase (Decrease)
Net revenues	$683.7	$667.5	$16.2

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	279.8	291.9	(12.1)
Operating costs	183.2	173.0	10.2
General and administrative	73.6	56.3	17.3
Facility exit costs	8.0	—	8.0
Depreciation and amortization	97.1	101.5	(4.4)

Total expenses	641.7	622.7	19.0

Income from operations	42.0	44.8	(2.8)
Interest income	7.2	1.0	6.2
Interest expense	(79.5)	(58.5)	(21.0)
Loss on extinguishment of debt	(7.4)	—	(7.4)
Other expense, net	(1.9)	(6.7)	4.8

Loss before income taxes and non-controlling interest	(39.6)	(19.4)	(20.2)
Income tax expense	(7.4)	(3.5)	(3.9)

Net loss	(47.0)	(22.9)	(24.1)
Less: net income attributable to non-controlling interest	(0.5)	(0.4)	(0.1)

Net loss attributable to Affinion Group, Inc.	$(47.5)	$(23.3)	$(24.2)

Summary of Operating Results for the Six Months Ended June 30, 2010

The following is a summary of changes affecting our operating results for the six months ended June 30, 2010.

Net revenues increased $16.2 million, or 2.4%, for the six months ended June 30, 2010 as compared to the same period in the prior year. Net revenues in our North American units increased $12.0 million as net revenues from Insurance and Package products increased primarily as a result of lower cost of insurance from lower claims experience and higher revenues in our Loyalty business which more than offset lower net revenues in our Membership business. Net revenues increased by $4.2 million in our International segment primarily from a $2.8 million increase related to the currency effect of a weaker U.S. dollar and from revenue generated by recently acquired businesses.

Segment EBITDA decreased $7.2 million, as higher net revenues and lower marketing and commissions were more than offset by higher operating costs and increased general and administrative expenses, primarily as a result of costs associated with certain legal matters and acquisition costs, higher compensation costs and unrealized foreign currency losses on intercompany balances. In addition, we recorded a charge for facility exit costs associated with our former corporate headquarters in the amount of $8.0 million.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Net Revenues. During the six months ended June 30, 2010, we reported net revenues of $683.7 million, an increase of $16.2 million, or 2.4%, as compared to net revenues of $667.5 million in the comparable period in 2009. International products net revenues increased $4.2 million primarily due to the impact of the weaker U.S. dollar, net revenue from a business acquired in the fourth quarter of 2009 and growth in travel and new retail, partially offset by lower package revenue, primarily the result of contract renewal renegotiations with existing clients. Net revenues from our Insurance and Package products increased $9.3 million primarily due to lower cost of insurance as a result of lower claims experience. Package revenues decreased as increased net revenues from our NetGain product and higher Package members were more than offset by lower annualized revenue per average Package member. Loyalty products net revenues increased $6.3 million primarily from new client launches in the third and fourth quarters of 2009. Net revenues of Membership products decreased $3.9 million primarily due to the absence of revenue recognized in 2009 related to contractually obligated volume commitments and the effect of lower retail member volumes which more than offset higher net revenue from higher average revenue per retail member.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $12.1 million, or 4.1%, to $279.8 million for the six months ended June 30, 2010 from $291.9 million for the six months ended June 30, 2009. Marketing and commissions expense decreased as the delay of certain program launches in our Membership business were partially offset by increases in our Insurance and Package business.

Operating Costs. Operating costs increased by $10.2 million, or 5.9%, to $183.2 million for the six months ended June 30, 2010 from $173.0 million for the six months ended June 30, 2009. Operating costs were higher primarily due to higher product and servicing costs in our International business, principally from the currency effect of a weaker U.S. dollar and higher costs in our Loyalty business, primarily the result of new client launches, along with higher fulfillment costs in our Membership business for our PrivacyGuard product.

General and Administrative Expense. General and administrative expense increased by $17.3 million, or 30.7%, to $73.6 million for the six months ended June 30, 2010 from $56.3 million for the six months ended June 30, 2009, principally due to higher compensation expense related to a retention award program, higher costs associated with certain legal matters, professional fees and acquisitions, and higher unrealized foreign exchange losses on intercompany balances in 2010 as compared to 2009.

Facility Exit Costs. We recorded facility exit costs in the amount of $8.0 million for the six months ended June 30, 2010. These costs relate to expenses associated with the lease on our former corporate headquarters which expires in April 2014. These costs represent the present value of future lease payments and other expenses related to the facility through the expiration of the lease, net of estimated sublease income.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $4.4 million for the six months ended June 30, 2010 to $97.1 million from $101.5 million for the six months ended June 30, 2009, primarily from recording higher amortization expense in 2009 on the fair value of intangible assets resulting from the Apollo Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by increased amortization associated with intangibles, primarily member relationships, acquired in 2009 and 2010.

Interest Income. Interest income increased $6.2 million for the six months ended June 30, 2010 to $7.2 million from accretion on held-to-maturity debt securities issued by Holdings that were purchased by the Company during 2009.

Interest Expense. Interest expense increased by $21.0 million, or 35.9%, to $79.5 million for the six months ended June 30, 2010 from $58.5 million for the six months ended June 30, 2009, primarily due to a less favorable impact of interest rate swaps in 2010 as compared to 2009 of $8.8 million, higher interest accrued on the 10 1/8% senior notes issued in June 2009 of $6.5 million and higher interest accrued on our term loan of approximately $5.1 million primarily due to increased borrowings.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt related to the refinancing of our term loan in April 2010 in the amount of $7.4 million which represents the unamortized amount of deferred financing costs associated with the original issuance. These costs were being amortized over the life of the loan.

Other Expense. During the six months ended June 30, 2010, we recorded unrealized foreign exchange losses of $1.9 million related to intercompany borrowings as compared to $6.7 million of unrealized foreign exchange losses during the six months ended June 30, 2009.

Income Tax Expense. Income tax expense increased by $3.9 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to an increase in foreign tax expense, current state tax expense and federal and state tax expense for the six months ended June 30, 2010.

The Company’s effective income tax rates for the six months ended June 30, 2010 and 2009 were (18.9)% and (17.9)%, respectively. The difference in the effective tax rates for the six months ended June 30, 2010 and 2009 is a result of the increase in loss before income taxes and non-controlling interest from $19.4 million for the six months ended June 30, 2009 to $39.6 million for the six months ended June 30, 2010 and an increase in the income tax provision for the six month period from $3.5 million for the three months ended June 30, 2009 to $7.4 million for the three months ended June 30, 2010. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$345.8	$349.7	$(3.9)	$69.9	$66.4	$3.5
Insurance and package products	176.9	167.6	9.3	53.8	55.5	(1.7)
Loyalty products	40.9	34.6	6.3	12.1	11.3	0.8
Eliminations	(1.7)	(2.0)	0.3	—	—	—

Total North America	561.9	549.9	12.0	135.8	133.2	2.6
Affinion International
International products	121.8	117.6	4.2	13.3	16.2	(2.9)

Total products	683.7	667.5	16.2	149.1	149.4	(0.3)
Corporate	—	—	—	(10.0)	(3.1)	(6.9)

Total	$683.7	$667.5	$16.2	139.1	146.3	(7.2)

Depreciation and amortization				(97.1)	(101.5)	4.4

Income from operations				$42.0	$44.8	$(2.8)

(1)	See Segment EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues decreased by $3.9 million, or 1.1%, to $345.8 million for the six months ended June 30, 2010 as compared to $349.7 million for the six months ended June 30, 2009. Net revenues decreased primarily due to the absence of revenue recognized in 2009 related to contractually obligated volume commitments and the effect of lower retail member volumes which more than offset higher net revenue from higher average revenue per retail member.

Segment EBITDA increased by $3.5 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Segment EBITDA increased as lower marketing and commissions of $22.9 million more than offset the effect of lower net revenues, facility exit costs of $8.0 million related to the lease on our former corporate headquarters, higher general and administrative costs of $5.7 million and higher product and servicing costs of $1.8 million. Marketing and commissions were lower primarily due to the delay of certain program launches. The higher general and administrative costs were primarily due to costs associated with certain legal matters and higher professional fees. The higher product and servicing costs were from higher fulfillment costs for our PrivacyGuard product.

Insurance and Package Products. Insurance and package products reported net revenues of $176.9 million for the six months ended June 30, 2010, an increase of $9.3 million, or 5.5%, as compared to the six months ended June 30, 2009. Insurance revenue increased approximately $10.3 million, principally due to lower cost of insurance as a result of lower claims experience. Package revenue decreased approximately $1.0 million as increased net revenues from our NetGain product and higher package members were more than offset by lower average annualized revenue per average Package member.

Segment EBITDA decreased by $1.7 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to higher marketing and commissions expense which more than offset the impact of the higher net revenues.

Loyalty Products. Revenues from Loyalty products increased by $6.3 million, or 18.2%, for the six months ended June 30, 2010 to $40.9 million as compared to $34.6 million for the six months ended June 30, 2009. Net revenues increased primarily as a result of new client launches in the third and fourth quarters of 2009.

Segment EBITDA increased by $0.8 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, as the higher net revenues were substantially offset by higher product and servicing costs and higher set-up fees associated with new clients.

Affinion International

International Products. International products net revenues increased by $4.2 million, or 3.6%, to $121.8 million for the six months ended June 30, 2010 as compared to $117.6 million for the six months ended June 30, 2009. Net revenues increased primarily due to the $2.8 million impact of the weaker U.S. dollar and increased revenue in new retail and travel of $2.1 million. Net revenues in our Package business decreased approximately $0.8 million as revenues generated from a business acquired in the fourth quarter of 2009 were more than offset by a decline in revenue as a result of contract renewal renegotiations with existing clients.

Segment EBITDA decreased by $2.9 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as the positive impact of new retail and a package business acquired in the fourth quarter of 2009 was more than offset by the negative effect of contract renewal renegotiations with existing package clients along with higher operating and general and administrative expenses. The higher general and administrative expenses are primarily costs associated with prior acquisitions related to employee redundancy and additional consideration recognized as compensation expense. In addition, we recorded higher unrealized foreign exchange losses on intercompany balances in 2010 as compared to 2009.

Corporate

Corporate costs increased by $6.9 million to $10.0 million for the six months ended June 30, 2010 primarily from higher unrealized foreign exchange losses on intercompany balances in 2010 as compared to 2009 and higher compensation expense related to a retention award program in the form of restricted stock units.

Financial Condition, Liquidity and Capital Resources

Financial Condition – June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009	Increase (Decrease)
	(in millions)
Total assets	$1,644.7	$1,469.4	$175.3
Total liabilities	2,310.7	2,076.2	234.5
Total equity (deficit)	(666.0)	(606.8)	(59.2)

Total assets increased by $175.3 million due to (i) an increase in cash of $206.3 million (see “—Liquidity and Capital Resources—Cash Flows”), (ii) an increase in other non-current assets of $29.1 million, principally due to an increase in deferred financing costs as a result of costs incurred in connection with our amended and restated credit facility of $27.0 million. These increases were partially offset by (i) a decrease in other intangibles, net of $46.8 million, principally due to amortization expense of $75.4 million and the impact of changes in foreign exchange rates, which were partially offset by acquired member relationships of $37.1 million (substantially all of the intangible assets were acquired as a result of the Apollo Transactions—see Notes 1 and 2 to our unaudited condensed consolidated financial statements) and (ii) a decrease in receivables of $17.7 million due to the timing of cash receipts and the impact of seasonality in certain acquired businesses.

Total liabilities increased $234.5 million primarily due to an increase in long-term debt of $226.0 million, principally as a result of the refinancing of our senior secured credit facility partially offset by payments of the term loan of $21.8 million, and an increase in accounts payable and accrued expenses of $27.4 million due to the timing of cash payments and the impact of seasonality in certain acquired businesses. This increase was partially offset by a decrease in deferred revenue of $25.9 million, primarily as a result of the continuing shift of retail members in our membership business from annual to monthly memberships.

Total equity (deficit) decreased by $59.2 million, principally due to a net loss attributable to Affinion Group, Inc. of $47.5 million, a dividend payment to the Company’s parent of $3.8 million and foreign currency translation effect of $7.4 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the indebtedness incurred in connection with the Apollo Transactions and the subsequent refinancing. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions corresponds directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future including quarterly amortization payments on our term loan facility under our $1.0 billion amended and restated senior secured credit facility. The term loan facility also requires mandatory prepayments based on excess cash flows as defined in our amended and restated senior secured credit facility. However, under the amended and restated senior secured credit facility, the Company has a one year “holiday” on mandatory term loan prepayments based upon excess cash flows, therefore, the first mandatory prepayment based on excess cash flows, if applicable, will not be required until March 2012. Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships which is deferred until the appropriate refund period has concluded. In spite of our historical working capital deficit, we have been able to operate effectively primarily due to our substantial cash flows from operations and our available revolving credit facility. We anticipate that our working capital deficit will continue for the foreseeable future.

Cash Flows – Three Months Ended June 30, 2010 and 2009

At June 30, 2010, we had $276.1 million of cash and cash equivalents on hand, an increase of $162.5 million from $113.6 million at June 30, 2009. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Six Months Ended June 30,
	2010	2009	Change
	(in millions)
Cash provided by (used in):
Operating activities	$77.6	$94.3	$(16.7)
Investing activities	(59.6)	(62.7)	3.1
Financing activities	192.3	44.7	147.6
Effect of exchange rate changes	(4.0)	1.0	(5.0)

Net change in cash and cash equivalents	$206.3	$77.3	$129.0

Operating Activities

During the six months ended June 30, 2010, we generated $16.7 million less cash from operating activities than during the six months ended June 30, 2009. Segment EBITDA decreased by $7.2 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 (see “Results of Operations”). In addition, the timing of realization of the profit-sharing receivables from insurance carriers resulted in $31.5 million less cash during the six months ended June 30, 2010 compared to the comparable period of the prior year. Partially offsetting these decreases in cash flows were increases in cash flows during the six months ended June 30, 2010 compared to the comparable period of the prior year as a result of the timing of settlement of accounts receivable, which generated cash flows that were $13.0 million more favorable, and accounts payable and accrued expenses, which generated cash flows that were $14.8 million more favorable.

Investing Activities

We used $3.1 million less cash in investing activities during the six months ended June 30, 2010 as compared to the same period in 2009. During the six months ended June 30, 2010, we used $37.5 million for acquisition-related payments, primarily for the acquisition of a credit card registration membership business, consisting of membership contracts, and $20.5 million for capital expenditures. During the six months ended June 30, 2009, we used $44.8 million for the purchase of held-to-maturity debt securities of our parent and $15.6 million for capital expenditures.

Financing Activities

We generated $147.6 million more cash from financing activities during the six months ended June 30, 2010 as compared to the same period in 2009. During the six months ended June 30, 2010, we amended and restated our senior secured credit facility, resulting in new borrowings of $875.0 million and repayments of $648.6 million under the old term loan and an additional $2.2 million under the new term loan. During the six months ended June 30, 2010, we also incurred $27.0 million of deferred financing costs in connection with the amended and restated senior secured credit facility and paid a dividend of $3.8 million to our parent company. During the six months ended June 30, 2009, we realized proceeds of $136.5 million from the issuance of senior notes and incurred financing costs of $3.4 million. In addition, we made repayments under our term loan and revolving credit facility of $6.5 million and $57.0 million, respectively, as well as paid dividends of $24.1 million to our parent company.

Credit Facilities and Long-Term Debt

Following the completion of the Apollo Transactions, we became a highly leveraged company, having incurred substantial debt. As of June 30, 2010, we had approximately $1.7 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Apollo Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “initial senior notes”) ($266.4 million net of discount), (b) entered into our new senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $231.0 million in principal prepayments that we made through June 30, 2010) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million. On April 9, 2010, we amended and restated our senior secured credit facilities such that they now consist of a term loan due 2016 in the amount of $875.0 million and a revolving credit facility in the amount of up to $125.0 million. At June 30, 2010, we had $304.0 million ($303.0 million net of premiums and discounts) outstanding under the initial senior notes issued in 2005 and certain follow-on senior notes issued in 2006 (the “follow-on senior notes” and together with the initial senior notes, the “2005 senior notes”), $872.8 million outstanding under the amended and restated term loan facility, $355.5 million ($352.7 million net of discounts) outstanding under the senior subordinated notes, $150.0 million ($139.8 million net of premiums and discounts) outstanding under the senior notes issued in 2009 (the “2009 senior notes,” and together with the 2005 senior notes, the “senior notes”). At June 30, 2010, there were no outstanding borrowings under the revolving credit facility and the Company had $118.3 million available under the revolving credit facility after giving effect to the issuance of $6.7 million of letters of credit.

On April 9, 2010, the Company, as Borrower, and Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders. The amended and restated senior secured credit facility consists of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures six and a half years after the closing date of the amended and restated senior secured credit facility. However the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under our credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. Our obligations under our credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions (provided that Holdings’ guarantee obligations will not extend to any additional credit facilities as described above until Holdings’ existing credit facility is repaid or refinanced). Our credit facility is secured to the extent legally permissible by substantially all the assets of (i) Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our credit facility also contains financial, affirmative and negative covenants. The negative covenants in our credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under the amended and restated credit facility were utilized to repay the outstanding balance of the existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of $7.4 million during the three months ended June 30, 2010. Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

On October 17, 2005, we issued $270.0 million aggregate principal amount of the initial senior notes and applied the gross proceeds of $266.4 million to finance a portion of the Apollo Transactions. On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of follow-on senior notes and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under our bridge loan facility. The interest on our senior notes is payable semi-annually. We may redeem some or all of the 2005 senior notes at any time on or after October 15, 2009 at the redemption prices (generally at a premium) set forth in the indenture governing the 2005 senior notes. The 2005 senior notes are unsecured obligations. The 2005 senior notes are guaranteed by the same subsidiaries that guarantee our $1.0 billion amended and restated senior secured credit facility, our senior subordinated notes and our 2009 senior notes. The 2005 senior notes contain restrictive covenants related primarily to our ability to distribute dividends to our parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

Our senior subordinated bridge loan facility has since been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at any time on or after October 15, 2010 at the redemption prices (generally at a premium) set forth in the agreement governing the senior subordinated notes. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee our $1.0 billion amended and restated senior secured credit facility and our senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends to our parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

Covenant Compliance

Our amended and restated senior secured credit facility, which we refer to in this section as our credit facility, and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in our credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.75 to 1.0 at June 30, 2010. The consolidated leverage ratio as defined in our credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.75 to 1.0 at June 30, 2010. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of June 30, 2010, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

We have the ability to incur additional debt, subject to limitations imposed by our credit facility and the indentures governing our senior notes and senior subordinated notes. Under our indentures governing the senior notes and the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, since the Apollo Transactions, our cash flow allowed us to make nine voluntary principal prepayments aggregating $205.0 million of term loans under our previous credit facility, in addition to $26.0 million of mandatory annual repayments of term loans under our previous credit facility based on excess cash flow through December 31, 2009.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended June 30, 2010 to Adjusted EBITDA.

Twelve Months Ended June 30, 2010(a)
(in millions)
Net cash provided by operating activities	$86.1
Interest expense, net	136.4
Income tax expense	15.7
Amortization of favorable and unfavorable contracts	2.2
Amortization of debt discount and financing costs	(10.3)
Unrealized loss on interest rate swaps	(7.9)
Deferred income taxes	(13.9)
Interest accretion on held-to-maturity debt securities	7.9
Payment received for assumption of loyalty points program liability	(8.7)
Changes in assets and liabilities	98.7
Effect of the Apollo Transactions, reorganizations, certain legal costs and net cost savings(b)	7.7
Other, net(c)	18.5

Adjusted EBITDA(d)	$332.4

(a)	Represents consolidated financial data for the year ended December 31, 2009, minus consolidated financial data for the six months ended June 30, 2009, plus consolidated financial data for the six months ended June 30, 2010.
(b)	Eliminates the effect of the Apollo Transactions, legal expenses for certain legal matters and certain severance costs.
(c)	Eliminates net changes in certain reserves, foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, the loss from an investment accounted for under the equity method, consulting fees paid to Apollo, costs related to acquisitions and facility exit costs.
(d)	Adjusted EBITDA does not give pro forma effect to our acquisition of a marketing services and procurement services provider for a leading Italian financial institution that was completed in the fourth quarter of 2009 and the acquisition of credit card registration membership contracts from a U.S.-based financial institution that was completed in the first quarter of 2010. However, we do make such accretive pro forma adjustment as if such acquisition had occurred on July 1, 2009 in calculating the Adjusted EBITDA under our credit facility and the indentures governing our senior notes and senior subordinated notes.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended June 30, 2010 to Adjusted EBITDA as required by our credit facility, the indentures governing our senior notes and the indenture governing our senior subordinated notes.

Twelve Months Ended June 30, 2010(a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(74.2)
Interest expense, net	136.4
Income tax expense	15.7
Non-controlling interest	1.0
Other expense, net	7.1
Loss on extinguishment of debt	7.4
Depreciation and amortization	196.6
Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains(b)	(6.9)
Certain legal costs(c)	7.9
Net cost savings(d)	6.7
Other, net(e)	34.7

Adjusted EBITDA(f)	$332.4

Interest coverage ratio(g)	2.61
Consolidated leverage ratio(h)	4.91
Fixed charge coverage ratio(i)	2.42

(a)	Represents consolidated financial data for the year ended December 31, 2009, minus consolidated financial data for the six months ended June 30, 2009, plus consolidated financial data for the six months ended June 30, 2010.
(b)	Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Apollo Transactions.
(c)	Certain legal costs—represents the elimination of legal costs, net of reimbursements, for certain litigation matters.
(d)	Net cost savings—represents the elimination of severance costs incurred.
(e)	Other, net—represents (i) the elimination of net changes in certain reserves, (ii) the elimination of stock-based compensation expense, (iii) the elimination of foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, (iv) the elimination of the loss from an investment accounted for under the equity method, (v) the elimination of costs related to acquisitions, (vi) the elimination of consulting fees paid to Apollo and (vi) the elimination of facility exit costs.
(f)	Adjusted EBITDA does not give pro forma effect to our acquisition of a marketing services and procurement services provider for a leading Italian financial institution that was completed in the fourth quarter of 2009 and the acquisition of credit card registration membership contracts from a U.S.-based financial institution that was completed in the first quarter of 2010. However, we do make such accretive pro forma adjustment as if such acquisition had occurred on July 1, 2009 in calculating the Adjusted EBITDA under our amended and restated senior secured credit facility and the indentures governing our senior notes and senior subordinated notes.
(g)	The interest coverage ratio is defined in our credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.75 to 1.0 at June 30, 2010.
(h)	The consolidated leverage ratio is defined in our credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.75 to 1.0 at June 30, 2010.
(i)	The fixed charge coverage ratio is defined in the indentures governing the senior notes and the senior subordinated notes (consolidated cash flows, as defined, which is equivalent to Adjusted EBITDA (as defined in our credit facility), to fixed charges, as defined). The calculation of fixed charges excludes the amortization of deferred financing fees associated with the amendment and restatement of our credit facility on April 9, 2010.

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On January 31, 2007, our parent, Holdings, entered into a five-year senior unsecured term loan facility (the “Holdings Loan Agreement”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), Bank of America, N.A., and certain other banks as the initial lenders, with Deutsche Bank Securities Inc. and Banc of America Securities LLC (“BAS”) as the joint lead arrangers and book-running managers, Deutsche Bank as administrative agent, and BAS as syndication agent. The principal amount of the Holdings

Loan Agreement is $350.0 million. As of June 30, 2010, loans under the Holdings Loan Agreement accrue cash interest at the rate of six month LIBOR plus 6.75%, but the interest rate is subject to additional increases over time and further increases if, in lieu of paying cash interest, the interest is paid by adding such interest to the principal amount of the loans. Holdings has the independent ability to pay such non-cash payment in kind interest in lieu of cash interest. Interest is payable semi-annually on March 1 and September 1. Holdings made a payment-in-kind election for the interest periods ended September 1, 2009 and February 26, 2010 and for the interest period ending August 31, 2010, so the cash required to service its debt in 2009, net of the impact of the three interest rate swaps entered into by Holdings discussed below, was $1.8 million and the cash required to service its debt in 2010, net of the three interest rate swaps is expected to be approximately $4.6 million. In addition, Holdings’ preferred stock entitles its holders to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings depends on our cash flows to make any cash interest payments, including payments under interest rate swaps and to pay cash dividends, if any, on its preferred stock. On May 21, 2010, Holdings filed a registration statement on Form S-1 with the SEC in connection with the initial public offering of its common stock. The consummation of that offering is expected to trigger the redemption of all of Holdings’ preferred stock and Holdings intends to use a portion of the proceeds from that offering to make that redemption. However, there can be no assurance that the initial public offering will be completed or that the preferred stock of Holdings will be redeemed.

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

Interest Rate Swaps

The Company entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap is $50.0 million at June 30, 2010 and through December 31, 2010, at which time the swap terminates. In January 2008, the Company entered into a second interest rate swap effective February 21, 2008. The notional amount of the 2008 swap is $598.6 million at June 30, 2010 and through February 21, 2011, at which time this swap terminates. Under the 2008 swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2010 (dollars are in millions unless otherwise indicated):

	2010	2011	2012	2013	2014	2015 and Thereafter	Total	Fair Value At June 30, 2010
Fixed rate debt	$0.2	$0.3	$0.3	$454.2	$0.1	$355.5	$810.6	$837.7
Average interest rate	11.41%	11.41%	11.41%	11.41%	11.75%	11.75%
Variable rate debt	$8.8	$8.8	$8.8	$8.8	$8.8	$828.8	$872.8	$829.2
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed-interest rate swaps (b)								$25.1
Average pay rate	3.02%	2.56%	2.99%
Average receive rate	0.55%	0.79%	1.51%

(a)	Average interest rate is based on rates in effect at June 30, 2010.
(b)	The fair value of the interest rate swaps is included in accounts payable and accrued expenses ($11.2 million) and other long-term liabilities ($13.9 million) at June 30, 2010. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

We do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2010, approximately $76.7 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

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

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Information required by this Item is contained in Note 6 to our unaudited condensed consolidated financial statements within Part I of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

4.1*	Supplemental Indenture No.3, dated December 29, 2009, among Global Privacy Solutions, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of October 17, 2005 governing the 10 1/8% Senior Notes due 2013.

4.2*	Supplemental Indenture No.4, dated June 17, 2010, among Affinion Loyalty Acquisition, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of October 17, 2005 governing 10 1/8% Senior Notes due 2013.

4.3*	Supplemental Indenture No.3, dated December 29, 2009, among Global Privacy Solutions, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015.

4.4*	Supplemental Indenture No.4, dated June 17, 2010, among Affinion Loyalty Acquisition, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015.

4.5*	Supplemental Indenture No.1, dated December 29, 2009, among Global Privacy Solutions, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of June 5, 2009 governing the 10 1/8% Senior Notes due 2013.

4.6*	Supplemental Indenture No. 2, dated June 17, 2010, among Affinion Loyalty Acquisition, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of June 5, 2009 governing the 10 1/8% Senior Notes due 2013.

10.1	Amended and Restated Senior Secured Credit Facility, dated as of April 9, 2010, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, and Bank of America, N.A., as administrative agent and collateral agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, as syndication agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as documentation agents and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit No. 10.1 to Form 8-K filed with the SEC on April 12, 2010, File No. 333-133895).

Exhibit Number	Description

10.2	Amended and Restated Guarantee and Collateral Agreement, dated and effective as of April 9, 2010, among Affinion Group, Inc., a Delaware corporation, each subsidiary of Affinion Group, Inc. identified as a party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit No. 10.2 to Form 8-K filed with the SEC on April 12, 2010, File No. 333-133895).

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.

Date: July 30, 2010	By:	/S/ TODD H. SIEGEL
Todd H. Siegel
Executive Vice President and Chief Financial Officer

S-1