Form 10-Q
period 2010-09-30
Affinion Group, Inc.
filed 2010-10-29
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 29, 2010 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In millions, except share amounts)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$188.9	$69.8
Restricted cash	39.2	35.0
Receivables (net of allowance for doubtful accounts of $1.3 and $0.4, respectively)	124.5	112.2
Receivables from related parties	6.3	10.9
Profit-sharing receivables from insurance carriers	92.8	71.8
Prepaid commissions	61.1	64.7
Income taxes receivable	2.9	2.2
Other current assets	66.5	53.1

Total current assets	582.2	419.7
Property and equipment, net	111.2	98.9
Contract rights and list fees, net	27.1	34.3
Goodwill	407.1	318.8
Other intangibles, net	440.2	474.4
Receivables from related parties	—	3.5
Other non-current assets	145.4	119.8

Total assets	$1,713.2	$1,469.4

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$9.1	$20.2
Accounts payable and accrued expenses	393.3	281.4
Payables to related parties	16.3	14.7
Deferred revenue	170.6	199.1
Income taxes payable	5.8	6.6

Total current liabilities	595.1	522.0
Long-term debt	1,659.5	1,423.2
Deferred income taxes	37.9	34.6
Deferred revenue	23.3	30.5
Other long-term liabilities	71.3	65.9

Total liabilities	2,387.1	2,076.2

Commitments and contingencies (Note 7)
Deficit
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	281.0	285.5
Accumulated deficit	(966.0)	(905.2)
Accumulated other comprehensive income	10.1	11.7

Total Affinion Group, Inc. deficit	(674.9)	(608.0)
Non-controlling interest in subsidiary	1.0	1.2

Total deficit	(673.9)	(606.8)

Total liabilities and deficit	$1,713.2	$1,469.4

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net revenues	$346.5	$361.1	$1,030.2	$1,028.6

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	143.8	161.0	423.6	452.9
Operating costs	92.5	88.2	275.7	261.2
General and administrative	33.0	29.2	106.6	85.5
Facility exit costs	—	—	8.0	—
Depreciation and amortization	50.1	51.7	147.2	153.2

Total expenses	319.4	330.1	961.1	952.8

Income from operations	27.1	31.0	69.1	75.8
Interest income	3.9	3.5	11.1	4.5
Interest expense	(42.5)	(39.3)	(122.0)	(97.8)
Loss on extinguishment of debt	—	—	(7.4)	—
Other income (expense), net	0.1	(4.8)	(1.8)	(11.5)

Loss before income taxes and non-controlling interest	(11.4)	(9.6)	(51.0)	(29.0)
Income tax expense	(1.6)	(6.4)	(9.0)	(9.9)

Net loss	(13.0)	(16.0)	(60.0)	(38.9)
Less: net income attributable to non-controlling interest	(0.3)	(0.3)	(0.8)	(0.7)

Net loss attributable to Affinion Group, Inc.	$(13.3)	$(16.3)	$(60.8)	$(39.6)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2010	$285.5	$(905.2)	$11.7	$1.2	$(606.8)
Comprehensive loss
Net income (loss)		(60.8)		0.8	(60.0)
Currency translation adjustment			(1.6)		(1.6)

Total comprehensive loss					(61.6)
Dividend paid to non-controlling interest				(1.0)	(1.0)
Return of capital	(4.5)				(4.5)

Balance, September 30, 2010	$281.0	$(966.0)	$10.1	$1.0	$(673.9)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2009	$311.7	$(855.2)	$(3.7)	$0.7	$(546.5)
Comprehensive loss
Net income (loss)		(39.6)		0.7	(38.9)
Currency translation adjustment			11.8	0.3	12.1

Total comprehensive loss					(26.8)
Dividend paid to non-controlling interest				(0.7)	(0.7)
Return of capital	(26.2)				(26.2)

Balance, September 30, 2009	$285.5	$(894.8)	$8.1	$1.0	$(600.2)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In millions)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Operating Activities
Net loss	$(60.0)	$(38.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	147.2	153.2
Amortization of favorable and unfavorable contracts	(1.7)	(1.7)
Amortization of debt discount and financing costs	8.1	5.7
Unrealized loss (gain) on interest rate swaps	7.3	2.2
Unrealized foreign currency transaction loss	1.9	11.6
Loss on extinguishment of debt	7.4	—
Facility exit costs	8.0	—
Stock-based compensation	6.4	3.8
Accretion on held-to-maturity debt securities	(6.0)	(2.3)
Deferred income taxes	4.3	(6.8)
Payment received for assumption of loyalty points program liability	6.5	6.7
Net change in assets and liabilities:
Restricted cash	(3.5)	0.7
Receivables	9.4	(18.9)
Receivables from and payables to related parties	(8.7)	1.3
Profit-sharing receivables from insurance carriers	(21.1)	10.4
Prepaid commissions	3.3	(2.3)
Other current assets	(12.6)	(3.1)
Contract rights and list fees	0.3	(1.7)
Other non-current assets	0.5	(16.7)
Accounts payable and accrued expenses	71.1	36.3
Deferred revenue	(35.1)	(27.4)
Income taxes receivable and payable	(1.8)	12.7
Other long-term liabilities	(3.2)	(4.8)
Other, net	3.8	(1.1)

Net cash provided by operating activities	131.8	118.9

Investing Activities
Capital expenditures	(29.4)	(28.2)
Restricted cash	(1.0)	0.2
Purchase of held-to-maturity debt securities of Affinion Group Holdings, Inc.	—	(44.8)
Acquisition-related payments, net of cash acquired	(168.1)	(2.3)
Other investing activity	(1.0)	—

Net cash used in investing activities	(199.5)	(75.1)

Financing Activities
Proceeds from new borrowings	875.0	—
Principal payments on borrowings	(653.2)	(6.7)
Proceeds from issuance of senior notes	—	136.5
Deferred financing costs	(27.0)	(4.3)
Repayments under line of credit, net	—	(57.0)
Return of capital to parent company	(4.5)	(26.2)
Distribution to non-controlling interest	(1.0)	(0.7)

Net cash provided by financing activities	189.3	41.6

Effect of changes in exchange rates on cash and cash equivalents	(2.5)	1.5

Net increase in cash and cash equivalents	119.1	86.9
Cash and cash equivalents, beginning of period	69.8	36.3

Cash and cash equivalents, end of period	$188.9	$123.2

Supplemental Disclosure of Cash Flow Information:
Interest payments	$73.2	$65.2

Income tax payments, net of refunds	$6.3	$3.7

Non-cash investing and financing activities:
Accrued capital expenditures	$1.2	$5.8

Property and equipment acquired under new facility operating lease	$3.5	$—

Accrued deferred financing costs	$—	$0.4

Capital leases	$0.5	$0.7

Receipt of in-kind interest on held-to-maturity debt securities	$6.1	$—

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

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers. In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 1 and Level 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the new annual and interim guidance related to Level 3 fair value measurements is effective for the Company as of January 1, 2011. Effective January 1, 2010, the Company adopted the new guidance related to Level 1 and Level 2 fair value measurements. The Company’s adoption of the new guidance had no impact on its consolidated financial position, results of operations and cash flows.

2. ACQUISITIONS

On January 4, 2010, the Company acquired credit card registration membership contracts from a U.S.-based financial institution for approximately $37.1 million. The purchase price has been allocated to member relationships, since there were no other assets acquired or liabilities assumed.

On July 1, 2010, the Company acquired 100% of Loyalty Travel Agency, L.L.C. and Connexions Loyalty Travel Solutions, L.L.C. (collectively “Connexions”), providers of loyalty rewards travel solutions in North America, pursuant to the membership interests purchase agreement dated as of May 19, 2010, for $130.7 million comprised of the initial purchase price of $135.0 million less cash acquired of $3.8 million less an estimated working capital adjustment of $0.5 million. The purchase price is subject to certain adjustments. The Company incurred transaction costs through September 30, 2010 of $2.0 million, of which $0.8 million and $2.0 million are included in general and administrative expenses in the consolidated statements of operations for the three and nine months ended September 30, 2010, respectively. The Company financed the acquisition and related costs with available cash on hand.

Connexions is engaged in the business of providing loyalty rewards travel solutions in North America. Through the acquisition of Connexions and its innovative travel platform, the Company expects to advance its loyalty and travel product offerings with additional functionality and enhance its established relationships with leading companies that employ points and travel as rewards for customer loyalty. The Company’s enhanced travel offering will benefit its partners through fully customized feature sets offering a vast array of configurations. Additionally, the integrated technology platform will extend the Company’s ability to incorporate emerging marketplace trends within its travel offering, as well as provide dynamic promotion to increase travel value to clients. These anticipated benefits resulted in goodwill with respect to the Connexions acquisition of $89.4 million, all of which has been allocated to the Loyalty products segment. Approximately 45% of the goodwill is expected to be deductible for income tax purposes.

The consideration transferred of $134.5 million, representing the purchase price of $135.0 million less the estimated working capital adjustment of $0.5 million was allocated based on the Company’s preliminary purchase price allocation to the acquired assets and assumed liabilities as follows (in millions):

Cash	$3.8
Accounts receivable	24.5
Other current assets	1.2
Property and equipment	4.8
Intangible assets	46.0
Goodwill	89.4
Accounts payable and accrued liabilities	(34.6)
Deferred income tax	(0.4)
Other long-term liabilities	(0.2)

Consideration transferred	$134.5

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The intangible assets acquired are principally affinity relationships ($39.0 million) and patent and technology ($5.0 million), which are expected to be amortized over seven years and five years, respectively. However, the purchase price allocation for Connexions is not complete as the acquisition occurred in July 2010, and the Company is still in the process of finalizing the valuation of the intangible assets acquired.

Revenue included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2010 is $11.5 million for both periods and income from operations included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2010 are $0.7 million for both periods. The pro forma revenue and loss before income taxes and non-controlling interest of the Company assuming the acquisition had occurred on the first day of the respective years would have been $1,067.7 million and $35.7 million for 2009 and $1,054.9 million and $54.6 million for 2010, respectively. The pro forma results are intended for informational purposes and are not necessarily indicative of the results of operations that would have occurred had the Connexions acquisition been in effect at the beginning of the periods presented, or of future results of the combined operations.

3. INTANGIBLE ASSETS

Intangible assets consisted of:

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$846.2	$(679.6)	$166.6
Affinity relationships	638.5	(399.6)	238.9
Proprietary databases and systems	55.9	(54.8)	1.1
Trademarks and tradenames	26.9	(8.9)	18.0
Patents and technology	30.0	(15.8)	14.2
Covenants not to compete	2.1	(0.7)	1.4

	$1,599.6	$(1,159.4)	$440.2

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$809.1	$(607.4)	$201.7
Affinity relationships	603.4	(362.7)	240.7
Proprietary databases and systems	56.0	(54.3)	1.7
Trademarks and tradenames	26.1	(7.6)	18.5
Patents and technology	25.0	(13.9)	11.1
Covenants not to compete	1.2	(0.5)	0.7

	$1,520.8	$(1,046.4)	$474.4

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Member relationships	$24.1	$25.3	$72.2	$75.6
Affinity relationships	13.1	13.7	37.9	40.7
Proprietary databases and systems	0.1	0.3	0.5	0.8
Trademarks and tradenames	0.5	0.4	1.4	1.3
Patents and technology	0.8	0.5	1.9	1.7
Covenants not to compete	0.2	0.1	0.3	0.2

	$38.8	$40.3	$114.2	$120.3

        Based on the Company’s amortizable intangible assets as of September 30, 2010, the Company expects the related amortization expense for fiscal 2010 and the four succeeding fiscal years to be $149.2 million in 2010, $129.0 million in 2011, $103.9 million in 2012, $55.2 million in 2013 and $50.3 million in 2014.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

At January 1, 2010 and September 30, 2010, the Company had gross goodwill of $333.8 million and $422.2 million, respectively, and accumulated impairment losses of $15.0 million as of both dates. The accumulated impairment losses represent the impairment of all of the goodwill assigned to the Loyalty products segment related to the Apollo Transactions. The change in the Company’s carrying amount of goodwill in fiscal 2010 is primarily due to the July 1, 2010 acquisition of Connexions. All of the goodwill acquired as a result of the acquisition of Connexions has been allocated to the Loyalty products segment. Goodwill attributed to each of the Company’s reporting segments is as follows:

	September 30, 2010	December 31, 2009
Membership products	$231.1	$231.1
Insurance and package products	58.3	58.3
Loyalty products	89.4	—
International products	28.3	29.4

	$407.1	$318.8

4. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$61.6	$(49.8)	$11.8	$61.4	$(42.6)	$18.8
List fees	27.4	(12.1)	15.3	24.5	(9.0)	15.5

	$89.0	$(61.9)	$27.1	$85.9	$(51.6)	$34.3

Amortization expense for the three and nine months ended September 30, 2010 was $3.5 million and $10.0 million, respectively, of which $1.1 million and $3.2 million, respectively, is included in marketing expense and $2.4 million and $6.8 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense for the three and nine months ended September 30, 2009 was $4.1 million and $11.4 million, respectively, of which $0.9 million and $2.6 million, respectively, is included in marketing expense and $3.2 million and $8.8 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Based on the Company’s contract rights and list fees as of September 30, 2010, the Company expects the related amortization expense for fiscal 2010 and the four succeeding fiscal years to be approximately $13.3 million in 2010, $11.1 million in 2011, $3.6 million in 2012, $3.1 million in 2013 and $2.3 million in 2014.

5. LONG-TERM DEBT

Long-term debt consisted of:

	September 30, 2010	December 31, 2009
Term loan due 2016	$870.6	$—
Term loan due 2012	—	648.6
10 1/8% senior notes due 2013, net of unamortized discount of $0.9 and $1.1, respectively, with an effective interest rate of 10.285%	303.1	302.9
10 1/8% senior notes due 2013, net of unamortized discount of $9.4 and $11.7, respectively, with an effective interest rate of 12.8775%	140.6	138.3
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $2.7 and $3.1, respectively, with an effective interest rate of 11.75%	352.8	352.4
Capital lease obligations	1.5	1.2

Total debt	1,668.6	1,443.4
Less: current portion of long-term debt	(9.1)	(20.2)

Long-term debt	$1,659.5	$1,423.2

On April 9, 2010, the Company, as Borrower and Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). The Affinion Credit Facility consists of a five-year $125.0 million

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

revolving credit facility and an $875.0 million term loan facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. The effective interest rate on the term loan for the period from April 9, 2010 to September 30, 2010 was 5% per annum. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions (provided that Holdings’ guarantee obligations will not extend to any additional credit facilities as described above until Holdings’ existing credit facility is repaid or refinanced). The credit facility is secured to the extent legally permissible by substantially all the assets of (i) Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in the Company’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires the Company to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under the Affinion Credit Facility were utilized to repay the outstanding balance of the previously existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of approximately $7.4 million during the nine months ended September 30, 2010 representing the write-off of the unamortized balance of the deferred financing costs associated with the prior credit facility.

As of September 30, 2010, there were no outstanding borrowings under the revolving credit facility and at December 31, 2009, there were no outstanding borrowings under the previously existing revolving credit facility. Borrowings during the nine months ended September 30, 2010 and 2009 were $39.0 million and $136.4 million, respectively, and repayments during the nine months ended September 30, 2010 and 2009 were $39.0 million and $193.4 million, respectively. As of September 30, 2010, the Company had $118.2 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $6.8 million of letters of credit.

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bear interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes mature on October 15, 2013. As discussed in Note 12—Guarantor/Non-Guarantor Supplemental Financial Information, the Senior Notes are guaranteed by substantially all of the domestic subsidiaries of the Company.

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

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually, on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility, the Senior Notes and the 2009 Senior Notes (defined below) as discussed in Note 12—Guarantor/Non-Guarantor Supplemental Financial Information.

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

On June 5, 2009, the Company issued senior notes (“2009 Senior Notes”), with a face value of $150.0 million, for net proceeds of $136.5 million. The 2009 Senior Notes bear interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The 2009 Senior Notes mature on October 15, 2013. The Company may redeem all or part of the 2009 Senior Notes at any time on or after October 15, 2009 at redemption prices (generally at a premium) set forth in the indenture governing the 2009 Senior Notes. The 2009 Senior Notes are senior unsecured obligations and rank equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. The 2009 Senior Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility, the Senior Notes and the Senior Subordinated Notes as discussed in Note 12—Guarantor/Non-Guarantor Supplemental Financial Information. Although the terms and covenants of the 2009 Senior Notes are substantially identical to those of the Senior Notes, the 2009 Senior Notes are not additional securities under the indenture governing the Senior Notes, were issued under a separate indenture, do not vote as a single class with the Senior Notes and do not necessarily trade with the Senior Notes.

On October 1, 2009, the Company completed a registered exchange offer and exchanged all of the then-outstanding 2009 Senior Notes into a like principal amount of 2009 Senior Notes that have been registered under the Securities Act.

The Affinion Credit Facility, the Senior Notes, the 2009 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends to its parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the nine months ended September 30, 2010, the Company paid a cash dividend to its parent company, Holdings, of $4.5 million. During the nine months ended September 30, 2009, the Company paid cash dividends and an in-kind dividend in the form of debt to Holdings, of $25.1 million and $1.1 million, respectively.

As of September 30, 2010, the Company believes it is in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures that govern the Senior Notes, the Senior Subordinated Notes and the 2009 Senior Notes.

On October 5, 2010, Holdings issued $325.0 million aggregate principal amount of 11.625% senior notes due November 15, 2015, or the Holdings senior notes. Any failure by Holdings to pay principal of, or interest on, the Holdings senior notes would constitute an event of default under the Affinion Credit Facility, giving the lenders under the Affinion Credit Facility the right to accelerate the repayment of all borrowings thereunder, which acceleration would also give rise to an event of default under the Senior Notes and Senior Subordinated Notes.

6. INCOME TAXES

The Company is included as a member of Holdings’ consolidated federal income tax return and as a member of certain of Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of September 30, 2010 and 2009, the Company has recorded a full valuation allowance for its U.S. federal deferred tax assets. As of September 30, 2010 and 2009, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

        The Company’s effective income tax rate for the three and nine months ended September 30, 2010 were (13.6)% and (17.7)% respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2009 were (66.3)% and (34.0)% respectively. The difference in the effective tax rates for the three months ended September 30, 2010 and 2009 is primarily a result of the increase in loss before income taxes and non-controlling interest from $9.6 million for the three months ended September 30, 2009 to $11.4 million for the three months ended September 30, 2010 and a decrease in the income tax provision from $6.4 million for the three months ended September 30, 2009 to $1.6 million for the three months ended September 30, 2010. The difference in the effective tax rates for the nine months ended September 30, 2010 and 2009 are a result of the increase in loss before income taxes and non-controlling interest from $29.0 million for the nine months ended September 30, 2009 to $51.0 million for the nine months ended September 30, 2010 and a decrease in the income tax provision from $9.9 million for the nine months ended September 30, 2009 to $9.0 million for the nine months ended September 30, 2010. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million and $0.2 million of interest related to uncertain tax positions arising in the three and nine months, respectively, ended September 30, 2010. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the three and nine months ended September 30, 2010 remained unchanged and decreased by $0.3 million, respectively, as a result of tax positions taken during the current period.

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Jurisdictions which are open to examination include Federal, state, local and foreign, principally Germany and the United Kingdom. The period for which both domestic and foreign tax years are open is based on local laws for each jurisdiction which have not been extended beyond applicable statutes. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months. Any income tax liabilities or refunds relating to periods prior to October 17, 2005 are the responsibility of Cendant as discussed in Note 9—Related Party Transactions.

7. COMMITMENTS AND CONTINGENCIES

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant, a wholly-owned subsidiary, in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, California Consumers Legal Remedies Act, and California False Advertising Law. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit.

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

Other Contingencies

        Between December 2008 and December 2009, the Company received inquiries from numerous state attorneys general relating to the marketing of its membership programs. The Company has responded to each state’s request for documents and information and is in active discussions regarding the resolution of these matters. In that regard, in August 2010, the Company entered into a voluntary Assurance of Discontinuance with the New York Attorney General’s Office. Pursuant to that settlement, the Company agreed to cease in New York its online marketing practices relating to the acquisition of consumers’ credit or debit card account numbers automatically from its retailer or merchant marketing partners when a consumer enrolls in one of the Company’s programs

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

after making a purchase through one of such partners’ web sites, as previously agreed to with the U.S. Senate Committee on Commerce, Science, and Transportation on January 6, 2010. Additionally, the Company agreed, among other things, with the New York Attorney General’s Office to cease in New York “live check” marketing whereby a consumer enrolls in a program or service by endorsing and cashing a check.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of September 30, 2010, the Company provided guarantees for surety bonds totaling approximately $12.0 million and issued letters of credit totaling $6.9 million.

Other Commitments

In December 2009, the Company entered into an operating lease for a new 140,000 square foot headquarters facility. The lease term for the new headquarters facility extends to 2024. The Company commenced occupancy of the new facility in April 2010. As a result of vacating the prior headquarters facility, the Company recognized a charge during the nine months ended September 30, 2010 of $8.0 million, comprised principally of future lease costs and related expenses for the prior headquarters facility.

8. STOCK-BASED COMPENSATION

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

In November 2007, Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Holdings’ common stock under the 2007 Plan over a ten year period. As of September 30, 2010, there were 7.4 million shares available under the 2007 Plan for future grants.

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

Stock Options

During the three and nine months ended September 30, 2010 and 2009, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

        During the nine months ended September 30, 2010, 0.1 million stock options were granted to employees from the 2007 Plan. There were no stock options granted to employees from the 2007 Plan during the three months ended September 30, 2010. The options granted during the nine months ended September 30, 2010 were granted with an exercise price of $12.63, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. During the three and nine months ended

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

September 30, 2009, 0.2 million and 0.9 million stock options, respectively, were granted to employees from the 2007 Plan with an exercise price of $15.25, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan had the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three and nine months ended September 30, 2010, there were no stock options granted to members of the Board of Directors from the 2007 Plan. During the nine months ended September 30, 2009, 0.1 million stock options were granted to members of the Board of Directors from the 2007 Plan with an exercise price of $15.25, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. These options fully vest on the date of grant and have an option term of 10 years. There were no stock options granted to members of the Board of Directors from the 2007 Plan during the three months ended September 30, 2009.

The fair value of each option award from the 2007 Plan during the three and nine months ended September 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2010	2009
Expected volatility	66.5%	66%
Expected life (in years)	6.25	6.25
Risk-free interest rate	2.79%	2.24%
Dividend yield	—%	—%

A summary of option activity for the nine months ended September 30, 2010 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2010	1,808	900	900	426	1,621
Granted	—	—	—	—	100
Exercised	(3)	—	—	—	—
Forfeited or expired	(81)	(86)	(86)	—	(185)

Outstanding options at September 30, 2010	1,724	814	814	426	1,536

Vested or expected to vest at September 30, 2010	1,724	814	814	426	1,536

Exercisable options at September 30, 2010	1,365	—	—	426	504

Weighted average remaining contractual term (in years)	5.2	5.2	5.2	6.7	8.1
Weighted average grant date fair value per option granted in 2010	$—	$—	$—	$—	$7.94
Weighted average exercise price of exercisable options at September 30, 2010	$1.56	$—	$—	$6.08	$14.00
Weighted average exercise price of outstanding options at September 30, 2010	$1.59	$1.59	$1.59	$6.08	$14.27

Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2010 totaled $1.1 million and $3.1 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2009 totaled $1.1 million and $3.8 million, respectively. As of September 30, 2010, there was $9.0 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.3 years.

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

In May 2007, the Board granted 42,000 shares of restricted stock of Holdings with a purchase price of $0.01 per share to Affinion International’s Chief Financial Officer. This award vested 100% upon three years of service. The fair value of the award was estimated to be $0.4 million, based upon the estimated fair value per share of common stock of Holdings, and was being amortized on a straight-line basis to general and administrative expense over the service period.

A summary of restricted stock activity for the nine months ended September 30, 2010 is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2010	42	$9.52
Granted	—
Vested	(42)	$9.52
Forfeited	—

Outstanding restricted unvested awards at September 30, 2010	—

Weighted average remaining contractual term (in years)	—

Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the nine months ended September 30, 2010 was $0.1 million. No stock-based compensation expense related to restricted stock was recognized during the three months ended September 30, 2010. Based on the estimated fair values of restricted stock granted, stock-based compensation expense for the three and nine months ended September 30, 2009 was expense of less than $0.1 million and a benefit of less than $0.1 million, respectively.

Restricted Stock Units

On January 13, 2010, the Board’s Compensation Committee approved the Amended and Restated 2010 Retention Award Program (the “RAP”), which provides for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan and granted approximately 942,000 RSUs to key employees. The RSUs awarded under the RAP have an aggregate cash election dollar value of approximately $9.9 million and are subject to time-based vesting conditions that run through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the aggregate cash election dollar value of RSUs that will be awarded to such participant (the “Dollar Award Value”) multiplied by 1.2, divided by (ii) $12.63 (i.e. the value per share of Holdings’ common stock as of December 31, 2009). Upon vesting of the RSUs, participants may settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the four vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. In July 2010, the Board issued an additional 34,000 RSUs to key employees under the same terms. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

A summary of restricted stock unit activity for the nine months ended September 30, 2010 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2010	—
Granted	976	$12.63
Vested	(225)	12.63
Forfeited	(75)	12.63

Outstanding restricted unvested awards at September 30, 2010	676	$12.63

Weighted average remaining contractual term (in years)	1.0

        Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and nine months ended September 30, 2010 was $1.2 million and $3.2 million, respectively. As of September 30, 2010, there was $7.8 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.8 years.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

9. RELATED PARTY TRANSACTIONS

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

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The revenue earned for such services was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2010, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2009, respectively, and is included in net revenues in the accompanying unaudited condensed consolidated statements of operations. The Company incurred expenses of $0.3 million and $0.8 million for the three and nine months ended September 30, 2010, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Certain marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expire in December 2010 and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminates an agreement prior to December 31, 2010, then the Cendant subsidiary is required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. The expense incurred for such services was $0.6 million and $1.6 million for the three and nine months ended September 30, 2010, respectively, and $0.9 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations. In accordance with the terms of the marketing agreements, certain of the Cendant subsidiaries have provided notice to the Company of their intent to terminate certain of the marketing agreements as of December 31, 2010.

Under the loyalty and rewards program administration agreements, the Company continued to administer loyalty programs for certain Cendant subsidiaries. The agreements provided for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The initial loyalty and reward program agreements expired on December 31, 2009. A termination notice has been received related to one of the programs and administration of that program will cease during 2010. The contract to administer the other program was renewed for a three year term. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.5 million and $4.0 million for the three and nine months ended September 30, 2010, respectively, and $2.0 million and $6.0 million for the three and nine months ended September 30, 2009, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.3 million and $0.9 million for the three and nine months ended September 30, 2010, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2009, respectively.

Apollo Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amounts expensed related to this consulting agreement were $0.5 million for the three months ended September 30, 2010 and 2009 and $1.5 million for the nine months ended September 30, 2010 and 2009 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

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

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.2 million and $0.8 million for the three and nine months ended September 30, 2010, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2009, respectively, and are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.

On June 11, 2009, the Company utilized cash on hand and available funds under its revolving credit facility to purchase $64.0 million face amount of Holdings’ outstanding debt from an affiliate of Apollo for $44.8 million. As a result of Holdings’ election to pay interest by adding such interest to the principal amount of the debt for the interest periods ended September 1, 2009, February 26, 2010 and August 30, 2010, the Company increased the carrying amount of the debt securities by $7.5 million, including $3.3 million and $6.2 million during the three and nine months ended September 30, 2010, respectively. These debt securities, along with an additional $5.0 million of debt securities purchased from a third-party for $4.4 million in November, 2009, are classified as held-to-maturity debt securities and are included in other non-current assets on the September 30, 2010 and December 31, 2009 balance sheets at their aggregate amortized cost of $67.0 million and $54.9 million, respectively.

10. FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

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

All three interest rate swaps are recorded at fair value. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2010, the Company recorded interest expense, representing realized and unrealized gains and losses, of $5.6 million and $19.9 million, respectively, related to the interest rate swaps. For the three and nine months ended September 30, 2009, the Company recorded interest expense of $9.2 million and $12.0 million, respectively, related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2010 (dollars are in millions unless otherwise indicated):

	2010	2011	2012	2013	2014	2015 and Thereafter	Total	Fair Value At September 30, 2010
Fixed rate debt	$0.1	$0.3	$0.3	$454.4	$0.3	$355.6	$811.0	$847.1
Average interest rate	11.41%	11.41%	11.41%	11.41%	11.75%	11.75%
Variable rate debt	$8.8	$8.8	$8.8	$8.8	$8.8	$826.6	$870.6	$855.4
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed-interest rate swaps(b)								$26.4
Average pay rate	3.02%	2.56%	2.99%
Average receive rate	0.34%	0.49%	0.92%

(a)	Average interest rate is based on rates in effect at September 30, 2010.
(b)	The fair value of the interest rate swaps is included in accounts payable and accrued expenses ($8.1 million) and other long-term liabilities ($18.3 million) at September 30, 2010. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Foreign Currency Forward Contract

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, the Company extended the contract for another thirty days. During the three and nine months ended September 30, 2010, the Company recognized a realized loss of less than $0.1 million and an unrealized loss as of September 30, 2010 of $0.1 million.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of September 30, 2010, approximately $91.2 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at September 30, 2010 and December 31, 2009 due to the short-term maturities of these assets and liabilities.

b.	Investments—At September 30, 2010 and December 31, 2009, the carrying amounts of equity investments, which are included in other current assets on the consolidated balance sheets, approximate fair value, which is based on quoted market prices or other available market information. At September 30, 2010 and December 31, 2009, the investment in held-to-maturity debt instruments of Holdings are included in other non-current assets on the consolidated balance sheets at their amortized cost of $67.0 million and $54.9 million, respectively. The fair value of the investment in held-to-maturity debt instruments is $77.5 million based on third quarter indicative valuations.

c.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at September 30, 2010 and December 31, 2009 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

d.	Interest Rate Swaps—At September 30, 2010 and December 31, 2009, the Company’s estimated fair value of its interest rate swaps is based upon available market information. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions. The counterparty to the swaps entered into in 2005 and 2008 had a long-term rating of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings as of October 14, 2010. The counterparty to the swap entered into in 2009 had a long-term rating of Aa3 by Moody’s and A+ by Standard & Poor’s and Fitch Ratings as of October 14, 2010. The Company does not expect any losses from non-performance by these counterparties.

e.	Foreign Currency Forward Contract—At September 30, 2010, the Company’s estimated fair value of its foreign currency forward contract is based upon available market information. The fair value of the foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contract. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contract. The counterparty to the foreign currency forward contract is a major financial institution with a long-term rating of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings as of October 14, 2010. The Company does not expect any losses from non-performance by this counterparty.

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

The fair values of certain financial instruments as of September 30, 2010 are shown in the table below:

	Fair Value Measurements at September 30, 2010
	Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in accounts payable and accrued expenses)	(8.1)	—	(8.1)	—
Foreign currency forward contract (included in accounts payable and accrued expenses)	(0.1)	—	(0.1)	—
Interest rate swaps (included in other long-term liabilities)	(18.3)	—	(18.3)	—

The fair values of certain financial instruments as of December 31, 2009 are shown in the table below:

	Fair Value Measurements at December 31, 2009
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in other long-term liabilities)	(19.1)	—	(19.1)	—

11. SEGMENT INFORMATION

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

Net Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Affinion North America
Membership products	$171.7	$184.8	$517.5	$534.5
Insurance and package products	87.1	89.7	264.0	257.3
Loyalty products	30.1	19.6	71.0	54.2
Eliminations	(0.9)	(0.8)	(2.6)	(2.8)

Total North America	288.0	293.3	849.9	843.2
Affinion International
International products	58.5	67.8	180.3	185.4

	$346.5	$361.1	$1,030.2	$1,028.6

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Segment EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Affinion North America
Membership products	$34.7	$38.3	$104.6	$104.7
Insurance and package products	24.6	27.0	78.4	82.5
Loyalty products	10.0	6.8	22.1	18.1

Total North America	69.3	72.1	205.1	205.3
Affinion International
International products	7.8	12.7	21.1	28.9

Total products	77.1	84.8	226.2	234.2
Corporate	0.1	(2.1)	(9.9)	(5.2)

	$77.2	$82.7	$216.3	$229.0

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Segment EBITDA	$77.2	$82.7	$216.3	$229.0
Depreciation and amortization	(50.1)	(51.7)	(147.2)	(153.2)

Income from operations	$27.1	$31.0	$69.1	$75.8

As of September 30, 2010 and December 31, 2009, the segment assets of the Loyalty products segment were $238.7 million and $126.6 million, respectively. The increase in segment assets of $112.1 million is primarily attributable to the acquisition of Connexions.

12. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, and the related condensed consolidating statements of operations for the three and nine month periods ended September 30, 2010 and 2009 and the related condensed consolidating statements of cash flows for the nine month periods ended September 30, 2010 and 2009 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2010

(In millions)

	Affinion Group, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$165.8	$3.4	$19.7	$—	$188.9
Restricted cash	4.9	21.5	12.8	—	39.2
Receivables, net	1.2	81.9	41.4	—	124.5
Receivables from related parties	—	5.4	0.9	—	6.3
Profit-sharing receivables from insurance carriers	—	91.2	1.6	—	92.8
Prepaid commissions	—	54.4	6.7	—	61.1
Income taxes receivable	—	1.7	1.2	—	2.9
Intercompany loans receivables	12.4	—	—	(12.4)	—
Other current assets	10.6	31.5	24.4	—	66.5

Total current assets	194.9	291.0	108.7	(12.4)	582.2
Property and equipment, net	10.1	80.9	20.2	—	111.2
Contract rights and list fees, net	—	17.4	9.7	—	27.1
Goodwill	—	378.8	28.3	—	407.1
Other intangibles, net	—	383.9	56.3	—	440.2
Investment in subsidiaries	1,802.3	—	—	(1,802.3)	—
Intercompany loan receivables	32.9	—	—	(32.9)	—
Intercompany receivables	—	912.0	0.6	(912.6)	—
Other non-current assets	42.4	27.0	76.0	—	145.4

Total assets	$2,082.6	$2,091.0	$299.8	$(2,760.2)	$1,713.2

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$8.7	$0.4	$—	$—	$9.1
Accounts payable and accrued expenses	118.4	182.8	92.1	—	393.3
Payables to related parties	12.7	0.9	2.7	—	16.3
Deferred revenue	0.8	141.8	28.0	—	170.6
Income taxes payable	0.9	—	4.9	—	5.8
Intercompany loans payable	—	—	12.4	(12.4)	—

Total current liabilities	141.5	325.9	140.1	(12.4)	595.1
Long-term debt	1,658.4	1.1	—	—	1,659.5
Deferred income taxes	—	29.2	8.7	—	37.9
Deferred revenue	—	14.6	8.7	—	23.3
Intercompany loan payable	—	—	32.9	(32.9)	—
Intercompany payables	912.6	—	—	(912.6)	—
Other long-term liabilities	45.0	12.9	13.4	—	71.3

Total liabilities	2,757.5	383.7	203.8	(957.9)	2,387.1

Affinion Group, Inc. deficit	(674.9)	1,707.3	95.0	(1,802.3)	(674.9)
Non-controlling interest in subsidiary	—	—	1.0	—	1.0

Total deficit	(674.9)	1,707.3	96.0	(1,802.3)	(673.9)

Total liabilities and deficit	$2,082.6	$2,091.0	$299.8	$(2,760.2)	$1,713.2

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

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$288.1	$58.4	$—	$346.5

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	125.7	18.1	—	143.8
Operating costs	—	67.9	24.6	—	92.5
General and administrative	3.4	22.0	7.6	—	33.0
Depreciation and amortization	0.7	41.8	7.6	—	50.1

Total expenses	4.1	257.4	57.9	—	319.4

Income (loss) from operations	(4.1)	30.7	0.5	—	27.1
Interest (expense) income, net	(41.5)	0.1	2.8	—	(38.6)
Interest income (expense) — intercompany	0.4	—	(0.4)	—	—
Other income, net	—	—	0.1	—	0.1

Income (loss) before income taxes and non-controlling interest	(45.2)	30.8	3.0	—	(11.4)
Income tax (expense) benefit	(0.5)	(1.7)	0.6	—	(1.6)

	(45.7)	29.1	3.6	—	(13.0)
Equity in income of subsidiaries	32.4	—	—	(32.4)	—

Net loss	(13.3)	29.1	3.6	(32.4)	(13.0)
Less: net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)

Net loss attributable to Affinion Group, Inc.	$(13.3)	$29.1	$3.3	$(32.4)	$(13.3)

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$850.0	$180.2	$—	$1,030.2

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	365.1	58.5	—	423.6
Operating costs	—	195.1	80.6	—	275.7
General and administrative	22.4	61.2	23.0	—	106.6
Facility exit costs	—	8.0	—	—	8.0
Depreciation and amortization	0.7	123.9	22.6	—	147.2

Total expenses	23.1	753.3	184.7	—	961.1

Income (loss) from operations	(23.1)	96.7	(4.5)	—	69.1
Interest (expense) income, net	(119.8)	0.5	8.4	—	(110.9)
Interest income (expense) — intercompany	0.9	—	(0.9)	—	—
Loss on extinguishment of debt	(7.4)	—	—	—	(7.4)
Other expense, net	—	—	(1.8)	—	(1.8)

Income (loss) before income taxes and non-controlling interest	(149.4)	97.2	1.2	—	(51.0)
Income tax expense	(1.6)	(5.8)	(1.6)	—	(9.0)

	(151.0)	91.4	(0.4)	—	(60.0)
Equity in income of subsidiaries	90.2	—	—	(90.2)	—

Net loss	(60.8)	91.4	(0.4)	(90.2)	(60.0)
Less: net income attributable to non-controlling interest	—	—	(0.8)	—	(0.8)

Net loss attributable to Affinion Group, Inc.	$(60.8)	$91.4	$(1.2)	$(90.2)	$(60.8)

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$293.2	$67.9	$—	$361.1

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	138.0	23.0	—	161.0
Operating costs	—	61.5	26.7	—	88.2
General and administrative	4.5	18.1	6.6	—	29.2
Depreciation and amortization	—	43.7	8.0	—	51.7

Total expenses	4.5	261.3	64.3	—	330.1

Income (loss) from operations	(4.5)	31.9	3.6	—	31.0
Interest (expense) income, net	(38.2)	(0.1)	2.5	—	(35.8)
Other expense, net	—	—	(4.8)	—	(4.8)

Income (loss) before income taxes and non-controlling interest	(42.7)	31.8	1.3	—	(9.6)
Income tax expense	(0.9)	(3.6)	(1.9)	—	(6.4)

	(43.6)	28.2	(0.6)	—	(16.0)
Equity in income of subsidiaries	27.3	—	—	(27.3)	—

Net loss	(16.3)	28.2	(0.6)	(27.3)	(16.0)
Less: net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)

Net loss attributable to Affinion Group, Inc.	$(16.3)	$28.2	$(0.9)	$(27.3)	$(16.3)

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$843.2	$185.4	$—	$1,028.6

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	388.7	64.2	—	452.9
Operating costs	—	183.5	77.7	—	261.2
General and administrative	11.0	56.3	18.2	—	85.5
Depreciation and amortization	—	130.7	22.5	—	153.2

Total expenses	11.0	759.2	182.6	—	952.8

Income (loss) from operations	(11.0)	84.0	2.8	—	75.8
Interest (expense) income, net	(94.5)	(0.6)	1.8	—	(93.3)
Other expense, net	—	0.1	(11.6)	—	(11.5)

Income (loss) before income taxes and non-controlling interest	(105.5)	83.5	(7.0)	—	(29.0)
Income tax expense	(1.6)	(6.6)	(1.7)	—	(9.9)

	(107.1)	76.9	(8.7)	—	(38.9)
Equity in income of subsidiaries	67.5	—	—	(67.5)	—

Net loss	(39.6)	76.9	(8.7)	(67.5)	(38.9)
Less: net income attributable to non-controlling interest	—	—	(0.7)	—	(0.7)

Net loss attributable to Affinion Group, Inc.	$(39.6)	$76.9	$(9.4)	$(67.5)	$(39.6)

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(60.8)	$91.4	$(0.4)	$(90.2)	$(60.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.7	123.9	22.6	—	147.2
Amortization of favorable and unfavorable contracts	—	(1.7)	—	—	(1.7)
Amortization of debt discount and financing costs	8.1	—	—	—	8.1
Unrealized loss on interest rate swaps	7.3	—	—	—	7.3
Unrealized foreign currency transaction loss	—	—	1.9	—	1.9
Loss on extinguishment of debt	7.4	—	—	—	7.4
Facility exit costs	—	8.0	—	—	8.0
Stock-based compensation	6.4	—	—	—	6.4
Equity in income (loss) of subsidiaries	(90.2)	—	—	90.2	—
Interest accretion on held-to-maturity debt securities	—	—	(6.0)	—	(6.0)
Deferred income taxes	0.3	5.5	(1.5)	—	4.3
Payment received for assumption of loyalty points program	—	6.5	—	—	6.5
Net change in assets and liabilities:				—
Restricted cash	(4.9)	0.5	0.9	—	(3.5)
Receivables	(0.1)	9.2	0.3	—	9.4
Receivables from and payables to related parties	(2.7)	(0.2)	(5.8)	—	(8.7)
Profit-sharing receivables from insurance carriers	—	(22.6)	1.5	—	(21.1)
Prepaid commissions	—	2.9	0.4	—	3.3
Other current assets	(3.4)	(5.1)	(4.1)	—	(12.6)
Contract rights and list fees	—	0.3	—	—	0.3
Other non-current assets	0.2	0.1	0.2	—	0.5
Accounts payable and accrued expenses	45.0	24.7	1.3	—	71.1
Deferred revenue	(0.9)	(28.1)	(6.1)	—	(35.1)
Income taxes receivable and payable	(0.1)	(0.3)	(1.4)	—	(1.8)
Other long-term liabilities	5.0	(2.4)	(5.8)	—	(3.2)
Other, net	1.4	—	2.4	—	3.8

Net cash (used in) provided by operating activities	(81.3)	212.7	0.4	—	131.8

Investing Activities
Capital expenditures	(5.9)	(16.9)	(6.6)	—	(29.4)
Restricted cash	—	—	(1.0)	—	(1.0)
Acquisition-related payment, net of cash acquired	—	(168.1)	—	—	(168.1)
Other investing activity	—	—	(1.0)	—	(1.0)

Net cash used in investing activities	(5.9)	(185.0)	(8.6)	—	(199.5)

Financing Activities
Proceeds from borrowings	875.0	—	—	—	875.0
Principal payments on borrowings	(653.0)	(0.2)	—	—	(653.2)
Deferred financing costs	(27.0)	—	—	—	(27.0)
Return of capital to parent company	(4.5)	—	—	—	(4.5)
Intercompany loan	20.0	—	(20.0)	—	—
Intercompany receivables and payables	174.1	(172.2)	(1.9)	—	—
Capital contribution	(135.5)	134.5	1.0	—	—
Distribution to non-controlling interest	—	—	(1.0)	—	(1.0)

Net cash provided by (used in) financing activities	249.1	(37.9)	(21.9)	—	189.3

Effect of changes in exchange rates on cash and cash equivalents	—	—	(2.5)	—	(2.5)

Net increase (decrease) in cash and cash equivalents	161.9	(10.2)	(32.6)	—	119.1
Cash and cash equivalents, beginning of period	3.9	13.6	52.3	—	69.8

Cash and cash equivalents, end of period	$165.8	$3.4	$19.7	$—	$188.9

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(39.6)	$76.9	$(8.7)	$(67.5)	$(38.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.1	130.6	22.5	—	153.2
Amortization of favorable and unfavorable contracts	—	(1.7)	—	—	(1.7)
Amortization of debt discount and financing costs	5.7	—	—	—	5.7
Unrealized loss on interest rate swaps	2.2	—	—	—	2.2
Unrealized foreign currency transaction loss	—	—	11.6	—	11.6
Stock-based compensation	3.8	—	—	—	3.8
Interest accretion on held-to-maturity debt securities	—	—	(2.3)	—	(2.3)
Equity in (income) loss of subsidiaries	(67.5)	—	—	67.5	—
Deferred income taxes	0.1	6.3	(13.2)	—	(6.8)
Payment received for assumption of loyalty points program liability	—	6.7	—	—	6.7
Net change in assets and liabilities:				—
Restricted cash	—	0.8	(0.1)	—	0.7
Receivables	(0.2)	(5.0)	(13.7)	—	(18.9)
Receivables from and payables to related parties	0.2	3.5	(2.4)	—	1.3
Profit-sharing receivables from insurance carriers	—	10.9	(0.5)	—	10.4
Prepaid commissions	—	(3.2)	0.9	—	(2.3)
Other current assets	(1.5)	1.1	(2.7)	—	(3.1)
Contract rights and list fees	—	(1.7)	—	—	(1.7)
Other non-current assets	0.2	(17.6)	0.7	—	(16.7)
Accounts payable and accrued expenses	21.6	(3.4)	18.1	—	36.3
Deferred revenue	—	(27.5)	0.1	—	(27.4)
Income taxes receivable and payable	(0.1)	0.1	12.7	—	12.7
Other long-term liabilities	0.3	(0.5)	(4.6)	—	(4.8)
Other, net	0.1	—	(1.2)	—	(1.1)

Net cash provided by (used in) operating activities	(74.6)	176.3	17.2	—	118.9

Investing Activities
Capital expenditures	(1.9)	(20.6)	(5.7)	—	(28.2)
Restricted cash	—	0.2	—	—	0.2
Purchase of held-to-maturity debt securities	—	—	(44.8)	—	(44.8)
Acquisition-related payments, net of cash acquired	—	(2.3)	—	—	(2.3)

Net cash used in investing activities	(1.9)	(22.7)	(50.5)	—	(75.1)

Financing Activities				—
Proceeds from borrowings	136.5	—	—	—	136.5
Deferred financing costs	(4.3)	—	—	—	(4.3)
Repayments under line of credit, net	(57.0)	—	—	—	(57.0)
Principal payments on borrowings	(6.4)	(0.3)	—	—	(6.7)
Dividends paid to parent company	(26.2)	—	—	—	(26.2)
Intercompany loan	21.9	—	(21.9)	—	—
Intercompany receivables and payables	92.1	(99.2)	7.1	—	—
Intercompany dividend	0.4	(0.4)	—	—	—
Capital contribution	(44.8)	—	44.8	—	—
Distribution to non-controlling interest	—	—	(0.7)	—	(0.7)

Net cash provided by (used in) financing activities	112.2	(99.9)	29.3	—	41.6

Effect of changes in exchange rates on cash and cash equivalents	—	—	1.5	—	1.5

Net increase (decrease) in cash and cash equivalents	35.7	53.7	(2.5)	—	86.9
Cash and cash equivalents, beginning of period	—	2.9	33.4	—	36.3

Cash and cash equivalents, end of period	$35.7	$56.6	$30.9	$—	$123.2

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

13. SUBSEQUENT EVENT

On October 4, 2010, the Company declared a cash dividend to its parent, Holdings, in the amount of $115.3 million. In connection with a refinancing of its outstanding debt, Holdings used all of the proceeds from the dividend to repay a portion of its debt. As a result of the refinancing, all of Holdings debt securities held by the Company were redeemed in October 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Form 10-Q”) is prepared by Affinion Group, Inc. Unless otherwise indicated or the context otherwise requires, in this Form 10-Q all references to “Affinion,” the “Company,” “we,” “our” and “us” refer to Affinion Group, Inc. and its subsidiaries on a consolidated basis; and all references to “Holdings” refer to Affinion Group Holdings, Inc., the parent company of Affinion Group, Inc.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

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

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed under “Item 1A. Risk Factors” in our Form 10-K and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, or MD&A. All forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Introduction

The MD&A is provided as a supplement to the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, results of our operations and changes in our financial condition. The MD&A is organized as follows:

•

Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2010 and 2009. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2010 and 2009 and our financial condition as of September 30, 2010, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of

December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, included in Form 10-K for a summary of our significant accounting policies.

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

As of June 30, 2010, we had approximately 66.2 million customers enrolled in our membership, insurance and package programs worldwide and approximately 105 million customers who received credit or debit card enhancement services or loyalty points-based management services.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2009, managed approximately 527 billion points with an estimated redemption value of approximately $5.0 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our Membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues are recognized upon completion of the membership term when they are no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of the membership term. This allows us to recognize revenue ratably over the annual membership term. In 2009 and the nine months ended September 30, 2010, approximately 79% and 96%, respectively, of our new member enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

We generally utilize the brand names and customer contacts of our marketing partners in our marketing campaigns. We usually compensate our marketing partners either through commissions based on revenues we receive from members (which we expense in proportion to the revenue we recognize) or up-front marketing payments, commonly referred to as “bounties” (which we expense when incurred). In addition, during 2009, as we saw subscriber pay-through rates in our North American Membership products line begin to drop below historical averages, we began to enter into arrangements with certain marketing partners which we believe offer better utilization of our marketing spend. Under these arrangements, we pay our marketing partners advance commissions which provide the potential for recovery from the marketing partners if certain targets are not achieved. These payments are recorded on the balance sheet and expensed as the membership revenue is earned. The commission rates which we pay to our marketing partners differ depending on the arrangement we have with the particular marketing partner and the type of media we utilize for a given marketing campaign. For example, marketing campaigns utilizing direct mail and online channels generally have lower commission rates than other marketing channels which we use. As a result of recent changes in marketing partner arrangements and a higher percentage of our new customers being acquired through the direct mail and online media, our membership commission rates for the past five years have consistently decreased as a percentage of revenue.

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

Results of Operations

Supplemental Data

The following table provides data for selected business segments (member and insured amounts in thousands except per average member amounts and percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Global Membership Products:
Retail
Average Members(1)(2)	6,766	7,854	7,077	7,934
Annualized Net Revenue Per Average Member(3)	$93.55	$83.11	$90.44	$80.49
Average Retail Members including wholesale formerly retail and other(2)(4)	8,830	9,792	9,060	9,910
Affinion North America:
Membership Products
Retail
Average Members(1)	6,338	7,247	6,601	7,331
% Monthly Members	63.6%	53.3%	61.9%	50.5%
% Annual Members.	36.4%	46.7%	38.1%	49.5%
Annualized Net Revenue Per Average Member(3)	$93.31	$81.50	$90.05	$79.77
Wholesale
Average Members(1)	5,963	5,726	5,854	5,591
Portion for service formerly retail and other(4)	1,926	1,938	1,872	1,976
Average Retail Members including wholesale formerly retail and other(4)	8,264	9,185	8,473	9,307
Insurance and Package Products
Insurance
Average Basic Insured(1)	22,467	23,686	22,700	23,439
Average Supplemental Insured	4,379	4,522	4,423	4,564
Annualized Net Revenue Per Supplemental Insured(3)	$61.36	$59.61	$60.72	$55.82
Package
Average Members(1)	8,096	6,554	7,896	6,166
Annualized Net Revenue Per Average Member(3)	$7.89	$10.45	$8.14	$11.47
Affinion International:
International Products
Package
Average Members(1)	16,325	16,434	16,523	16,209
Annualized Net Revenue Per Average Member(3)	$6.95	$7.79	$7.12	$7.39
Other Retail Membership
Average Members(1)	1,277	1,392	1,279	1,484
Annualized Net Revenue Per Average Member (3)	$37.15	$39.09	$38.02	$34.46
New Retail Membership
Average Members(1)	428	607	476	603
Annualized Net Revenue Per Average Member(3)	$97.11	$102.35	$95.89	$89.20
Fee for service formerly retail(4)	138	—	111	—
New retail including formerly retail(4)	566	607	587	603

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A member’s or insured’s, as applicable, account is added or removed in the period in which the member or insured, as applicable, has joined or cancelled.
(2)	Includes International Operations New Retail Average Members.
(3)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(4)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at point of sale retail locations to their customers.

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

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the marketing partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage. During 2009 and the first nine months of 2010, we were successful in increasing the average revenue per supplemental insured due in part to our marketing efforts to increase coverage levels from our existing base of insureds and by offering higher coverage levels to new insureds which has substantially offset the decline in the total number of supplemental insureds. Lower claims experience positively affected cost of insurance resulting in an increase in average revenue per supplemental insured.

The domestic package member base has stabilized, with the majority of the growth in the first two quarters of 2010 due to a new wholesale relationship we began in 2008.

Segment EBITDA

Segment EBITDA consists of income from operations before depreciation and amortization. Segment EBITDA is the measure management uses to evaluate segment performance and we present Segment EBITDA to enhance your understanding of our operating performance. We use Segment EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Segment EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Segment EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (“U.S. GAAP”), and Segment EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Segment EBITDA an alternative to operating or net income determined in accordance with U.S. GAAP, an indicator of operating performance or an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, or an indicator of cash flows, or a measure of liquidity.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table summarizes our consolidated results of operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Increase (Decrease)
Net revenues	$346.5	$361.1	$(14.6)

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	143.8	161.0	(17.2)
Operating costs	92.5	88.2	4.3
General and administrative	33.0	29.2	3.8
Depreciation and amortization	50.1	51.7	(1.6)

Total expenses	319.4	330.1	(10.7)

Income from operations	27.1	31.0	(3.9)
Interest income	3.9	3.5	0.4
Interest expense	(42.5)	(39.3)	(3.2)
Other expense, net	0.1	(4.8)	4.9

Loss before income taxes and non-controlling interest	(11.4)	(9.6)	(1.8)
Income tax expense	(1.6)	(6.4)	4.8

Net loss	(13.0)	(16.0)	3.0
Less: net income attributable to non-controlling interest	(0.3)	(0.3)	—

Net loss attributable to Affinion Group, Inc.	$(13.3)	$(16.3)	$3.0

Summary of Operating Results for the Three Months Ended September 30, 2010

The following is a summary of changes affecting our operating results for the three months ended September 30, 2010.

Net revenues decreased $14.6 million, or 4.0%, for the three months ended September 30, 2010 as compared to the same period in the prior year. Net revenues in our North American units decreased $5.3 million as net revenues of $11.5 million from the July 1, 2010 acquisition of Connexions Loyalty Travel Solutions, L.L.C., a provider of loyalty rewards travel solutions in North America, or the Connexions acquisition, was offset by the absence in 2010 of a 2009 contract termination settlement in our Membership business. International segment net revenues declined by $9.3 million primarily due to the stronger U.S. dollar and lower package revenues.

Segment EBITDA decreased $5.5 million, as lower marketing and commissions were more than offset by lower net revenues and higher operating and general and administrative costs.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following section provides an overview of our consolidated results of operations for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Net Revenues. During the three months ended September 30, 2010, we reported net revenues of $346.5 million, a decrease of $14.6 million, or 4.0%, as compared to net revenues of $361.1 million in the comparable period in 2009. Net revenues of our Membership products decreased $13.1 million primarily from the absence in 2010 of a contract termination settlement recorded in 2009. International products net revenues decreased $9.3 million primarily due to the effect of the stronger U.S. dollar, lower Package revenue and a change in deal structure with a key client. Net revenues from our Insurance and Package products decreased $2.6 million primarily from lower annualized revenue per average Package member. Loyalty products net revenues increased $10.5 million, primarily from the Connexions acquisition.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $17.2 million, or 10.7%, to $143.8 million for the three months ended September 30, 2010 from $161.0 million for the three months ended September 30, 2009. Marketing and commissions expense decreased primarily from the delays in timing of certain marketing campaigns in our Membership business and lower commissions in our International business.

Operating Costs. Operating costs increased by $4.3 million, or 4.9%, to $92.5 million for the three months ended September 30, 2010 from $88.2 million for the three months ended September 30, 2009. Operating costs were higher primarily due to the Connexions acquisition.

General and Administrative Expense. General and administrative expense increased by $3.8 million, or 13.0%, to $33.0 million for the three months ended September 30, 2010 from $29.2 million for the three months ended September 30, 2009 as higher costs associated with higher compensation expense from a retention award program, certain legal matters, prior acquisitions and the Connexions acquisition were partially offset by lower unrealized foreign currency exchange losses on intercompany balances in 2010 as compared to 2009.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.6 million for the three months ended September 30, 2010 to $50.1 million from $51.7 million for the three months ended September 30, 2009, primarily from recording $6.8 million more amortization expense in 2009 as compared to 2010 on the fair value of intangible assets resulting from the Apollo Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by $5.2 million more depreciation and amortization associated primarily with businesses and assets acquired in 2009 and 2010, principally acquired member and affinity relationship intangible assets.

Interest Income. Interest income increased $0.4 million for the three months ended September 30, 2010 to $3.9 million from accretion on held-to-maturity debt securities issued by Holdings that were purchased by the Company in 2009.

Interest Expense. Interest expense increased by $3.2 million, or 8.1%, to $42.5 million for the three months ended September 30, 2010 from $39.3 million for the three months ended September 30, 2009, primarily due to higher interest accrued on our term loan of approximately $6.5 million primarily due to increased borrowings, partially offset by a more favorable impact of interest rate swaps in 2010 as compared to 2009 of approximately $3.6 million.

Other Expense. During the three months ended September 30, 2009, we recorded unrealized foreign exchange losses of $4.8 million related to intercompany borrowings. The intercompany borrowings were settled during the first quarter of 2010 and as a result no related foreign currency exchange gains or losses were recorded during the three months ended September 30, 2010.

Income Tax Expense. Income tax expense decreased by $4.8 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily due to a decrease in the current state and foreign tax expense and deferred federal and state tax liabilities, partially offset by an increase in deferred foreign tax expense for the three months ended September 30, 2010.

Our effective income tax rates for the three months ended September 30, 2010 and 2009 were (13.6)% and (66.3)%, respectively. The difference in the effective tax rates for the three months ended September 30, 2010 and 2009 is primarily a result of the increase in loss before income taxes and non-controlling interest from $9.6 million for the three months ended September 30, 2009 to $11.4 million for the three months ended September 30, 2010 and a decrease in income tax expense from $6.4 million for the three months ended September 30, 2009 to $1.6 million for the three months ended September 30, 2010. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended September 30,
	Net Revenues			Segment EBITDA(1)
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$171.7	$184.8	$(13.1)	$34.7	$38.3	$(3.6)
Insurance and package products	87.1	89.7	(2.6)	24.6	27.0	(2.4)
Loyalty products	30.1	19.6	10.5	10.0	6.8	3.2
Eliminations	(0.9)	(0.8)	(0.1)	—	—	—

Total North America	288.0	293.3	(5.3)	69.3	72.1	(2.8)
Affinion International
International products	58.5	67.8	(9.3)	7.8	12.7	(4.9)

Total products	346.5	361.1	(14.6)	77.1	84.8	(7.7)
Corporate	—	—	—	0.1	(2.1)	2.2

Total	$346.5	$361.1	$(14.6)	77.2	82.7	(5.5)

Depreciation and amortization				(50.1)	(51.7)	1.6

Income from operations				$27.1	$31.0	$(3.9)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues decreased by $13.1 million, or 7.1%, to $171.7 million for the three months ended September 30, 2010 as compared to $184.8 million for the three months ended September 30, 2009. Net revenues decreased primarily from the absence in 2010 of a contract termination settlement recorded in 2009 of $11.9 million. In addition, higher net revenue from higher average revenue per retail member was more than offset by the impact of lower retail member volumes.

Segment EBITDA decreased by $3.6 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Segment EBITDA decreased as lower net revenues and costs associated with certain legal matters more than offset lower marketing and commissions. Marketing and commissions were lower primarily due to the delays in timing of certain marketing campaigns.

Insurance and Package Products. Insurance and package products reported net revenues of $87.1 million for the three months ended September 30, 2010, a decrease of $2.6 million, or 2.9%, as compared to $89.7 million for the three months ended September 30, 2009. Insurance revenue decreased approximately $0.7 million, principally due to lower average supplemental insureds, partially offset by an increase in the annualized net revenue per supplemental insured. Package revenue decreased approximately $1.9 million, as lower average annualized revenue per average Package member more than offset the effect of higher package members.

Segment EBITDA decreased by $2.4 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily from the lower net revenues.

Loyalty Products. Revenues from Loyalty products increased by $10.5 million, or 53.6%, for the three months ended September 30, 2010 to $30.1 million as compared to $19.6 million for the three months ended September 30, 2009. Net revenues increased $11.5 million as a result of the Connexions acquisition.

Segment EBITDA increased by $3.2 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily from the Connexions acquisition.

Affinion International

International Products. International products net revenues decreased by $9.3 million, or 13.7%, to $58.5 million for the three months ended September 30, 2010 as compared to $67.8 million for the three months ended September 30, 2009. Net revenues decreased $4.2 million from the impact of the stronger U.S. dollar. Net revenues in our Package business decreased $1.9 million as revenues generated from a business acquired in the fourth quarter of 2009 were more than offset by a decline in revenue as a result of contract renewal renegotiations with existing clients. In addition, membership revenues declined as a result of a change in deal structure with a key client thereby moving joins from retail to wholesale.

Segment EBITDA decreased by $4.9 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 as lower net revenues more than offset the positive impact of lower marketing and commissions

Corporate

Corporate costs decreased by $2.2 million for the three months ended September 30, 2010 primarily from lower unrealized foreign exchange losses on intercompany balances in 2010 as compared to 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Increase (Decrease)
Net revenues	$1,030.2	$1,028.6	$1.6

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	423.6	452.9	(29.3)
Operating costs	275.7	261.2	14.5
General and administrative	106.6	85.5	21.1
Facility exit costs	8.0	—	8.0
Depreciation and amortization	147.2	153.2	(6.0)

Total expenses	961.1	952.8	8.3

Income from operations	69.1	75.8	(6.7)
Interest income	11.1	4.5	6.6
Interest expense	(122.0)	(97.8)	(24.2)
Loss on extinguishment of debt	(7.4)	—	(7.4)
Other expense, net	(1.8)	(11.5)	9.7

Loss before income taxes and non-controlling interest	(51.0)	(29.0)	(22.0)
Income tax expense	(9.0)	(9.9)	0.9

Net loss	(60.0)	(38.9)	(21.1)
Less: net income attributable to non-controlling interest	(0.8)	(0.7)	(0.1)

Net loss attributable to Affinion Group, Inc.	$(60.8)	$(39.6)	$(21.2)

Summary of Operating Results for the Nine Months Ended September 30, 2010

The following is a summary of changes affecting our operating results for the nine months ended September 30, 2010.

Net revenues increased $1.6 million, or 0.2%, for the nine months ended September 30, 2010 as compared to the same period in the prior year. Net revenues in our North American units increased $6.7 million as higher net revenues from Insurance and Package products, primarily the result of lower cost of insurance from lower claims experience, along with higher revenues in our Loyalty business, primarily due to the Connexions acquisition, more than offset lower net revenues in our Membership business. Net revenues decreased by $5.1 million in our International segment primarily from lower package revenue, principally due to contract renegotiations with existing clients and the impact of the stronger U.S. dollar.

Segment EBITDA decreased $12.7 million, as lower marketing and commissions were more than offset by higher operating costs and increased general and administrative expenses, primarily as a result of costs associated with certain legal matters and acquisition costs, higher compensation costs and unrealized foreign currency losses on intercompany balances. In addition, we recorded a charge for facility exit costs associated with our former corporate headquarters in the amount of $8.0 million.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following section provides an overview of our consolidated results of operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Net Revenues. During the nine months ended September 30, 2010, we reported net revenues of $1,030.2 million, an increase of $1.6 million, or 0.2%, as compared to net revenues of $1,028.6 million in the comparable period in 2009. Loyalty products net revenues increased $16.8 million primarily from the July 1, 2010 acquisition of the Connexions business and new client programs. Net revenues from our Insurance and Package products increased $6.7 million primarily due to lower cost of insurance as a result of lower claims experience. Package revenues decreased as increased net revenues from higher Package members were more than offset by lower annualized revenue per average Package member. International products net revenues decreased $5.1 million as net revenue from a business acquired in the fourth quarter of 2009 and growth in travel were more than offset by the impact of the stronger U.S. dollar, lower package revenue primarily the result of contract renewal renegotiations with existing clients, and a change in deal structure with a key client. Net revenues of Membership products decreased $17.0 million primarily due to the absence of revenue recognized in 2009 related to a contract termination settlement and contractually obligated volume commitments. In addition, the negative effect of lower retail member volumes was substantially offset by higher net revenue from higher average revenue per retail member.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $29.3 million, or 6.5%, to $423.6 million for the nine months ended September 30, 2010 from $452.9 million for the nine months ended September 30, 2009. Marketing and commissions expense decreased primarily from the delays in timing of certain marketing campaigns in our Membership business and lower commissions in our International business. These decreases were partially offset by increased marketing in our Insurance and Package business.

Operating Costs. Operating costs increased by $14.5 million, or 5.6%, to $275.7 million for the nine months ended September 30, 2010 from $261.2 million for the nine months ended September 30, 2009. Operating costs were higher primarily due to higher costs in our Loyalty business, primarily the result of the Connexions acquisition and new client launches, higher fulfillment costs in our Membership business for our PrivacyGuard product and higher product and servicing costs in our International business.

General and Administrative Expense. General and administrative expense increased by $21.1 million, or 24.7%, to $106.6 million for the nine months ended September 30, 2010 from $85.5 million for the nine months ended September 30, 2009, principally due to higher compensation expense related to a retention award program, higher costs associated with certain legal matters, prior acquisitions and professional fees, the Connexions acquisition, and higher unrealized foreign exchange losses on intercompany balances in 2010 as compared to 2009.

Facility Exit Costs. We recorded facility exit costs in the amount of $8.0 million for the nine months ended September 30, 2010. These costs relate to expenses associated with the lease on our former corporate headquarters which expires in April 2014. These costs represent the present value of future lease payments and other expenses related to the facility through the expiration of the lease, net of estimated sublease income.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $6.0 million for the nine months ended September 30, 2010 to $147.2 million from $153.2 million for the nine months ended September 30, 2009, primarily from recording $19.6 million more amortization expense in 2009 as compared to 2010 on the fair value of intangible assets resulting from the Apollo Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by $13.6 million more depreciation and amortization primarily associated with businesses and assets acquired in 2009 and 2010, principally acquired member and affinity relationship intangible assets.

Interest Income. Interest income increased $6.6 million for the nine months ended September 30, 2010 to $11.1 million from accretion on held-to-maturity debt securities issued by Holdings that were purchased by the Company during 2009.

Interest Expense. Interest expense increased by $24.2 million, or 24.7%, to $122.0 million for the nine months ended September 30, 2010 from $97.8 million for the nine months ended September 30, 2009, primarily due to higher interest accrued on our term loan of approximately $11.6 million primarily due to increased borrowings, a less favorable impact of interest rate swaps in 2010 as compared to 2009 of $5.1 million and higher interest accrued on the 10 1/8% senior notes issued in June 2009 of $6.5 million.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt related to the refinancing of our term loan in April 2010 in the amount of $7.4 million which represents the unamortized amount of deferred financing costs associated with the original issuance. These costs were being amortized over the life of the loan.

Other Expense. During the nine months ended September 30, 2010, we recorded unrealized foreign exchange losses of $1.8 million related to intercompany borrowings as compared to $11.5 million of unrealized foreign exchange losses during the nine months ended September 30, 2009.

Income Tax Expense. Income tax expense decreased by $0.9 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to a decrease in deferred federal tax expense for the nine months ended September 30, 2010.

The Company’s effective income tax rates for the nine months ended September 30, 2010 and 2009 were (17.7)% and (34.0)%, respectively. The difference in the effective tax rates for the nine months ended September 30, 2010 and 2009 is primarily a result of the increase in loss before income taxes and non-controlling interest from $29.0 million for the nine months ended September 30, 2009 to $51.0 million for the nine months ended September 30, 2010 and an decrease in income tax expense from $9.9 million for the nine months ended September 30, 2009 to $9.0 million for the nine months ended September 30, 2010. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Nine Months Ended September 30,
	Net Revenues			Segment EBITDA(1)
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$517.5	$534.5	$(17.0)	$104.6	$104.7	$(0.1)
Insurance and package products	264.0	257.3	6.7	78.4	82.5	(4.1)
Loyalty products	71.0	54.2	16.8	22.1	18.1	4.0
Eliminations	(2.6)	(2.8)	0.2	—	—	—

Total North America	849.9	843.2	6.7	205.1	205.3	(0.2)
Affinion International
International products	180.3	185.4	(5.1)	21.1	28.9	(7.8)

Total products	1,030.2	1,028.6	1.6	226.2	234.2	(8.0)
Corporate	—	—	—	(9.9)	(5.2)	(4.7)

Total	$1,030.2	$1,028.6	$1.6	216.3	229.0	(12.7)

Depreciation and amortization				(147.2)	(153.2)	6.0

Income from operations				$69.1	$75.8	$(6.7)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues decreased by $17.0 million, or 3.2%, to $517.5 million for the nine months ended September 30, 2010 as compared to $534.5 million for the nine months ended September 30, 2009. Net revenues decreased primarily due to the absence of revenue recognized in 2009 related to a contract termination settlement and contractually obligated volume commitments. The negative effect of lower retail member volumes was substantially offset by higher net revenue from higher average revenue per retail member.

Segment EBITDA decreased by $0.1 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 as lower marketing and commissions of $34.8 million more than offset the effect of lower net revenues, facility exit costs of $8.0 million related to the lease on our former corporate headquarters, higher general and administrative costs of $8.6 million and higher product and servicing costs of $1.3 million. Marketing and commissions were lower primarily due to the delays in timing of certain marketing campaigns. The higher general and administrative costs were primarily due to costs associated with certain legal matters and higher professional fees. The higher product and servicing costs were from higher fulfillment costs for our PrivacyGuard product.

Insurance and Package Products. Insurance and package products reported net revenues of $264.0 million for the nine months ended September 30, 2010, an increase of $6.7 million, or 2.6%, as compared to the nine months ended September 30, 2009. Insurance revenue increased approximately $9.7 million, principally due to lower cost of insurance as a result of lower claims experience. Package revenue decreased approximately $3.0 million as increased net revenues from higher package members were more than offset by lower average annualized revenue per average Package member.

Segment EBITDA decreased by $4.1 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to higher marketing and commissions expense which more than offset the impact of the higher net revenues.

Loyalty Products. Revenues from Loyalty products increased by $16.8 million, or 31.0%, for the nine months ended September 30, 2010 to $71.0 million as compared to $54.2 million for the nine months ended September 30, 2009. Net revenues increased primarily as a result of the Connexions acquisition on July 1, 2010, which increased net revenue by $11.5 million, and from new client programs.

Segment EBITDA increased by $4.0 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, as the impact of the Connexions acquisition and the higher net revenues from new programs were partially offset by higher product and servicing costs associated with new clients.

Affinion International

International Products. International products net revenues decreased by $5.1 million, or 2.8%, to $180.3 million for the nine months ended September 30, 2010 as compared to $185.4 million for the nine months ended September 30, 2009. Net revenues decreased primarily due to the $1.4 million impact of the stronger U.S. dollar. Net revenues in our Package business decreased approximately $2.7 million as revenues generated from a business acquired in the fourth quarter of 2009 were more than offset by a decline in revenue as a result of contract renewal renegotiations with existing clients. Membership revenues declined as a result of a change in deal structure with a key client thereby moving new joins from retail to wholesale. Net revenues from our travel business increased $2.1 million partially offsetting these declines.

Segment EBITDA decreased by $7.8 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 as the lower net revenues and higher operating and general and administrative expenses more than offset lower marketing and commissions. The higher general and administrative expenses are primarily costs associated with prior acquisitions related to employee redundancy and additional consideration recognized as compensation expense. In addition, we recorded higher unrealized foreign exchange losses on intercompany balances in 2010 as compared to 2009.

Corporate

Corporate costs increased by $4.7 million to $9.9 million for the nine months ended September 30, 2010 primarily from higher unrealized foreign exchange losses on intercompany balances in 2010 as compared to 2009 and higher compensation expense related to a retention award program in the form of restricted stock units.

Financial Condition, Liquidity and Capital Resources

Financial Condition – September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009	Increase (Decrease)
	(in millions)
Total assets	$1,713.2	$1,469.4	$243.8
Total liabilities	2,387.1	2,076.2	310.9
Total equity (deficit)	(673.9)	(606.8)	(67.1)

Total assets increased by $243.8 million due to (i) an increase in cash of $119.1 million (see “—Liquidity and Capital Resources—Cash Flows”), (ii) an increase in goodwill of $88.3 million related to the Connexions acquisition, (iii) an increase in other non-current assets of $25.6 million, principally due to an increase in deferred financing costs as a result of costs incurred in connection with our amended and restated credit facility of $27.0 million and an increase in the carrying amount of debt instruments of Holdings and (iv) an increase in profit-sharing receivables from insurance carriers of $21.0 million due to the timing of receipt of the semi-annual payments from the primary insurance carrier. These increases were partially offset by a decrease in other intangibles, net of $34.2 million, principally due to amortization expense of $114.2 million and the impact of changes in foreign exchange rates, which were partially offset by acquired member relationships and other intangibles of $83.1 million principally related to current year acquisitions.

Total liabilities increased $310.9 million primarily due to (i) an increase in long-term debt of $225.2 million, principally as a result of the refinancing of our senior secured credit facility partially offset by the payoff of the prior term loan and payments of the current term loan and (ii) an increase in accounts payable and accrued expenses of $111.9 million due to the timing of cash payments and the impact of seasonality in the International travel business. This increase was partially offset by a decrease in deferred revenue of $35.7 million, primarily as a result of the continuing shift of retail members in our membership business from annual to monthly memberships.

Total equity (deficit) decreased by $67.1 million, principally due to a net loss attributable to the Company of $60.8 million, dividend payments to the Company’s parent of $4.5 million and foreign currency translation effect of $1.6 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the indebtedness incurred in connection with the Apollo Transactions, the subsequent refinancing and Holdings’ issuance of the Holdings senior notes (see “—Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations”). Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future including quarterly amortization payments on our term loan facility under our $1.0 billion amended and restated senior secured credit facility. The term loan facility also requires mandatory prepayments based on excess cash flows as defined in our amended and restated senior secured credit facility. However, under the amended and restated senior secured credit facility, the Company has a one year “holiday” on mandatory term loan prepayments based upon excess cash flows, therefore, the first mandatory prepayment based on excess cash flows, if applicable, will not be required until

March 2012. Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships which is deferred until the appropriate refund period has concluded. In spite of our historical working capital deficit, we have been able to operate effectively primarily due to our substantial cash flows from operations and our available revolving credit facility. However, as the membership base continues to shift away from memberships billed annually to memberships billed monthly, it had a negative effect on our operating cash flow. We anticipate that our working capital deficit will continue for the foreseeable future.

Cash Flows – Nine Months Ended September 30, 2010 and 2009

At September 30, 2010, we had $188.9 million of cash and cash equivalents on hand, an increase of $65.7 million from $123.2 million at September 30, 2009. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Nine Months Ended September 30,
	2010	2009	Change
	(in millions)
Cash provided by (used in):
Operating activities	$131.8	$118.9	$12.9
Investing activities	(199.5)	(75.1)	(124.4)
Financing activities	189.3	41.6	147.7
Effect of exchange rate changes	(2.5)	1.5	(4.0)

Net change in cash and cash equivalents	$119.1	$86.9	$32.2

Operating Activities

During the nine months ended September 30, 2010, we generated $12.9 million more cash from operating activities than during the nine months ended September 30, 2009. Segment EBITDA decreased by $12.7 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 (see “Results of Operations”). In addition, the timing of realization of the profit-sharing receivables from insurance carriers resulted in $31.5 million less cash during the nine months ended September 30, 2010 compared to the comparable period of the prior year. However, more than offsetting these decreases in cash flows were increases in cash flows during the nine months ended September 30, 2010 compared to the comparable period of the prior year as a result of the timing of settlement of accounts receivable, which generated cash flows that were $28.3 million more favorable, and accounts payable and accrued expenses, which generated cash flows that were $34.8 million more favorable.

Investing Activities

We used $124.4 million more cash in investing activities during the nine months ended September 30, 2010 as compared to the same period in 2009. During the nine months ended September 30, 2010, we used $168.1 million for acquisition-related payments, primarily for the acquisition of providers of loyalty rewards travel solutions in North America and of a credit card registration membership business, consisting of membership contracts, and $29.4 million for capital expenditures. During the nine months ended September 30, 2009, we used $44.8 million for the purchase of held-to-maturity debt securities of our parent, $2.3 million for acquisition-related payments and $28.2 million for capital expenditures.

Financing Activities

We generated $147.7 million more cash from financing activities during the nine months ended September 30, 2010 as compared to the same period in 2009. During the nine months ended September 30, 2010, we amended and restated our senior secured credit facility, resulting in new borrowings of $875.0 million and repayments of $648.6 million under the old term loan and an additional $4.4 million under the new term loan. During the nine months ended September 30, 2010, we also incurred $27.0 million of deferred financing costs in connection with the amended and restated senior secured credit facility and paid a dividend of $4.5 million to our parent company. During the nine months ended September 30, 2009, we realized proceeds of $136.5 million from the issuance of senior notes and incurred financing costs of $4.3 million. In addition, we made repayments under our term loan and revolving credit facility of $6.7 million and $57.0 million, respectively, and paid dividends of $26.2 million to our parent company.

Credit Facilities and Long-Term Debt

Following the completion of the Apollo Transactions, we became a highly leveraged company, having incurred substantial debt. As of September 30, 2010, we had approximately $1.7 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Apollo Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “initial senior notes”) ($266.4 million net of discount), (b) entered into our senior secured credit facilities consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $231.0 million in principal prepayments that we made prior to amendment and restatement of the senior secured credit facility in April, 2010) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million.

On October 17, 2005, we issued $270.0 million aggregate principal amount of the initial senior notes and applied the gross proceeds of $266.4 million to finance a portion of the Apollo Transactions. On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of follow-on senior notes and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under our bridge loan facility. The interest on the 2005 senior notes is payable semi-annually. As of October 15, 2009, we are able to redeem some or all of the 2005 senior notes at the redemption prices (generally at a premium) set forth in the indenture governing the 2005 senior notes. The 2005 senior notes are unsecured obligations. The 2005 senior notes are guaranteed by the same subsidiaries that guarantee our $1.0 billion amended and restated senior secured credit facility, our senior subordinated notes and our 2009 senior notes. The 2005 senior notes contain restrictive covenants related primarily to our ability to distribute dividends to our parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

Our senior subordinated bridge loan facility has been refinanced with the proceeds from the offering of senior subordinated notes (as defined below) and additional senior notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. As of October 15, 2010, we are able to redeem some or all of the senior subordinated notes at the redemption prices (generally at a premium) set forth in the indenture governing the senior subordinated notes. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee our $1.0 billion amended and restated senior secured credit facility and our senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends to our parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

On June 5, 2009, we issued $150.0 million aggregate principal amount of 2009 senior notes for net proceeds of $136.5 million in a private placement transaction. The interest on our 2009 senior notes is payable semi-annually on April 15 and October 15 of each year. As of October 15, 2009 we are able to redeem some or all of the 2009 senior notes at the redemption prices (generally at a premium) set forth in the indenture governing the 2009 senior notes. The 2009 senior notes are unsecured obligations. The 2009 senior notes are guaranteed by the same subsidiaries that guarantee our $1.0 billion senior secured credit facility (see below), our 2005 senior notes and our senior subordinated notes. The 2009 senior notes contain restrictive covenants related primarily to our ability to distribute dividends to our parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Although the terms and covenants of the 2009 senior notes are substantially identical to those of the 2005 senior notes, the 2009 senior notes are not additional securities under the indenture governing the 2005 senior notes, were issued under a separate indenture, do not vote as a single class with the 2005 senior notes and do not necessarily trade with the 2005 senior notes. On October 1, 2009, we completed a registered exchange offer and exchanged all of the then-outstanding 2009 senior notes into a like principal amount of 2009 senior notes that have been registered under the Securities Act.

On April 9, 2010, the Company, as Borrower, and Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders, amending our senior secured credit facility. The amended and restated senior secured credit facility consists of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the senior subordinated notes unless, prior to that date, (a) the maturity for the senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan or (b) the obligations under the senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under our amended and restated senior secured credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 2.50%. The effective interest rate on the term loan for the period from April 9, 2010 to September 30, 2010 was 5% per annum. Our obligations under our amended and restated senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions (provided that Holdings’ guarantee obligations will not extend to any additional credit facilities as described above until Holdings’ existing credit facility is repaid or refinanced). Our amended and restated senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our amended and restated senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our amended and restated senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under our amended and restated senior secured credit facility were utilized to repay the outstanding balance of the existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of $7.4 million during the nine months ended September 30, 2010. Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

At September 30, 2010, we had $304.0 million ($303.1 million net of premiums and discounts) outstanding under the initial senior notes issued in 2005 and certain follow-on senior notes issued in 2006 (the “follow-on senior notes” and together with the initial senior notes, the “2005 senior notes”), $870.6 million outstanding under the amended and restated term loan facility, $355.5 million ($352.8 million net of discounts) outstanding under the senior subordinated notes, $150.0 million ($140.6 million net of premiums and discounts) outstanding under the senior notes issued in 2009 (the “2009 senior notes,” and together with the 2005 senior notes, the “senior notes”). At September 30, 2010, there were no outstanding borrowings under the revolving credit facility and the Company had $118.2 million available under the revolving credit facility after giving effect to the issuance of $6.8 million of letters of credit.

Covenant Compliance

Our amended and restated senior secured credit facility, which we refer to in this section as our credit facility, and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in our credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.75 to 1.0 at September 30, 2010. The consolidated leverage ratio as defined in our credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.75 to 1.0 at September 30, 2010. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of September 30, 2010, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

We have the ability to incur additional debt, subject to limitations imposed by our credit facility and the indentures governing our senior notes and senior subordinated notes. Under our indentures governing the senior notes and the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0. As discussed above, since the Apollo Transactions, our cash flow allowed us to make nine voluntary principal prepayments of our term loan under our previous credit facility aggregating $205.0 million, in addition to $26.0 million of mandatory annual repayments of the term loan under our previous credit facility based on excess cash flow through December 31, 2009.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended September 30, 2010 to Adjusted EBITDA.

Twelve Months Ended September 30, 2010(a)
(in millions)
Net cash provided by operating activities	$115.7
Interest expense, net	139.2
Income tax expense	10.8
Amortization of favorable and unfavorable contracts	2.2
Amortization of debt discount and financing costs	(10.6)
Unrealized loss on interest rate swaps	(4.2)
Deferred income taxes	(15.6)
Interest accretion on held-to-maturity debt securities	8.0
Payment received for assumption of loyalty points program liability	(6.5)
Changes in assets and liabilities	62.7
Effect of the Apollo Transactions, reorganizations, certain legal costs and net cost savings(b)	11.8
Other, net(c)	16.8

Adjusted EBITDA, excluding Connexions(d)	330.3
Effect of the Connexions acquisition(e)	12.9

Adjusted EBITDA, including Connexions	$343.2

(a)	Represents consolidated financial data for the year ended December 31, 2009, minus consolidated financial data for the nine months ended September 30, 2009, plus consolidated financial data for the nine months ended September 30, 2010.
(b)	Eliminates the effect of the Apollo Transactions, legal expenses for certain legal matters and certain severance costs.
(c)	Eliminates net changes in certain reserves, foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, the loss from an investment accounted for under the equity method, consulting fees paid to Apollo, costs related to acquisitions and facility exit costs.
(d)	Adjusted EBITDA, excluding Connexions, does not give pro forma effect to our acquisition of a marketing services and procurement services provider for a leading Italian financial institution that was completed in the fourth quarter of 2009, the acquisition of credit card registration membership contracts from a U.S.-based financial institution that was completed in the first quarter of 2010 and the acquisition of providers of loyalty rewards travel solutions in North America that was completed in the third quarter of 2010. However, we do make such accretive pro forma adjustment as if such acquisitions had occurred on October 1, 2009 in calculating the Adjusted EBITDA under our amended and restated senior secured credit facility and the indentures governing our senior notes and senior subordinated notes.
(e)	Gives effect to the completion of the Connexions acquisition as if it had occurred on October 1, 2009.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended September 30, 2010 to Adjusted EBITDA as required by our credit facility, the indentures governing our senior notes and the indenture governing our senior subordinated notes.

Twelve Months Ended September 30, 2010(a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(71.2)
Interest expense, net	139.2
Income tax expense	10.7
Non-controlling interest	1.0
Other expense, net	2.4
Loss on extinguishment of debt	7.4
Depreciation and amortization	195.0
Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains(b)	(6.4)
Certain legal costs(c)	11.2
Net cost savings(d)	7.0
Other, net(e)	34.0

Adjusted EBITDA, excluding Connexions(f)	330.3
Effect of the Connexions acquisition(g)	12.9

Adjusted EBITDA, including Connexions	$343.2

Interest coverage ratio(h)	2.61
Consolidated leverage ratio(i)	4.75
Fixed charge coverage ratio(j)	2.39

(a)	Represents consolidated financial data for the year ended December 31, 2009, minus consolidated financial data for the nine months ended September 30, 2009, plus consolidated financial data for the nine months ended September 30, 2010.
(b)	Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Apollo Transactions.
(c)	Certain legal costs—represents the elimination of legal costs, net of reimbursements, for certain litigation matters.
(d)	Net cost savings—represents the elimination of severance costs incurred.
(e)	Other, net—represents (i) the elimination of net changes in certain reserves, (ii) the elimination of stock-based compensation expense, (iii) the elimination of foreign currency gains and losses relating to unusual, non-recurring intercompany transactions, (iv) the elimination of the loss from an investment accounted for under the equity method, (v) the elimination of costs related to acquisitions, (vi) the elimination of consulting fees paid to Apollo and (vii) the elimination of facility exit costs.
(f)	Adjusted EBITDA, excluding Connexions, does not give pro forma effect to our acquisition of a marketing services and procurement services provider for a leading Italian financial institution that was completed in the fourth quarter of 2009, the acquisition of credit card registration membership contracts from a U.S.-based financial institution that was completed in the first quarter of 2010 and the acquisition of providers of loyalty rewards travel solutions in North America that was completed in the third quarter of 2010. However, we do make such accretive pro forma adjustment as if such acquisitions had occurred on October 1, 2009 in calculating the Adjusted EBITDA under our amended and restated senior secured credit facility and the indentures governing our senior notes and senior subordinated notes.
(g)	Gives effect to the completion of the Connexions acquisition as if it had occurred on October 1, 2009.
(h)	The interest coverage ratio is defined in our amended and restated senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.75 to 1.0 at September 30, 2010.
(i)	The consolidated leverage ratio is defined in our amended and restated senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.75 to 1.0 at September 30, 2010.
(j)	The fixed charge coverage ratio is defined in the indentures governing the senior notes and the senior subordinated notes (consolidated cash flows, as defined, which is equivalent to Adjusted EBITDA (as defined in our amended and restated senior secured credit facility), to fixed charges, as defined). The calculation of fixed charges excludes the amortization of deferred financing fees associated with the amendment and restatement of our credit facility on April 9, 2010.

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On January 31, 2007, our parent, Holdings, entered into a five-year senior unsecured term loan facility (the “Holdings Loan Agreement”) with Deutsche Bank Trust Company Americas (“Deutsche Bank”), Bank of America, N.A., and certain other banks as the initial lenders, with Deutsche Bank Securities Inc. and Banc of America Securities LLC (“BAS”) as the joint lead arrangers and book-running managers, Deutsche Bank as administrative agent, and BAS as syndication agent. Holdings made a payment-in-kind election for the interest periods ended September 1, 2009 and February 26, 2010 and for the interest period ending August 31, 2010, so the cash required to service its debt in 2009, net of the impact of the three interest rate swaps entered into by Holdings discussed below, was $1.8 million and the cash required to service its debt in 2010, net of the three interest rate swaps is expected to be approximately $4.6 million. On October 5, 2010, Holdings issued $325.0 million aggregate principal amount of 11.625% senior notes due November 15, 2015, or the Holdings senior notes, and applied the gross proceeds, together with cash distributions from the Company, to repay the Holdings Loan Agreement in full, to pay the related fees and expenses and for general corporate purposes. The interest on the Holdings senior notes is payable semi-annually. Holdings may redeem some or all of its senior notes at the redemption prices (generally at a premium) set forth in the indenture governing the Holdings senior notes. The Holdings senior notes are unsecured obligations and are not guaranteed by the Company or any of its subsidiaries. The Holdings senior notes contain restrictive covenants related primarily to Holdings’ ability to distribute dividends to Holdings’ stockholders, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. In addition, Holdings’ preferred stock entitles its holders to receive dividends of 8.5% per annum (payable, at Holdings’ option, in either cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings depends on our cash flows to make any cash interest payments, including payments under the Holdings senior notes and interest rate swaps and to pay cash dividends, if any, on its preferred stock. On May 21, 2010, Holdings filed a registration statement on Form S-1 with the SEC in connection with the initial public offering of its common stock. If consummated, the offering is expected to trigger the redemption of all of Holdings’ preferred stock and we expect that Holdings will use a portion of the proceeds from that offering to make that redemption. However, there can be no assurance that the initial public offering will be completed or that the preferred stock of Holdings will be redeemed.

On September 15, 2008, Holdings entered into a two-year interest rate swap agreement, with a notional amount of $50.0 million. Under the interest rate swap agreement, Holdings agreed to pay a fixed interest rate of 3.17%, payable on a semi-annual basis, for the period beginning on September 1, 2008 through September 1, 2010, with the first interest payment due on March 2, 2009, in exchange for receiving floating payments based on a six-month LIBOR on the same $50.0 million notional amount for the same period.

As described above, we expect that Holdings will rely on distributions from us in order to pay cash amounts due, if any, in respect of the Holdings senior notes and to pay cash dividends, if any, on its preferred stock. However, our ability to make distributions to Holdings is restricted by covenants contained in our amended and restated senior secured credit facility and the indentures governing our senior notes and our senior subordinated notes and by Delaware law. To the extent we make distributions to Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our senior secured credit facility, our senior notes and our senior subordinated notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our senior secured credit facility, our senior notes and our senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. In addition, to the extent we are not able to make distributions to Holdings because of the restrictions in our debt agreements or otherwise, then Holdings may not have sufficient cash on hand to service its obligations under the Holdings senior notes. Any failure by Holdings to pay principal of, or interest on, the Holdings senior notes would constitute an event of default under our amended and restated senior secured credit facility, giving the lenders thereunder the right to accelerate the repayment of all borrowings thereunder, which acceleration would also give rise to an event of default under our senior notes and senior subordinated notes. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

Debt Repurchases

During the first quarter of 2009, we purchased $2.6 million of Holdings’ indebtedness under the Holdings Loan Agreement for $1.2 million and made a payment-in-kind dividend to Holdings. During the second quarter of 2009, utilizing cash on hand and available funds under the Affinion Credit Facility (the balance of which was paid down prior to June 30, 2009), we purchased $64.0 million face amount of Holdings’ outstanding indebtedness under the Holdings Loan Agreement from an affiliate of Apollo for $44.8 million, which we continue to hold. During the fourth quarter of 2009, utilizing cash on hand, we purchased an additional $5.0 million face amount of Holdings’ outstanding indebtedness under the Holdings Loan Agreement for $4.4 million, which we continue to hold. The purchases during the second and fourth quarters of 2009 were effected through a newly-formed non-guarantor subsidiary, Affinion Investments, LLC. In October 2010, utilizing a cash dividend in the amount of $115.3 million paid by us and a portion of the proceeds from the 11.625% senior notes described above, Holdings repaid the Holdings Loan Agreement, including the portion we held through Affinion Investments, LLC. We or our affiliates may, from time to time, purchase any of our or Holdings’ indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

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

Interest Rate Swaps

The Company entered into an interest swap as of December 14, 2005. This swap converts a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap is $50.0 million at September 30, 2010 and through December 31, 2010, at which time the swap terminates. In January 2008, the Company entered into a second interest rate swap effective February 21, 2008. The notional amount of the 2008 swap is $598.6 million at September 30, 2010 and through February 21, 2011, at which time this swap terminates. Under the 2008 swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period.

In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The 2009 swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under the 2009 swap, the Company has agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period.

The interest rate swaps are recorded at fair value. The swaps are not designated as hedging instruments and therefore the changes in the fair value of the interest rate swaps are recognized currently in earnings in the unaudited consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2010 (dollars are in millions unless otherwise indicated):

	2010	2011	2012	2013	2014	2015 and Thereafter	Total	Fair Value At September 30, 2010
Fixed rate debt	$0.1	$0.3	$0.3	$454.4	$0.3	$355.6	$811.0	$847.1
Average interest rate	11.41%	11.41%	11.41%	11.41%	11.75%	11.75%
Variable rate debt	$8.8	$8.8	$8.8	$8.8	$8.8	$826.6	$870.6	$855.4
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed-interest rate swaps(b)								$26.4
Average pay rate	3.02%	2.56%	2.99%
Average receive rate	0.34%	0.49%	0.92%

(a)	Average interest rate is based on rates in effect at September 30, 2010.
(b)	The fair value of the interest rate swaps is included in accounts payable and accrued expenses ($8.1 million) and other long-term liabilities ($18.3 million) at September 30, 2010. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

We do not use derivatives for trading or speculative purposes.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of September 30, 2010, approximately $91.2 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

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

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Information required by this Item is contained in Note 7 to our unaudited condensed consolidated financial statements within Part I of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Membership Interests Purchase Agreement dated as of May 19, 2010 by and between Affinion Loyalty Acquisition, LLC, Affinion Group, Inc., Travel Leaders Group, L.L.C., Tag Investment Holdings, L.L.C., One Equity Partners III, L.P., OEP III Co-Investors, L.P., OEP II Partners Co-Invest, L.P., and One Equity Partners III, L.P., as representative acting on behalf of Sellers (as defined thereto) (incorporated by reference to Exhibit No. 2.1 to Form 8-K filed with the SEC on July 8, 2010, File No 333-133895).

4.1*	Supplemental Indenture No. 5, dated July 29, 2010, among Loyalty Travel Agency, LLC, a Delaware limited liability company, Connexions Loyalty Travel Solutions LLC, a Delaware limited liability company, International Travel Fulfillment LLC, a Delaware limited liability company, Affinion Group, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of October 17, 2005 governing 10 1/8% Senior Notes due 2013.

4.2*	Supplemental Indenture No. 3 dated July 29, 2010, among Loyalty Travel Agency, LLC, a Delaware limited liability company, Connexions Loyalty Travel Solutions LLC, a Delaware limited liability company, International Travel Fulfillment LLC, a Delaware limited liability company, Affinion Group, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of June 5, 2009 governing the 10 1/8% Senior Notes due 2013.

4.3*	Supplemental Indenture No. 5, dated July 29, 2010, among Loyalty Travel Agency, LLC, a Delaware limited liability company, Connexions Loyalty Travel Solutions LLC, a Delaware limited liability company, International Travel Fulfillment LLC, a Delaware limited liability company, Affinion Group, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.

Date: October 29, 2010	By:	/S/ TODD H. SIEGEL
Todd H. Siegel
Executive Vice President and Chief Financial Officer

S-1