Form 10-K
period 2010-12-31
Affinion Group, Inc.
filed 2011-03-04
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2010 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 1, 2011 was 100.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Unless the context otherwise requires or indicates,

•

all references to “Affinion,” the “Company,” “we,” “our” and “us” refer to Affinion Group, Inc., a Delaware corporation, and its subsidiaries (which for periods after January 14, 2011, includes Webloyalty (as defined below)) on a consolidated basis after giving effect to the consummation on October 17, 2005 of the acquisition (the “Acquisition”) by Affinion Group, Inc. of Affinion Group, LLC (known as Cendant Marketing Group, LLC prior to the consummation of the Acquisition) (“AGLLC”) and Affinion International Holdings Limited (known as Cendant International Holdings Limited prior to the consummation of the Acquisition) (“AIH”) and the other transactions described in this Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Transactions,” but for periods prior to the Acquisition, refer to the historical operations of Cendant Marketing Services Division (a division of Cendant Corporation) (the “Predecessor”) that we acquired in the Acquisition,

•	all references to “Holdings” refer to our parent company, Affinion Group Holdings, Inc., a Delaware corporation, and

•

all references to “fiscal year” are to the twelve months ended December 31 of the year referenced. In addition, a glossary of terms used in this Report to describe our business has been provided. See “Glossary.”

Item 1.	Business

The following description of our business is current as of December 31, 2010 and does not give effect to or incorporate any subsequent events unless otherwise noted.

Overview

We are a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. We partner with these leading companies to develop and market subscription-based programs that provide valuable services to their end-customers using our expertise in customer engagement, product development, creative design and data-driven targeted marketing. These programs and services enable the companies we partner with to generate significant, high-margin incremental revenue, as well as strengthen and enhance the loyalty of their customer relationships, which can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. We refer to the leading companies that we work with to provide customer engagement and loyalty solutions as our marketing partners. We refer to subscribers or members as those consumers to whom we provide services directly and have a contractual relationship. We refer to end-customers as those consumers that we service on behalf of a third party, such as one of our marketing partners, with whom we have a contractual relationship.

We utilize our substantial expertise in a variety of direct engagement media, such as direct mail, inbound and outbound telephony, point-of-sale marketing, direct response radio and television and the Internet to market valuable products and services to the customers of our marketing partners on a highly targeted basis.

We design customer engagement and loyalty solutions with an attractive suite of benefits that we believe are likely to interest and engage consumers based on their needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer considerable savings. For example, we provide credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services, as well as other products and services.

We believe our portfolio of the products and services which are embedded in our engagement solutions is the broadest in the industry. Our scale, combined with the industry’s largest proprietary database, proven marketing techniques and strong marketing partner relationships developed over our 35 year history, position us to deliver consistent results in a variety of market conditions.

Our comprehensive portfolio of customer engagement and loyalty solutions include:

•	marketing strategy development and management of customized marketing programs;

•	data analysis utilizing our proprietary technology and databases to target customers most likely to value our products and services;

•

design and implementation of marketing campaigns in various types of media including direct mail, online marketing, point-of-sale marketing, direct response radio and television marketing, inbound and outbound telephony and voice response unit marketing;

•	development of customized and relevant products and services;

•	fulfillment, customer service, website and mobile application development; and

•	loyalty program design and administration.

Our business model is characterized by substantial recurring revenues, strong operating margins and significant cash flow. We generate revenues primarily through the sale of our value-added subscription-based products and services to the end-customers of our marketing partners and customers whom we bill on a monthly, quarterly or annual basis. Further, we generate revenues from our marketing partners that choose to directly market our products and services to their customers on a wholesale basis and typically pay us a monthly fee per enrolled customer. We also generate revenues through our loyalty customer engagement business by designing and administering points-based loyalty programs. As a result, a substantial portion of our revenues consists of subscription payments and service fees that are recurring in nature. Revenue from our existing customer base and long-term marketing partner relationships has historically generated over 80% of our next twelve months net revenue. We structure our contractual relationships with our marketing partners to support our strategy of pursuing the most profitable opportunities for our marketing, and related commission, expenditures.

Business

We seek to address the needs of three primary parties in developing and implementing our customer engagement and loyalty solutions:

•	Marketing partners, which are the companies for whom we develop and manage customer engagement and loyalty programs;

•	Customers, which are the end-customers of our marketing partners who subscribe to one or more of our programs; and

•	Vendors, which are the third-party vendors who provide components for our products and services.

Marketing Partners:

Our marketing partners are many of the leading companies in the United States, or the U.S., and Europe. They enter into agreements with us to:

•	offer products and services that appeal to their customers, thereby engaging those customers in a deeper, more meaningful, longer and more profitable relationship with them; and

•	develop customized marketing programs that leverage their brand names to offer these programs and services to their customers.

Our marketing partners value our services because we enhance their customer relationships and strengthen customer loyalty, promote their brands and provide them with incremental revenue with minimal risk because we often bear the costs of marketing and servicing these programs. We believe that we implement and operate our customer engagement and loyalty programs more effectively than a typical partner could in a stand-alone program, thereby allowing our marketing partners to focus on their core businesses.

As of December 31, 2010, we had more than 5,550 marketing partners in a variety of industries including financial services, retail, travel, telecommunications, utilities and the Internet. Some of our leading marketing partners, based on revenues for the year ended December 31, 2010, include Wells Fargo, Bank of America, JPMorgan Chase, HSBC and Choice Hotels. Revenues generated from our largest marketing partner, Wells Fargo, accounted for 11.4% of total revenues in 2010.

By providing services directly to the end-customers of our marketing partners, we become an important part of our marketing partners’ businesses. Many of our marketing partners have been working with us for over ten years.

Customers:

Our customers value participation in our programs because of the attractive benefits we provide to address fundamental consumer needs at a reasonable price, the ease of use of our products and the high level of service we deliver. Depending on the nature of the relationship we have with a given marketing partner, customers may either purchase our programs directly from us or receive the program from our marketing partner. We derived approximately 49.4% of our net revenues from members and end-customers we obtained through our 10 largest marketing partners.

As of December 31, 2010, we had approximately 69 million subscribers and end-customers enrolled in our membership, insurance and package programs worldwide and approximately 111 million customers who received credit or debit card enhancement services or loyalty points-based management services.

Vendors:

We contract with a large number of third-party vendors to provide components for many of our products and services, such as credit reports, supplemental insurance coverage and travel discounts. Our vendors value their relationships with us because we provide them with significant incremental revenue by bundling their content with our own and offering these solutions through unique and supplementary marketing channels. Generally, our relationships with key vendors are governed by long-term contracts. By combining the services of our vendors with our in-house capabilities, we are able to offer 31 core products and services with over 460 unique benefits and support more than 5,100 versions of products and services representing different combinations of pricing, benefits configurations and branding.

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

•

Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions. These programs allow financial institutions to bundle valuable discounts, protection and other benefits with a standard checking account and offer these packages to customers for an additional monthly fee.

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2010, managed approximately 497 billion points with an estimated redemption value of approximately $4.9 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage travel reward products for loyalty programs.

Affinion International. Affinion International comprises our Membership, Package and Loyalty customer engagement businesses outside North America. We expect to leverage our current international operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint.

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

Business Model

Our business model is characterized by substantial recurring revenues, strong operating margins and significant cash flow. We generate revenues primarily through the sale of our value-added subscription-based products and services to the end-customers of our marketing partners and customers whom we bill on a monthly, quarterly or annual basis. Further, we generate revenues from our marketing partners that choose to directly market our products and services to their customers on a wholesale basis and typically pay us a monthly fee per enrolled customer. We also generate revenues through our loyalty customer engagement business by designing and administering points-based loyalty programs. As a result, a substantial portion of our revenues consists of subscription payments and service fees that are recurring in nature. Revenue from our existing customer base has historically generated over 80% of our next twelve months net revenue. We structure our contractual relationships with our marketing partners to support our strategy of pursuing the most profitable opportunities for our marketing, and related commission, expenditures.

Recent Developments – Acquisition of Webloyalty

On January 14, 2011, the Company and Holdings entered into, and consummated, an Agreement and Plan of Merger that resulted in Affinion’s indirect acquisition of all of the capital stock of Webloyalty Holdings, Inc. (“Webloyalty”) and the conversion of Webloyalty securities into Holdings securities. Webloyalty is a leading online marketing services company. Webloyalty provides, designs, and administers online subscription loyalty solutions that offer valuable discounts, services and benefits for its subscribers and provides its clients with programs that enhance their relationship with their customers. In addition to its domestic services, Webloyalty operates in several countries in Europe. In connection with the Webloyalty acquisition, Webloyalty and its domestic subsidiaries have become guarantors under our senior secured credit facility, the indentures governing our 7.875% senior notes and 11 1/2% senior subordinated notes and the indenture governing Holdings’ notes.

As a result of the Merger, (i) Affinion Group Holdings, LLC (“Parent LLC”), which is an affiliate of Apollo Global Management, LLC (“Apollo”), and Holdings’ existing management investors collectively own approximately 70.4% of Holdings’ issued and outstanding common stock; (ii) certain investment partnerships sponsored by General Atlantic LLC (collectively, “General Atlantic”) collectively own approximately 20.6% of Holdings’ issued and outstanding common stock; and (iii) other former holders of Webloyalty common stock collectively own approximately 9.0% of Holdings’ issued and outstanding common stock.

Competitive Strengths

We generally offer our products and services through affinity marketing relationships, which is a subset of the larger direct marketing industry. Affinity marketing involves marketing products and services to a marketing partner’s base of customers. This generally results in higher customer receptiveness as those customers recognize and trust the marketing partner and its brands. In addition, incorporating our marketing partners’ logos and trademarks in our marketing materials, or co-branding with our marketing partners, provides customers with additional assurances and validation as to the quality of the program or service we are offering. We believe that marketing associated with well-known brands of leading, well-respected companies provides a significant advantage over other forms of direct marketing.

We attribute our success and competitive advantage in providing comprehensive customer engagement and loyalty solutions and marketing services to our ability to leverage a number of key strengths, including:

Proprietary Technology, Models and Databases. Based on the length of our operating history, we believe our database of actual customer interactions, with approximately 1.2 billion unique records, is the largest and most comprehensive in the industry and cannot be replicated. We track the performance of all of our marketing campaigns across all different media and measure consumer preferences, response rates, and other engagement-related performance and profitability data while adhering to the highest standards of consumer data protection and privacy. We utilize this data to develop highly targeted, individualized marketing programs across multiple media and product offerings for each partner with the goal of strengthening their customer relationships and more precisely identifying types of customers likely to find our products and services of value.

We believe our proprietary database increases the efficacy of our marketing, enhances the profitability of our marketing expenditures, allows us to better engage with customers, and helps us to continue to secure and maintain long-term relationships with marketing partners.

Expertise in Various Marketing Methods and Types of Media. We have conducted more than 101,000 customer engagement and loyalty program marketing campaigns over the last ten years. We utilize a variety of direct engagement media to market our programs and services, including direct mail, online marketing, point-of-sale marketing, direct response and television marketing, inbound and outbound telephony and voice response unit marketing. We operate a full-service creative agency with expertise in utilizing a wide variety of customer acquisition media.

We believe that our expertise provides our marketing partners substantial flexibility in managing and enhancing their customer relationships and provides superior returns on our marketing expenditures.

Strong, Long-Term Relationships with Marketing Partners. We have a long history of providing comprehensive customer engagement and loyalty solutions and marketing services to leading companies in the U.S. and Europe. We believe that the strength and breadth of our relationships with our marketing partners provide us with a competitive advantage in maintaining stable, diversified and predictable sources of revenue. Our relationships span a wide variety of industries, such as financial, retail, travel, telecommunications, utilities, and the Internet and other media.

We believe that our strong network of marketing partner relationships, together with our success in delivering customized, revenue enhancing customer engagement and loyalty programs, will enable us to continue to grow our business and generate new marketing partner relationships.

Expertise in Developing Valuable, Relevant Products. We manage a broad range of membership, package and insurance benefits which are embedded into the customer engagement and loyalty solutions we market to the customers of our marketing partners. Our products are designed to address consumer needs and incorporate a range of lifestyle and valuable protection benefits related to insurance, travel, health care, automotive, identity theft protection, entertainment, shopping and loyalty rewards, among other things. We continually research, develop and test new products and benefits that are relevant to customers and build loyalty and value for our marketing partners. We market both our own customer engagement and loyalty solutions as well as those of our marketing partners, where appropriate, to meet customer needs.

We believe that our ability to customize products utilizing the broad range of benefits that we provide enables us to better meet the complex and highly specialized customer engagement needs of our marketing partners and our customers. We believe that our ability to identify and successfully enter new product and growth areas is a key competitive advantage and we will continue to seek new opportunities to expand the range of our proprietary product offerings.

Diversified, Global Marketing Platform. Because we have marketing capabilities in 14 countries outside of the U.S., with a significant and long-standing presence in the majority of Europe’s largest markets, we are able to provide our customer engagement and loyalty solutions on a global basis to better serve our marketing partners who may have operations and customers in multiple countries. We benefit from the substantial synergies generated across all of our operations, including the ability to leverage our customer engagement, marketing, loyalty and product expertise.

We believe that our ability to focus our business development and marketing expenditures on our most profitable marketing opportunities in the most attractive markets, media and industries, domestically and internationally, is a key advantage that allows us to maximize our profitability and cash flows.

Attractive Operating Model with Significant Free Cash Flow Generation. We derive a substantial portion of our revenues on a recurring basis from our marketing partners and their customers. Our business requires very little capital to support our growth, and annual capital expenditures typically represent a small percentage of our revenues. In addition, we benefit from certain tax attributes under §338(h)(10) of the Internal Revenue Code that will reduce our cash taxes in the future and further enhance our ability to generate strong, recurring cash flows. Tax deductions remaining under this provision as of December 31, 2010 amounted to approximately $1.2 billion and are expected to result in deductions of up to approximately $120.0 million per year for the next ten years. Consequently, we benefit from high predictability in the operation of our business, low volatility in our revenues and earnings, and enhanced ability to manage our business, service our indebtedness and pay dividends to stockholders.

Committed and Experienced Management Team. We believe that our senior management and our talented and experienced professionals are a principal reason why we have achieved significant success in all of our businesses. Led by our Chairman and Chief Executive Officer, Nathaniel J. Lipman, who has been with us for over eleven years, each of our senior operating executives has more than ten years of relevant industry experience in senior positions. We believe that the extensive experience and financial acumen of our management and marketing professionals provide us with a significant competitive advantage.

Competition

We are a leading affinity marketer of value-added membership, insurance and package enhancement programs and services with a network of more than 5,550 marketing partners as of December 31, 2010, approximately 69 million membership, insurance and package subscribers and end-customers enrolled in our programs worldwide and approximately 111 million customers who received credit or debit card enhancement services and loyalty points-based management services as of December 31, 2010. Our leadership position in the growing affinity marketing industry is due to our 35-year track record, our experience from over 101,000 customer engagement and loyalty program marketing campaigns conducted over the last decade and our core strengths in the areas of multi-media marketing, data analytics, customer service and operations. We also believe our portfolio of programs and benefits is the broadest in the industry. At December 31, 2010, we offered 31 core products and services with over 460 unique benefits and supported more than 5,100 versions of products and services representing different combinations of pricing, benefit configurations and branding.

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

Membership Products. The membership services industry is characterized by a high degree of competition. Participants in this industry include membership services companies, such as United Marketing Group, Encore, Synapse, Vertrue, and Intersections, as well as large retailers, travel agencies, insurance companies and financial service institutions.

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

Loyalty Products. Examples of participants in the loyalty arena provide in-house rewards programs and utilize third-party providers. Such third-party providers design, market and manage rewards-based loyalty programs for businesses that either have no desire to manage such programs or lack the core competencies necessary to compete in the industry effectively. Key industry participants include Maritz Loyalty Marketing, Carlson Marketing Group and Enhancement Services Corporation.

International Products. In Europe, on the membership side of the business, participants include Card Protection Plan across multiple markets, as well as large retailers, travel agencies, insurance companies and financial service institutions. Key competitors in the package enhancement business include Card Protection Plan, MobileServ Limited, and Lifestyle Service Group in the United Kingdom, or the U.K., Quintess in France, Europe Assistance and Jakala in Italy, and Sreg MehrWert Servicegesellschaft and Payback in Central Europe.

Our Business Strategy

Our strategy is to pursue initiatives that maintain and enhance our position as a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with our marketing partners and to focus on attractive opportunities that will increase our profitability and cash flows. The key elements of our strategy are:

Optimize Our Marketing Investment. Our ability to adjust and optimize the allocation of our marketing expenditures across all of our marketing partners, media channels, products and geographic regions will help us continue to maximize the returns on each customer engagement and loyalty services marketing campaign. We target minimum returns on investment for all of our marketing expenditures, incorporating the expected revenues, persistency of customer tenure, commission rates and servicing and other variable costs for those customers who subscribe to our programs. Our goal is to maximize the average contribution per customer over the lifetime of that customer relationship, which we expect will maximize the growth of our cash flows, even though the aggregate number of customers we serve may grow at a slower rate or decline. For example, in the past five years we have grown the average revenue per member in our domestic membership business at a compound annual rate of approximately 8.3%, from $61.13 in 2005 to $91.18 in 2010.

Grow Our International Operations. We believe that we are well positioned to provide our marketing partners with comprehensive customer engagement and loyalty solutions offerings on a global basis. We have grown our international retail membership operations by leveraging our significant U.S. experience to offer subscription products similar to existing U.S. subscription products to the customers of our European marketing partners. In addition, our European package business has expanded through unique product offerings, enhanced customer services and delivery of benefits. We are also planning to extend our operations into new countries and geographic regions. We intend to continue our growth in the international markets through both organic initiatives including geographic expansion as well as the continued evaluation of strategic acquisitions that strengthen our customer engagement solutions, grow our distribution capabilities or enhance our scale. We expanded our international operations by leveraging our European centers of excellence to enter the Spanish market in 2009 and the Finnish market in 2010. We also strengthened our international business in continental Europe with the acquisition of an Italian package business, a loyalty travel business in the Republic of Ireland and, in early 2011 we acquired Webloyalty, which enhances our operations in attractive international markets, including France and the U.K.

Expand Our Vertical Market Penetration and Range of Marketing Media. We believe there are substantial opportunities to add new marketing partners in the retail, financial, travel, Internet, cable, telecom and utilities industries, in both North America and Europe, where prospective partners desire to add incremental revenue and strengthen and enhance the loyalty of their customer relationships. We also believe there are significant opportunities to expand our marketing channels, including direct-to-consumer initiatives and point-of-sale marketing with retailers and financial institutions.

Focus on New Program Development. We continually develop and test new programs to identify consumer trends that can be converted into revenue-enhancing and customer engagement-building opportunities. These programs may include loyalty and enhancement services, fraud and theft protection products, fully underwritten insurance programs, and purchase warranty offerings. We also consider acquisitions of new and complementary products and technology to further enhance our offerings and generate additional revenue. In addition, we believe we have opportunities to grow our existing services by expanding the ways that consumers may access their program benefits, thereby enhancing the value of the underlying service. For instance, many of our programs, such as roadside assistance, loyalty rewards redemptions, leisure and travel discounts, and identity theft resolution are well-suited for consumer use via mobile applications due to the real-time availability of the information the consumer desires to employ the service.

Leverage Best Practices for Growth and Acquisitions. We intend to leverage the integration of our businesses globally by applying best practices and cross-selling products and services across business lines and geographical regions. We will continue to consider acquisitions of selected assets, businesses and companies to enhance our scale and market share. Consistent with these strategies, our recent acquisition of Webloyalty provides us with a technology platform that expands the range of our marketing media, particularly in online channels and provides additional economies of scale in the management of our combined product portfolio.

Grow Our Strategic Consulting and Creative Services Offerings. We intend to further leverage our marketing services capabilities to provide marketing strategy, creative development, modeling and database management, campaign execution and other services to our marketing partners and other third parties on a fee-for-service basis. We believe these services will generate high-margin revenues and complement our existing customer engagement and loyalty marketing solutions.

Industry Overview

Direct marketing is any direct communication to a consumer or business that is designed to generate a response in the form of an order. Affinity marketing is a subset of the larger direct marketing industry which involves direct marketing to the customers of institutions, such as financial service providers and retailers, using the brand name and customer contacts of such institution. We believe that marketing associated with the brand of a marketing partner provides a significant advantage over other forms of direct marketing. Affinity marketing provides us with access to our marketing partners’ large customer base, generally results in higher response rates as customers recognize and trust our marketing partners’ brands and provides additional credibility and validation as to the quality of the program or service we are offering. Marketing partners benefit as they are able to promote their brands while offering additional programs and services, which strengthens their relationships with their customers and generates incremental revenue for them.

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

Industry and market data used throughout this Report were obtained from the DMA’s 2010 Statistical Fact Book (2010 Edition). While we believe that the research and estimates are reliable and appropriate, we have not independently verified such data nor have we made any representation as to the accuracy of such information.

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

In 2005, we entered into a Purchase Agreement with Cendant pursuant to which we purchased from Cendant all of the equity interests of Affinion Group, LLC or AGLLC (known as Cendant Marketing Services Group, LLC prior to the consummation of the Transactions) and all of the share capital of AIH. See “Item 13. Certain Relationships and Related Party Transactions—The Acquisition—Purchase Agreement.”

Marketing

We provide our customer engagement and loyalty solutions through retail and wholesale arrangements, or combinations of both. Under a retail arrangement, we usually market our products to a marketing partner’s customers by using that marketing partner’s brand name and customer contacts. In retail arrangements, we typically bear or share the acquisition marketing costs. Under structures where we bear all or most of the acquisition marketing costs, we typically incur higher up-front expenses but share a lower amount of the related revenue (which we generally call a “commission”) with our marketing partners. Under structures where our marketing partners share more of the acquisition marketing costs, we typically have lower up-front expenses, but pay higher commissions on related revenue to such partners.

Under a wholesale arrangement, the marketing partner markets our products and services to its customers, collects revenue from the customer, and typically pays us a monthly fee per end-customer. Under this type of arrangement, we may also provide other services to our marketing partners, including enrollment, fulfillment, customer service, website and mobile application development.

We utilize a variety of media to offer our customer engagement solutions, including direct mail, online marketing, point-of-sale marketing, direct response radio and telephone marketing, inbound and outbound telephony and voice response unit marketing. We have a full-service, in-house creative agency with expertise in utilizing all varieties of customer acquisition media. We use a network of third-party operators for inbound and outbound telemarketing and develop all direct mail programs in-house, utilizing third parties only for limited services such as printing. In addition, we use standardized scripts and direct mail materials that are repeatedly tested and updated to ensure regulatory compliance, consistent quality and the maximum effectiveness for each marketing campaign.

We utilize financial models that are designed to target and predict returns over a five-year period for marketing expenditures related to membership programs and a seven-year period for marketing expenditures related to insurance programs. These models are used to determine the minimum response rate required to attain a targeted return per marketing campaign, net of attrition, applying an appropriate cost of capital. Our marketing systems model individual customer engagement and loyalty program marketing campaigns across multiple media and product offerings utilizing extensive data, customer contacts and the results of over 101,000 marketing campaigns conducted over the last decade. We typically target a minimum profitability return after all costs for all marketing expenditures related to our customer engagement solutions.

Direct Mail. We have developed considerable expertise in direct mail marketing, which remains our largest marketing medium in terms of new member acquisition, accounting for 32 % of new subscriber joins globally in 2010. Our direct mail operations incorporate a variety of mailing types, including solo direct mail, detachable inserts, credit card inserts, statement inserts, promotion inserts, and other printed media. Additionally, we continually test variations of direct mail solicitations to drive higher customer response rates.

Point-of-Sale Marketing. Point-of-sale marketing offered at our financial institution marketing partners’ branch networks is the primary distribution medium for our checking account package enhancement products. Point-of-sale marketing of our programs is also offered at our retail marketing partners’ stores. Point-of-sale marketing utilizes a variety of promotional and display materials at these locations to create interest and drive program inquiries and enrollments. Customer service representatives of our marketing partners usually coordinate sales with the opening of new accounts and sale transactions. We also train our marketing partners’ point-of-sale personnel in sales techniques for our programs.

Live Operator Inbound Telemarketing (“Transfer Plus” and “Customer Service Marketing”). Transfer Plus is a live-operator call transfer program which operates out of our marketing partners’ call centers, and has proven successful in converting customer service calls into revenue opportunities. In Transfer Plus, qualified callers of a marketing partner are invited to hear about a special offer, and those callers who express interest in that offer are transferred to our representatives to hear more about the product or service. Customer Service Marketing is similar to Transfer Plus, however, the marketing partner’s representative continues with the sales process instead of transferring the call to us. These programs are easy to implement, and we handle all training and promotions. It also provides a no-cost employee retention program for our marketing partners as agents earn cash/awards from us for every call handled or transferred.

Outbound Telemarketing. We use extensive modeling to target calling efforts to likely responders. Calls are fully scripted, and our representatives market only to those who are interested in hearing about our products and services. Our outbound telemarketing programs are designed to comply with the “Do-Not-Call” Registry and other privacy rules and requirements.

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

Online Marketing. We use the Internet for the marketing of our products and services, both with marketing partners and via direct to consumer marketing, in both North America and Europe, and for the delivery of certain product benefits where it is relevant and beneficial to the consumer’s experience to do so. Our online marketing initiatives include pursuing new marketing partnerships (e.g. online retailers, travel providers, and service providers), expanding relationships with traditional marketing partners via the Internet (notably financial institutions who allow us to market to their online banking customers), as well as offering our products and services directly to customers. We use advertising, search and email marketing methods to enhance our online customer acquisition techniques. With our acquisition of Webloyalty, we have significantly increased our presence and online capabilities in attractive European markets, which will create new opportunities for growth in our services. Our online marketing programs are designed to comply with the Restore Online Shoppers’ Confidence Act as well as other relevant privacy legislation.

Products and Services

North American Membership Products. We market various private-label membership products and services in North America, primarily to the customers of our domestic marketing partners. These products are typically offered on a subscription basis and may be categorized generally as addressing one of two broad categories of fundamental consumer needs: (1) protection and peace-of-mind services or (2) savings on lifestyle oriented purchases and loyalty solutions. For example, our products offer members benefits and value-added services in the growing market of credit monitoring and identity-theft resolution services, which are intended to improve the member’s sense of security and well-being, as well as discounts on many brand categories along with shop-at-home convenience in such areas as retail merchandise, gift cards, travel, automotive and home improvement.

At December 31, 2010, our principal membership products included:

Product	Description	Key Features

	Complete credit security solution with advanced monitoring and proactive management tools that enable members to retain more control over their personal data and prevent fraudulent activity	• Access to credit reports, credit monitoring, fraud resolution • Online monitoring of social security numbers, credit cards and other personal data • Identity-theft expense reimbursement

	Access and monitoring of credit report, credit score and credit history to help members manage their credit and prevent identity-theft	• Access to credit data from all three credit bureaus credit monitoring from one or all three credit bureaus • Fraud resolution • Identity-theft expense reimbursement

	Credit card and document registration	• Cancellation/replacement of credit cards with fraud liability, sales price and return guarantee protection • Emergency cash advance and airline ticket replacement

	Computer and internet security protection	• Virus protection • Personal firewall and spam blocker • Parental internet control • Spyware protection • PC repair reimbursement for physical and virus damage

	Mobile phone protection	• Mobile phone warranty • Available for any phone regardless of age, carrier or model • Concierge service

	Discount travel service program offering a low-price guarantee on booking airline, hotel and car rental reservations	• 5% cash back • 24/7 full service travel agency

Discount shopping program offering savings of 10%-50% off manufacturers’ suggested retail price on brand name consumer products

•      200% low price guarantee for 60 days; automatic two-year warranty on most items

•      Discount on over 12,900 items from more than 950 brand name manufacturers

•      3.5% cash back on online orders of most items

	Discount program with preferred prices on new cars and discounts on maintenance, tires and parts	• Emergency roadside assistance for up to three times per year • Up to 15% in service center network savings

Discount program offering savings on dining, shopping, hotels, and admission to individual and family-oriented leisure activities

•      Coupons for entertainment, shopping and dining savings from approximately 400 national brands

•      Clip and save coupons from national retailers and entertainment locations

•      Dining discount of up to 50% at almost 60,000 U.S. restaurants

	Discount program offering savings on home improvement and repair	• Benefits of Shoppers Advantage • Discount on home-related purchases and services • Approximately 80,000 pre-screened contractors • 60-day low price guarantee

Product	Description	Key Features

	Customer service that extends manufacturers’ warranties	• Automatic five-year warranty extension • 20%–50% repair cost protection • New purchase price protection for 60-90 days

	Discounts on a variety of health-related programs and services	• 5%–25% off fees at approximately 400,000 practicing practitioners • 5%–35% discounts on prescriptions, dental, vision, hearing and preventive care

	Insurance coverage service for breakdowns of household systems and appliances	• 24-hour, 365-day coverage with repair service network of over 25,000 pre-screened service professionals

In addition to direct mail campaigns, other forms of marketing utilized to acquire new subscribers and end-customers in the Membership business segment include telemarketing, customer service marketing, voice response unit marketing, direct response radio and television marketing, point-of-sale marketing and our online initiatives. Membership programs are mostly offered on a retail basis, where customers pay us an annual or monthly subscription fee. In return, we usually pay our marketing partners’ commissions on initial and renewal subscriptions based on a percentage of the subscription fees we collect. We also offer our membership products and services under wholesale arrangements in which our marketing partners incur the marketing expense and risk of campaign performance and pay us a monthly fee and other fees for the administration and fulfillment of these programs.

Domestic Insurance. We offer four primary insurance programs that pertain to supplemental health or life insurance. These programs, including AD&D, represent our core insurance offerings and the majority of our annual insurance revenue.

At December 31, 2010, our principal insurance products included:

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

We market our insurance products primarily by direct mail, telemarketing and the Internet. We use retail arrangements with our marketing partners when we market our insurance products to their customers. We earn revenue in the form of commissions from premiums collected as well as from economic sharing arrangements with the insurance carriers that underwrite the policies that we market. While these economic sharing arrangements have a loss-sharing feature that is triggered in the event that the claims made against an insurance carrier exceed the premiums collected over a specified period of time, historically, we have never had to make a payment to insurance carriers under such loss-sharing feature, and we also purchase reinsurance coverage to provide a backstop against high amounts of claims activity.

Domestic Package. We design and provide checking account enhancement programs to approximately 2,200 financial institutions in the United States. We provide these marketing partners with a portfolio of approximately

45 benefits in such areas as travel and shopping discounts, insurance and identity-theft resolution to create customized package offerings for their customers which are generally embedded in our marketing partners’ checking or deposit account and which enhance the value proposition for the growing trend of “fee-based” checking. For example, a financial institution can bundle enhancements such as grocery coupon packages, medical emergency data cards, movie ticket discounts, telephone shopping services, car rental discounts, half-price hotel directories, hotel savings, dining discounts, and other benefits, with a standard checking or deposit account and offer these packages to its customers for an additional monthly fee.

Additionally, through our NetGain program, our marketing partners engage us to perform customer acquisition marketing campaigns on their behalf. In exchange for a fee, which is typically paid by our marketing partners for each customer acquisition campaign we perform, we provide marketing strategy, customer modeling, direct mail support and account management services.

At December 31, 2010, our principal package products included:

Product	Description	Key Features

	Package of benefits tied to customer checking accounts in the U.S.	Broad array of features includes shopping, travel and security benefits

	Package of benefits focused on office management and business discounts	Business services and solutions

	Health savings package includes discounts on prescriptions, dental and vision care and AD&D insurance	Health-oriented programs

	Value-based engagement solution that drives profitable checking account behaviors while delivering value that customers expect and will pay for, resulting in deeper relationships, more income generation for our marketing partners, and greater lifetime value of the end customer	Broad portfolio of value-added services, data tracking and analysis on checking account behavior performance and overall account profitability.

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

Loyalty Products. We manage loyalty solutions products for points-based loyalty programs such as General Motors’ reward programs and USAA. Based on our internal estimates and information received from our marketing partners in the course of conducting business, we believe we are a leader in online points redemption as we managed approximately 497 billion points for our customers as of December 31, 2010. Our loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements.

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

The following table illustrates the services provided to our clients:

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

Rewards Fulfillment

Ownership of vendor management, inventory and fulfillment of program rewards

Works directly with over 200 vendors to obtain rewards and provides loyalty partners with access to more than 12,600 available merchandise models

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

ALG also provides credit card enhancements, such as travel insurance and concierge services. The enhancement product line, which has been offered by us for approximately 20 years, addresses the same categories of consumer needs as our subscription-based programs, offering both protection (such as travel accident insurance) and lifestyle (such as concierge services) benefits. The benefits are sold wholesale to our marketing partners, who then provide the benefits at no cost to their customers as an added value of doing business with them. Historically, these benefits have been predominantly offered within the financial services industry as credit card enhancements.

Loyalty Fulfillment. We provide and manage travel reward products for loyalty programs through Connexions Loyalty Travel Solutions, L.L.C. (“Connexions”), which is a service provider for points-based loyalty programs such as Bank of America WorldPoints and Citibank’s ThankYou Rewards. We believe we are a leader in online and offline travel reward fulfillment as we fulfilled over 1.5 million travel redemptions on an annualized basis. Connexions’ loyalty program services are private-label, customizable, full-service travel rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on our customer’s requirements. We do not retain any loyalty points-related liabilities. We typically charge a per-member and/or a per-activity administrative fee to clients for our services.

The following table illustrates the services provided to Connexions’ clients:

Service	Description

Program Design	Establishes selection of loyalty program travel rewards and the parameters for redemption fulfillment

Program Management	Provides loyalty and travel industry comparative data, including travel analysis, fulfillment best practices and competitive program trends across various industries

Rewards Fulfillment

Provides travel content and fulfillment of travel inventory to program rewards.

Works directly with over 830 travel suppliers to obtain rewards and provide loyalty partners with access to worldwide travel content

Points Administration	Documents program member points for selected travel rewards. Tracks and maintains program members redemption records based on client’s business rules

Customer Experience Management	Provides a full-service, in-house contact center as an extension of the partner’s existing contact center

Service	Description

Program Communications

Produces HTML-based email newsletters and surveys which increase readership and are typically less expensive than direct mail campaigns for these programs

Integrates private label travel redemption web sites into clients’ loyalty program web site

Performance Monitoring	Provides client redemption usage reports , including a dashboard of critical program performance metrics and allows for standard ad-hoc reporting

Connexions also provides clients with the ability to offer leisure travel as a member benefit in a purchase environment, a travel gift card which can be used on all travel components, including airfare, rental car, hotel stays and cruise vacations.

International Products. Through our Affinion International operations, we market our membership and package enhancement product lines internationally. Based upon the wide range of international membership and package enhancement programs we offer under retail and wholesale arrangements we believe we are the largest provider of membership programs and package enhancement products in Europe. These membership services and package enhancement products are offered under retail and wholesale arrangements comparable to those in the U.S.

At December 31, 2010, our principal international membership products included:

Product	Description	Key Features

Sentinel Gold	Protection for all credit and debit cards against loss or theft	• Services including change of address and luggage and key retrieval • Emergency services including medical, airline ticket replacement and hotel bill payment • Lost cash and wallet/purse insurance

Privacy Guard	Access to and monitoring of credit report, credit score and credit history to help prevent identity-theft	• Online and offline single bureau reporting • Credit monitoring • Full fraud resolution • Identity-theft insurance

Let’s Go… Rewards	Access to year round discounts on dining, days out and event tickets

•      25% discount on dining bills or 2-for-1 on meals at over 4,000 restaurants in the U.K.

•      25% discount on concert and other event tickets

•      Discounted entry to select attractions and other 2-for-1 promotions

PCProtection Plus	Online security and protection product with identity theft protection	• Virus protection and personal firewall software • Spam blocker and anti-spyware software • Identity-theft insurance • PC repair insurance for accidental and virus damage

Our principal package enhancement products are marketed through our financial institution marketing partners and provide a broad array of benefits, including shopping, travel and security, to checking account customers in Europe. In addition to the identity-theft resolution and credit monitoring programs launched in the U.K., Affinion International markets its travel program, its shopping program and its dining and leisure programs in the U.K. and across our European footprint.

Marketing Partners

We are able to provide our customer engagement and loyalty solutions by utilizing the brand names and customer contacts of our marketing partners. Our diversified base of marketing partners includes more than 5,550 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and Internet. Select marketing partners include Wells Fargo, Bank of America, JPMorgan Chase, HSBC and Choice Hotels. In 2010, we derived approximately 49.4% of our net revenues from members and end-customers obtained through our 10 largest marketing partners.

Typically, our agreements with our marketing partners for the marketing and servicing of our retail membership products are for fixed terms which automatically renew and may be terminated upon at least 90 days’ written notice. While we generally do not have continued marketing rights following the termination of any marketing agreements, the vast majority of our marketing agreements allow us to extend or renew existing memberships and bill and collect associated subscription fees following any termination. While we usually do not have rights to use marketing partner branding in new marketing following termination of a marketing agreement, the products we provide to subscribers are either our standard products which do not require our marketing partner’s branding, or are co-branded products for which we typically have the ability to continue to service as co-branded products. Generally, our marketing partners agree not to solicit our subscribers for substantially similar services both during the term of our agreement and following any termination thereof.

Membership Products. We have over 800 marketing partners in multiple industries. Some of our largest marketing partners in terms of revenue, such as Wells Fargo, Bank of America and JPMorgan Chase, have been marketing with us for over 10 years.

Insurance and Package Products. Our insurance marketing partners consist of approximately 3,600 financial institutions including national financial institutions, regional financial institutions and credit unions at December 31, 2010. Customers of our top 10 marketing partners generated approximately 40% of our gross insurance revenue in 2010. Our package enhancement marketing partners are comprised of approximately 2,200 national financial institutions, regional financial institutions and credit unions at December 31, 2010. Customers of our top 10 U.S. marketing partners generated approximately 31% of our U.S. package enhancement revenue in 2010. In addition, we have held the endorsement of the American Bankers Association of our account enhancement programs in the U.S. for over 15 years.

International Products. Our international marketing partners include some of Europe’s most prominent retail banks. Additionally, we own a 51% investment in Cims South Africa Ltd., a joint venture that offers wholesale package enhancement programs in South Africa, similar to those offered in Europe.

Customers

As of December 31, 2010, we had approximately 69 million membership, insurance and package subscribers and end-customers enrolled in our programs worldwide and approximately 111 million customers who received credit or debit card enhancement services and loyalty points-based management services. We offer our programs and services to our customers through more than 5,550 marketing partners as of December 31, 2010. We market to customers using direct mail, online marketing, point-of-sale marketing, telemarketing and other marketing methods.

Membership Products. As of December 31, 2010, we had approximately 15.9 million subscribers and end-customers in the U.S. We target customers of our marketing partners who are willing to pay a fee to gain access to a multitude of discount programs or want to improve their sense of security and well-being. Our focus is on maximizing revenue and profitability per member over a five-year period, rather than the number of active members in our programs.

Insurance and Package Products. As of December 31, 2010, we had approximately 26.8 million insurance customers in the U.S. We rely on access to our marketing partners’ large customer bases to market our insurance programs. The insurance products we market, such as AD&D, provide customers with peace of mind benefits should they suffer a serious injury or loss.

As of December 31, 2010, we provided our U.S. package products to approximately 8 million members and end-customers. Approximately 2,200 financial institutions utilize our package products to increase customer affinity, increase response and retention rates and generate additional fee income.

Loyalty Products. We worked with approximately 90 marketing partners as of December 31, 2010, and provided enhancement and loyalty products to approximately 111 million customers. These marketing partners include leading financial institutions, brokerage houses, premier hotels, timeshares and other travel-related companies. We provide points-based loyalty products and benefit package enhancement products that they in turn offer to their customers. Many of the principal ALG (as defined below) partner agreements have a term of at least two years, and we typically charge a per-member and/or a per-activity administrative fee to clients for our services.

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

International Products. As of December 31, 2010, we had approximately 16.5 million international package customers and approximately 1.8 million members and end-customers in 13 countries, primarily in Europe.

Third-Party Vendors

We partner with a large number of third-party vendors to provide fulfillment of many of our programs and services. Generally, our relationships with key vendors are governed by long-term contracts. As we have a large number of vendors, we are generally not dependent on any one vendor and have alternative vendors should we need to replace an existing vendor. We believe we have very good relationships with our vendors who value their relationship with us as we are able to provide them with access to a large customer base through our marketing partners, many of whom are leaders in their respective industries. In addition, because we purchase large volumes of services across our various businesses, we are able to achieve significant price discounts from our vendors.

Membership Products. We partner with a variety of third-party vendors to provide services, benefits and fulfillment for many of our membership programs. Some of our largest vendor relationships relate to the provisions of certain benefits embedded in our PrivacyGuardR membership product and AutoVantage membership product.

Insurance and Package Products. As of December 31, 2010, The Hartford, Inc. (“The Hartford”) was our primary carrier for the majority of our insurance programs and was one of our largest suppliers during 2010. Our contract with The Hartford is non-exclusive and we periodically explore additional relationships for our insurance programs. As of December 31, 2010, we also have contractual relationships with other insurance underwriters, including American International Group, American General and Minnesota Life Insurance Company.

Our package enhancement products combine both insurance and membership products to create a unique enhancement package that our marketing partners provide to their end-customers. Generally, programs include AD&D insurance and travel discounts that are supplied by our membership and insurance benefit vendors.

Loyalty Products. Affinion Group Loyalty, our wholly owned subsidiary (“ALG”) acts as a business process outsourcer for points-based loyalty products and provides enhancement benefits to credit and debit card issuers. While many of the services ALG provides are sourced in-house as a result of ALG’s proprietary technology platform and program design support, third-party suppliers are used to provide additional benefit enhancements. These benefit enhancements are supplied by our membership and insurance benefits vendors.

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

We also research, build and launch custom partner programs that we create uniquely for marketing partners to address the specific needs of these marketing partners and their customers.

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

Enrollments. Enrollment information is sent to us through a variety of different media, including mail, electronic file transfer from marketing partners and telemarketing vendors and the Internet. Average turnaround time from receipt to enrollment is approximately 24 hours.

Fulfillment Packages. Fulfillment packages, which include enrollment materials and premiums (e.g., gift cards, coupons and “hard” premiums such as MP3 players) sent to customers via mail and electronically, are produced in thousands of combinations for our membership, insurance and package enhancement programs. Fulfillment orders are generally transmitted to the appropriate fulfillment vendor by the next business day following receipt of the order. Physical fulfillment assembly and distribution in North America is completed by our facility in Franklin, Tennessee or by outsourced vendors.

Physical fulfillment assembly and distribution in Europe is completed in five locations across Europe and totals around 13 million pieces per year. Approximately 54% of these pieces are completed by third-party vendors with the remainder being completed in-house by Affinion International employees. We are increasingly employing electronic delivery of membership materials and fulfillment packages, which drives further cost reductions.

Billing. We have the ability to accept a variety of different payment account types, including Visa (debit and credit), MasterCard (debit and credit), Discover, American Express, oil and retail company proprietary cards, PayPal, mortgage loans and checking and savings accounts. Domestically, we process approximately 139 million billing transactions each year for our membership, insurance and package products. We use both generic and direct processing methods and work closely with a variety of payment processors and our marketing partners to maximize our ultimate collection rates.

Merchandise Delivery. Shoppers Advantage maintains a virtual inventory of approximately 14,000 items, covering more than 750 brands sourced through a best-in-class direct-ship network of 170 direct-ship vendors. We manage the process of customers purchasing these products, but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered. By pooling the purchasing power of our membership products and other products, including our loyalty programs, we achieve price reductions on the products we offer, and deliver value to our customers. Merchandise sales between our merchandise vendors and our customers was almost 7 million units and totaled more than $278 million in 2010. Related commissions on merchandise revenue totaled approximately $2.0 million which is included in our 2010 net revenues.

Travel Fulfillment. TAS, our full-service travel agency, is dedicated primarily to servicing our customers; however, it also provides travel agency services to Resort Condominiums International, LLC and CheapTickets.com, each of which was an affiliate of Cendant. Based on information derived from the 2010 Travel Weekly’s Power List, we believe that TAS is one of the ten largest leisure travel agencies in North America.

TAS travel consultants use the Galileo International GDS booking system, which offers 420 airlines, 25 car rental companies, 88,000 hotel properties, Amtrak, VIARail (Canada) and 13 national rail systems. This system provides us with access to online fares and electronic ticketing capability on 220 air carriers. Because TAS takes bookings primarily for our members, TAS is able to shift the bookings from one travel vendor (airline, hotel, car rental, etc.) to another depending on which is more cost advantageous. Reservation and support services are provided by a combination of internally managed call centers, outsourcing relationships, and more than ten branded websites.

Contact Call Centers

Our contact call centers provide high-quality, predominantly inbound telemarketing service and retention support. We are committed to using internally managed and outsourced contact call centers to effectively handle peak service levels while achieving a semi-variable cost structure. As of December 31, 2010, 20 facilities handled the call volume, of which 12 are internally managed (6 in North America and 6 in Europe) and 8 are outsourced.

Our contact call centers handle approximately 23 million customer contacts per year, 15 million of which are related to our North American business and 8 million to our international business. The contact call centers provide a primary point of interaction with our customers, driving customer satisfaction, retention and ultimately, profits. To this end, we are focused on implementing ways to improve service levels and set the necessary quality benchmarks to assure third-party vendors are performing at high levels. At the same time, we have reduced the number of our internally managed contact call centers and increased the use of outsourcers, producing significant cost reductions and an improved variable cost structure.

Information Technology

Our information technology team, comprised of approximately 460 employees worldwide, operates and supports approximately 85 individual applications at December 31, 2010. Membership, package and insurance products and services are distributed through a multiple media approach, which allows us to interface with our marketing partners’ customers in a variety of ways to enhance file penetration in a cost effective manner. Our systems are able to manage marketing campaigns across all media. Servicing and subscription requests are processed through a workflow and messaging interface with our vendors and are stored within our subscriber management platform. This framework allows us to keep a virtual inventory of programs and services, as well as store customer information for future marketing analysis. Customer servicing and billing information is fed into the financial ledger and business intelligence platform for billing and future marketing analysis.

Intellectual Property

We own or have licenses to use a large number of patents relating to a significant number of programs and processes. We also have certain significant material trademarks including, but not limited to Affinion Group, Affinion Benefits Group, ALG, Affinion International, AutoVantage, Buyers Advantage, CompleteHome, Enhanced Checking, HealthSaver, Hot-Line, NHPA, PrivacyGuard, Shoppers Advantage, Small Business Solutions, Travelers Advantage, Trilegiant and Wellness Extras. We use our trademarks in the marketing of our services and products offerings. We renew our trademarks on a regular basis. No individual patent or trademark is considered to be material to our business; however, our overall portfolio of patents and trademarks are valuable assets.

Employees

As of December 31, 2010, we employed approximately 3,900 people, of which approximately 65% are located in North America and the remaining 35% are in our international offices.

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

In 2003, the FTC amended its Telemarketing Sales Rule to establish a National “Do-Not-Call” Registry. As of December 2010, the “Do-Not-Call” Registry included more than 194 million phone numbers. To comply with the rule, companies are required to match their call lists against the “Do-Not-Call” Registry prior to conducting outbound telemarketing and remove the names of consumers who have requested they not be called. In addition, the amended Telemarketing Sales Rule requires additional disclosures and sales practices for goods and services sold over the phone. We match our call lists with the “Do Not Call Registry” and implement telemarketing scripts to comply with this regulation.

On May 27, 2009, the U.S. Senate Committee on Commerce, Science, and Transportation (the “Senate Committee”) initiated an investigation into Webloyalty and Vertrue Inc., a competitor of the Company, in connection with their e-commerce marketing practices, including those relating to consumers’ account number acquisition. On July 10, 2009, the Senate Committee expanded the scope of its investigation to include us and requested that we provide certain information about our domestic online marketing practices. These practices included those relating to the acquisition of consumers’ credit or debit card account numbers automatically from our partners when a consumer enrolls in one of our programs immediately after making a purchase through one of our partners’ web sites (“Online Data-pass Marketing”), a marketing channel which generated less than 5% of our total consolidated net revenues in 2009. On January 6, 2010, we sent a letter to the Senate Committee informing them of our decision, after careful consideration of the fluid and iterative nature of the internet, to cease Online Data-pass Marketing for its membership programs and make certain additional changes to the disclosures in our online marketing and fulfillment. Specifically, when marketing these programs online, we now require consumers to provide all 16 digits of their credit or debit card when enrolling in our membership programs in the online post-transaction environment. On December 29, 2010, legislation entitled the “Restore Online Shoppers’ Confidence Act” was enacted. The legislation prohibits Online Data-pass Marketing and requires additional disclosure relating to the online marketing of, and billing for, membership programs in the online post-transaction environment. Since we and Webloyalty had ceased Online Data-pass Marketing more than eleven months prior to the enactment of such legislation, we do not expect such legislation to have a material adverse effect on our business.

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

Additionally, several bills have been proposed in Congress that could restrict the collection and dissemination of personal information for marketing purposes. If any such legislation is passed, we would implement appropriate procedures and practices to comply with such laws.

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

Domestic and International Insurance Regulations. As a marketer of insurance programs, we are subject to state rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. Domestically, the insurance carriers that underwrite the programs that we sell are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials we disseminate to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs. In addition, our international products are regulated by various national and international entities, including the U.K. Financial Services Authority (“FSA”), in the sale of insurance programs. The FSA is responsible for enforcing the Financial Services and Markets Act 2000 which, among other things, implements the European Union’s (the “EU”) Insurance Mediation Directive.

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

•	Unfair Terms and other consumer protection regulation: requiring that consumer terms and conditions be fair and reasonable;

•	Consumer Credit regulations: requiring licensing for the provision of certain credit products; and

•	Provision of Services regulations: requiring that certain information be made available to consumers and setting basic rules on responding to complaints.

In addition, there are various self-regulatory codes of advertising and direct marketing practice. We have established procedures designed to comply with the requirements of these codes and practices. Further, the FSA and other European regulators may change or introduce new laws or regulations that materially impact the membership, package enhancement and other services we provide.

Insurance

We believe we carry sufficient insurance coverage to protect us from material losses incurred by any of our operations due to an insurance recoverable circumstance.

Corporate Information

We are a Delaware corporation formed in July 2005 and are a holding company whose assets consist of the capital stock of our direct subsidiaries.

Our headquarters and principal executive offices are located at 6 High Ridge Park, Stamford, Connecticut 06905. Our telephone number is (203) 956-1000.

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

We are a highly leveraged company. As of December 31, 2010, we had approximately $1.7 billion principal amount of outstanding indebtedness and since then, we incurred an additional $250.0 million of term loan indebtedness under our senior secured credit facility. Our annual debt service payment obligations, exclusive of capital lease obligations, do not include any required principal repayments until 2015, other than quarterly payments on our term loan equal to 1% per annum and annual required repayments based on excess cash flow. However, under our senior secured credit facility, we have a one year “holiday” on mandatory term loan repayments based upon excess cash flows. As of December 31, 2010, our estimated 2011 principal and interest payments on our debt will be approximately $130.8 million. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

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

All of the debt under our senior secured credit facility is variable-rate debt, subject to a minimum LIBOR floor.

The terms of our senior secured credit facility and the indentures governing the existing 7.875% senior notes and 11 1/2% senior subordinated notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The terms of our senior secured credit facility and the indentures governing the existing 7.875% senior notes and 11 1/2% senior subordinated notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	sell preferred stock of a restricted subsidiary;

•	pay dividends and make other restricted payments;

•	create or incur certain liens;

•	make certain investments;

•	engage in sales of assets and subsidiary stock;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

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

any of which could result in an event of default under the existing 7.875% senior notes and 11 1/2% senior subordinated notes.

If the indebtedness under our senior secured credit facility or our notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of the indentures governing our existing 7.875% senior notes and 11 1/2% senior subordinated notes and our senior secured credit facility contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. However, these restrictions are, or will be (as applicable), subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. As of December 31, 2010, we had $153.2 million available for additional borrowing under the revolving loan commitments under our senior secured credit facility, after giving effect to $6.8 million of outstanding letters of credit. In January 2011, the revolving loan commitments were increased by $5.0 million. In addition, the covenants under our existing debt agreements would allow us to borrow a significant amount of additional debt. The more we become leveraged, the more we, and in turn our security holders, become exposed to the risks described above under “ — Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.”

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

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility or otherwise, in an amount sufficient to fund our liquidity needs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements for Forward-Looking Information.”

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our senior secured credit facility, the indentures governing the existing 7.875% senior notes and 11 1/2% senior subordinated notes may restrict us from adopting some of these alternatives. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Furthermore, Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing.

We are a holding company and all of our assets are owned by and all of our net revenues are earned by our direct and indirect subsidiaries. Our ability to service our indebtedness depends upon the performance of these subsidiaries and their ability to pay dividends and make other distributions to us.

We are a holding company and all of our operations are conducted by our subsidiaries. Therefore, our cash flows and our ability to service indebtedness will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings.

Our subsidiaries are separate and distinct legal entities and, except for the existing and future subsidiaries that will be subsidiary guarantors of our senior secured credit facility and notes, they will have no obligation, contingent or otherwise, to pay amounts due under our senior secured credit facility or notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

We have historically experienced net losses and negative working capital.

Since the consummation of the Acquisition, we have had a history of net losses and negative working capital. For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, we had net losses attributable to us of

$142.6 million, $50.0 million and $88.7 million, respectively. We cannot assure you that we will not continue to report net losses in future periods. Our working capital deficit as of December 31, 2010, December 31, 2009 and December 31, 2008 was $76.9 million, $102.3 million and $147.8 million, respectively.

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

We must replace the customers we lose in the ordinary course of business and if we fail to do so our revenue may decline and our customer base will decline, resulting in material adverse effects to our financial condition.

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

We depend on various third-party vendors to supply the products and services that we market. Many of our third-party vendors are independent contractors. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms as favorable to us. Additionally, if any third party vendor suffers interruptions, delays or quality problems, it could result in negative publicity and customer dissatisfaction which could reduce our revenues and profitability. With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals. If we are required to use an alternative insurance carrier, it may materially increase the time required to bring an insurance related product to market. As we are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction. Replacing existing third-party vendors with more expensive third-party vendors could increase our costs and reduce our profitability.

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

Although we market our programs and services through over 5,550 marketing partners, we derive a substantial amount of our net revenue from the customers we obtained through only a few of these marketing partners. In 2010, we derived approximately 49.4% of our net revenues from members and end-customers we obtained through our 10 largest marketing partners.

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

We generally incur losses and negative cash flow during the initial year of an individual member or end-customer relationship, as compared to renewal years. This is due primarily to the fact that the costs associated with obtaining and servicing a new retail member and end-customer often exceed the fee paid to us for the initial year. In addition, we experience a higher percentage of cancellations during the initial membership period compared to renewal periods. Members and end-customers may cancel their arrangement at any time during the program period and, for our annual bill customers, we are typically obligated to refund the unused portion of their annual program fee. Additionally, an increase in cancellations of our members’ credit and debit cards by their card issuers as a result of payment delinquencies or for any other reason, could result in a loss of members and end-customers and reduce our revenue and profitability. Accordingly, our profitability depends on recurring and sustained renewals and an increase in the loss of members or end-customers could result in a loss of significant revenues and reduce our profitability.

We depend, in part, on credit card processors to obtain payments for us. If our credit card processors are interrupted or negatively affected in any way it could result in delays in collecting payments or loss of future business and negatively impact our revenues and profitability.

We depend, in part, on credit card processors to obtain payments for us. The credit card processors operate pursuant to agreements that may be terminated with limited prior notice. In the event a credit card processor ceases operations or terminates its agreement with us, there can be no assurance a replacement credit card processor could be retained on a timely basis, if at all. Any service interruptions, delays or quality problems could result in delays in our collection of payments, which would reduce our revenues and profitability. Further, to the extent credit card processors or credit card issuing banks suffer a loss of revenues or business as a result of internal policy changes or any future enacted regulations or legislation, our revenues and profitability may be adversely affected.

The increase in the share of monthly payment programs in our program mix may adversely affect our cash flows.

We have traditionally marketed membership programs which have up-front annual membership fees. However, over the last six years, we expanded our marketing of membership programs for which membership fees are payable in monthly installments. Approximately 96% of our domestic new member and end-customer enrollments for the year ended December 31, 2010 were in monthly payment programs. Our increased emphasis on monthly payment programs adversely affects our cash flow in the short term because the membership fee is collected over the course of the year rather than at the beginning of the membership term as with annual billing.

We may be unable to achieve annual Adjusted EBITDA growth in future periods.

We may not be able to achieve annual Adjusted EBITDA growth in future periods. A variety of risks and uncertainties could cause us to not achieve Adjusted EBITDA growth, including, among others, business, economic and competitive risks and uncertainties discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements for Forward-Looking Information.” In order to achieve Adjusted EBITDA growth in future periods, we must continue to implement our business strategy, achieve our target minimum returns on investment for our marketing expenditures, maintain or exceed the renewal rate and profitability of our customer base, retain our key marketing partners and expand those relationships, grow our international operations, and experience no material adverse developments that would impact our cost structure, or material adverse developments in the regulatory environment in which we operate, among other things. Accordingly, we cannot assure you that we will be able to achieve Adjusted EBITDA growth for any future period.

Increases in insurance claim costs will negatively impact the revenues and profitability of our Insurance business.

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

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative membership, insurance, package enhancement and loyalty programs, products and services, the quality and breadth of the programs, products and services offered, competitive pricing and in-house marketing expertise. Our competitors offer programs, products and services similar to, or which compete directly with, those offered by us. These competitors include, among others, Aegon, Vertrue, Intersections, Sisk, Carlson Marketing Group, Assurant and Card Protection Plan. In addition, we could face competition if our current marketing partners were to develop and market their own in-house programs, products and services similar to ours. Furthermore, certain of our marketing partners (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain competitive products to their customers, the marketing and servicing of which historically were provided by us.

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

Internationally, package programs similar to ours are offered by some of the largest financial institutions in Europe. As these banks attempt to increase their own net revenues and margins by offering such programs in-house, we have been required to significantly reduce our prices when our agreements with these financial institutions come up for renewal in order to remain competitive. This pricing pressure on our international package offerings may continue in the future, thereby lowering the contribution to our operating results from such programs in the future.

Our business is increasingly subject to U.S. and foreign government regulation, which could impede our ability to market our programs and services and reduce our profitability.

We market our programs and services through various distribution media, including direct mail, point-of-sale marketing, telemarketing, online marketing and other methods. These media are regulated by state, federal and foreign laws and we believe that these media will be subject to increasing regulation, particularly in the area of consumer privacy. Such regulation may limit our ability to solicit or sign up new customers or to offer products or services to existing customers.

Our U.S. membership and insurance products are subject to extensive regulation and oversight by the FTC, the FCC, state attorneys general and other state regulatory agencies, including state insurance regulators. Our programs and services involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing of our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and implementing regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance products are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market our programs and services and reduce our revenues and profitability.

The telemarketing industry has become subject to an increasing amount of federal and state regulation as well as general public scrutiny. For example, the Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call customers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and FTC regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. The FTC’s 2003 Amendment to its Telemarketing Sales Rule created a national “Do-Not-Call” Registry and certain states have enacted separate “Do-Not-Call” Registries. Both the FTC and state attorneys general have authority to prevent telemarketing activities deemed by them to be “unfair or deceptive acts or practices.” Further, some states have enacted laws, and others are considering enacting laws, targeted directly at regulating telemarketing practices, including the creation of “Do-Not-Call” Registries, and any such laws could adversely affect or limit our operations.

Similarly our operations in the European Economic Area are also subject to often strict regulation. These laws include, in particular, restrictions on our insurance intermediary activities as a regulated financial service requiring prior authorization and adherence to various rules on management and controls, documentation, complaints handling, financial promotions and the contracting process with consumers. In addition our marketing operations are subject to regulation including data protection legislation requiring notification and obtaining consent for marketing and also advertising rules regarding the content of marketing messages. “Distance selling” information and cancellation rules must also be followed when we contract with consumers at a distance including via post, phone or website. In the latter case, electronic commerce rules also come into play. Some of our products in the U.K. also involve the provision of services classed as consumer credit and therefore require additional licences to be applied for and maintained. Additionally, individuals in the U.K. and other European countries have rights to prevent direct marketing to them by telephone, fax or email. Recent additions to the regulatory landscape to which we are subject in the European Economic Area include restrictions on what are considered to be unfair or misleading commercial practices and new general rules on providing services involving information and basic complaints handling rules to be followed. While many of these rules are based on European Directives, different jurisdictions have varying implementation and enforcement approaches which can be difficult to navigate. New rules or changes in existing ones at a European or Member State level in countries where we operate could restrict our current practices and the loss of required authorization or licenses would severely inhibit our service offerings.

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

Consumer complaints with respect to our industry have resulted and may result in state and federal regulatory and other investigations. On May 27, 2009, the U.S. Senate Committee on Commerce, Science, and Transportation (the “Senate Committee”) initiated an investigation into Webloyalty and Vertrue Inc., a competitor of the Company, in connection with their e-commerce marketing practices, including those relating to consumers’ account number acquisition. On July 10, 2009, the Senate Committee expanded the scope of its investigation to include the Company. In the course of such investigation, the Senate Committee requested that the Company and Webloyalty provide certain information about their domestic online marketing practices, including those relating to the acquisition of consumers’ credit or debit card account numbers automatically from their partners when a consumer enrolls in one of their programs immediately after making a purchase through one of their partners’ web sites (“Online Data-pass Marketing”). On January 6, 2010, the Company sent a letter to the Senate Committee informing them of its decision, after careful consideration of the fluid and iterative nature of the internet, to cease Online Data-pass Marketing for its membership programs and make certain additional changes to the disclosures in its online marketing and fulfillment. Webloyalty sent a similar letter to the Senate Committee on January 11, 2010. Specifically, the Company and Webloyalty, when marketing their membership programs online, now require consumers to provide all 16 digits of their credit or debit card when enrolling in the Company’s or Webloyalty’s membership programs in the online post-transaction environment. On December 29, 2010, legislation entitled the “Restore Online Shoppers’ Confidence Act” was enacted. The legislation prohibits Online Data-pass Marketing and requires additional disclosure relating to the online marketing of, and billing for, membership programs in the online post-transaction environment. Since the Company and Webloyalty had ceased Online Data-pass Marketing more than eleven months prior to the enactment of such legislation, we do not expect such legislation to have a material adverse effect on our business.

Over the past several years, there has also been proposed legislation in several states that may interfere with our marketing practices. For example, over the past several years many states have proposed legislation that would allow customers to limit the amount of unsolicited direct mail they receive. To date, we are not aware of any state that has actually passed legislation that would create a “Do-Not-Mail” registry or which would otherwise allow customers to restrict the amount of unsolicited direct mail that they receive. We believe there are two states that are currently considering some form of “Do-Not-Mail” legislation. Additionally, several bills have been proposed in Congress that could restrict the collection and dissemination of personal information for marketing purposes. If such legislation is passed in one or more states or by Congress, it could impede our ability to market our programs and services and reduce our revenues and profitability.

We are subject to legal actions and governmental investigations that could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation.

We are involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. While we cannot predict the outcome of pending suits, claims, investigations and inquiries, the cost of responding to and defending such suits, as well as the ultimate resolution of any of these matters, could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation. There can be no assurance that our accruals for legal actions or investigations will be sufficient to satisfy all related claims and expenses.

Between December 2008 and December 2010, the Company and Webloyalty received inquiries from numerous state attorneys general relating to the marketing of their membership programs and their compliance with consumer protection statutes. The Company and Webloyalty have responded to the states’ request for documents and information and are in active discussions with such states regarding their investigations and the resolution of these matters. Settlement of such matters may include payment by the Company and Webloyalty of the costs of the states’ investigation, restitution to consumers and injunctive relief.

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

Our future success is dependent in large part on continued demand for our programs and services within our marketing partners’ industries. In particular, the customers of our financial institution marketing partners accounted for a significant amount of our members and end-customers and revenues in 2010. In recent years, a number of our existing financial institution marketing partners have been acquired by or merged with other financial institutions. In the event one of our marketing partners undergoes a consolidation and the consolidated financial institution does not have an agreement with us or does not wish to continue marketing with us, we could experience an adverse impact on our revenue. In addition, the consolidation of financial institutions may result in increased leverage to pressure us to lower our prices. If consolidated marketing partners pressure us to lower our prices, we may experience an adverse impact on our revenue. Consolidation may also lead to fewer potential customers of marketing partners to whom we can sell our programs and services. Therefore, a significant and prolonged downturn in the industry, a trend in that industry to reduce or eliminate its use of our programs, products and services, or further consolidation in the industry leading customers to use fewer credit cards could result in a loss of members and end-customers and reduce our revenues and profitability. In addition, some of our financial institution marketing partners are in the mortgage business. Although the customers of our marketing partners in the mortgage business accounted for approximately 1% of our revenues in 2010, a continuing and prolonged downturn in the mortgage industry could reduce our revenues and profitability.

In addition, the “Credit CARD Act of 2009” prohibits, among other things, certain fees and increases in interest rates that may be charged by credit card issuers. While the long-term impact of this legislation remains uncertain, the law has resulted in some credit card issuers lowering available credit limits and raising annual credit card fees and interest rates, which could in turn reduce the willingness of customers to use their credit cards. The current macro-economic environment could exacerbate these effects, leading to increased charge-offs by credit card issuers. All of these potential effects could adversely affect our ability to attract new customers and maintain existing customers.

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

We could face patent infringement claims from our competitors or others alleging that our processes or programs infringe on their proprietary technology. If we were subject to an infringement suit, we may be required to (1) incur significant costs to license the use of proprietary technology, (2) change our processes or programs or (3) stop using certain technologies or offering the infringing program entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could cause our customers to seek other programs that are not subject to infringement suits. Any infringement suit could result in significant legal costs and damages, impede our ability to market or provide existing programs or create new programs, reduce our revenues and profitability and damage our reputation.

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

We market and service our programs by various means, including through mail and via telephone. Accordingly, our business is dependent on the postal and telephone services provided by the U.S. Postal Service and international postal service, and various local and long distance telephone companies. Any significant interruption of such services or any limitations in their ability to provide us with increased capacity could impede our ability to market our programs and services, result in a loss of members and end-customers and reduce our revenues and profitability. In addition, the U.S. Postal Service and international postal service increase rates periodically and significant increases in rates could adversely impact our business.

We may not realize anticipated benefits from recent or future acquisitions or have the ability to complete future acquisitions.

From time to time, we pursue acquisitions as a means of enhancing our scale and market share, such as our recent acquisitions of Connexions in July 2010 and Webloyalty in January 2011. In general, the success of our acquisition strategy will depend upon our ability to find suitable acquisition candidates on favorable terms and to finance and complete these transactions. In addition, upon completion of an acquisition, such as the Connexions and Webloyalty acquisitions, we may encounter a variety of difficulties, including trouble integrating the acquired business into our operations, the possible defection of key employees or of a significant number of employees, the loss in value of acquired intangibles, the diversion of management’s attention and unanticipated problems or liabilities. These difficulties may adversely affect our ability to realize anticipated cost savings and revenue growth from our acquisitions. In addition, acquisitions may not be as accretive to our earnings as we expect or at all, and may negatively impact our results of operations through, among other things, the incurrence of debt to finance any acquisition, non-cash write-offs of goodwill or intangibles and increased amortization expenses in connection with intangible assets. Acquisition integration activities can also put further demands on management, which could negatively impact operating results.

Our international operations are subject to additional risks not encountered when doing business in the U.S., and our exposure to these risks will increase as we expand our international operations.

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

In addition, we are subject to certain risks as a result of having international operations, and from having operations in multiple countries generally, including:

•	fluctuations in foreign currency exchange rates;

•	delays in the development of the Internet as a broadcast, advertising and commerce medium in overseas markets;

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

We are dependent on the services of Nathaniel J. Lipman, our Chairman and Chief Executive Officer, and other members of our senior management team to remain competitive in our industry. The loss of Mr. Lipman or any other member of our senior management team could have an adverse effect on us. There is a risk that we will not be able to retain or replace these key employees. All of our current executive officers are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the employees to terminate their employment.

We are controlled by Apollo who will be able to make important decisions about our business and capital structure.

Approximately 69% of the common stock of Holdings is beneficially owned by investment funds affiliated with Apollo. As a result, Apollo controls us and has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Holdings’ stock, including approving acquisitions or sales of all or substantially all of our assets, subject to the terms of the Holdings Stockholder Agreement (as defined in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Webloyalty Acquisition”). Under the Holdings Stockholder Agreement, investment funds affiliated with Apollo and General Atlantic currently have the right to nominate seven and three, respectively, of our eleven directors. In addition, the Holdings Stockholder Agreement provides for the nomination of Mr. Nathaniel J. Lipman as a director in his capacity as our Chief Executive Officer. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs, the declaration of dividends and the purchase of our indebtedness or Holdings’ indebtedness, in each case, subject to the terms of our senior secured credit facility and the indentures governing the existing 7.875% senior notes and 11  1/2% senior subordinated notes. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We are currently headquartered in Stamford, Connecticut in a 140,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. Our corporate data center is in Trumbull, Connecticut, with disaster recovery operations provided by a backup site in Westerville, Ohio. Some applications are also housed in Centennial, Colorado, Slough, U.K., and Oslo, Norway. The table below lists all of our facilities as of March 1, 2011, all of which are leased.

Location	Function
U.S. Facilities

Stamford, CT	Global Headquarters
San Carlos, CA	Sales and Support
Norwalk, CT (2 sites)	Global Headquarters of Webloyalty and former Global Headquarters of the Company
Shelton, CT	Call Center
Trumbull, CT	Call Center/ Data Ops Center
Boise, ID	Call Center
Eden Prairie, MN	Connexions Headquarters
St. Louis, MO	Call Center
Dublin, OH	Software Development
Westerville, OH	Call Center
Richmond, VA	Loyalty Products Operations
Franklin, TN (3 sites)	Insurance and Package Sales, Marketing and Administration, Print Fulfillment Center

International Facilities

Slough, United Kingdom	International Headquarters
Brussels, Belgium	Sales and Marketing
Copenhagen, Denmark	Sales and Marketing
Ennis, Ireland	Administration, Sales, Marketing and Call Center
Hamburg, Germany	Sales, Marketing and Call Center
Johannesburg, South Africa	Sales and Marketing
Kent, United Kingdom	Call Center
Kettering, United Kingdom	Call Center
London, United Kingdom	Sales and Marketing
Madrid, Spain	Sales and Marketing
Milan, Italy	Sales, Marketing and Call Center
Oslo, Norway	Sales, Marketing and Call Center
Paris, France	Sales and Marketing
Portsmouth, United Kingdom (2 sites)	Administration and Call Center
Stockholm, Sweden	Sales and Marketing
Villepinte, France	Administration and Call Center

We have non-cancelable operating leases covering various facilities and equipment. Our rent expense for the years ended December 31, 2010, 2009 and 2008 was $16.4 million, $13.4 million (net of sublease rental income of $0.1 million) and $13.1 million (net of sublease rental income of $0.4 million), respectively.

Item 3.	Legal Proceedings

In the ordinary course of business, we are involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. We, including Webloyalty, are also a party to lawsuits which were brought against us and our affiliates and which purport to be a class action in nature and allege that we violated certain federal or state consumer protection statutes (as described below). We intend to vigorously defend ourselves against such lawsuits.

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, California Consumers Legal Remedies Act, and California False Advertising Law. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. The case is currently pending before the court. There has been limited discovery and motion practice to date.

On November 10, 2010, a class action complaint was filed against the Company, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A. in the United States District Court for the Eastern District of New York. The complaint asserts various causes of action on behalf of several putative nationwide classes that largely overlap with one another. The claims asserted are in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, and New York’s General Business Law. On January 28, 2011, pursuant to the court’s motion procedures, the Company filed a letter seeking permission to file a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 16, 2011, the court entered a briefing schedule on the Company’s proposed motion, which requires that all briefings be concluded by June 8, 2011. The court did not indicate when it would rule on such motion.

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. A hearing has been scheduled on the motion to dismiss for April 11, 2011.

On August 27, 2010, another substantially similar class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On December 23, 2010, Webloyalty filed a motion to dismiss this lawsuit. The court has not yet ruled on Webloyalty’s motion.

On February 18, 2011, a class action complaint was filed against Webloyalty and one of its clients in the District Court for the Western District of Virginia. The complaint asserts various causes of action on behalf of a putative nationwide class, including unfair and deceptive acts and practices, unjust enrichment, invasion of privacy, money had and received, larceny, obtaining money by false pretense, trover, conversion, detinue, trespass, fraud, misrepresentation and computer fraud and violations under the Electronic Communications Privacy Act in connection with the sale by Webloyalty of its membership programs. The complaint was served on us on March 3, 2011. We have not yet responded to the complaint, but we intend to vigorously defend ourselves against this lawsuit.

On May 27, 2009, the U.S. Senate Committee on Commerce, Science, and Transportation (the “Senate Committee”) initiated an investigation into Webloyalty and Vertrue Inc., a competitor of the Company, in connection with their e-commerce marketing practices, including those relating to consumers’ account number acquisition. On July 10, 2009, the Senate Committee expanded the scope of its investigation to include the Company. In the course of such investigation, the Senate Committee requested that the Company and Webloyalty provide certain information about their domestic online marketing practices, including those relating to the acquisition of consumers’ credit or debit card account numbers automatically from their partners when a consumer enrolls in one of their programs immediately after making a purchase through one of their partners’ web sites (“Online Data-pass Marketing”). On January 6, 2010, the Company sent a letter to the Senate Committee informing them of its decision, after careful consideration of the fluid and iterative nature of the internet, to cease Online Data-pass Marketing for its membership programs and make certain additional changes to the disclosures in its online marketing and fulfillment. Webloyalty sent a similar letter to the Senate Committee on January 11, 2010. Specifically, the Company and Webloyalty, when marketing their membership programs online, now require consumers to provide all 16 digits of their credit or debit card when enrolling in the Company’s or Webloyalty’s membership programs in the online post-transaction environment. On December 29, 2010, legislation entitled the “Restore Online Shoppers’ Confidence Act” was enacted. The legislation prohibits Online Data-pass Marketing and requires additional disclosure relating to the online marketing of, and billing for, membership programs in the online post-transaction environment. Since the Company and Webloyalty had ceased Online Data-pass Marketing more than eleven months prior to the enactment of such legislation, we do not expect such legislation to have a material adverse effect on our business.

In addition, between December 2008 and December 2010, the Company and Webloyalty received inquiries from numerous state attorneys general relating to the marketing of their membership programs and their compliance with consumer protection statutes. The Company and Webloyalty have responded to the states’ request for documents and information and are in active discussions with such states regarding their investigations and the resolution of these matters. Settlement of such matters may include payment by the Company and Webloyalty of the costs of the states’ investigation, restitution to consumers and injunctive relief.

In that regard, in August 2010, the Company entered into a voluntary Assurance of Discontinuance with the New York Attorney General’s Office. Pursuant to that settlement, the Company agreed to cease in New York its online marketing practices relating to the acquisition of consumers’ credit or debit card account numbers automatically from its retailer or merchant marketing partners when a consumer enrolls in one of the Company’s programs after making a purchase through one of such partners’ web sites as previously agreed to with the Senate Committee on January 6, 2010. Additionally, the Company agreed, among other things, with the New York Attorney General’s Office to cease in New York “live check” marketing whereby a consumer enrolls in a program or service by endorsing and cashing a check. As part of such settlement, the Company paid $3 million in fees, costs, and penalties and approximately $1.6 million as restitution to New York consumers in addition to refund claims. The Company will pay the remaining restitution owed to New York consumers, which amount is not expected to be material, in fiscal year 2011.

As of September 13, 2010, Webloyalty also entered into a similar settlement agreement with the New York Attorney General’s Office. Pursuant to that settlement, Webloyalty agreed to pay $5.2 million in costs, fines and penalties, establish a restitution program for certain New York residents that joined a Webloyalty membership program between October 1, 2008 and January 13, 2010 and submitted a valid claim form, and implement changes to Webloyalty’s marketing of its membership programs. All costs, fines and penalties relating to the settlement were paid by Webloyalty in October 2010. All restitution to New York consumers and the remaining costs relating to the administration of the settlement will be paid by Webloyalty in fiscal year 2011.

The Company and Trilegiant are also a party to lawsuits arising out of the inquiries made by the state attorneys general.

On October 14, 2010, the Company and Trilegiant filed a declaratory relief action against the State of South Carolina, in the Court of Common Pleas of South Carolina for the County of Richland, Fifth Judicial Circuit, seeking a declaratory judgment that their marketing practices comply with South Carolina law. The Company and Trilegiant also seek a declaratory judgment that the State may not appoint private counsel to bring an action against the Company and Trilegiant on the State’s behalf. The State has filed a motion to dismiss both requests for declaratory judgment. The court has not yet ruled on the State’s motion. In response to the action commenced by the Company and Trilegiant, on December 17, 2010, the State of South Carolina appointed private counsel and filed a civil action against the Company and Trilegiant, in the Court of Common Pleas of South Carolina for the County of Spartanburg, Seventh Judicial Circuit, under the South Carolina Unfair Trade Practices Act, seeking civil penalties, restitution and an injunction. On December 31, 2010, the State filed its First Amended Complaint naming the Company, Trilegiant, and certain current and former officers as defendants. Also on December 31, 2010, the State filed its Notice of Motion and Motion for a Temporary Injunction. The parties have agreed to informally “stay” all of the above proceedings to attempt to resolve the matters through settlement.

On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and our Chief Executive Officer, in the Iowa District Court for Polk County. The State alleges violations of Iowa’s Buying Club Law and Consumer Fraud Act, and seeks injunctive relief as well as monetary relief. The State has not yet formally served its complaint on defendants because the parties are discussing possible steps toward resolution. Based on the representations made by the State, we expect our Chief Executive Officer to be removed as a defendant in the complaint.

We believe that the amount accrued for the above matters is adequate, and the reasonably possible loss beyond the amounts accrued will not have a material adverse effect on our financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly-owned subsidiary of Holdings, and there is no established trading market for our common stock. As of March 1, 2011, approximately 69% of the common stock of Holdings was beneficially owned by investment funds affiliated with our principal equity sponsor, Apollo.

During 2009 and 2010, we paid cash dividends to Holdings aggregating $25.1 million and $119.8 million, respectively. In addition, in the first quarter of 2011, we paid dividends to Holdings aggregating approximately $323.4 million. Our amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and 11 1/2% senior subordinated notes contain covenants that limit our ability to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

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

The consolidated balance sheet data of Affinion as of December 31, 2010 and 2009 and the related consolidated statements of operations data and cash flows data of Affinion for each of the three years in the period ended December 31, 2010, are derived from our audited consolidated financial statements and the notes thereto included elsewhere herein. The consolidated balance sheet data of Affinion as of December 31, 2008, 2007 and 2006 has been derived from the audited balance sheet of Affinion as of December 31, 2008, 2007 and 2006, respectively, and the related consolidated statements of operations data and cash flow data of Affinion for the years ended December 31, 2007 and 2006 has been derived from the audited consolidated financial statements of Affinion for the years ended December 31, 2007 and 2006, respectively, none of which is included herein.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Net revenues	$1,376.3	$1,376.9	$1,409.9	$1,321.0	$1,137.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	583.3	618.2	646.9	608.4	580.9
Operating costs	375.8	356.4	360.0	334.3	326.1
General and administrative	157.6	105.1	98.4	113.2	106.9
Facility exit costs	8.0	—	—	—	—
Goodwill impairment	—	—	—	—	15.5
Depreciation and amortization	195.2	201.0	260.2	310.8	396.8

Total expenses	1,319.9	1,280.7	1,365.5	1,366.7	1,426.2

Income (loss) from operations	56.4	96.2	44.4	(45.7)	(288.5)
Interest income	11.6	8.1	1.7	4.9	5.7
Interest expense	(158.0)	(129.7)	(142.9)	(145.2)	(148.8)
Loss on extinguishment of debt	(37.0)	—	—	—	—
Other income (expense), net	(1.8)	(12.0)	16.3	(0.1)	—

Loss before income taxes and non-controlling interest	(128.8)	(37.4)	(80.5)	(186.1)	(431.6)
Income tax expense	(12.8)	(11.7)	(7.5)	(4.7)	(6.3)

Net loss	(141.6)	(49.1)	(88.0)	(190.8)	(437.9)
Less: net income attributable to non-controlling interest	(1.0)	(0.9)	(0.7)	(0.3)	(0.3)

Net loss attributable to Affinion Group, Inc.	$(142.6)	$(50.0)	$(88.7)	$(191.1)	$(438.2)

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents (excludes restricted cash)	$121.1	$69.8	$36.3	$14.2	$84.3
Working capital deficit	(76.9)	(102.3)	(147.8)	(245.9)	(251.3)
Total assets	1,515.2	1,469.4	1,460.6	1,601.2	1,889.5
Total debt	1,694.3	1,443.4	1,367.3	1,347.5	1,408.4
Total Affinion Group Inc. deficit	(866.2)	(608.0)	(547.2)	(405.5)	(186.9)

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Cash Flows Data:
Net cash provided by (used in):
Operating activities	$121.8	$102.8	$103.1	$101.8	$98.3
Investing activities	(131.3)	(111.5)	(59.1)	(77.4)	(44.4)
Financing activities	63.4	41.4	(19.2)	(94.2)	(85.4)
Other Financial Data:
Capital expenditures	$39.9	$39.9	$36.7	$26.9	$29.1
Ratio of earnings to fixed charges(1)	—	—	—	—	—

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and noncontrolling interests plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expense that management believes is representative of the interest component of rental expense. Our earnings were insufficient to cover fixed charges by $128.8 million, $37.4 million, $80.5 million, $186.1 million and $431.6 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. (see Exhibit 12.1—Statement re: Computation of Ratio of Earnings to Fixed Charges).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “— Cautionary Statements for Forward-Looking Information.”

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

•

Results of operations. This section provides an analysis of our results of operations comparing the years ended December 31, 2010 to 2009 and December 31, 2009 to 2008. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2010, 2009 and 2008 and our financial condition as of December 31, 2010, as well as a discussion of our liquidity and capital resources.

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

Overview

Description of Business

We are a global leader in providing comprehensive customer engagement solutions that enhance or extend the relationship of millions of consumers with many of the largest and most respected companies in the world. We partner with these leading companies to develop and market programs that provide valuable services to their end-customers using our expertise in customer engagement, creative design and product development. These programs and services enable the companies we partner with to strengthen their customer relationships, as well as generate significant incremental revenue, generally in the form of commission payments paid by us, as well as strengthen their relationship with their end-customers, which can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates and the increased use of other services provided by such companies. We refer to the leading companies that we work with to provide customer engagement and loyalty solutions as our marketing partners. We refer to subscribers as those customers to whom we provide services directly and have a contractual relationship with. We refer to as end-customers those consumers we service on behalf of a third party, such as our marketing partners with whom we have a contractual relationship.

We have substantial expertise in deploying various forms of customer engagement communications, such as direct mail, inbound and outbound telephony and the Internet; and in bundling unique benefits to offer valuable products and services to the customers of our marketing partners on a highly targeted basis. We design customer engagement and loyalty solutions with an attractive suite of benefits that we believe are likely to interest and engage consumers based on their needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer considerable savings. For instance, we provide credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services as well as other products and services. We believe we are a market leader in each of our product areas and that our portfolio of the products and services which are embedded in our engagement solutions is the broadest in the industry. Our scale, combined with more than 35 years of experience, unique proprietary database, proven marketing techniques and strong marketing partner relationships, position us to perform well and grow in a variety of market conditions.

As of December 31, 2010, we had approximately 69 million subscribers and end-customers enrolled in our membership, insurance and package programs worldwide and approximately 111 million customers who received credit or debit card enhancement services or loyalty points-based management services.

We organize our business into two operating units:

•	Affinion North America. Affinion North America comprises our Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

•

Membership Products. We design, implement and market subscription programs that provide members with personal protection benefits and value-added services including credit monitoring and identity-theft resolution services as well as access to a variety of discounts and shop-at-home conveniences in such areas as retail merchandise, gift cards, travel, automotive and home improvement.

•	Insurance and Package Products. We market AD&D and other insurance programs and design and provide checking account enhancement programs to financial institutions.

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2010, managed approximately 497 billion points with an estimated redemption value of approximately $4.9 billion for financial, travel, auto and other companies. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage travel reward products for loyalty programs.

•

Affinion International. Affinion International comprises our Membership, Package and Loyalty customer engagement businesses outside North America. We expect to leverage our current international operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. In 2009 and 2010, approximately 79% and 96%, respectively, of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

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

Internationally, package products similar to ours are offered by some of the largest financial institutions in Europe. As these banks attempt to increase their own net revenues and margins by offering such programs in-house, we have been required to significantly reduce our prices when our agreements with these financial institutions come up for renewal in order to remain competitive. This pricing pressure on our international package offerings may continue in the future, thereby lowering the contribution to our operating results from such programs in the future.

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

In 2005, we developed reorganization plans for our international and North American travel agency operations based on our successful earlier integration efforts, including facility consolidation, outsourcing of our call centers and other back office functions, as well as eliminating redundant functions and centralizing oversight for common processes.

The Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Global Management, LLC (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (with a fair value at issuance of $80.4 million) of Affinion Group Holdings, Inc. (“Holdings”), our parent company, and a warrant (with a fair value at issuance of $16.7 million) that is exercisable for 4,437,170 shares of Holdings’ common stock, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs (collectively, the “Transactions”).

Initially, the warrant was exercisable on or after October 17, 2009 (or earlier, if Apollo achieved certain returns on its investment or if a dividend or distribution was paid on our common stock). As a result of a special dividend on its common stock distributed by Holdings in January 2007, the warrant became exercisable at an exercise price of $10.38 per share. The warrant will expire 30 days after notice is received by the warrantholders from us that Apollo and its affiliates have received certain specified investment returns. On February 11, 2011, the warrants were amended such that they will now expire on the earlier of April 30, 2011 or the date that is 30 days after the date on which Holdings’ board of directors determines the fair value of its common stock.

The preferred stock entitles its holder to receive dividends of 8.5% per annum (payable, at Holdings’ option, either in cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. The preferred stock is redeemable at Holdings’ option at any time, subject to the applicable terms of our debt instruments and applicable laws. In conjunction with a special dividend on its common stock distributed by Holdings in January 2007, Holdings also redeemed 95,107 shares of its preferred stock at its initial face amount plus accrued and unpaid dividends. Immediately following the redemption, 29,893 shares of preferred stock with a face amount of $33.3 million, representing an initial face amount of $29.9 million plus accrued and unpaid dividends of $3.4 million, were outstanding. In conjunction with special dividends on its common stock distributed by Holdings in January and February 2011, Holdings redeemed approximately 28,554 shares of preferred stock at its initial face amount plus accrued and unpaid dividends for an aggregate redemption value of $44.5 million. Holdings expects to redeem the remaining 1,339 shares of preferred stock in March 2011.

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

Webloyalty Transaction

On January 14, 2011, the Company and Holdings entered into, and consummated, an Agreement and Plan of Merger that resulted in the acquisition of Webloyalty Holdings, Inc. (“Webloyalty”). Webloyalty is a leading online marketing services company. Webloyalty provides, designs, and administers online subscription loyalty solutions that offer valuable discounts, services and benefits for its subscribers and provides its clients with programs that enhance their relationship with their customers. In addition to its domestic services, Webloyalty operates in several countries in Europe.

The Webloyalty acquisition is consistent with our long-standing business strategy in several respects: the acquisition enhances our operations in attractive international markets, including France and the U.K.; it provides us with a technology platform that expands the range of its marketing media, particularly in online channels; and it provides additional economies of scale in the management of our combined product portfolio.

Results of Operations

Supplemental Data

The following table provides data for selected business segments (member and insured amounts in thousands except per average member amounts and percentages):

	Three Months Ended December 31,		Years Ended December 31,
	2010	2009	2010	2009	2008
Global Membership Products:
Retail
Average Members(1)(2)	6,601	7,542	6,957	7,836	8,304
Annualized Net Revenue Per Average Member (3)	$95.21	$87.87	$91.57	$82.26	$79.46
Average Retail Members including wholesale formerly retail and other (2)(4)	8,800	9,471	8,994	9,801	10,503
Affinion North America:
Membership Products -
Retail
Average Members (1)	6,196	6,961	6,499	7,239	7,833
% Monthly Members	65.8%	56.4%	62.8%	51.9%	44.5%
% Annual Members	34.2%	43.6%	37.2%	48.1%	55.5%
Annualized Net Revenue Per Average Member (3)	$94.80	$86.93	$91.18	$81.49	$78.41
Wholesale
Average Members (1)	8,844	5,781	6,602	5,638	2,953
Portion for service formerly retail and other (4)	2,048	1,887	1,916	1,954	2,199
Average Retail Members including wholesale formerly retail and other (4)	8,244	8,848	8,415	9,193	10,032
Insurance and Package Products -
Insurance
Average Basic Insured (1)	22,479	23,528	22,645	23,461	23,338
Average Supplemental Insured	4,346	4,495	4,403	4,547	4,797
Annualized Net Revenue per Supplemental Insured (3)	$58.66	$54.30	$60.21	$55.44	$57.71
Package
Average Members (1)	8,026	7,076	7,928	6,394	5,555
Annualized Net Revenue Per Average Member (3)	$7.70	$9.49	$8.03	$10.92	$13.68
Affinion International:
International Products -
Package
Average Members (1)	16,514	16,643	16,521	16,318	16,226
Annualized Net Revenue Per Average Package Member (3)	$7.81	$8.17	$7.29	$7.59	$8.75
Other Retail Membership
Average Members (1)	1,231	1,322	1,267	1,443	1,728
Annualized Net Revenue Per Average Member (3)	$41.90	$42.68	$38.97	$36.34	$36.98
New Retail Membership
Average Members (1)	405	581	458	597	471
Annualized Net Revenue Per Average Member (3)	$101.49	$99.14	$97.14	$91.62	$96.87
Fee for service formerly retail (4)	151	42	121	11	—

	Three Months Ended December 31,		Years Ended December 31,
	2010	2009	2010	2009	2008
New retail including formerly retail (4)	556	623	579	608	471

(1)	Average Members and Average Basic Insured for the period are each calculated by determining the average members or insureds, as applicable, for each month (adding the number of members or insureds, as applicable, at the beginning of the month with the number of members or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period (i.e. quarter or year-to-date). A member’s or insured’s, as applicable, account is added or removed in the period in which the member or insured, as applicable, has joined or cancelled.

(2)	Includes International Products New Retail Average Members.

(3)	Annualized Net Revenue Per Average Member and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period (i.e. quarter or year-to-date) and dividing it by the average members or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a member or an insured, as applicable, the member’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(4)	Certain programs historically offered as retail arrangements are currently offered as wholesale arrangements where the Company receives lower annualized price points and pays no related commission expense. Additionally, more recently, the Company has entered into other relationships with new and existing affinity partners, including arrangements where the affinity partner offers the Company’s membership programs at certain point of sale retail locations to their customers.

We manage our business using a portfolio approach, meaning that we allocate and reallocate our marketing investments in the ongoing pursuit of the highest and best available returns, allocating our resources to whichever products, geographies and programs offer the best opportunities. With the globalization of our clients, the continued evolution of our programs and services and the ongoing refinement and execution of our marketing allocation strategy, we have concluded that the legacy presentation of our business metrics no longer adequately presents the necessary insight into our businesses. As a result, we have developed the following table that we believe more closely captures the way we look at the businesses when we allocate capital.

	Three Months Ended December 31,		Years Ended December 31,
	2010	2009	2010	2009
Global Average Subscribers, excluding Basic Insureds	45,713	42,901	43,800	42,186
Annualized Revenue per Global Average Subscriber, excluding Basic Insureds (1)	$27.08	$29.65	$28.42	$29.69
Global Membership Subscribers (2)
Average Global Retail Subscribers (3)	10,032	10,793	10,261	11,244
Annualized Net Revenue Per Average Subscriber (1)	$75.61	$73.50	$74.08	$68.69
Global Package Subscribers and Wholesale (4)
Average Global Package Subscribers and Wholesale (3)	31,335	27,613	29,136	26,395
Annualized Revenue per Average Global Package Subscriber (1)	$7.17	$8.50	$7.54	$8.63
Global Insureds (3)
Average Supplemental Insureds	4,346	4,495	4,403	4,547
Annualized Net Revenue Per Supplemental Insured (1)	$58.66	$54.30	$60.21	$55.44
Global Average Subscribers, including Basic Insureds	68,192	66,429	66,444	65,647

(1)	Annualized Net Revenue Per Average Subscriber and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average subscribers or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or an insured, as applicable, the subscriber’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(2)	Global Membership Subscribers is comprised of the former “Global Membership Products: Average Retail Members including wholesale formerly retail and other” as well as “Affinion International: Other Retail Membership” (See the table in the preceding paragraph for reference; note that numbers may not add due to rounding).

(3)	Average Subscribers and Average Insureds for the period are each calculated by determining the average subscribers or insureds, as applicable, for each month (adding the number of subscribers or insureds, as applicable, at the beginning of the month with the number of subscribers or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A subscriber’s or insured’s, as applicable, account is added or removed in the period in which the subscriber or insured, as applicable, has joined or cancelled.

(4)	Global Package Subscribers and Wholesale is comprised of the former “Affinion North America: Package”, “Affinion North America: Membership Products Wholesale (excluding the portion for service formerly retail and other)” and “Affinion International: Package” (See the table in the preceding paragraph for reference; note that numbers may not add due to rounding).

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

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the marketing partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage. In 2008, we were successful in increasing the average revenue per supplemental insured due in part to our marketing efforts to increase coverage levels from our existing base of insureds and by offering higher coverage levels to new insureds which has more than offset the decline in the total number of supplemental insureds. Our customer base continues to migrate to higher insurance coverage limits.

Domestic package member counts have stabilized and begun to return to growth in 2009, with the majority of the growth due to a new wholesale relationship we began in early 2009.

Segment EBITDA

Segment EBITDA consists of income from operations before depreciation and amortization. Segment EBITDA is the measure management uses to evaluate segment performance and we present Segment EBITDA to enhance your understanding of our operating performance. We use Segment EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Segment EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Segment EBITDA is not a measurement of financial performance under U.S. GAAP (as defined in Note 2 to our audited consolidated financial statements included elsewhere herein), and Segment EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Segment EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, or as an indicator of cash flows, or as a measure of liquidity.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table summarizes our historical consolidated results of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase (Decrease)
	(in millions)
Net revenues	$1,376.3	$1,376.9	$(0.6)

Expenses:
Cost of revenues, excluding depreciation and amortization shown separately below:
Marketing and commissions	583.3	618.2	(34.9)
Operating costs	375.8	356.4	19.4
General and administrative	157.6	105.1	52.5
Facility exit costs	8.0	—	8.0
Depreciation and amortization	195.2	201.0	(5.8)

Total expenses	1,319.9	1,280.7	39.2

	Year Ended December 31, 2010	Year Ended December 31, 2009	Increase (Decrease)
		(in millions)
Income from operations	56.4	96.2	(39.8)
Interest income	11.6	8.1	3.5
Interest expense	(158.0)	(129.7)	(28.3)
Loss on extinguishment of debt	(37.0)	—	(37.0)
Other income (expense), net	(1.8)	(12.0)	10.2

Loss before income taxes and non-controlling interest	(128.8)	(37.4)	(91.4)
Income tax expense	(12.8)	(11.7)	(1.1)

Net loss	(141.6)	(49.1)	(92.5)
Less: net income attributable to non-controlling interest	(1.0)	(0.9)	(0.1)

Net loss attributable to Affinion Group, Inc.	$(142.6)	$(50.0)	$(92.6)

Summary of Operating Results for the Year Ended December 31, 2010

The following is a summary of changes affecting our operating results for the year ended December 31, 2010 as compared to the year ended December 31, 2009:

Net revenues decreased $0.6 million, for the year ended December 31, 2010 as compared to the prior year. Net revenues in our North American units increased $11.0 million as higher net revenues from Insurance and Package products, primarily the result of lower cost of insurance from lower claims experience, along with higher revenues in our Loyalty business, primarily due to the Connexions acquisition, more than offset lower net revenues in our Membership business. Net revenues decreased by $11.6 million in our International segment primarily from lower package revenue, principally due to contract renegotiations with existing clients and the impact of the stronger U.S. dollar.

Segment EBITDA decreased $45.6 million, as higher operating costs and increased general and administrative expenses more than offset lower marketing and commissions. The higher general and administrative costs were primarily the result of costs associated with certain legal matters and acquisition costs and higher employee compensation costs. In addition, we recorded a charge for facility exit costs associated with our former corporate headquarters in the amount of $8.0 million.

Historical 2010 Results Compared to 2009 Results

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2010 compared to our consolidated results of operations for the year ended December 31, 2009. Calculated percentages are based on amounts as reported which, for the years ended December 31, 2010 and 2009, reflect the impact of purchase accounting relating to the Transactions and subsequent acquisitions.

Net Revenues. During the year ended December 31, 2010, we reported net revenues of $1,376.3 million, a decrease of $0.6 million, as compared to net revenues of $1,376.9 million for the year ended December 31, 2009. Loyalty products net revenues increased $25.2 million primarily from the July 1, 2010 acquisition of the Connexions business and new client programs. Net revenues from our Insurance and Package products increased $6.4 million primarily due to lower cost of insurance as a result of lower claims experience. Package revenues decreased as increased net revenues from higher Package members were more than offset by lower annualized revenue per average Package member. International products net revenues decreased $11.6 million as net revenue from a business acquired in the fourth quarter of 2009 were more than offset by the impact of the stronger U.S. dollar, lower package revenue primarily the result of contract renewal renegotiations with existing clients, and a change in deal structure with a key client. Net revenues of Membership products decreased $20.9 million primarily due to the absence of revenue recognized in 2009 related to a contract termination settlement and a marketing partner’s penalty payment for failing to meet contractually obligated volume commitments. The negative effect of lower retail member volumes, however, was partially offset by higher net revenue from higher average revenue per retail member.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $34.9 million, or 5.6%, to $583.3 million for the year ended December 31, 2010 from $618.2 million for the year ended December 31, 2009. Marketing and commissions expense decreased primarily from delayed launches of certain marketing campaigns in our Membership business which were partially offset by increased marketing spend in our Insurance and Package business as we continue to redeploy dollars across our businesses to achieve the maximum return. Commission expense was up slightly on a global basis in 2010 as compared to 2009 as an increase in Membership commission expense was substantially offset by a decrease in International commission expense primarily from changes in deal structures in both businesses.

Operating Costs. Operating costs increased by $19.4 million, or 5.4%, to $375.8 million for the year ended December 31, 2010 from $356.4 million for the year ended December 31, 2009. Operating costs were higher primarily due to higher costs in our Loyalty business, principally the result of the Connexions acquisition and new client launches and higher fulfillment costs in our Membership business for our PrivacyGuard product.

General and Administrative Expense. General and administrative expense increased by $52.5 million, or 50.0%, to $157.6 million for the year ended December 31, 2010 from $105.1 million for the year ended December 31, 2009, principally due to higher costs associated with certain legal matters, higher compensation expense related to a retention award program, higher employee plan incentive costs, increased costs from prior acquisitions, higher professional fees and the Connexions acquisition.

Facility Exit Costs. We recorded facility exit costs in the amount of $8.0 million for the year ended December 31, 2010. These costs relate to expenses associated with the lease on our former corporate headquarters which expires in April 2014. These costs represent the present value of future lease payments and other expenses related to the facility through the expiration of the lease, net of estimated sublease income.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $5.8 million for the year ended December 31, 2010 to $195.2 million from $201.0 million for the year ended December 31, 2009, primarily from recording $24.5 million more amortization expense in 2009 as compared to 2010 on the fair value of intangible assets resulting from the Transactions as the majority of the intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. This decrease was partially offset by $18.7 million more depreciation and amortization primarily amortization associated with businesses and assets acquired in 2009 and 2010, principally acquired member and affinity relationship intangible assets.

Interest Income. Interest income increased $3.5 million for the year ended December 31, 2010 to $11.6 million from accretion on held-to-maturity debt securities issued by Holdings that were purchased by the Company during 2009.

Interest Expense. Interest expense increased by $28.3 million, or 21.8%, to $158.0 million for the year ended December 31, 2010 from $129.7 million for the year ended December 31, 2009, primarily due to higher interest expense on our term loan of approximately $17.7 million primarily due to increased borrowings, a less favorable impact of interest rate swaps in 2010 as compared to 2009 of $3.8 million and higher interest accrued on the 10 1/8% senior notes issued in June 2009 of $5.1 million. Our 10 1/8% senior notes were refinanced with $475 million 7.875% senior notes on November 19, 2010.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $37.0 million in 2010 related to the refinancing of our 10 1/8% senior notes in November of 2010 and our term loan in April 2010. Of the total loss on extinguishment of debt, $23.3 million represents the unamortized amount of deferred financing costs and discounts associated with the original debt issuance. These costs and discounts were being amortized over the life of the loans. In addition, $13.4 million represents early tender and consent payments for the 10 1/8% senior notes refinancing.

Other Income (Expense), net. During the year ended December 31, 2010, we recorded unrealized foreign exchange losses of $1.8 million related to intercompany borrowings as compared to $12.0 million of unrealized foreign exchange losses during the year ended December 31, 2009.

Income Tax Expense. Income tax expense increased by $1.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to decreases in the current state and foreign tax liabilities and deferred state taxes offset by an increase in deferred federal and foreign tax liabilities.

The Company’s effective income tax rates for the year ended December 31, 2010 and 2009 were (9.9)% and (31.2)%, respectively. The difference in the effective tax rates for the year ended December 31, 2010 and 2009 is primarily a result of the increase in loss before income taxes and non-controlling interest from $37.4 million for the year ended December 31, 2009 to $128.8 million for the year ended December 31, 2010 and an increase in income tax expense from $11.7 million for the year ended December 31, 2009 to $12.8 million for the year ended December 31, 2010. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2010 compared to our consolidated results of operations for the year ended December 31, 2009.

Net revenues and Segment EBITDA by operating segment are as follows:

	Years Ended December 31,
	Net Revenues			Segment EBITDA (1)
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$689.9	$710.8	$(20.9)	$109.6	$149.2	$(39.6)
Insurance and package products	345.6	339.2	6.4	94.1	98.1	(4.0)
Loyalty products	102.5	77.3	25.2	32.0	28.0	4.0
Eliminations	(3.4)	(3.7)	0.3	—	—	—

Total North America	1,134.6	1,123.6	11.0	235.7	275.3	(39.6)
Affinion International
International products	241.7	253.3	(11.6)	29.8	30.2	(0.4)

Total products	1,376.3	1,376.9	(0.6)	265.5	305.5	(40.0)
Corporate	—	—	—	(13.9)	(8.3)	(5.6)

Total	$1,376.3	$1,376.9	$(0.6)	251.6	297.2	(45.6)

Depreciation and amortization				(195.2)	(201.0)	5.8

Income from operations				$56.4	$96.2	$(39.8)

(1)	See “– Covenant Compliance – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 16 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Affinion North America

Membership Products. Membership products net revenues decreased by $20.9 million, or 2.9%, to $689.9 million for the year ended December 31, 2010 as compared to $710.8 million for the year ended December 31, 2009. Net revenues decreased primarily due to the absence of revenue recognized in 2009 related to a contract termination settlement and a marketing partner’s penalty payment for failing to meet contractually obligated volume commitments. The negative effect of lower retail member volumes, however, was partially offset by higher net revenue from higher average revenue per retail member.

Segment EBITDA decreased by $39.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 as lower marketing and commissions of $30.7 million only partially offset the effect of lower net revenues, facility exit costs of $8.0 million related to the lease on our former corporate headquarters, higher general and administrative costs of $38.6 million and higher product and servicing costs of $2.8 million. Marketing and commissions expense was lower primarily due to the delayed launches of certain marketing campaigns and were partially offset by higher commissions due to changes in deal structures. The higher general and administrative costs were primarily due to costs associated with certain legal matters, higher employee incentive plan costs and higher professional fees. The higher product and servicing costs were from higher fulfillment costs for our PrivacyGuard product.

Insurance and Package Products. Insurance and package products reported net revenues of $345.6 million for the year ended December 31, 2010, an increase of $6.4 million, or 1.9%, as compared to the year ended December 31, 2009. Insurance revenue increased approximately $12.2 million, principally due to lower cost of insurance as a result of lower claims experience. Package revenue decreased approximately $5.8 million as increased net revenues from higher package members were more than offset by lower average annualized revenue per average Package member.

Segment EBITDA decreased by $4.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to higher marketing and commissions expense and higher general and administrative costs from higher employee incentive plan costs, which more than offset the impact of the higher net revenues.

Loyalty Products. Revenues from Loyalty products increased by $25.2 million, or 32.6%, for the year ended December 31, 2010 to $102.5 million as compared to $77.3 million for the year ended December 31, 2009. Net revenues increased primarily as a result of the Connexions acquisition on July 1, 2010, which increased net revenue by $21.5 million, and from new client programs which partially offset decreases from program losses and renegotiations.

Segment EBITDA increased by $4.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, as the impact of the Connexions acquisition and the higher net revenues were partially offset by higher product and servicing costs associated with new clients.

Affinion International

International Products. International products net revenues decreased by $11.6 million, or 4.6%, to $241.7 million for the year ended December 31, 2010 as compared to $253.3 million for the year ended December 31, 2009. Net revenues decreased $4.4 million as a result of the stronger U.S. dollar. Net revenues in our Package business decreased approximately $3.2 million as revenues generated from a business acquired in the fourth quarter of 2009 were more than offset by a decline in revenue as a result of contract renewal renegotiations with existing clients. Revenues from our new retail business declined $4.3 million as higher net revenues from higher price points were more than offset by a change in deal structure with a key client which moved new joins from a retail arrangement to a wholesale arrangement.

Segment EBITDA decreased by $0.4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 as the lower net revenues and higher general and administrative costs from acquisition related expenses were substantially offset by lower commissions.

Corporate

Corporate costs increased by $5.6 million to $13.9 million for the year ended December 31, 2010 primarily from higher compensation expense relating to a retention award program in the form of restricted stock units recorded in 2010 and higher unrealized foreign exchange losses on intercompany balances in 2010 as compared to 2009.

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

Purchase accounting adjustments made in connection with the purchase of the Cendant Marketing Services Division by the Company and its parent, Holdings for approximately $1.8 billion in October 2005 had a less significant impact on our results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008. These entries, which are non-cash in nature, increased net revenues by $16.7 million and income from operations by $63.8 million for 2009 as compared to 2008. The effect of purchase accounting adjustments, which are primarily related to deferred revenue and the related prepaid commissions and service liability, for the year ended December 31, 2009 as compared to the year ended December 31, 2008, increased net revenues by $16.7 million, marketing and commissions expense by $7.4 million and operating costs by $1.3 million. In addition, as a result of purchase accounting, we recorded $55.8 million less depreciation and amortization expense for the year ended December 31, 2009, which positively affected results of operations.

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

General and Administrative Expense. General and administrative expense increased by $6.7 million, or 6.8%, to $105.1 million for the year ended December 31, 2009 from $98.4 million for the year ended December 31, 2008, principally due to higher employee-related costs in our International business, the majority of which relates to businesses acquired in the fourth quarter of 2008, partially offset by lower costs due to effect of the stronger U.S. dollar. Our Membership business incurred higher legal costs, primarily related to a U.S. Senate Committee on Commerce, Science and Technology investigation initiated in the third quarter of 2009, and was substantially offset by lower compensation expense from lower incentive plan expense in North America for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

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

Net revenues and Segment EBITDA by operating segment are as follows:

	Years Ended December 31,
	Net Revenues			Segment EBITDA (1)
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$710.8	$712.6	$(1.8)	$149.2	$129.8	$19.4
Insurance and package products	339.2	375.1	(35.9)	98.1	127.9	(29.8)
Loyalty products	77.3	72.2	5.1	28.0	22.4	5.6
Eliminations	(3.7)	(4.2)	0.5	—	—	—

Total North America	1,123.6	1,155.7	(32.1)	275.3	280.1	(4.8)
Affinion International
International products	253.3	254.2	(0.9)	30.2	31.2	(1.0)

Total products	1,376.9	1,409.9	(33.0)	305.5	311.3	(5.8)
Corporate	—	—	—	(8.3)	(6.7)	(1.6)

Total	$1,376.9	$1,409.9	$(33.0)	297.2	304.6	(7.4)

Depreciation and amortization				(201.0)	(260.2)	59.2

Income from operations				$96.2	$44.4	$51.8

(1)	See “– Covenant Compliance – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 16 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2010 and December 31, 2009

	December 31, 2010	December 31, 2009	Increase (Decrease)
	(in millions)
Total assets	$1,515.2	$1,469.4	$45.8
Total liabilities	2,380.1	2,076.2	303.9
Total deficit	(864.9)	(606.8)	(258.1)

Total assets at December 31, 2010 as compared to December 31, 2009 increased by $45.8 million due to (i) an increase in cash of $51.3 million (see “– Liquidity and Capital Resources – Cash Flows”), (ii) an increase in goodwill of $83.9 million, principally related to the Connexions acquisition, and (iii) an increase in property and equipment of $14.5 million, as property and equipment additions, including $4.7 million obtained in connection with the Connexions acquisition, exceeded depreciation and amortization expense of $35.4 million. These increases were partially offset by (i) a decrease in other intangibles, net of $63.8 million, principally due to amortization expense of $149.7 million and the impact of changes in foreign exchange rates, which were partially offset by acquired intangibles, principally member relationships and affinity relationships, of $90.1 million principally related to current year acquisitions and (ii) a decrease in other non-current assets of $40.7 million, principally due to the redemption of held-to-maturity debt securities of Holdings that had a carrying value as of December 31, 2009 of $54.9 million, partially offset by an increase in deferred financing costs of $14.7 million, representing the costs incurred in connection with our amended and restated credit facility and new 7.875% senior notes of $35.5 million, partially offset by amortization of the deferred financing costs and the write-off of the unamortized balances of the deferred financing costs associated with the prior credit facility and senior notes.

Total liabilities at December 31, 2010 as compared to December 31, 2009 increased by $303.9 million due to (i) an increase in long-term debt of $250.9 million, principally as a result of the refinancing of our senior secured credit facility partially offset by the payoff of the prior term loan, the issuance of new 7.875% senior notes and the redemption of the then-outstanding 10 1/8% senior notes and payments of the current term loan and (ii) an increase in accounts payable and accrued expenses of $85.9 million due to the timing of cash payments, increases in legal accruals and the impact of the acquisition of Connexions on July 1, 2010. These increases were partially offset by a decrease in deferred revenue of $35.2 million, primarily as a result of the continuing shift of retail members in our membership business from annual to monthly memberships.

Total stockholder’s deficit increased by $258.1 million, principally due to a net loss attributable to the Company of $142.6 million, a return of capital to the Company’s parent of $119.8 million partially offset by a capital contribution from the Company’s parent of $11.2 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are for working capital, capital expenditures and general corporate purposes, and to service the indebtedness incurred in connection with the Transactions, the subsequent refinancing and Holdings’ issuance of the Holdings senior notes (see “– Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations”). Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future, including quarterly amortization payments on our term loan facility under our $1.0 billion amended and restated senior secured credit facility. The term loan facility also requires mandatory prepayments based on excess cash flows as defined in our amended and restated senior secured credit facility. However, under the amended and restated senior secured credit facility, the Company has a one year “holiday” on mandatory term loan prepayments based upon excess cash flows, therefore, the first mandatory prepayment based on excess cash flows, if applicable, will not be required until March 2012. Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships which is deferred until the appropriate refund period has concluded. In spite of our historical working capital deficit, we have been able to operate effectively primarily due to our substantial cash flows from operations and our available revolving credit facility. However, as the membership base continues to shift away from memberships billed annually to memberships billed monthly, it had a negative effect on our operating cash flow. We anticipate that our working capital deficit will continue for the foreseeable future.

On January 18, 2011, utilizing available cash on hand and borrowings under the revolving credit facility, the Company paid a dividend of approximately $123.4 million to Holdings. Holdings utilized the proceeds of the dividend and available cash on hand to (i) redeem approximately $41.2 million liquidation preference of Holdings’ outstanding preferred stock, (ii) pay a dividend to Holdings’ stockholders (including holders of restricted stock units) of $1.35 per share (approximately $115.4 million in the aggregate), (iii) pay a one-time cash bonus to Holdings’ option holders of approximately $9.6 million and (iv) pay additional amounts for transaction fees and expenses.

On February 11, 2011, utilizing borrowings under the term loan facility, the Company paid a dividend of approximately $200.0 million to Holdings, and expects to use the balance of the proceeds for working capital and other corporate purposes and to fund future strategic initiatives. Holdings utilized the proceeds of the dividend to (i) redeem approximately $5.4 million liquidation preference of Holdings’ outstanding preferred stock, (ii) pay a dividend to Holdings’ stockholders (including holders of restricted stock units) of $1.50 per share (approximately $128.2 million in the aggregate), (iii) pay a one-time cash bonus to certain of Holdings’ option holders of approximately $5.2 million and (iv) pay additional amounts for transaction fees and expenses.

Cash Flows –Year Ended December 31, 2010 and 2009

At December 31, 2010, we had $121.1 million of cash and cash equivalents on hand, an increase of $51.3 million from $69.8 million at December 31, 2009. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Year Ended December 31,
	2010	2009	Change
	(in millions)
Cash provided by (used in):
Operating activities	$121.8	$102.8	$19.0
Investing activities	(131.3)	(111.5)	(19.8)
Financing activities	63.4	41.4	22.0
Effect of exchange rate changes	(2.6)	0.8	(3.4)

Net change in cash and cash equivalents	$51.3	$33.5	$17.8

Operating Activities

During the year ended December 31, 2010, we generated $19.0 million more cash from operating activities than during the year ended December 31, 2009. Segment EBITDA decreased by $45.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 (see “– Results of Operations”). However, accounts payable and accrued expenses, which generated cash flows that were $50.9 million more favorable in 2010 than in 2009 and accounts receivable, which generated cash flows that were $42.5 million more favorable than in 2009, were positively impacted by the timing of receipts and payments, as well as the acquisition of Connexions on July 1, 2010. Partially offsetting this favorability in 2010 cash flows as compared to 2009 was decrease in cash flows related to the profit-sharing receivables from insurance carriers as a result of the timing of periodic settlements with the insurance carriers.

Investing Activities

We used $19.8 million more cash in investing activities during the year ended December 31, 2010 as compared to the year ended December 31, 2009. During the year ended December 31, 2010, we used $171.8 million for acquisition-related payments, primarily for the July 1, 2010 acquisition of Connexions and the acquisition of a credit card registration membership business, consisting of membership contracts, in the first quarter of 2010 and $39.9 million for capital expenditures. Partially offsetting these uses of cash for the year ended December 31, 2010 was the receipt of $78.9 million as a result of the redemption of held-to-maturity debt securities of Holdings. During the year ended December 31, 2009, we used $49.2 million for the purchase of held-to-maturity debt securities of our parent, $22.5 million for acquisition-related payments and $39.9 million for capital expenditures.

Financing Activities

We generated $22.0 million more cash from financing activities during the year ended December 31, 2010 as compared to the year ended December 31, 2009. During the year ended December 31, 2010, we amended and restated our senior secured credit facility, resulting in new borrowings of $875.0 million and repayments of $648.6 million under the old term loan and an additional $6.7 million under the new term loan. We also issued $475.0 million aggregating principal amount of new 7.875% senior notes and received proceeds of $471.5 million and utilized the proceeds to redeem the then-outstanding $454.0 million aggregate principal amount of 10 1/8% senior notes for $467.6 million. During the year ended December 31, 2010, we also incurred $35.5 million of deferred financing costs in connection with the amended and restated senior secured credit facility and new 7.875% senior notes and paid a dividend of $119.8 million to our parent company. During the year ended December 31, 2009, we realized proceeds of $136.5 million from the issuance of 10 1/8% senior notes and incurred financing costs of $4.3 million. In addition, we made repayments under our term loan and revolving credit facility of $6.4 million and $57.0 million, respectively, and paid dividends of $26.2 million to our parent company.

Cash Flows – Years Ended December 31, 2009 and 2008

At December 31, 2009, we had $69.8 million of cash and cash equivalents on hand, an increase of $33.5 million from $36.3 million at December 31, 2008. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Years Ended December 31,		Change
	2009	2008
	(in millions)
Cash provided by (used in):
Operating activities	$102.8	$103.1	$(0.3)
Investing activities	(111.5)	(59.1)	(52.4)
Financing activities	41.4	(19.2)	60.6
Effects of exchange rate changes	0.8	(2.7)	3.5

Net change in cash and cash equivalents	$33.5	$22.1	$11.4

Operating Activities. During the year ended December 31, 2009, we generated $0.3 million less cash from operating activities in comparison to the same period in 2008. Segment EBITDA decreased $7.4 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 (see “– Results of Operations”). The timing of realization of profit-sharing receivables due from insurance carriers resulted in $66.2 million more cash during the year ended December 31, 2009 compared to the year ended December 31, 2008. The additional cash generated was partially offset by the impact of timing of collection of receivables which resulted in a decrease in operating cash flows for the year ended December 31, 2009 of $20.5 million compared to the prior year and $15.5 million less cash generated from other non-current assets during the year ended December 31, 2009 compared to 2008, principally due to an increase in long-term receivables. The additional cash generated was also partially offset by the change in deferred revenue resulting in $17.0 million less cash from operations during the year ended December 31, 2009 compared to the comparable period of 2008. The operating cash flow impact of receivables reflects the impact of seasonality on the businesses acquired in the fourth quarter of 2008.

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

Financing Activities. We generated $60.6 million more cash from financing activities during the year ended December 31, 2009 as compared to the year ended December 31, 2008. During the year ended December 31, 2009, we issued $150.0 million face amount of 10 1/8% senior notes for proceeds net of discount of $136.5 million and incurred financing costs of $4.5 million. We also utilized $57.0 million to fully pay down our revolving credit facility and had principal payments on borrowings of $6.7 million during the year ended December 31, 2009. During the year ended December 31, 2008, we borrowed $18.5 million on our line of credit and paid down $0.3 million on our long-term debt. In addition, we paid dividends to Holdings during the years ended December 31, 2009 and 2008 of $26.2 million and $37.0 million, respectively. At December 31, 2009, the Company had available borrowing capacity of $93.2 million under its revolving credit facility.

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

Credit Facilities and Long-Term Debt

Following the completion of the Transactions, we became a highly leveraged company, having incurred substantial debt. As of December 31, 2010, we had approximately $1.7 billion in indebtedness (which does not give effect to the subsequent incurrence of $250.0 million of Incremental Term Loans). Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “initial 2005 senior notes”) ($266.4 million net of discount), (b) entered into our senior secured credit facility, or the Affinion Credit Facility, consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $231.0 million in principal prepayments that we made prior to amendment and restatement of the senior secured credit facility in April, 2010) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million.

On October 17, 2005, we issued $270.0 million aggregate principal amount of the initial 2005 senior notes and applied the gross proceeds of $266.4 million to finance a portion of the Transactions. On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of follow-on senior notes (the “follow on 2005 senior notes” and together with the initial 2005 senior notes, the “2005 senior notes”) and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under our bridge loan facility. On June 5, 2009, we issued $150.0 million aggregate principal amount of 2009 senior notes for net proceeds of $136.5 million in a private placement transaction. As described below, the 2005 senior notes and the 2009 senior notes were repaid in the fourth quarter of 2010 and are no longer outstanding. Before the 2005 senior notes and the 2009 senior notes were repaid, the interest on such notes was payable semi-annually. The 2005 senior notes and the 2009 senior notes were guaranteed by the same subsidiaries that guarantee our senior secured credit facility (see below) and our senior subordinated notes (as defined below). The 2005 senior notes and the 2009 senior notes contained restrictive covenants related primarily to our ability to distribute dividends to Holdings, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

Our senior subordinated bridge loan facility has been refinanced with the proceeds from the offering of senior subordinated notes and additional senior notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at the redemption prices (generally at a premium) set forth in the indenture governing the senior subordinated notes. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee our amended and restated senior secured credit facility and our senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends to our parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

On April 9, 2010, the Company, as borrower, and Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders, amending our senior secured credit facility. We refer to the amended and restated senior secured credit facility, as amended from time to time, including by the Incremental Assumption Agreements (as defined below) as “our senior secured credit facility. Our senior secured credit facility initially consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility.

On December 13, 2010, the Company, as borrower, Holdings and certain of the Company’s subsidiaries entered into an Incremental Assumption Agreement with two of its lenders (the “Revolver Incremental Assumption Agreement,” and together with the Term Loan Incremental Assumption Agreement, the “Incremental Assumption Agreements”) which resulted in an increase in the revolving credit facility from $125.0 million to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011 and the revolving credit facility was increased to $165.0 million. On February 11, 2011, the Company, as borrower, and Holdings, and certain of the Company’s subsidiaries entered into, and simultaneously closed under, the Term Loan Incremental Assumption Agreement, which resulted in an increase in the term loan facility from $875.0 million to $1.125 billion.

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the senior subordinated notes unless, prior to that date, (a) the maturity for our senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under our senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to the term loan facility and the revolving credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 2.50%. The effective interest rate on the term loan for the period from April 9, 2010 to December 31, 2010 was 5% per annum. Our obligations under our senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Our senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined in our senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. The April 2010 proceeds of the term loan under our senior secured credit facility were utilized to repay the outstanding balance of the then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of $7.4 million during the year ended December 31, 2010.

In January 2011, utilizing available cash on hand, the Company paid a dividend of approximately $123.4 million to Holdings. Holdings utilized the proceeds of the dividend and available cash on hand to (i) redeem Holdings’ outstanding preferred stock with a liquidation preference of approximately $41.2 million, (ii) pay a dividend to Holdings’ stockholders (including holders of restricted stock units) of $1.35 per share (approximately $115.4 million in the aggregate), (iii) pay a one-time cash bonus to Holdings’ option holders of approximately $9.6 million and (iv) pay additional amounts for transaction fees and expenses.

In February 2011, the Company used a portion of the Incremental Term Loans to pay a dividend of approximately $200.0 million to Holdings, and expects to use the balance of the proceeds for working capital and other corporate purposes and to fund future strategic initiatives. Holdings used the proceeds of the dividend to (i) redeem Holdings’ outstanding preferred stock with a liquidation preference of approximately $5.4 million, (ii) pay a dividend to Holdings’ stockholders (including holders of restricted stock units) of $1.50 per share (approximately $128.2 million in the aggregate), (iii) pay a one-time cash bonus to certain of Holdings’ option holders of approximately $5.2 million and (iv) pay additional amounts for transaction fees and expenses. Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

On November 19, 2010, the Company completed a private offering of $475.0 million aggregate principal amount of 7.875% senior notes due 2018 (the “7.875% senior notes”) providing net proceeds of $471.5 million. The 7.875% senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 7.875% senior notes will mature on December 15, 2018. The 7.875% senior notes are redeemable at the Company’s option prior to maturity. The indenture governing the 7.875% senior notes contains negative covenants which restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. The Company’s obligations under the 7.875% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s indebtedness under our senior secured credit facility. The 7.875% senior notes and guarantees thereof are senior unsecured obligations of the Company and rank equally with all of the Company’s and the guarantors existing and future senior indebtedness and senior to the Company’s and the guarantors existing and future subordinated indebtedness. The 7.875% senior notes are effectively subordinated to the Company’s and the guarantors’ existing and future secured indebtedness, including the Company’s obligations under our senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. The 7.875% senior notes are structurally subordinated to all indebtedness and other obligations of each of the Company’s existing and future subsidiaries that are not guarantors. In connection with the issuance of the 7.875% senior notes, the Company entered into a registration rights agreement, pursuant to which the Company has agreed, among other things, to offer to exchange the 7.875% senior notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. In the event that the Company does not comply with its obligations under the registration rights agreement, the Company will be required to pay liquidated damages to holders of the 7.875% senior notes in an amount equal to 0.25% per annum of the principal amount of the 7.875% senior notes, which amount will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all defaults under the registration rights agreement have been cured up to a maximum of 1.00% per annum. The Company used substantially all of the net proceeds of the offering of the 7.875% senior notes to repay all of the 2005 senior notes and the 2009 senior notes.

At December 31, 2010, we had $868.4 million outstanding under the term loan facility, $475.0 million ($471.5 million net of premiums and discounts) outstanding under the 7.875% senior notes and $355.5 million ($353.0 million net of discounts) outstanding under the senior subordinated notes. At December 31, 2010, there were no outstanding borrowings under the revolving credit facility and the Company had $153.2 million available under the revolving credit facility after giving effect to the issuance of $6.8 million of letters of credit.

Covenant Compliance

Our amended and restated senior secured credit facility, which we refer to in this section as our credit facility, and the indentures that govern our 7.875% senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in our credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.75 to 1.0 at December 31, 2010. The consolidated leverage ratio as defined in our credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.75 to 1.0 at December 31, 2010. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the 7.875% senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of December 31, 2010, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

We have the ability to incur additional debt, subject to limitations imposed by our credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes. Under our indentures governing the 7.875% senior notes and the senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended December 31, 2010 to Adjusted EBITDA.

Twelve Months Ended December 31, 2010
(in millions)
Net cash provided by operating activities	$121.8
Interest expense, net	146.4
Income tax expense	12.8
Amortization of favorable and unfavorable contracts	2.2
Amortization of debt discount and financing costs	(10.6)
Unrealized loss on interest rate swaps	(2.9)
Deferred income taxes	(7.0)
Interest accretion on held-to-maturity debt securities	6.0
Payment received for assumption of loyalty points program liability	(6.5)
Changes in assets and liabilities	8.6
Effect of the Transactions, reorganizations, certain legal costs and net cost savings (a)	28.5
Other, net (b)	19.2

Adjusted EBITDA, excluding Connexions (c)	318.5
Effect of the Connexions acquisition (d)	9.0

Adjusted EBITDA, including Connexions (e)	$327.5

(a)	Eliminates the effect of the Transactions, legal costs for certain legal matters and costs associated with severance incurred.

(b)	Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs related to acquisitions and (v) consulting fees paid to Apollo.

(c)	Adjusted EBITDA, excluding Connexions, does not give pro forma effect to our acquisition of (i) Connexions that was completed in the third quarter of 2010 and (ii) Webloyalty that was completed in the first quarter of 2011. However, we do make such accretive pro forma adjustments for (i) Connexions as if such acquisitions had occurred on January 1, 2010 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes and (ii) Webloyalty as if such acquisition had occurred on January 1, 2010 in calculating the Adjusted EBITDA under the indentures governing our 7.875% senior notes and senior subordinated notes.

(d)	Gives effect to the completion of the Connexions acquisition as if it had occurred on January 1, 2010.

(e)	Adjusted EBITDA, including Connexions, does not give pro forma effect to our acquisition of Webloyalty that was completed in the first quarter of 2011. However, we do make such accretive pro forma adjustment as if such acquisition had occurred on January 1, 2010 in calculating the Adjusted EBITDA under the indentures governing our 7.875% senior notes and senior subordinated notes.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended December 31, 2010 to Adjusted EBITDA.

Twelve Months Ended December 31, 2010
(in millions)
Net loss attributable to Affinion Group, Inc.	$(142.6)
Interest expense, net	146.4
Income tax expense	12.8
Non-controlling interest	1.0
Other expense, net	1.8
Loss on extinguishment of debt	37.0
Depreciation and amortization	195.2
Effect of the Transactions, reorganizations and non-recurring revenues and gains (a)	(5.9)
Certain legal costs (b)	26.8
Net cost savings (c)	7.6
Other, net (d)	38.4

Adjusted EBITDA, excluding Connexions (e)	318.5
Effect of the Connexions acquisition (f)	9.0

Adjusted EBITDA, including Connexions (g)	$327.5

Interest coverage ratio (h)	2.32
Consolidated leverage ratio (i)	5.04
Fixed charge coverage ratio (j)	2.15

(a)	Effect of the Transactions, reorganizations and non-recurring revenues and gains – eliminates the effects of the Transactions.

(b)	Certain legal costs – represents the elimination of legal costs for certain legal matters.

(c)	Net cost savings – represents the elimination of costs associated with severance incurred.

(d)	Other, net – represents the elimination of: (i) net changes in certain reserves, (ii) share-based compensation expense, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs related to acquisitions, (vi) consulting fees paid to Apollo and (vii) facility exit costs.

(e)	Adjusted EBITDA, excluding Connexions, does not give pro forma effect to our acquisition of (i) Connexions that was completed in the third quarter of 2010 and (ii) Webloyalty that was completed in the first quarter of 2011. However, we do make such accretive pro forma adjustments for (i) Connexions as if such acquisition had occurred on January 1, 2010 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes and (ii) Webloyalty as if such acquisition had occurred on January 1, 2010 in calculating the Adjusted EBITDA under the indentures governing our 7.875% senior notes and senior subordinated notes.

(f)	Gives effect to the completion of the Connexions acquisition as if it had occurred on January 1, 2010.

(g)	Adjusted EBITDA, including Connexions, does not give pro forma effect to our acquisition of Webloyalty that was completed in the first quarter of 2011. However, we do make such accretive pro forma adjustment as if such acquisition had occurred on January 1, 2010 in calculating the Adjusted EBITDA under the indentures governing our 7.875% senior notes and senior subordinated notes.

(h)	The interest coverage ratio is defined in our amended and restated senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.75 to 1.0 at December 31, 2010.

(i)	The consolidated leverage ratio is defined in our amended and restated senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.75 to 1.0 at December 31, 2010.

(j)	The fixed charge coverage ratio is defined in the indentures governing our 7.875% senior notes and the senior subordinated notes (consolidated cash flows, as defined, which is equivalent to Adjusted EBITDA (as defined in our amended and restated senior secured credit facility), to fixed charges, as defined). The calculation of fixed charges excludes the amortization of deferred financing costs associated with the amendment and restatement of our credit facility on April 9, 2010.

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at December 31, 2010, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under the revolving credit facility.

	2011	2012	2013	2014	2015	2016 and thereafter	Total
	(dollars in millions)
Term loan due 2016	$8.7	$8.7	$8.7	$8.8	$8.8	$824.7	$868.4
7.875% senior notes due 2018 (1)	—	—	—	—	—	475.0	475.0
11 1/2% senior subordinated notes due 2015 (1)	—	—	—	—	355.5	—	355.5
Interest payments (2)	121.7	121.7	121.7	121.7	113.5	144.5	744.8
Other purchase commitments (3)	15.5	5.2	1.0	—	—	—	21.7
Operating lease commitments	16.5	15.9	15.7	13.4	12.5	71.1	145.1
Capital lease obligations	0.4	0.4	0.4	0.2	—	—	1.4
Consulting agreements (4)	2.6	2.6	2.6	2.6	2.6	5.2	18.2
Employment agreements (5)	5.1	1.6	0.9	—	—	—	7.6

Total firm commitments and outstanding debt	$170.5	$156.1	$151.0	$146.7	$492.9	$1,520.5	$2,637.7

(1)	Long-term debt (which does not reflect the $250.0 million increase in the term loan incurred in February 2011) reflected at face amount.

(2)	Interest on variable rate debt is based on December 31, 2010 interest rates adjusted for the Company’s interest rate swaps.

(3)	Represents commitments under purchase agreements for marketing and membership program support services.

(4)	Represents annual management fee payable under the consulting agreement with Apollo. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Ancillary Agreements to the Purchase Agreement – Consulting Agreement” below.

(5)	Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon termination of employment.

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, deferred purchase price related to acquisitions, surety bonds and letters of credit, due to the fact that at this time we cannot determine either the amount or timing of payments related to these contingent obligations. See Note 11 to our audited consolidated financial statements included elsewhere herein for a discussion of these contingent obligations. The above table also does not include obligations in connection with our liabilities for uncertain tax positions as we have significant federal and state net operating loss carryforwards that we believe will be available to offset any liabilities for uncertain tax positions incurred. In addition, we refer you to our audited consolidated financial statements as of and for the years ended December 31, 2010, 2009 and 2008.

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On October 5, 2010, Holdings issued $325.0 million aggregate principal amount of 11.625% senior notes due November 15, 2015, or the Holdings senior notes, and applied the gross proceeds, together with cash distributions from the Company, to repay the Holdings Loan Agreement in full, to pay the related fees and expenses and for general corporate purposes. The interest on the Holdings senior notes is payable semi-annually. Holdings may redeem some or all of its senior notes at the redemption prices (generally at a premium) set forth in the indenture governing the Holdings senior notes. The Holdings senior notes are unsecured obligations and are not guaranteed by the Company or any of its subsidiaries. The Holdings senior notes contain restrictive covenants related primarily to Holdings’ ability to distribute dividends to Holdings’ stockholders, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. As a holding company with no significant assets other than the ownership of 100% of our common stock, Holdings will depend on our cash flows to make any cash interest payments on the Holdings senior notes.

As described above, we expect that Holdings will rely on distributions from us in order to pay cash amounts due in respect of the Holdings senior notes. However, our ability to make distributions to Holdings is restricted by covenants contained in our amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and our senior subordinated notes and by Delaware law. To the extent we make distributions to Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our amended and restated senior secured credit facility, our 7.875% senior notes and our senior subordinated notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our senior secured credit facility, our 7.875% senior notes and our senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. In addition, to the extent we are not able to make distributions to Holdings because of the restrictions in our debt agreements or otherwise, then Holdings may not have sufficient cash on hand to service its obligations under the Holdings senior notes. Any failure by Holdings to pay principal of, or interest on, the Holdings senior notes would constitute an event of default under our amended and restated senior secured credit facility, giving the lenders thereunder the right to accelerate the repayment of all borrowings thereunder, which acceleration would also give rise to an event of default under our 7.875% senior notes and senior subordinated notes. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

Debt Repurchases

During the first quarter of 2009, we purchased $2.6 million of Holdings’ indebtedness under the unsecured senior term loan facility of Holdings (the “Holdings Loan Agreement”) for $1.2 million and made a payment-in-kind dividend to Holdings. During the second quarter of 2009, utilizing cash on hand and available funds under the Affinion Credit Facility, we purchased $64.0 million face amount of Holdings’ outstanding indebtedness under the Holdings Loan Agreement from an affiliate of Apollo for $44.8 million. During the fourth quarter of 2009, utilizing cash on hand, we purchased an additional $5.0 million face amount of Holdings’ outstanding indebtedness under the Holdings Loan Agreement for $4.4 million. The purchases during the second and fourth quarters of 2009 were effected through a newly-formed non-guarantor subsidiary, Affinion Investments, LLC. In October 2010, utilizing a cash dividend in the amount of $115.3 million paid by us and a portion of the proceeds from the Holdings senior notes described above, Holdings repaid the Holdings Loan Agreement, including the portion we held through Affinion Investments, LLC. We or our affiliates may, from time to time, purchase any of our or Holdings’ indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have not been disclosed in “—Contractual Obligations and Commitments.”

Critical Accounting Policies

In presenting our audited consolidated financial statements in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, valuation of goodwill and intangible assets, and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our audited consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for profit-sharing receivables from insurance carriers, accruals and income tax valuation allowances, the estimated fair value of stock-based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments. For a summary of all of our significant accounting policies, see Note 2 to our audited consolidated financial statements.

Purchase Accounting

On October 17, 2005, Cendant completed the sale of the Predecessor to Affinion, an affiliate of Apollo. The sale was accounted for in accordance with the purchase method of accounting, which requires judgment regarding the allocation of the purchase price based on the fair values of the assets acquired (including intangible assets) and the liabilities assumed. The purchase accounting adjustments reflected in the Company’s records primarily consist of: (1) revaluation of certain property and equipment, including internally developed software; (2) valuing intangibles assets consisting of affinity and member relationships, patents, trademarks and tradenames and proprietary databases and systems; (3) recognizing deferred revenues and prepaid commissions; and (4) recognizing the liability to service certain of our members during the period in which no revenue will be received. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill, which will be reviewed for impairment at least annually. We recorded goodwill of approximately $315.3 million related to the Transactions described above.

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

The estimate of the periodic amount of claims incurred but not reported to the insurance company is based on models we have developed and maintain in consultation with the insurance carriers. The models are updated periodically for the most recent loss rates that we receive from the insurance companies and current market conditions. Any change to the estimates, based on actual experience, is reported in earnings in the period the change becomes known. The impact on 2010 net revenue subject to profit sharing arrangements of a 1% change in the claims incurred but not reported estimate as of December 31, 2010 would be approximately $0.3 million.

Goodwill and Intangible Assets

Under current accounting guidance, there is a requirement to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of the reporting units to their fair values. Fair values of the reporting units are determined utilizing discounted cash flows and incorporate assumptions that we believe marketplace participants would utilize. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from 1.5% to 2.5% and discount rates ranging from 11.0% to 15.0%. In 2010, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount. Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by current accounting guidance.

The Company performs reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. There were no impairments identified during the years ended December 31, 2010, 2009 and 2008. The Company’s intangible assets as of December 31, 2010 consist primarily of intangible assets with finite useful lives acquired by the Company in the Transactions and subsequent acquisitions and are recorded at their respective fair values in accordance with current accounting guidance.

Income Taxes

The Company is included as a member of Holdings’ consolidated federal income tax return and as a member of certain of Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2010 and 2009, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2010 and 2009.

The tax effects of an uncertain tax position (“UTP”) taken or expected to be taken in income tax returns are recognized only if it is “more likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes estimated accrued interest and penalties related to UTPs in income tax expense.

The Company recognizes the benefit of a UTP in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.

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

Foreign Currency Risk

During 2010, the Company entered into a foreign currency forward contract under which we agreed to sell GBP 3.5 million to mitigate a specific foreign currency exposure. However, we generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

Interest Rate Swaps

We entered into an interest swap as of December 14, 2005. This swap converted a notional amount of the Company’s floating rate credit facility into a fixed rate obligation. The notional amount of the swap decreased to $50.0 million on December 31, 2009 and terminates on December 31, 2010. In January 2008, the Company entered into a second interest rate swap effective February 21, 2008, which interest rate swap terminated February 21, 2011. The notional amount of the swap is $498.6 million at December 31, 2009 and increased to $598.6 million on February 22, 2010. Under the second swap, the Company has agreed to pay a fixed rate of interest of 2.86% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. The effect of this swap, in conjunction with the Company’s existing interest rate swap, was to convert substantially all of the variable rate debt to a fixed rate obligation. In January 2009, the Company entered into an interest rate swap effective February 21, 2011. This swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under this swap, the Company has agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. This swap is intended to reduce a portion of the variability of the future interest payments on the Company’s term loan facility for the period after the Company’s previously existing swaps expired. The interest rate swaps are recorded at fair value either as an asset or liability. The swaps are not designated as hedging instruments and therefore the changes in the fair value of the interest rate swaps is recognized currently in earnings in the accompanying consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2010 (dollars are in millions unless otherwise indicated).

	2011	2012	2013	2014	2015	2016 and Thereafter	Total	Fair Value At December 31, 2010
Fixed rate debt	$0.4	$0.4	$0.4	$0.2	$355.5	$475.0	$831.9	$835.2
Average interest rate	9.43%	9.43%	9.43%	9.43%	9.43%	7.88%
Variable rate debt	$8.7	$8.7	$8.7	$8.8	$8.8	$824.7	$868.4	$867.9
Average interest rate (a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed - interest rate swap (b)								$(22.1)
Average pay rate	2.55%	2.98%
Average receive rate	0.40%	1.00%

(a)	Average interest rate is based on rates in effect at December 31, 2010.

(b)	The fair value of the interest rate swaps is included in accounts payable and accrued expense ($3.9 million) and other long-term liabilities ($18.2 million) at December 31, 2010. The fair value has been determined after consideration of interest rate yield curves, and the creditworthiness of the parties to the interest rate swaps.

As disclosed in Note 2 to our audited consolidated financial statements, as a matter of policy, we do not use derivatives for trading or speculative purposes.

Foreign Currency Forward Contract

At December 31, 2010, the Company’s estimated fair value of its foreign currency forward contract is based upon available market information. The fair value of the foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contract. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contract. The counterparty to the foreign currency forward contract is a major financial institution with a long-term rating of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings as of February 24, 2011. The Company does not expect any losses from non-performance by this counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2009 and 2010, approximately $68.6 million and $73.7 million, respectively, of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit share receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectibility. Commission advances are evaluated at least quarterly as to recovery.

Item 8.	Financial Statements and Supplementary Data

AFFINION GROUP, INC.

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

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group, Inc:

We have audited the internal control over financial reporting of Affinion Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 3, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, CT
March 3, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and/or members of our Board of Directors. Each of Messrs. Becker, Parker, Press, Nord, Srednicki, Ellenthal and Kelly was nominated by Apollo to serve as a director pursuant to the Holdings Stockholder Agreement, and each of Messrs. Fernandes, Miller and Levy was nominated by General Atlantic to serve as a director pursuant to the Holdings Stockholder Agreement and Mr. Lipman, in his capacity as Chief Executive Officer, was nominated to serve as a director pursuant to the Holdings Stockholder Agreement.

Name	Age	Position
Nathaniel J. Lipman	46	Chief Executive Officer and Chairman of the Board of Directors
Todd H. Siegel	40	Executive Vice President and Chief Financial Officer
Steven E. Upshaw	40	President Global Operations, President of Affinion until January 14, 2011 and Chief Executive Officer of Affinion International Limited until January 14, 2011
Richard J. Fernandes	52	President and Director of Affinion and Chief Executive Officer of Affinion International Limited
Lloyd M. Wirshba	52	President and Chief Executive Officer, North America
Sloane Levy	46	Executive Vice President and General Counsel
Brian J. Dick	54	Senior Vice President and Chief Accounting Officer
Marc E. Becker	38	Director
Stan Parker	35	Director
Eric L. Press	45	Director
Matthew H. Nord	31	Director
Richard J. Srednicki	63	Director
Jonathan E. Ellenthal	45	Director
Anton J. Levy	37	Director
Alfred F. Kelly	52	Director
Scott D. Miller	58	Director

Nathaniel J. Lipman has served as our Chief Executive Officer and a director of Affinion since October 17, 2005. He was formerly the President of Affinion from October 17, 2005 to January 13, 2010, the President and Chief Executive Officer of Trilegiant starting in August 2002 and President and Chief Executive Officer of Cendant Marketing Group starting in January 2004. From September 2001 until August 2002, he was Senior Executive Vice President of Business Development and Marketing of Trilegiant. He served as Executive Vice President of Business Development for Cendant Membership Services from March 2000 to August 2001. He joined the Alliance Marketing Division of Cendant in June 1999 as Senior Vice President, Business Development and Strategic Planning. Mr. Lipman was previously Senior Executive Vice President, Corporate Development and Strategic Planning, for Planet Hollywood International, Inc., from 1996 until April 1999. Prior to his tenure at Planet Hollywood, Mr. Lipman was Senior Vice President and General Counsel of House of Blues Entertainment, Inc., Senior Corporate Counsel at The Walt Disney Company and a corporate associate at Skadden, Arps, Slate, Meagher and Flom. Mr. Lipman serves on the board of directors of EVERTEC, Inc.

Mr. Lipman has significant experience in our business. He has served as Affinion’s Chief Executive Officer since the Acquisition and as the Chief Executive Officer of several of Affinion’s predecessor companies prior to the Acquisition. His fundamental understanding of our business, his demonstrated leadership and his current responsibilities as Affinion’s Chief Executive Officer make him highly qualified as the Chairman of Affinion’s Board of Directors.

Steven E. Upshaw was appointed President Global Operations on January 14, 2011. Mr. Upshaw was formerly the President of Affinion from January 13, 2010 until January 14, 2011, the Chief Executive Officer of Affinion International from June 1, 2007 until January 14, 2011, and the President of Affinion International from June 1, 2007 until January 14, 2011. From October 17, 2005 to May 31, 2007, Mr. Upshaw served as an Executive Vice President and Chief Executive Officer, Affinion International. Prior to this role, Mr. Upshaw held the position of Executive Vice President and Managing Director for Cims UK, Ireland. Mr. Upshaw joined us in August 1995 and has served in numerous positions, including Senior Vice President for Protection Products in North America for Trilegiant.

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

Richard J. Fernandes was appointed President and a director of Affinion and the Chief Executive Officer of Affinion International in connection with the acquisition of Webloyalty on January 14, 2011. From January 1999 until January 2011, Mr. Fernandes was the founder, Chief Executive Officer and Chairman of the Board of Directors of Webloyalty. Prior to 1999, Mr. Fernandes served as an Executive Vice President at CUC International. Mr. Fernandes brings to Affinion’s Board of Directors his significant experience and leadership with Webloyalty, a company offering similar services to those offered by Affinion.

Lloyd M. Wirshba was appointed President and Chief Executive Officer of Affinion Group, North America on December 1, 2010. Prior to joining Affinion, Mr. Wirshba worked at Barclays Plc as Chief Executive Officer and Chief Development Officer of Barclaycard US from May 2007 to November 2010. From July 2005 to May 2007, Mr. Wirshba served as Chief Marketing and Administrative Officer at ICT Group (now Sykes Enterprises, Inc.) and from May 2003 to February 2005 he served as Senior Vice President, Member Services at AOL. From May 1982 to April 2003, Mr. Wirshba held an increasing level of senior positions at American Express Company on both the card and merchant sides of the business. From 1979 to 1982, he was employed as a certified public accountant with Coopers & Lybrand (now PricewaterhouseCoopers).

Sloane Levy was appointed Executive Vice President and General Counsel on January 14, 2011. From October 2006 to January 2011, Ms. Levy served as Senior Vice President and General Counsel of Webloyalty. From June 2005 to October 2006, Ms. Levy was Vice President and General Counsel for Harte-Hanks, Inc., a direct marketing company. From May 1999 to January 2005, Ms. Levy served as a Senior Vice President, General Counsel and directed the Human Resources department at Modem Media, Inc., an internet marketing and advertising company which was acquired by Digitas, Inc. in October 2004. From May 1994 to May 1999, Ms. Levy worked as a staff attorney at Witco Corporation and served as its Director of Investor Relations during the last year of her tenure. Previously, she was employed as a corporate associate at Weil, Gotshal & Manges LLP and at Arent Fox LLP.

Brian J. Dick has served as our Senior Vice President and Chief Accounting Officer since December 1, 2005. Prior to joining Affinion, he was most recently an independent contractor from February 2005 through November 2005. He served as the Vice President and Controller for Modem Media, Inc., an internet marketing and advertising company which was acquired by Digitas, Inc. in October 2004, from October 2002 through January 2005, where he oversaw the global accounting, financial reporting, tax and treasury functions. From 1999 to 2001, he was the Vice President of Finance for Crompton Corporation, where he managed the Controllers, Information Systems and e-Business functions. From 1995 to 1999, he held various senior financial positions at Witco Corporation until it was acquired by Crompton Corporation. He also served as the Controller of Formica Corporation from 1989 to 1995. From 1978 to 1989, he held various positions with Price Waterhouse LLP (now PricewaterhouseCoopers).

Marc E. Becker has been a director of Affinion since October 17, 2005. From October 17, 2005 to December 20, 2006, he served as the Chairman of the Board of Directors of Affinion. Mr. Becker is a partner of Apollo, where he has been employed since 1996 and has served as an officer of certain affiliates of Apollo since 1999. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on several boards of directors, including EVERTEC, Inc., Quality Distribution, Inc., Realogy Corporation and SOURCECORP Incorporated. During the past five years, Mr. Becker also served as a director of Countrywide plc (from May 2007 to February 2009), National Financial Partners (from May 2007 to January 2009) and Metals USA Inc. (from November 2005 to December 2007). Mr. Becker has significant experience in making and managing private equity investments on behalf of Apollo and over 15 years experience in financing, analyzing and investing in public and private companies. Mr. Becker previously co-led the diligence team for the Acquisition, and since then has worked closely with Affinion’s management.

Stan Parker has been a director of Affinion since October 17, 2005. Mr. Parker is a partner of Apollo, where he has been employed since 2000. From 1998 to 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. in its Financial Entrepreneurs Group within the Investment Banking division. Mr. Parker serves on several boards of directors, including AMC Entertainment Inc., CEVA Logistics, Momentive Performance Materials Holdings, Inc. and Charter Communications. During the past five years, Mr. Parker also served as a director of Quality Distribution, Inc. (from May 2008 to November 2009) and United Agri Products, Inc. (from April 2004 to June 2007). Mr. Parker has significant experience in making and managing private equity investments on behalf of Apollo and over 12 years experience in financing, analyzing and investing in public and private companies. Mr. Parker previously co-led the diligence team for the Acquisition, and since then has worked closely with Affinion’s management.

Eric L. Press has been a director of Affinion since October 17, 2005. Mr. Press is a partner of Apollo, where he has been employed since 1998 and has served as an officer of certain affiliates of Apollo. From 1992 to 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group. Mr. Press serves on several boards of directors, including Apollo Commercial Real Estate Finance, Inc., Athene Re, Caesars Entertainment Corporation, Metals USA, Inc., Noranda Aluminum Holding Corporation, Prestige Cruise Holdings and Verso Paper Corp. During the past five years, Mr. Press also served as a director of AEP Industries (June 2004 to February 2005), Innkeepers USA Trust (June 2007 to April 2010), Quality Distribution, Inc. (May 2004 to May 2008) and Wyndham International (May 2005 to August 2005). Mr. Press has significant experience in making and managing private equity investments on behalf of Apollo and over 20 years experience in financing, analyzing and investing in public and private companies. Mr. Press has worked closely with Affinion’s management since the Acquisition.

Matthew H. Nord has been a director of Affinion since October 30, 2006. Mr. Nord is a principal of Apollo, where he has been employed since 2003. Prior to that time, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on several boards of directors, including SOURCECORP Incorporated, Hughes Telematics, Noranda Aluminum Holding Corporation and EVERTEC, Inc. During the past five years, Mr. Nord has also served as a director of Mobile Satellite Ventures, a subsidiary of Skyterra Communications, Inc. (from September 2006 to April 2008). Mr. Nord has significant experience in making and managing private equity investments on behalf of Apollo and over nine years experience in financing, analyzing and investing in public and private companies. Mr. Nord previously co-led the diligence team for the Acquisition, and since then has worked closely with Affinion’s management.

Richard J. Srednicki has been a director of Affinion since September 21, 2007. From January 2000 to August 2007, Mr. Srednicki was an Executive Vice President of JPMorgan Chase and was responsible for its credit card business, Chase Cardmember Services. Mr. Srednicki was also a member of JPMorgan Chase’s Executive Committee and Operating Committee. Previously, Mr. Srednicki held Chief Executive Officer positions with Sears, Roebuck and Co. and AT&T, as well as General Manager positions during his 13 years with Citibank. Mr. Srednicki brings to Affinion’s Board of Directors his significant experience with companies offering financial services similar to those offered by Affinion, including companies in the credit card industry.

Jonathan E. Ellenthal has been a director of Affinion since January 27, 2010. Mr. Ellenthal is the President and Chief Executive Officer of Walker Digital Management, LLC and has held this position since January 2008. From January 2005 to December 2007, Mr. Ellenthal was the Chief Executive Officer of Synapse Group, Inc., a direct marketing company with a similar marketing model and financial model to those of Affinion. Mr. Ellenthal held several senior leadership positions at Synapse Group, Inc. before becoming its Chief Executive Officer. Earlier in his career, Mr. Ellenthal served as the Executive Vice President of Cooperative Marketing Concepts, Inc. Mr. Ellenthal brings to Affinion’s Board of Directors his significant experience with companies offering marketing services similar to those offered by Affinion.

Anton J. Levy has been a director of Affinion since January 14, 2011. Mr. Levy currently serves as a Managing Director at General Atlantic LLC, where he has worked since 1998. Mr. Levy heads General Atlantic’s Media and Consumer sector. Mr. Levy has worked closely with many of General Atlantic’s portfolio companies and is currently serving on the board of directors of several General Atlantic portfolio companies, including AKQA Gilt Groupe, Mercado Libre and Network Solutions. He formerly served on the board of Dice Holdings, Inc., a provider of specialized career websites from August 2005 through July 2009 and on the board of Zantaz Corporation. Prior to joining General Atlantic in 1998, Mr. Levy was an investment banker with Morgan Stanley & Co. where he worked with the firm’s technology clients. Mr. Levy brings to Affinion’s Board of Directors his significant experience with Webloyalty, a company offering similar services to those offered by Affinion.

Alfred F. Kelly has been a director of Affinion since February 24, 2011. From June 2007 to April 2010, Mr. Kelly was the President of American Express Company, where he had responsibility for American Express’s global consumer businesses, including consumer and small business cards, customer service, global banking, prepaid products, consumer travel and risk and information management. From 2005 to 2007, he was a Group President responsible for several key businesses, including U.S. consumer and small business cards, merchant services, U.S. customer service and risk management. Mr. Kelly held positions of increasing responsibility at American Express from October 1987 to becoming President of the U.S. card business in 1998. From 1985 to 1987, Mr. Kelly served as head of information systems at the White House, where he oversaw the information processing functions for several government agencies that comprise the Executive Office of the President. Prior to that, he held various positions in information systems and strategic and financial planning at PepsiCo. Mr. Kelly serves on several boards of directors, including MetLife. Mr. Kelly brings to Affinion’s Board of Directors his significant experience with companies offering financial services similar to those offered by Affinion, including companies in the credit card industry.

Scott D. Miller has been a director of Affinion since February 24, 2011. Mr. Miller currently serves as the Chief Executive Officer of the SSA & Company, where he has been employed since 2004, a leading operational improvement consulting firm, and G100, a private equity forum for the chief executive officers of leading public companies and private equity firms. Mr. Miller served as Chairman of Hyatt Hotels and Resorts Corporation from 2003 to 2004, as President from 1999 to 2003 and as Executive Vice President from 1997 to 1999. From 1993 to 1997, Mr. Miller served as Chief Executive Officer of United Infrastructure Company, a company owned by Peter Kiewit and Sons and Bechtel Enterprises, dedicated to infrastructure acquisition, development, and operation. From 1981 to 1993, he was a founding partner of The John Buck Company, a Chicago based real estate brokerage, management and development company. Mr. Miller serves on several boards of directors, including AXA Financial, Inc. Additionally, Mr. Miller serves as a Special Advisor to General Atlantic. Mr. Miller brings to Affinion’s Board of Directors his significant experience with public and private companies.

Committees of our Board of Directors

Our board of directors has a Compensation Committee, an Executive Committee, an Audit Committee and a Nominating and Corporate Governance Committee.

Compensation Committee

The current members of the compensation committee are Messrs. Becker, Press and Levy. The principal duties and responsibilities of the compensation committee are as follows:

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

Executive Committee

The current members of the executive committee are Messrs. Becker, Levy and Nord. The principal duties and responsibilities of the executive committee are as follows:

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

Audit Committee

The current members of the audit committee are Messrs. Nord, Srednicki and Kelly. Our board of directors has determined that Messrs. Srednicki and Kelly meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act and the NYSE listing standards, but that Mr. Nord does not meet such independence criteria. Mr. Kelly is the chairman of the audit committee. The principal duties and responsibilities of our audit committee are as follows:

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

Although our Board of Directors has determined that each of the members of our audit committee is financially literate and has experience analyzing or evaluating financial statements, at this time we do not have an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K under the Exchange Act serving on the audit committee. As a company whose stock is privately-held and given the financial sophistication and other business experience of the members of the audit committee, we do not believe that we require the services of an audit committee financial expert at this time.

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

Code of Ethics

Although as a private company we are not obligated to adopt a formal code of ethics, the Company has adopted a core policies manual which includes a formal code of ethics and an annual re-certification. Upon request, we will provide to any person without charge a copy of the portions of our code of ethics that apply to our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer.

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

Named Executive Officers

For 2010, our named executive officers and their respective titles were as follows:

•	Nathaniel J. Lipman, President, Chief Executive Officer and Chairman of the Board

•	Todd H. Siegel, Executive Vice President and Chief Financial Officer

•	Robert G. Rooney, Executive Vice President and Chief Operating Officer through January 30, 2011

•

Steven E. Upshaw, President of Affinion (from January 13, 2010 until January 14, 2011), Chief Executive Officer of Affinion International, and President of Affinion International, from June 1, 2007 until January 14, 2011. After January 14, 2011, he serves as President Global Operations

•	Lloyd M. Wirshba, President and Chief Executive Officer, North America, since December 1, 2010

Messrs. Lipman and Siegel were named executive officers for 2010 based on their positions with us as chief executive officer and chief financial officer, respectively. Messrs. Rooney, Upshaw and Wirshba were named executive officers based on their levels of compensation.

Effective January 15, 2010, Mr. Lipman resigned as our President (but continues to serve as our Chief Executive Officer and Chairman) and Mr. Upshaw was appointed President of Affinion. Mr. Upshaw served as President of Affinion until January 14, 2011. Mr. Rooney’s position was eliminated, effective January 30, 2011, as a result of the merger with Webloyalty.

For fiscal year 2011, we expect that Mr. Richard J. Fernandes will be a named executive officer. Mr. Fernandes was appointed President and Director of Affinion and the Chief Executive Officer of Affinion International with the acquisition of Webloyalty.com on January 14, 2011. Mr. Fernandes is a party to an employment agreement that provides an annual base salary level of $425,000 and a target annual incentive bonus for fiscal year 2011 equal to 125% of Mr. Fernandes’ annual base salary. Mr. Fernandes’ target annual incentive bonus for fiscal year 2011 is consistent with the target annual bonuses for our other executive officers (other than our Chief Executive Officer) given the expectation that Mr. Fernandes will have significant duties and responsibilities at the Company following the acquisition of Webloyalty.com on January 14, 2011. Under his employment agreement, Mr. Fernandes would be entitled to 200% of the sum of his annual base salary and target bonus upon a termination of his employment by us without “cause” or by him for “good reason”, and 100% of the sum of his base salary upon his termination due to death or disability.

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of our specific annual, long-term and strategic goals, and which aligns executives’ interests with those of our stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives at companies with, among other things as discussed in greater detail below, similarly sized revenues. To that end, the Committee believes executive compensation packages provided by us to our executives, including to our named executive officers, should include both cash and share-based compensation that reward performance as measured against established goals.

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

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured our annual and long-term incentive cash and share-based executive compensation programs to motivate our executives to achieve the business goals set by us and to reward the executives for achieving these goals. In evaluating executive compensation, our Compensation Committee considers a variety of factors including market demands, internal equity and external surveys which provide insight into and guidance on the pay practices of similar companies. As a general rule, we target total cash compensation (TCC) at the 50th percentile of companies with similarly sized revenues. While survey data provides us with a helpful guideline, we do not make compensation decisions based on any single factor.

We have found the Total Compensation Measurement Survey, produced by Hewitt Associates, to provide helpful insight, as it reflects input from over 350 companies representing 21,000 executives, in General Industry, Service and Retail with revenues ranging from $150 million to $214 billion. As we recruit talent from various sectors, the broad view of this survey is valuable. While the survey provides an overall list of participating companies, the data that is provided to us for comparison purposes is based on a sub-group of companies with revenues similar to ours. The identity of these companies is not provided to us. In sum, while we are familiar with the broad range of companies that participate in the survey, we are not provided with, and therefore have not listed, the names of the companies that comprise our comparison group.

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

For 2010, in light of the economic environment, the Committee elected to maintain the 2009 annual base salary levels of the following named executive officers: Mr. Siegel at $350,000; Mr. Rooney at $346,466 and Mr. Upshaw at $325,000. Based on extensive experience in the financial services sector, Mr. Wirshba’s annual base salary level for 2010 was $425,000.

Effective as of October 17, 2010, the Committee approved an increase in Mr. Lipman’s annual base salary to $700,000. Effective as of January 1, 2011, Mr. Siegel’s and Mr. Upshaw’s annual base salary levels were increased to $400,000, and $375,000, respectively. The Committee determined to increase Mr. Lipman’s, Mr. Siegel’s and Mr. Upshaw’s annual base salaries in connection with the acquisition of Webloyalty and the expansion of duties and responsibilities of the combined entities.

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

We believe that Adjusted EBITDA measures are clearly understood by both our employees and stockholders, and that achievement of the stated goals is a key component in the creation of long-term value for our stockholders. Except as may be determined by the Committee, in its sole discretion, no bonuses are payable under the annual incentive plan if the Adjusted EBITDA performance goal established by the Committee for that year is not achieved. For 2010, the Committee established an Adjusted EBITDA performance goal of $312.5 million. Reported actual Adjusted EBITDA was $318.5 million. As of now, performance goals for 2011 have not yet been finalized.

For each named executive officer, as well as for each eligible employee, the actual bonus payable for a particular year under the annual incentive plan is bifurcated into a performance-based element and a discretionary element, neither of which is payable if the performance-based element is not achieved unless approved by the Committee. The performance-based element is based on achieving and exceeding the Adjusted EBITDA performance goal (a precondition to the payment of the bonus) and the discretionary element is based on the Committee’s assessment of the individual employee’s performance (weighted at 100%). In assessing the individual performance of our named executive officers, the Committee, in its discretion, considers the recommendations of our chief executive officer (except in determining the chief executive officer’s own bonus) and the following list of factors (the list of factors is not exclusive and no particular weight is assigned to any factor used) and makes its determinations as of the date the bonus is payable: achievement of internal financial and operating targets, including free cash flow and customer growth; improvement of performance and customer satisfaction with our services; improvement of management and organizational capabilities and implementation of long-term strategic plans.

The target bonus percentage (which in the aggregate applies to the discretionary and performance-based elements of the annual incentive bonus, each of which is weighted equally) for our named executive officers is established in their employment agreements. For 2010, all of the named executive officers except for Mr. Lipman have target annual incentive bonuses equal to 100% of their respective annual base salaries, consistent with their target annual incentive bonuses for 2009. Because the Committee believes that a relatively greater proportion of the chief executive officer’s annual compensation should be subject to the achievement of the performance goals, Mr. Lipman’s target annual incentive bonus for fiscal year 2010 is equal to 150% of his annual base salary. The Committee retains the right to pay bonuses to the named executive officers and other employees that are in addition to, or in lieu of, the bonuses described in their employment agreements, which bonuses may be based on company or individual performance goals not reflected in our annual incentive plan or purely discretionary.

For fiscal year 2011, as a result of the acquisition of Webloyalty and the expansion of duties and responsibilities of the combined entities, Mr. Lipman’s, Mr. Siegel’s and Mr. Upshaw’s target annual incentive bonuses have been increased to 175%, 125% and 125% of their respective annual base salaries.

The Committee considered a number of factors to determine if the 2010 bonus goals were achieved, including cash flow and investments in the business through marketing and commission expenditures, product and servicing costs, acquisitions and capital expenditures. After consideration of a number of factors, the Committee decided to fund a discretionary pool at a 100% level for our U.S. based business and a 65% level for Affinion International because Affinion International did not attain the divisional goals. Such pool will be allocated based solely upon individual results and the individual’s impact on the business. With the exception of bonuses for Mr. Lipman and Mr. Siegel discussed below, determination of individual payments has yet to be determined, and will be based upon individual performance and contributions The discretionary element of the annual bonus is reported in column (d) of the Summary Compensation Table and the performance-based annual bonus is reported in column (g) of the Summary Compensation Table. For 2010, no amounts were reported in column (g) of the Summary Compensation Table due to the Committee decision to fund only a discretionary pool that was not based on performance. On December 17, 2010, the Committee approved the grant of annual bonuses to Mr. Lipman and Mr. Siegel equal to $1,200,000 and $500,000, respectively as a result of the acquisition of

Webloyalty and the expansion of duties and responsibilities of the combined entities. Mr. Siegel also received a one-time $25,000 bonus in 2010 as a result of his services during the year above and beyond the normal scope of his duties and responsibilities. The Committee also determined in February 2011 to provide Mr. Siegel with a $100,000 bonus as a result of his services in connection with various transactions during the past several months.

So as to attract Mr. Wirshba to commence employment with the Company, Mr. Wirshba was paid a one-time sign-on bonus of $650,000, which is subject to repayment if Mr. Wirshba terminates his employment with the Company without Good Reason, or is terminated for Cause, prior to December 1, 2012.

In order to ensure successful integration, Mr. Upshaw is eligible to receive a one-time bonus of $325,000 on the second anniversary of the Webloyalty merger (i.e., January 14, 2013) subject to the successful integration of the businesses of Webloyalty and the Company.

Long-Term Equity Incentive Compensation

2007 Stock Award Plan

On November 7, 2007, the board of directors of Holdings adopted its 2007 Stock Award Plan (the “2007 Plan”), under which our employees, directors and other service providers are eligible to receive awards of Holdings common stock. The rationale for the plan was to provide a means through which Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Holdings and its affiliates to acquire and maintain an equity interest in Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Holdings’ stock price. Upon adoption of the 2007 Stock Award Plan, no additional grants may be made under Holdings’ 2005 Stock Incentive Plan (the “2005 Plan”). The Committee has not adopted a policy of regularly timed annual grants of equity under the 2007 Plan.

Pursuant to Mr. Wirshba’s employment agreement, Holdings has agreed to grant Mr. Wirshba a stock option to purchase 400,000 shares of Holdings’ common stock. This grant will occur in calendar year 2011 on or about the date of Holdings’ valuation of its common stock and shall have an exercise price per share equal to the fair market value per share of common stock on the date of grant. Mr. Wirshba will vest into the option ratably on each of the first four anniversaries of the date of grant, and the option will be subject to the terms of the 2007 Plan.

On January 13, 2010, the Committee approved the Amended and Restated 2010 Retention Award Program, or the RAP, which provides for awards of restricted stock units (“RSUs”) under the 2007 Plan. The Committee determined that it is in our company’s best interests to foster retention of approximately 110 key employees by awarding RSUs under the RAP with an aggregate cash election dollar value of approximately $10 million, which RSUs are subject to time based vesting conditions that run through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the aggregate cash election dollar value of RSUs that will be awarded to such participant (which we refer to as the Dollar Award Value) multiplied by 1.2, divided by (ii) $12.63 (i.e., the value per share of Common Stock as of December 31, 2009). The aggregate value of RSUs awarded to each of Messrs. Lipman, Siegel, Upshaw, and Rooney (after multiplying the respective Dollar Award Values by 1.2) is: $1,080,000, $720,000, $540,000, $540,000, and $456,000, respectively, and $947,250 for Mr. Wirshba (after multiplying the respective Dollar Award Value by 1.109). With respect to our named executive officers other than Mr. Wirshba, the Committee initially intended to settle the RSUs under the RAP in shares of Common Stock, however, the amended and restated RAP provides for a feature allowing participants to elect to receive cash in lieu of shares of Common Stock upon any of the four semi-annual vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. One-third of Mr. Wirshba’s RSUs under the RAP are scheduled to vest on each of the first three anniversaries of the grant date.

In connection with the recognition of certain dividends to our stockholders and other equity holders in February 2011, certain optionholders received a cash payment in respect of their stock options and certain optionholders had the exercise prices of their stock options reduced. The determination of who received the cash payment and who received the exercise price adjustment were based on the exercise prices of the stock options in effect prior to the dividend.

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

Nonqualified Deferred Compensation Plan

We terminated our Deferred Compensation Plan as of May 1, 2009 due to limited participation by employees and the mounting costs associated with its maintenance. Final distributions from the plan were made to all participants on or about May 31, 2010. The Deferred Compensation Plan is discussed in further detail under the heading “ – Nonqualified Deferred Compensation.”

Perquisites

We provide named executive officers with perquisites that we and the Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The named executive officers are entitled to a car allowance. Mr. Upshaw traditionally was entitled to relocation, tax equalization, tax preparation, expatriate premiums and other benefits afforded Mr. Upshaw in connection with his international service. Mr. Upshaw has repatriated to the United States as of December 15, 2009, and accordingly, relocation, tax equalization, tax preparation, expatriate premiums and other benefits afforded Mr. Upshaw in connection with his international service will not be provided to him prospectively, except with respect to prior years. In order to attract Mr. Wirshba, the Company agreed to reimburse Mr. Wirshba for his temporary housing (including any taxes payable thereon) through December 31, 2012, subject to his continued employment with the Company through such date.

The Committee periodically reviews the levels of perquisites provided to our named executive officers.

Attributed costs of the perquisites described above for the named executive officers for fiscal years 2008, 2009 and 2010 are included in column (i) of the “Summary Compensation Table.”

Severance Payments

Employment agreements are currently in effect with Messrs. Lipman, Siegel, Upshaw, Rooney and Wirshba. These employment agreements provide for severance payments in certain circumstances. The employment agreements are designed to promote stability and continuity of senior management. As noted above, Mr. Fernandes is also a party to an employment agreement.

In the event the employment of any of Messrs. Lipman, Siegel, Upshaw, Rooney or Wirshba is terminated by us without “cause” (including as a result of our nonrenewal of their respective employment agreement) or they terminate their respective employment with us for “good reason,” the terminating executive will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as periodic payments in the aggregate equal to: (i) in the case of Mr. Lipman, 200% of the sum of his annual base salary and target bonus, and (ii) in the case of either of Messrs. Siegel, Upshaw, Rooney and Wirshba, 100% of the sum of their respective annual base salary and target bonus. If employment of any of Messrs. Lipman, Siegel, Upshaw, Rooney or Wirshba terminates due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. Definitions referenced above can be found under the subheading “Employment Agreements” following the Summary Compensation Table.

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

Accounting for Share-Based Compensation

The Company accounts for share-based payments under the 2005 Plan and the 2007 Plan in accordance with and to the extent required by FASB Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

THE COMPENSATION COMMITTEE

Marc E. Becker, Chairman Eric L. Press
Anton J. Levy

COMPANY RISK ASSESSMENT

Based on our assessment, we believe that our compensation and benefit programs have been appropriately designed to attract and retain talent and properly incent employees. Although our programs are generally designed to pay-for-performance and to provide incentive-based compensation, the programs contain various mitigating factors to ensure our employees, including our named executive officers, are not encouraged to take unnecessary risks in managing our business. These factors include:

•

the multiple elements of our compensation packages, including base salary, annual bonus programs and, for many of our professional level employees, equity awards that vest over multiple years and that are intended to motivate employees to take a long-term view of our business;

•

the structure of our annual cash bonus program, which is based on the collective achievement of numerous factors including cash flow, EBITDA and individual performance against functional goals, minimizes the risk of employees placing undue emphasis on any particular performance metric at the expense of other aspects of our business;

•	Oversight of programs by the committees of the Board, including the Compensation Committee; and

•	A sound mixture of programs that provide focus on both short and long term goals.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our 2010 named executive officers for the fiscal years ended December 31, 2010, 2009 and 2008, to the extent that each of the 2010 named executive officers listed below was a named executive officer for such year(s).

(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)		Total ($)
Nathaniel J. Lipman	2010	$585,000		$1,200,000		$1,080,000	$0	$0	$0	$40,445	(4)	$2,905,445
Chief Executive Officer &	2009	$586,731		$ 0		$0	$0	$0	$0	$44,992		$ 631,723
Chairman of the Board	2008	$591,529		$754,199		$0	$0	$0	$0	$ 44,030		$1,389,758

Todd H. Siegel	2010	$350,000		$525,000		$720,000	$0	$0	$0	$27,997	(5)	$1,622,997
Executive Vice President and	2009	$350,000		$0		$0	$944,000	$0	$0	$31,606		$1,325,606
Chief Financial Officer	2008	$293,253		$249,265		$0	$0	$0	$0	$ 31,133		$ 573,651

Robert G. Rooney	2010	$346,466		$173,233		$456,000	$0	$0	$0	$27,397	(7)	$1,003,096
Executive Vice President and	2009	$346,466		$ 0		$0	$0	$0	$0	$31,606		$ 378,072
Chief Operating Officer (6)	2008	$346,847		$ 294,496		$0	$0	$0	$0	$ 30,849		$ 672,192

Steven E. Upshaw	2010	$324,458		$0		$540,000	$0	$0	$0	$155,648	(9)	$1,020,106
President and Chief Executive	2009	$319,800		$ 271,830		$0	$1,416,000	$0	$0	$574,066		$2,581,696
Officer, Affinion International (8)	2008	$335,971		$ 95,940		$0	$ 0	$0	$0	$630,266		$1,062,177

Lloyd M. Wirshba	2010	$29,423	(10)	$650,000	(11)	$947,250	$0	$0	$0	$18,695	(12)	$1,645,368
President and Chief Executive Officer, North America

(1)	For 2010, Mr. Lipman’s target bonus was 150% of base salary. For 2010, the target bonus of each named executive officer other than Mr. Lipman was 100% of their respective annual base salary. With the exception of Mr. Wirshba’s sign-on bonus of $650,000, and Mr. Siegel’s and Mr. Lipman’s discretionary bonuses as described below in this footnote, no amounts are reported in this column for 2010 because no annual bonuses were earned or paid in 2010.

Mr. Siegel also received a one-time $25,000 bonus in 2010 as a result of his services during the year above and beyond the normal scope of his duties and responsibilities. On December 17, 2010, the Committee approved the grant of annual bonuses to Mr. Lipman and Mr. Siegel equal to $1,200,000 and $500,000, respectively in contemplation of the anticipated acquisition of Webloyalty and the expansion of duties and responsibilities of the combined entities.

In connection with the execution of Mr. Rooney’s severance agreement dated January 30, 2011, Mr. Rooney’s 2010 bonus was determined to be paid in the amount of $173,233 (i.e., 50% of his Target amount). We have included this amount in the table to reflect that a portion of the termination payments, discussed below under the Potential Payments Upon Termination section, are in respect of his 2010 bonus.

Mr. Upshaw’s bonus was not determined as of the date of this report, and will be determined by the Committee in 2011.

(2)	The amounts shown in columns (e) and (f) reflect, for each named executive officer, the aggregate grant date fair value of stock and option awards during fiscal year 2010, 2009 and 2008.

(3)	The amounts shown in column (i) for 2010 reflect, for each named executive officer: 2010 matching contributions we made on behalf of the named executive officers to the Employee Savings Plan (which is more fully described under “Retirement Benefits” above) in the amount of $9,749 for Mr. Lipman, $9,692 for Mr. Siegel, $9,594 for Mr. Rooney, and $9,478 for Mr. Upshaw, and also certain annual perquisites disclosed in other footnotes to this Summary Compensation Table. Mr. Wirshba did not contribute, on a pre-tax basis, any of his salary, to the Employee Savings Plan for 2010. Also included in this column are the value of long term disability insurance premiums imputed to each named executive officer (each less than $500) and certain de minimis employee recognition awards (i.e., BRAVO awards) to Messrs. Siegel and Upshaw.

(4)	Includes an automobile allowance for 2010 equal to $30,230.

(5)	Includes an automobile allowance for 2010 equal to $17,340.

(6)	Mr. Rooney’s position was eliminated, effective January 30, 2011, as a result of the merger with Webloyalty.

(7)	Includes an automobile allowance for 2010 equal to $17,340.

(8)	Mr. Upshaw’s served as President of Affinion and Chief Executive Officer, Affinion International Limited until January 14, 2011 after which time he serves as President Global Operations.

(9)	Includes an automobile allowance for 2010 equal to $17,100. In addition to the amounts described in footnote (3) above, this amount includes (i) relocation expenses of $4,406, (ii) U.S. tax equalization payment of $1,221, (iii) payment of UK taxes of $123,699, and (iv) tax advice/preparation expenses of $500.

(10)	The amount reported for Mr. Wirshba reflects the base salary paid for the portion of 2010 that Mr. Wirshba worked for the Company. Mr. Wirshba’s rate of annual base salary for 2010 was $425,000.

(11)	Mr. Wirshba was paid a one-time sign-on bonus of $650,000 pursuant to his employment agreement. The sign-on bonus is subject to repayment by Mr. Wirshba if his employment terminates without Good Reason or for Cause prior to December 1, 2012.

(12)	Includes an automobile allowance for 2010 equal to $1,445. Includes temporary housing expenses for 2010 of $17,250.

Employment Agreements

The following paragraphs summarize the material terms of the employment agreements of our named executive officers who are currently employed by us. The severance provisions of these agreements are summarized under the heading “Potential Payments upon Termination or Change of Control.”

Nathaniel J. Lipman. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Lipman pursuant to which he serves as our Chairman of the Board, President and Chief Executive Officer. Effective January 15, 2010, Steven E. Upshaw was promoted to President of Affinion, and Mr. Lipman resigned such position; Mr. Lipman remains our Chairman and Chief Executive Officer. The initial term of the employment agreement was from November 9, 2007 through October 17, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Effective October 1, 2007, Mr. Lipman’s annual base salary was increased to $585,000, subject to annual review for potential increases. Effective October 17, 2010, Mr. Lipman’s annual base salary was increased to $700,000. For 2010, Mr. Lipman was eligible for an annual target bonus of 150% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. For 2011, Mr. Lipman’s target annual bonus is 175% of his base salary.

Todd H. Siegel. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Siegel pursuant to which he served as an Executive Vice President and our General Counsel. Mr. Siegel was appointed as the Company’s Chief Financial Officer as of November 24, 2008. Effective February 17, 2009, Mr. Siegel resigned as General Counsel of the Company; Mr. Siegel remains an Executive Vice President and our Chief Financial Officer. The initial term of the agreement was November 9, 2007 through June 1, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Although the agreement reflects an annual base salary of $275,000, Mr. Siegel’s annual base salary was increased to $284,000 on February 26, 2008 pursuant to a compensation committee resolution. Mr. Siegel’s annual base salary was further increased to $350,000 in connection with his promotion to Chief Financial Officer. Mr. Siegel is also eligible for an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. For 2011, Mr. Siegel’s annual base salary has been increased to $400,000 and his annual target bonus was increased to 125% of his annual base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Robert G. Rooney. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Rooney pursuant to which he serves as an Executive Vice President and our Chief Operating Officer. The initial term of the agreement was from November 9, 2007 through June 15, 2010. After the initial term, the employment agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Effective January 1, 2008, Mr. Rooney’s base salary was increased to $346,466, which is subject to annual review for potential increases. Mr. Rooney is eligible to receive an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. As indicated earlier, Mr. Rooney’s position was eliminated as a result of the merger with Webloyalty during 2011.

Steven E. Upshaw. On January 15, 2010, we entered into an employment agreement with Mr. Upshaw pursuant to which he served as President of Affinion and Chief Executive Officer of Affinion International Limited. This agreement superseded Mr. Upshaw’s prior-existing employment agreement. The initial term of the employment agreement is from January 15, 2010 through January 15, 2013. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflects Mr. Upshaw’s base salary of $325,000, subject to annual review for potential increases. Mr. Upshaw is eligible to receive an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. Mr. Upshaw served as President of Affinion (from January 13, 2010 until January 14, 2011), Chief Executive Officer of Affinion International, and President of Affinion International, from June 1, 2007 until January 14, 2011. After January 14, 2011, he serves as President Global Operations. For 2011, Mr. Upshaw’s annual base salary has been increased to $375,000 and his annual target bonus was increased to 125% of his annual base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

Lloyd M. Wirshba. On December 1, 2010, we entered into an employment agreement with Mr. Wirshba pursuant to which he serves as President and Chief Executive Officer, North America. Mr. Wirshba replaced Mr. Thomas Rusin as President and Chief Executive Officer, North America. The initial term of the employment agreement is from December 1, 2010 until December 1, 2013. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflects an annual base salary of $425,000, subject to annual review for potential increases. Mr. Wirshba is eligible to receive an annual target bonus of 125% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan.

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

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2010

The following table presents information regarding the equity awards granted to our named executive officers during fiscal year 2010.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Nathaniel J. Lipman	1/13/2010	—	—	—	—	—	—	85,511	—	—	$1,080,000
Todd H. Siegel	1/13/2010	—	—	—	—	—	—	57,007	—	—	$720,000
Robert G. Rooney	1/13/2010	—	—	—	—	—	—	36,105	—	—	$456,000
Steven E. Upshaw	1/13/2010	—	—	—	—	—	—	42,756	—	—	$540,000
Lloyd M. Wirshba	12/1/2010	—	—	—	—	—	—	75,000	—	—	$947,250

(1)	Awards discussed in column (i) are RSU awards granted in 2010 under the RAP. With respect to our named executive officers other than Mr. Wirshba, the Committee initially intended to settle the RSUs under the RAP in shares of Common Stock, however, the amended and restated RAP provides for a feature allowing participants to elect to receive cash in lieu of shares of Common Stock upon any of the four semi-annual vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value, with stock for Messrs. Lipman, Siegel, Rooney and Upshaw valued at a 20% premium, based on a grant date value of a share of Common Stock of $12.63. Mr. Wirshba’s is valued at a 10.9% premium and is scheduled to vest with respect to one-third of the RSUs on each of the first three anniversaries of the grant date of the RAP award.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2010 (with each share amount and exercise price adjusted to reflect Holdings’ stock split and the adjustment to the exercise price on account of the dividends paid in 2007).

(a)	Option Awards									Stock Awards
	(b)		(c)			(d)		(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (2)			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)		Option Exercise Price ($) (3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (5)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Nathaniel J. Lipman(4)	23,625		7,875			—		$13.02	11/30/2017	—	—	—	—
	606,900	(Tranche A)	—			—		$1.43	10/17/2015	—	—	—	—
	—		—			303,450	(Tranche B)	$1.43	10/17/2015	—	—	—	—
	—		—			303,450	(Tranche C)	$1.43	10/17/2015	—	—	—	—
	—		—			—		—	—	64,134	810,000	—	—
Todd H. Siegel	25,000		75,000			—		$15.25	02/06/2019	—	—	—	—
	14,175		4,725			—		$13.02	11/30/2017	—	—	—	—
	130,662	(Tranche A)	—			—		$1.43	10/17/2015	—	—	—	—
	—		—			65,331	(Tranche B)	$1.43	10/17/2015	—	—	—	—
	—		—			65,331	(Tranche C)	$1.43	10/17/2015	—	—	—	—
	—		—			—		—	—	42,756	540,020	—	—
Robert G. Rooney	14,175		4,725			—		$13.02	11/30/2017	—	—	—	—
	157,500	(Tranche A)	—			—		$1.43	10/17/2015	—	—	—	—
	—		—			78,750	(Tranche B)	$1.43	10/17/2015	—	—	—	—
	—		—			78,750	(Tranche C)	$1.43	10/17/2015	—	—	—	—
	—		—			—		—	—	27,079	342,000	—	—
Steven E. Upshaw	37,500		112,500			—		$15.25	02/06/2019	—	—	—	—
	14,175		4,750			—		$13.02	11/30/2017	—	—	—	—
	50,337	(Tranche A)	—			—		$1.43	10/17/2015	—	—	—	—
	—		—			25,169	(Tranche B)	$1.43	10/17/2015	—	—	—	—
	—		—			25,168	(Tranche C)	$1.43	10/17/2015	—	—	—	—
	15,750	(Tranche A)	—			—		$1.43	11/16/2015	—	—	—	—
	—		—			7,875	(Tranche B)	$1.43	11/16/2015	—	—	—	—
	—		—			7,875	(Tranche C)	$1.43	11/16/2015	—	—	—	—
	21,000	(Tranche A)	5,250	(Tranche A	)	—		$1.43	10/16/2016	—	—	—	—
	—		—			13,125	(Tranche B)	$1.43	10/16/2016	—	—	—	—
	—		—			13,125	(Tranche C)	$1.43	10/16/2016	—	—	—	—
	—		—			—		—	—	32,068	405,000	—	—
Lloyd M. Wirshba	23,625		7,875			—		—	—	75,000	947,250	—	—

(1)	All Tranche A, Tranche B and Tranche C options identified in this table are options to purchase shares of Holdings’ common stock under Holdings’ 2005 Plan. Except for the options granted to Mr. Upshaw on November 16, 2005 and October 16, 2006 all options granted to the named executive officers under Holdings’ 2005 Plan were granted on October 17, 2005. Vested options will expire earlier than the date indicated in column (f) if the executive terminates his relationship with us prior to the expiration date.

(2)	Twenty percent of the Tranche A options vest and become exercisable on each of the first five anniversaries of the grant date. In the event of a sale of Holdings, any unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon the executive’s termination by us without cause, by the executive for good reason or as a result of the executive’s death or disability.

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

(3)	On January 30, 2007, the Committee reduced the exercise price of all Tranche A, Tranche B and Tranche C options from $10.00 per share to $3.00 per share as an equitable adjustment required by the 2005 Plan in connection with the extraordinary dividend on Holdings’ common stock paid on January 31, 2007, which was further adjusted for Holdings’ 2.1-for-1 stock split in September 2007 to $1.43 per share. Options granted after January 30, 2007 were unaffected. The exercise prices reported do not reflect reductions in the options’ exercise prices to reflect calendar year 2011 distributions made to shareholders.

(4)	Mr. Lipman’s Tranche A options vest as described in footnote (2) but are subject to the further requirement that upon termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, the options will vest as if he continued to be employed by us until the second anniversary of the date of such termination, but only to the extent Mr. Lipman complies with certain contractual restrictive covenants.

(5)

Awards reported in column (g) reflect the RAP awards made during calendar year 2010. With respect to our named executive officers other than Mr. Wirshba, the Committee initially intended to settle the RSUs under the RAP in shares of Common Stock, however, the amended and restated RAP provides for a feature allowing participants to elect to receive cash in lieu of shares of Common Stock upon any of the four semi-annual vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value, with stock for Messrs. Lipman, Siegel, Rooney and Upshaw valued at a 20% premium, based on a grant date value of a share of Common Stock of $12.63. Mr. Wirshba’s is valued at a 10.9% premium and is scheduled to vest with respect to one-third of the RSUs on each of the first three anniversaries of the grant date of the RAP award. The vesting dates for Messrs. Lipman, Siegel, Rooney and Upshaw are on or about (i) August 23, 2010, (ii) April 7, 2011, (iii) August 22, 2011 and (iv) April 6, 2012; provided that the RAP award agreement provides that in respect of each such vesting date, the applicable award tranche will vest earlier on the 7th day following our applicable annual or quarterly report. Mr. Wirshba’s is scheduled to vest with respect to one-third of his RSU’s on each of the first three anniversaries of the grant date of the RAP award on each of (i) December 1, 2011, (ii) December 1, 2012 and (iii) December 1, 2013.

On October 17, 2005, Holdings adopted its 2005 Plan. The 2005 Plan allows Holdings to grant nonqualified stock options, rights to purchase shares of Holdings common stock and awards of restricted shares of Holdings common stock to Holdings and its affiliates’ directors, employees and consultants. The 2005 Plan is administered by the Committee, which has the power to grant awards under the 2005 Plan, select eligible persons to receive awards under the 2005 Plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the provisions of the 2005 Plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the 2005 Plan.

In the event of Holdings’ change in control, Holdings may, but is not obligated to, purchase then-outstanding options for a per option amount equal to the amount per share received in respect of the shares sold in the change in control transaction less the option price multiplied by the number of shares subject to the option. Stock awards will have a purchase price as determined by Holdings’ compensation committee and evidenced by an award agreement. Holdings may amend or terminate the 2005 Plan at any time, but no such action as it pertains to an existing award may materially impair the rights of an existing holder without the consent of the participant.

Both time and performance-based vesting options have been awarded under the 2005 Plan.

On November 7, 2007, the board of directors of Holdings adopted its 2007 Plan, under which our employees, directors and other service providers are eligible to receive awards of Holdings common stock. The rationale for the 2007 Plan was to provide a means through which Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Holdings and its affiliates to acquire and maintain an equity interest in Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Holdings’ stock price. Upon adoption of the 2007 Plan, no additional grants may be made under Holdings’ 2005 Plan.

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

The Committee (or Holdings’ board of directors acting as the Committee) administers the 2007 Plan and has the power to grant awards under the 2007 Plan, select eligible persons to receive awards under the 2007 Plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the 2007 Plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the 2007 Plan.

In the event of a change in control, the Committee may determine, in its sole discretion, that outstanding options and equity awards (other than performance compensation awards) issued under the 2007 Plan become fully vested and may vest performance compensation awards based on the level of attainment of the specified performance goals. The Committee may also cancel outstanding awards and pay the value of such awards to participants in connection with a change in control.

OPTION EXERCISES AND STOCK VESTED

No stock options were exercised by our named executive officers during 2010 and no named executive officer vested in shares of restricted stock during 2010. Accordingly, a corresponding table has been intentionally omitted.

NONQUALIFIED DEFERRED COMPENSATION AS OF FISCAL YEAR END 2010

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

The following table summarizes the contributions, balances earnings and distributions of and with respect to non-qualified deferred compensation for each of our named executive officers for the fiscal year ended December 31, 2010.

Name	Executive Contributions in 2010 ($)	Registrant Contributions in 2010 ($)	Aggregate Earnings in 2010 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/10 ($)
Nathaniel J. Lipman	$0.00		$7,148	$314,344	$0.00
Todd H. Siegel
Robert G. Rooney	$0.00		$3,429	$281,287	$0.00
Steven E. Upshaw
Lloyd M. Wirshba

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment as provided under the named executive officers’ employment agreements in effect for 2010. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of December 31, 2010, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Outstanding unvested equity awards are generally not automatically accelerated upon a change of control.

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

Payments Made Upon Retirement

In the event of the retirement of a named executive officer, in addition to the items identified above he or she will continue to be able to exercise vested options granted under Holdings’ 2005 Plan and 2007 Plan for ninety (90) days following termination of employment (or such longer period as provided under the applicable plan documents and award agreements).

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

The tables below reflect that Messrs. Lipman, Siegel, Rooney, Upshaw, and Wirshba would have been entitled under their respective employment agreements to a lump sum payment equal to 100% of the respective executive’s base salary upon the executive’s termination of employment on account of his death or disability.

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

The following table shows the potential payments upon termination of Mr. Lipman’s employment on December 31, 2010 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$2,100,000	$2,100,000	X	X	X
Cash Severance	X	X	X	$1,400,000	$1,400,000	$700,000	$700,000	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Holdings, all of Mr. Lipman’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Lipman’s options in connection with such a sale is impossible to calculate. Mr. Lipman’s option agreement also provides that upon his termination of employment by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, his options will vest as if he continued to be employed by us until the second anniversary of his termination date, subject to his compliance with certain restrictive covenants. The value of the acceleration of vesting of Mr. Lipman’s options in connection with any such termination is impossible to calculate.

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

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2010 under the circumstances described above:

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

The following table shows the potential payments upon termination of Mr. Upshaw’s employment on December 31, 2010:

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

Separation Pay: In connection with Mr. Rooney’s termination, effective as of January 30, 2011, he executed a separation and release agreement, which provided that, in exchange for his release of claims against Holdings, the Company, and their affiliates, he is entitled to (i) $692,932 of severance pay (which equals the sum of the amounts reported in the chart immediately above under Termination for Good Reason), (ii) a cash payment in respect of his bonus for 2010 of $173,233 (representing 50% of his Target Annual Bonus), (iii) continued health care coverage through April 30, 2011, (iv) continuation of certain of his stock options (under the Holdings’ 2005 Plan), including continuation for vesting purposes pursuant to the option grant agreement, until the tenth anniversary of the grant date, (v) a cash payment in respect of his RAP award equal to $107,186 (which represents the sum of (A) the cash value payable upon his election in respect of the second installment scheduled to vest under his RAP award on April 7, 2011, and (B) the aggregate dividend payable thereon resulting from distributions made to shareholders in 2011, and (vi) outplacement services. It was determined to provide Mr. Rooney’s continued health care, continuation of stock options and the amendment to his RAP award in his separation and release agreement, as discussed above, in recognition of his years of service and contributions to the Company and its affiliates.

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

The following table shows the potential payments upon termination of Mr. Upshaw’s employment on December 31, 2010:

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

Lloyd M. Wirshba

In the event Mr. Wirshba’s employment is terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminates his employment with us for good reason, he will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in eight quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Wirshba’s employment is terminated due to death or disability, he will be entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Wirshba violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Wirshba’s employment on December 31, 2010:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$531,250	$531,250	X	X	X
Cash Severance	X	X	X	$425,000	$425,000	$425,000	$425,000	X
Long-Term Incentive Compensation:
Stock Options	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

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

Director Compensation

Our non-employee directors receive annual compensation in the amount of $45,000 payable in equal quarterly installments, plus $2,000 for each regular or special meeting of our board of directors or board committee that they attend in person, plus an additional $1,000 for each regular or special meeting of our board of directors or board committee that they attend by teleconference. In addition, in 2010, Mr. Kenneth Vecchione received $15,000 for serving as the then chairman of the audit committee of the board of directors and Mr. Robert B. Hedges, Jr., Mr. Richard J. Srednicki and Mr. Peter W. Currie each received $7,500 for then serving on the audit committee of the board of directors. Directors who are our employees receive no compensation for their service as directors.

Our directors are also eligible to participate in the 2007 Plan. We generally award non-employee directors 15,000 options when they join our board of directors. The chairperson of the audit committee receives an additional 7,500 options, and other non-employee directors who are not affiliated with Apollo and serve as members of the audit committee receive an additional 3,750 options.

As previously disclosed in a current report on Form 8-K, on May 19, 2010, Mr. Hedges and Mr. Zinterhofer resigned as directors, and Mr. Hedges also resigned as a member of the audit committee.

As previously disclosed in a current report on Form 8-K, on January 14, 2011, Mr. Vecchione and Mr. Currie resigned as directors.

Director Compensation Table for Fiscal Year 2010

The table below summarizes the compensation paid by us and earned or accrued by non-employee directors for the fiscal year ended December 31, 2010.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc E. Becker	$56,000	$0	$0	$0	$0	$56,000
Robert B. Hedges, Jr. (3)	$35,250	$0	$0	$0	$0	$35,250
Matthew H. Nord	$57,000	$0	$0	$0	$0	$57,000
Stan Parker	$51,000	$0	$0	$0	$0	$51,000
Eric L. Press	$56,000	$0	$0	$0	$0	$56,000
Kenneth Vecchione	$78,000	$0	$0	$0	$0	$78,000
Eric L. Zinterhofer (4)	$24,000	$0	$0	$0	$0	$24,000
Richard J. Srednicki	$72,500	$0	$0	$0	$0	$72,500
Peter W. Currie	$72,500	$0	$0	$0	$0	$72,500
Jonathan E. Ellenthal	$56,000	$0	$119,100	$0	$0	$175,100

(1)	Mr. Lipman, our Chairman of the Board and Chief Executive Officer, is not included in this table as he is our employee and thus receives no compensation for his services as a director (except as described above). The compensation received by Mr. Lipman as our employee is shown in the Summary Compensation Table.

(2)	In connection with Mr. Ellenthal’s service as a director for 2010, he was awarded 15,000 fully vested options with an exercise price of $12.63. The dollar amount provided herein reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010 in accordance with FASB Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

As of December 31, 2010 each non-employee director had the following number of options outstanding, all of which were fully vested when granted: Marc E. Becker, 44,500; Stan Parker, 41,500; Eric L. Press, 43,000; Eric L. Zinterhofer, 41,500; Matthew H. Nord, 43,000; Kenneth Vecchione, 60,250; Robert B. Hedges, Jr., 52,375; Richard J. Srednicki, 34,000; Peter W. Currie, 34,000; and Jonathan E. Ellenthal, 15,000.

(3)	Mr. Hedges’ fees reflect his resignation as a director and a member of the audit committee on May 19, 2010.

(4)	Mr. Zinterhofer’s fees reflect his resignation as a director on May 19, 2010.

Compensation Committee Interlocks and Insider Participation

During 2010, the members of our compensation committee consisted of Messrs. Becker and Press, both of whom are principals and stockholders of Apollo, our controlling stockholder. Neither director has ever been one of our officers or employees. During 2010 neither director had any relationship that requires disclosure in this Report as a transaction with a related person. During 2010, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on such board of directors, none of our executive officers served as a director of another entity, one of whose executive officers served on such board of directors, and none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Holdings owns 100% of our common stock.

The following table sets forth information regarding the beneficial ownership of Holdings’ common stock as of February 15, 2011 by (i) each person known to beneficially own more than 5% of the common stock of Holdings, (ii) each of our named executive officers, (iii) each member of the Board of Directors of Holdings and (iv) all of our executive officers and members of the Board of Directors of Holdings as a group.

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

In connection with the Transactions, the Company issued to Cendant warrants that are currently exercisable into 4,437,170 shares of common stock of the Company. On March 1, 2011, the exercise price of the warrant was $10.38, which reflects an adjustment, made to the exercise price as a result of the dividends and distributions made on Holdings’ common stock. The warrants are currently held by Apollo and Wyndham.

In addition, Wyndham holds 1,339 shares of preferred stock of Holdings (which is after the redemption of 95,107 shares of preferred stock on January 31, 2007 for an aggregate redemption price of $106.0 million and the redemption of 28,554 shares of preferred stock in January and February 2011 for an aggregate redemption price of $44.5 million). Holdings expects to redeem the remaining 1,339 shares of preferred stock in March 2011. The preferred stock does not entitle or permit its holder to vote on any matter required or permitted to be voted upon by holders of common stock (except as required by applicable law), entitles its holder to receive dividends of 8.5% per annum (payable, at Holdings’ option, either in cash or in kind) and ranks senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. The preferred stock is redeemable at Holdings’ option at any time, subject to the applicable terms of our debt instruments and applicable laws. The preferred stock is redeemable at Holdings’ option upon a change of control for a price equal to 101% of the then-current face amount, plus any accrued and unpaid dividends. Holdings is required to redeem the preferred stock (i) at the holder’s option upon a change of control of Holdings at a price equal to the then-current face amount, plus any accrued and unpaid dividends, (ii) in part (A) upon certain dispositions of Holdings’ equity securities held by Parent LLC, (B) if Parent LLC receives from Holdings, or its affiliates, cash or marketable securities in respect of the equity securities of Holdings it holds or (C) Holdings pays any cash dividends or makes other cash distributions on its equity securities, in each case at a price equal to the then-

current face amount, plus any accrued and unpaid dividends and (iii) on the twelfth anniversary of the closing of the Transactions at a price equal to the then-current face amount, plus any accrued and unpaid dividends. The preferred stock is exchangeable, at the option of Holdings, for debt securities having economic terms no less favorable than the preferred stock.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Apollo Management V, L.P.(a)	60,523,231	69.1%
General Atlantic LLC(b)	17,469,933	20.6%
Nathaniel J. Lipman(c)	1,176,903	1.4%
Robert G. Rooney(d)	390,703	*
Todd H. Siegel(e)	362,809	*
Steven E. Upshaw(f)	246,171	*
Lloyd M. Wirshba(g)	—	—
Richard J. Fernandes(h)	3,240,936	3.8%
Marc E. Becker(i)(j)	44,500	*
Matthew H. Nord(i)(k)	43,000	*
Stan Parker(i)(l)	41,500	*
Eric L. Press(i)(k)	43,000	*
Richard J. Srednicki(m)	34,000	*
Jonathan Ellenthal(n)	15,000	*
Anton J. Levy	—	—
Scott D. Miller(o)	46,305	—
Alfred F. Kelly	—	—
Directors and executive officers as a group (16 persons)(p)	5,429,659	6.3%

(*)	Less than one percent.

(a)

Represents 57,750,000 shares of common stock owned of record by Affinion Group Holdings, LLC (“Parent LLC”), and 2,773,231 shares of common stock issuable upon exercise of warrants owned of record by Apollo Investment Fund V, L.P. (“AIF V”) and Affinion Group Holdings B, LLC (“Affinion B LLC”). Apollo Management V, L.P. (“Management V”) serves as the sole manager of each of Parent LLC and Affinion B LLC, and as the manager of AIF V. AIF V Management, LLC (“AIF V LLC”) is the general partner of Management V and Apollo Management, L.P. (“Apollo Management”), is the sole member and manager of AIF V LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management, Apollo Management Holdings, L.P. (“AMH”) is the sole and managing member of Management GP, and Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. Parent LLC and Affinion B LLC each serve as a fiduciary for Apollo German Partners V GmbH & Co. KG (“German V”) with respect to German V’s investments in our securities. Apollo Verwaltungs V GmbH (“Apollo German GP”) is the general partner of German V and Apollo Advisors V, L.P. (“Advisors V”) is the managing limited partner of German V. Advisors V also serves as the general partner of AIF V. Apollo Capital Management V, Inc. (“ACM V”) is the general partner of Advisors V. Apollo Principal Holdings I, L.P. (“Apollo Principal”) is the sole shareholder of ACM V, and Apollo Principal Holdings I GP, LLC (“Principal GP”) is the general partner of Apollo Principal.

Each of Parent LLC, Affinion B LLC, AIF V, Management V, AIF V LLC, Apollo Management, Management GP, AMH, AMH GP, German V, Apollo German GP, Advisors V, ACM V, Apollo Principal, and Principal GP (collectively, the “Apollo Entities”) disclaim beneficial ownership of all shares of our common stock held of record or beneficially owned by any of the Apollo Entities, except to the extent of any pecuniary interest therein. The address of Parent LLC, Affinion B LLC, AIF V, Advisors V, ACM V, Apollo Principal and Principal GP is c/o Apollo Advisors V, L.P., One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of Management V, AIF V LLC, Apollo Management, Management GP, AHM and AMH GP is c/o Apollo Management, L.P., 9 West 57th St., New York, New York 10019. The address of German V and Apollo German GP is Eschenheimer Anlage 1, 60316 Frankfurt, Germany.

Leon Black, Joshua Harris and Marc Rowan are the managers and executive officers of Principal GP and AMH GP and as such effectively have the power to exercise voting and investment control with respect to the shares of our common stock held of record or beneficially owned by any of the Apollo Entities. Each of Messrs. Black, Harris and Rowan disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address of Messrs. Black, Harris and Rowan is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(b)	Represents 17,469,933 shares of common stock owned of record by General Atlantic Partners 79, L.P. (“GAP 79”), GAP-W, LLC (“GAP-W”), GapStar, LLC (“GapStar”), GAPCO GmbH & Co., KG (“GAPCO KG”), GAP Coinvestment III, LLC (“GAPCO III”) and GAP Coinvestment IV, LLC (“GAPCO IV”). General Atlantic LLC (“GA LLC”) is the general partner of GAP 79 and General Atlantic GenPar, L.P. (“GA GenPar”). GA GenPar is the manager of GAP-W. GAPCO Management GmbH (“GAPCO Management”) is the general partner of GAPCO KG. The executive officers of GapStar and the managing members of GAPCO III and GAPCO IV are certain Managing Directors of GA LLC. In addition, the Managing Directors of GA LLC control the voting and investment decisions made by GAPCO KG and GAPCO Management. Accordingly, the voting and disposition of the shares in the Company are coordinated among GAP 79, GAP-W, GapStar, GAPCO KG, GAPCO III and GAPCO IV.

GAP 79, GAP-W, GapStar, GAPCO KG, GAPCO III, GAPCO IV, GA GenPar and GAPCO Management are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended.

Anton J. Levy is a Managing Director of GA LLC and a Managing Member of GAPCO III and GAPCO IV, and he disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

The address of Mr. Levy and the General Atlantic group (“General Atlantic”) (other than GAPCO KG and GAPCO Management) is c/o General Atlantic Service Company, LLC, 3 Pickwick Plaza, Greenwich, Connecticut 06830. The address of GAPCO KG and GAP Management is Koenigsallee 62, 40212 Düsseldorf Germany.

(c)	Includes 606,900 shares of common stock issuable upon the exercise of Tranche A options and 23,625 shares of common stock issuable upon the exercise of 2007 Plan options that are currently exercisable or exercisable within 60 days. Does not include 614,795 shares of common stock issuable upon the exercise of Tranche B and Tranche C and 2007 Plan options and 64,134 restricted stock units that remain subject to vesting.

(d)	Includes 157,500 shares of common stock issuable upon the exercise of Tranche A options and 14,175 shares of common stock issuable upon the exercise of 2007 Plan options that are currently exercisable or exercisable within 60 days. Does not include 162,225 shares of common stock issuable upon the exercise of Tranche B and Tranche C and 2007 Plan options and 27,078 restricted stock units that remain subject to vesting.

(e)	Includes 130,662 shares of common stock issuable upon the exercise of Tranche A options and 64,175 shares of common stock issuable upon the exercise of 2007 Plan options that are currently exercisable or exercisable within 60 days. Does not include 185,387 shares of common stock issuable upon the exercise of Tranche B and Tranche C and 2007 Plan options and 42,756 restricted stock units that remain subject to vesting.

(f)	Includes 87,087 shares of common stock issuable upon the exercise of Tranche A options and 89,175 shares of common stock issuable upon the exercise of 2007 Plan options that are currently exercisable or exercisable within 60 days. Does not include 177,312 shares of common stock issuable upon the exercise of Tranche B and Tranche C and 2007 Plan options and 32,068 restricted stock units that remain subject to vesting.

(g)	Does not include 75,000 restricted stock units that remain subject to vesting.

(h)	Includes 274,736 shares of common stock issuable upon exercise of warrants.

(i)	Messrs. Becker, Parker, Press and Nord are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Parker, Press and Nord may be deemed to be the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.

(j)	Consists of 44,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(k)	Consists of 43,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(l)	Consists of 41,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(m)	Consists of 34,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(n)	Consists of 15,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(o)	Consists of 46,305 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(p)	Includes 846,179 shares of common stock issuable upon the exercise of Tranche A options, 183,125 shares of common stock issuable upon the exercise of 2007 Plan options, 221,000 shares of common stock issuable upon the exercise of Board of Director option grants, 138,915 shares of common stock issuable upon the exercise of options issued under Webloyalty option plans and 274,736 shares of common stock that are subject to warrants that are currently exercisable or exercisable within 60 days. Does not include 1,005,249 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Plan options and 177,141 restricted stock units that remain subject to vesting.

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Transactions on October 17, 2005, Holdings adopted the 2005 Plan and the 2005 Plan was approved by the stockholders of Holdings. The 2005 Plan authorizes the board of directors of Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Holdings common stock to directors and employees of, and consultants to, Holdings and its subsidiaries, including us. No additional grants may be made under the 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below.

On November 7, 2007, the board of directors of Holdings adopted the 2007 Plan, under which our employees, directors and other service providers are eligible to receive awards of Holdings common stock. Holdings’ board of directors authorized 10,000,000 shares of Holdings common stock for grants of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, and/or performance compensation awards under the 2007 Plan. Cash bonus awards may also be granted under the 2007 Plan. The 2007 Plan has a term of ten years and no further awards may be granted under the 2007 Plan after November 7, 2017.

For additional discussion of our equity compensation, including the 2005 Plan and the 2007 Plan, see Note 12 to our audited consolidated financial statements included elsewhere herein.

The table below summarizes the equity issuances under the 2005 Plan and the 2007 Plan as of December 31, 2010.

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

Following the Acquisition, Holdings owned 100% of our common stock. At such time, with respect to the capital stock of Holdings, (i) approximately 97% of its common stock then outstanding was owned by Parent LLC, (ii) approximately 3% of its common stock was owned by the management stockholders and (iii) 100% of its preferred stock was owned by Cendant.

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

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for, among others: (i) breaches of its representations and warranties with respect to legal proceedings that (x) occur after the date of the purchase agreement, (y) relate to facts and circumstances related to the business of AGLLC or AIH and (z) constitute a breach or violation of its compliance with law representations and warranties; and (ii) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or AIH.

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

Consulting Agreement

On October 17, 2005, Apollo entered into a consulting agreement with us for the provision of certain structuring and advisory services, pursuant to which we paid Apollo a fee of $20.0 million for services rendered in connection with the Transactions and reimbursed Apollo for certain expenses incurred in rendering those services (the “2005 Consulting Agreement”). The 2005 Consulting Agreement has been amended and restated as described in “—Related Party Transactions Since January 1, 2006—Webloyalty Acquisition.”

Before the amendment and restatement of the 2005 Consulting Agreement became effective, the 2005 Consulting Agreement allowed Apollo and its affiliates to provide certain advisory services to us for a period of twelve years or until Apollo owned less than 5% of the beneficial economic interests of us, whichever is earlier. The 2005 Consulting Agreement was terminable earlier by mutual consent. We paid Apollo an annual fee of $2.0 million for these services commencing in 2006. If we had consummated a transaction involving a change of control or an initial public offering before the 2005 Consulting Agreement was terminated, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo would have been permitted to elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the 2005 Consulting Agreement.

In addition, we were permitted to engage Apollo to provide certain services if we engaged in any merger, acquisition or similar transaction. If we engaged another party to provide these services, we may have been required to pay Apollo a transaction fee. We also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the 2005 Consulting Agreement.

Intercompany Agreements

General. AGLLC, Affinion International (formerly known as CIMS) and their respective subsidiaries historically have had arrangements with Cendant and/or certain of its direct and indirect subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operational support (including travel agency support and software licensing), shared facilities and profit-sharing arrangements related to the marketing of certain insurance programs. On October 17, 2005, these arrangements were terminated and we have subsequently entered into new agreements with Cendant and/or certain subsidiaries that require the parties to provide services similar to those provided prior to the Transactions. See Note 14 to our consolidated financial statements included elsewhere herein.

Marketing Agreements. On October 17, 2005, we entered into agreements relating to the marketing of AGLLC’s membership programs with Cendant and/or its subsidiaries, including Budget Rent A Car System, Inc., Travel Link Group, Inc., Cendant Hotel Group, Inc., Trip Network, Inc., Orbitz, LLC and Resort Condominiums International, LLC. The agreements expired on December 31, 2010. These agreements permitted us to solicit customers of these parties for our membership programs through various direct marketing methods, which included mail, telemarketing and online solicitation methods. The payment terms of each marketing agreement differed, but generally involved the payment by us of either a fee for each call transferred under such marketing agreement, a bounty for each user that enrolled as a member of a membership program or a percentage of net membership revenues. The expense for such services was $3.6 million, $3.1 million and $2.0 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Other than non-material arrangements, these agreements provided that if a Cendant-party elected to terminate an agreement or an agreement terminated as a result of the parties’ inability to agree on creative materials prior to December 31, 2010, then the applicable Cendant-party would be required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing arrangement been in effect until December 31, 2010. The termination fee is paid as follows: the applicable Cendant-party is required to pay the equivalent of twenty-four quarterly installment payments, which termination fee is payable for each quarter occurring after the applicable termination date and prior to the end of calendar year 2010. In the event that in any quarter during the term of a marketing agreement, any Cendant-party failed to meet the minimum amount of marketing volume, failed to provide the specified amount of customer data or breached certain material obligations under any marketing agreement, then such Cendant-party would have to make a shortfall payment based on a calculation of the marketing revenues that would have been derived had the applicable Cendant-party met the specified threshold. Each shortfall payment is paid as follows: for each quarter in which a shortfall event occurs, the applicable Cendant Party is required to pay twenty-four quarterly installment payments (subject to certain adjustments). As a result of the failure by certain Cendant-parties to meet the specified minimum volume commitments under certain of the marketing agreements and the early termination of one of the marketing agreements by one of the Cendant-parties, we recognized revenues in the amount of $3.8 million, $23.2 million and $5.4 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Loyalty Agreements. On October 17, 2005, certain of our subsidiaries entered into agreements with Cendant and its subsidiaries relating to Cendant’s loyalty and rewards programs to provide services to certain Cendant parties. The Cendant-party is generally charged one or more of the following fees relating to these services: an initial fee to implement a particular loyalty program; a management/administration fee; a redemption fee related to redeemed rewards and a booking fee related to bookings by loyalty program members. The revenue for such services attributable to agreements with Wyndham related entities was $10.4 million, $8.7 million and $4.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. One such loyalty and rewards agreement expired on June 30, 2010. The other agreement expires on December 31, 2013, subject to automatic one-year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice.

In connection with these agreements, we formed Affinion Loyalty, LLC, a special purpose, bankruptcy remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (fka Trilegiant Loyalty Solutions, Inc. “ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Affinion Loyalty, LLC under a non-exclusive limited license. Affinion Loyalty, LLC entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Affinion Loyalty, LLC sublicenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

On June 30, 2008, the Company entered into an Assignment and Assumption Agreement (“AAA”) with Avis/Budget, Wyndham and Realogy. Prior to this transaction, these Cendant entities provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. Under the AAA, the Company assumed all of the liabilities and obligations of the Avis/Budget, Wyndham and Realogy relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, on the June 30, 2008 closing date, the Company received cash and receivables with a fair value substantially equivalent to the fair value of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date. The receivables due and payable to the Company on June 30, 2009, 2010 and 2011 are $6.75 million, $6.5 million and $4.75 million, respectively.

Other Operational Support Agreements. On October 17, 2005, Affinion International entered into an agreement pursuant to which Affinion International will continue to use RCI Europe as its exclusive provider of travel services for the benefit of Affinion International’s members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI has a right of first refusal to offer travel services in other countries where Affinion International’s members are located. Affinion International will indemnify RCI in the event its profit margin under this arrangement falls below 1.31%. The agreement expires ten years from October 17, 2005, subject to either party’s right to terminate the agreement on or after the third anniversary of this date, upon one year’s prior written notice or at any time in certain other specified circumstances (either in whole or in part). The expense for such services was $4.3 million for the year ended December 31, 2008.

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

Shared Facilities Agreements. On October 17, 2005, certain of our subsidiaries entered into agreements to continue cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the existing related inter-company arrangements. The revenue for such services attributable to Realogy and Wyndham related entities was $1.7 million for the year ended December 31, 2008. There was no revenue earned for such services for the years ended December 31, 2009 and 2010. The expense for such services was $0.4 million for the year ended December 31, 2008. There was no expense for such services for the years ended December 31, 2009 and 2010.

Related Party Transactions Since January 1, 2006

During the second quarter of 2009, utilizing cash on hand and available funds under our senior secured credit facility (the balance of which was paid down prior to September 30, 2009), we, through Affinion Investments, LLC (“Affinion Investments”), a non-guarantor subsidiary of Affinion, purchased $64.0 million face amount of Holdings’ outstanding indebtedness under the Holdings Loan Agreement from an affiliate of Apollo for $44.8 million. This indebtedness was redeemed by Holdings in October 2010.

During 2006, Apollo acquired one of our vendors, SOURCECORP Incorporated, that provides document and information services to us. The fees incurred for these services for the years ended December 31, 2008, 2009 and 2010 was $1.4 million, $1.2 million and $1.1 million, respectively.

On January 28, 2010, we, through Affinion Investments, entered into a subscription and capital commitment letter with Alclear Holdings, LLC (“Alclear”), pursuant to which we agreed to (i) become a member of Alclear and (ii) fund a capital contribution to Alclear in cash in the amount of $1.0 million. In order to make its capital contribution in Alclear, Affinion Investments received a capital contribution in cash in the amount of $1.0 million from Affinion. As a result of the capital contribution, we acquired an ownership interest of approximately 5% in Alclear. In February 2010, Alclear was selected as the winning bidder in the bankruptcy auction sale of the assets of Verified Identity Pass, Inc., an entity that provides biometric system solutions for airports, airlines, travel agents, and business travelers in the U.S. Alclear acquired the assets of Verified Identity Pass, Inc. in April 2010. We provide support services to Alclear and recognized revenue of $0.7 million for the year ended December 31, 2010.

Alclear is controlled and partially funded by Caryn Seidman-Becker, who also serves as its Chief Executive Officer. Ms. Seidman-Becker is the spouse of Marc Becker. Mr. Becker is a director of Affinion and a partner of Apollo. Apollo beneficially owns approximately 69% of the common stock of Holdings.

Webloyalty Acquisition

On January 14, 2011, the Company and Holdings entered into, and consummated, an Agreement and Plan of Merger (the “Merger Agreement”) that resulted in Affinion’s indirect acquisition of all of the capital stock of Webloyalty and the conversion of Webloyalty securities into Holdings securities (the “Webloyalty Acquisition”). As a result of the Webloyalty Acquisition, (i) Parent LLC, which is an affiliate of Apollo, and Holdings’ existing management investors collectively own approximately 70.4% of Holdings’ issued and outstanding common stock; (ii) General Atlantic owns approximately 20.6% of Holdings’ issued and outstanding common stock; and (iii) other holders of Webloyalty common stock collectively own approximately 9.0% of Holdings’ issued and outstanding common stock.

Holdings Stockholder Agreement

On January 14, 2011, Holdings entered into the Stockholder Agreement (the “Holdings Stockholder Agreement”) with (i) Parent LLC; (ii) General Atlantic; (iii) Richard Fernandes and the Fernandes Family Trust A dated June 25, 1999 (collectively, “Fernandes”); and (iv) Vincent D’Agostino and the D’Agostino Family Trust (collectively, “D’Agostino,” and together with General Atlantic and Fernandes, the “Principal WL Stockholders”).

The Holdings Stockholder Agreement permits certain of Holdings’ stockholders—currently Parent LLC and General Atlantic (each, a “Major Stockholder”)—to nominate one director, as well as additional directors for so long as such stockholders own certain percentages of the issued and outstanding shares of Holdings’ common stock. The Chief Executive Officer of Holdings also will serve as a director, and the holders of a majority of the issued and outstanding shares of Holdings’ common stock will nominate the remaining directors. Under the Holdings Stockholder Agreement, investment funds affiliated with Apollo and certain investment partnerships sponsored by General Atlantic currently have the right to nominate seven and three, respectively, of our eleven directors. In addition, the Holdings Stockholder Agreement provides for the nomination of Mr. Nathaniel J. Lipman as a director in his capacity as our Chief Executive Officer.

At any time before a qualified public offering, the Holdings Stockholder Agreement requires each Major Stockholder, if it wishes to transfer shares of Holdings’ common stock, to offer its shares of Holdings’ common stock, first, to Holdings and, second, to the other Major Stockholders. In addition, if Holdings or any of its subsidiaries proposes to issue any equity securities or securities convertible into or exchangeable for equity securities (subject to customary exceptions), each Major Stockholder and each Principal WL Stockholder (for so long as each such Principal WL Stockholder, along with its affiliates, holds a number of shares of Holdings’ common stock equal to 50% or more of the shares of Holdings’ common stock issued to such Principal WL Stockholder in connection with the Webloyalty Acquisition) will have the right to purchase its pro rata share of the offering.

Before a qualified public offering, if any party or parties to the Holdings Stockholder Agreement propose to transfer to a third-party more than 5% of the shares of Holdings’ common stock beneficially owned by such transferring party, all other parties to the Holdings Stockholder Agreement will have the right to participate pro rata in the transfer. In addition, Parent LLC and, following the fifth anniversary of the date of the Holdings Stockholder Agreement, General Atlantic (for so long as it is a Major Stockholder) will each have the right to require the other holders of Holdings’ common stock to (1) sell in a transaction comprising the sale of 80% or more of Holdings’ common stock beneficially owned by Parent LLC or General Atlantic, as applicable, the same percentage of their respective shares of Holdings’ common stock as Parent LLC or General Atlantic, as applicable, desires to sell or (2) vote in favor of a sale of all or substantially all of Holdings’ and its subsidiaries’ assets to unaffiliated third parties.

Without each Major Stockholder’s prior approval, Holdings will not, and will cause each of its subsidiaries not to, take or omit to take, as applicable, certain actions related to (1) non-pro rata redemptions, (2) changes to Holdings’ organizational documents, (3) asset acquisitions or dispositions and (4) affiliate transactions. The Holdings Stockholder Agreement shall terminate with respect to any holder thereunder on the date such holder ceases to own any shares of Holdings’ common stock.

Holdings Securityholder Rights Agreement

On January 14, 2011, Holdings, Parent LLC, General Atlantic and other holders party thereto entered into a Securityholder Rights Agreement (the “Holdings Securityholder Rights Agreement”), pursuant to which the parties thereto have certain rights with respect to Holdings’ common stock, including tag-along rights and information rights. Parent LLC and General Atlantic also are provided with drag-along rights. The Holdings Securityholder Rights Agreement contains restrictions on the transfer of Holdings’ common stock, other than Holdings’ common stock held by Parent LLC or General Atlantic (whose Holdings’ common stock is subject to the Holdings Stockholder Agreement’s transfer restrictions). The Holdings Securityholder Rights Agreement will terminate automatically upon: (i) a change of control of Holdings; (ii) a vote to dissolve Holdings; or (ii) any event that reduces the number of stockholders to one.

Amended and Restated Holdings Registration Rights Agreement

On January 14, 2011, Holdings, Parent LLC and each of the Principal WL Stockholders entered into an Amended and Restated Registration Rights Agreement (the “Holdings Registration Rights Agreement”), pursuant to which Parent LLC and General Atlantic (on behalf of the holders of the majority of the eligible shares held by the Principal WL Stockholders) have certain demand registration rights with respect to Holdings’ common stock. In addition, each party to the agreement may exercise “piggyback” rights, and certain holders may request an unlimited number of short-form registrations (including shelf registrations). Under the Holdings Registration Rights Agreement, Holdings agreed to assume the fees and expenses associated with registration, and the agreement also contains customary provisions with respect to registration procedures, underwritten offerings and indemnity and contribution rights and obligations.

Amended and Restated Consulting Agreement

On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (the “Amended and Restated Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide the

Company with certain advisory services on substantially the same terms as the 2005 Consulting Agreement described above, except that: (1) the annual fee paid by the Company will increase to $2,604,845 from $2,000,000, commencing January 1, 2012, with an additional one-time fee of $604,845 being paid promptly after January 14, 2011 in respect of calendar year 2011; and (2) the Amended and Restated Consulting Agreement contains clarifying language establishing that the Company will be the primary indemnitor if certain indemnified parties have a right to be indemnified by their affiliates.

Transactions with Richard Fernandes

On January 14, 2011, Mr. Richard J. Fernandes was appointed President of the Company and Holdings and as Chief Executive Officer of Affinion International Limited (“AIL”), a wholly owned subsidiary of the Company, effective as of January 14, 2011. Since September of 1998, Mr. Fernandes has served as Chief Executive Officer of Webloyalty. As a result of Mr. Fernandes’ appointments, Mr. Steven E. Upshaw, then President of the Company and Chief Executive Officer of AIL, resigned from those positions immediately prior to the Webloyalty Acquisition. Simultaneously with his resignation, Mr. Upshaw was appointed President, Global Operations and Integration of the Company, effective as of the Webloyalty Acquisition.

Mr. Fernandes entered into an employment agreement, dated as of January 14, 2011 (the “Fernandes Employment Agreement”), with the Company and Holdings, in connection with his appointment as President of the Company and Holdings and as Chief Executive Officer of AIL. The Fernandes Employment Agreement contemplates that Mr. Fernandes will serve in these positions for a period commencing on January 14, 2011 and ending on December 31, 2012 (the “Initial Term”), unless terminated earlier pursuant to the Fernandes Employment Agreement. After the Initial Term, the Fernandes Employment Agreement is subject to automatic one-year renewals unless either Mr. Fernandes or Holdings provides at least 90 days’ prior written notice of its intent not to renew the agreement.

Under the Fernandes Employment Agreement, Mr. Fernandes will receive a base salary of $425,000 and be eligible for an annual target bonus of 125% of his base salary; provided, that, performance objectives determined each year by Holdings are met. If Holdings terminates Mr. Fernandes’ employment without cause, or if Mr. Fernandes terminates his employment for good reason, Mr. Fernandes will be entitled to a lump sum payment equal to his annual base salary through the date of termination plus the bonus earned for any fiscal year ended prior to the year in which the date of termination occurs. After the date of termination, Holdings will pay Mr. Fernandes, in eight quarterly installments, the sum of 200% of his annual base salary and his target bonus.

On January 14, 2011, Mr. Fernandes, Parent LLC and Holdings entered into the Call Agreement (the “Fernandes Call Agreement”), which governs shares of Holdings’ common stock and warrants to purchase Holdings’ common stock issued to Mr. Fernandes in connection with the Webloyalty Acquisition. Also on January 14, 2011, Mr. Fernandes, Parent LLC and Holdings entered into the Fernandes Investor Rights Agreement (the “FIRA”), which governs shares of Holdings’ common stock and options to purchase shares of Holdings’ common stock acquired by Mr. Fernandes in his capacity as an employee, officer, director or consultant of Holdings.

The Fernandes Call Agreement provides that, if Mr. Fernandes’ employment with Holdings is terminated prior to an initial public offering of Holdings’ common stock, then first Holdings, and then Parent LLC and General Atlantic Partners 79, L.P., shall have the right, but not the obligation (the “Call Option”), to purchase all of the shares of Holdings’ common stock and/or warrants held by Mr. Fernandes that are subject to the Fernandes Call Agreement and any such shares and/or warrants held by a transferee of Mr. Fernandes. The aggregate purchase price shall be equal to (a) if the Call Option includes the shares and the warrants, the sum of the (1) product of (A) the fair market value per share multiplied by (B) the number of shares being acquired plus (2) the warrant valuation or (b) if the Call Option includes only shares, the product of (1) the fair market value per share multiplied by (2) the number of shares being acquired.

Similarly, the FIRA provides, among other things, that Mr. Fernandes will be prohibited from selling, pledging, distributing or otherwise transferring any shares of Holdings’ common stock (except to lineal descendents and other specified permitted transferees) without Holdings’ consent. The FIRA also provides that if Mr. Fernandes’ employment with Holdings terminates for any reason or if Mr. Fernandes experiences personal insolvency or bankruptcy, Holdings or one of its subsidiaries (or, if Holdings forgoes this right, Parent LLC) may repurchase Mr. Fernandes’ shares of Holdings’ common stock for a period of three months after such event (depending on the circumstances), at a purchase price equal to the amount originally paid for such shares or the fair market value on the closing date of the repurchase, depending on the circumstances, subject to Holdings’ obligation to pay additional compensation to Mr. Fernandes under certain circumstances.

In connection with the Webloyalty Acquisition, Mr. Fernandes also received warrants to purchases shares of Holdings’ common stock that may be exercised, in whole or in part, at any time between January 14, 2011 and March 12, 2012 by surrendering such warrants and delivering the aggregate exercise price (based on a current exercise price per share of $8.15, $9.73 or $11.44, depending on which warrant Mr. Fernandes exercises) to Holdings.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the NYSE and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee and Nominating and Corporate Governance Committee. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee and nominating committee of such company be comprised solely of independent directors. At March 1, 2011, Apollo beneficially owns 69% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

For a discussion of the independence of members of our audit committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.”

Item 14.	Principal Accounting Fees and Services

The following table presents fees for audit and other services provided to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the years ended December 31, 2010 and 2009.

	For the Years Ended
	December 31, 2010	December 31, 2009
Audit Fees	$2,780,000	$2,570,000
Audit-Related Fees(1)	350,000	430,000
Tax Fees(2)	9,000	29,000
All Other Fees	—	—

Total Fees	$3,139,000	$3,029,000

(1)	Audit related services in 2010 and 2009 represent SAS 70 reports, services associated with senior note offerings and regulatory filings relating to the Company’s international acquisitions.

(2)	Tax services for 2010 and 2009 related primarily to advisory services in connection with VAT taxes and preparation of certain foreign tax returns.

All of Deloitte & Touche LLP’s fees for 2010 and 2009 were pre-approved by our audit committee. The audit committee reviewed the 2010 and 2009 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. The audit committee’s policy is to pre-approve all services by the Company’s independent accountants. The audit committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by Deloitte & Touche to the Company. The policy (a) identifies the guiding principles that must be considered by the audit committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Deloitte & Touche must be pre-approved by the audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group, Inc., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Changes in Deficit for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference:

Exhibit No.	Description

2.1	Purchase Agreement, dated as of July 26, 2005, by and among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.), as amended by Amendment No. 1 thereto, dated as of October 17, 2005, among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.) (incorporated by reference to Exhibit No. 2.1 to Registration Statement on Form S-4, filed with the SEC on May 8, 2006, File No. 333-133895).

2.2	Membership Interests Purchase Agreement, dated as of May 19, 2010, by and between Affinion Loyalty Acquisition, LLC, Affinion Group, Inc., Travel Leaders Group, L.L.C., Tag Investment Holdings, L.L.C., One Equity Partners III, L.P., OEP III Co-Investors, L.P., OEP II Partners Co-Invest, L.P. and One Equity Partners III, L.P., as representative acting on behalf of Sellers (as defined therein) (incorporated by reference to Exhibit No. 2.1 to Current Report on Form 8-K filed with the SEC on July 8, 2010, File No. 333-133895).

2.3	Agreement and Plan of Merger, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group, Inc., Parker Holdings, LLC, Parker Merger Sub, Inc. and Webloyalty Holdings, Inc. (incorporated by reference to Exhibit No. 2.1 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

3.1	Amended and Restated Certificate of Incorporation of Affinion Group, Inc. filed in the State of Delaware on September 27, 2005 (incorporated by reference to Exhibit No. 3.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

3.2	By-laws of Affinion Group, Inc. (incorporated by reference to Exhibit No. 3.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.1	Indenture, dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.2	Supplemental Indenture No. 1, dated as of October 4, 2007, among CCAA Corporation, a Delaware corporation and an indirect subsidiary of Affinion Group, Inc., Affinion Group, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.5 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

Exhibit No.	Description

4.3	Supplemental Indenture No. 2, dated as of January 24, 2008, among Watchguard Registration Services, Inc., an Indiana corporation, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.6 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

4.4	Supplemental Indenture No. 3, dated as of December 29, 2009, among Global Privacy Solutions, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 333-133895).

4.5	Supplemental Indenture No. 4, dated as of June 17, 2010, among Affinion Loyalty Acquisition, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.4 to Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 333-133895).

4.6	Supplemental Indenture No. 5, dated as of July 29, 2010, among Loyalty Travel Agency LLC, a Delaware limited liability company, Connexions Travel Solutions LLC, a Delaware limited liability company, International Travel Fulfillment LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2010, File No. 333-133895).

4.7*	Supplemental Indenture No. 6, dated as of February 14, 2011, among Webloyalty Holdings, Inc., a Delaware corporation, Webloyalty.com, Inc., a Delaware corporation, Lift Media, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015.

4.8*	Indenture, dated as of November 19, 2010 governing the 7.875 % Senior Notes due 2018, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee.

4.9*	Supplemental Indenture No. 1, dated as of February 14, 2011, among Webloyalty Holdings, Inc., a Delaware corporation, Webloyalty.com, Inc., a Delaware corporation, Lift Media, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2018.

4.10	Form of 11 1/2% Senior Subordinated Note due 2015 (incorporated by reference to Appendix A of Exhibit No. 4.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.11*	Form of 7.875 % Senior Note due 2018 (incorporated by reference to Exhibit No. 4.8 to this Annual Report).

4.12*	Registration Rights Agreement, dated as of November 19, 2010, among Affinion Group, Inc., the Guarantors (as defined therein), Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.1	Amended and Restated Senior Credit Facility, dated as of April 9, 2010, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, and Bank of America, N.A., as administrative agent and collateral agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, as syndication agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as documentation agents, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 12, 2010, File No. 333-133895).

10.2	Amended and Restated Guarantee and Collateral Agreement, dated and effective as of April 9, 2010, among Affinion Group, Inc., a Delaware corporation, each Subsidiary of the Affinion Group, Inc. identified as a party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit No. 10.2 to Current Report on Form 8-K filed with the SEC on April 12, 2010, File No. 333-133895).

10.3	Incremental Assumption Agreement, dated as of December 13, 2010, among Affinion Group, Inc., a Delaware corporation, Affinion Group Holdings, Inc., a Delaware corporation, certain subsidiaries of Affinion Group, Inc., Bank of America, N.A., as incremental revolving facility lender, Deutsche Bank AG New York Branch, as incremental revolving facility lender, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit No. 10.1 to Current Report on Form 8-K filed with the SEC on December 17, 2010, File No. 333-133895).

Exhibit No.	Description

10.4*	Second Incremental Assumption Agreement, dated as of February 11, 2011, among Affinion Group, Inc., a Delaware corporation, Affinion Group Holdings, Inc., a Delaware corporation, certain subsidiaries of Affinion Group, Inc., Bank of America N.A., as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, UBS Securities LLC and Morgan Joseph Triartisan Finance LLC, as joint book runners, and the other financial institutions thereto, as incremental term lenders.

10.5	Management Investor Rights Agreement, dated as of October 17, 2005 among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group Holdings, LLC, a Delaware limited liability company, and the holders that are parties thereto (incorporated by reference to Exhibit No. 10.4 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.6	Amendment to Management Investor Rights Agreement, dated as of April 30, 2010, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group Holdings, LLC, a Delaware limited liability company, and the holders that are parties thereto (incorporated by reference to Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 333-133895).

10.7	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit No. 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 333-133895).

10.8	Amended and Restated Consulting Agreement, dated as of January 14, 2011, between Affinion Group, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.9	Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated as of October 17, 2005 (incorporated by reference to Exhibit No. 10.6 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.10	First Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated December 4, 2006 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.11	Second Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 333-133895).

10.12	Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.6 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.13	Form of Nonqualified Stock Option Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.7 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.14	Restricted Stock Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.7 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.15	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.8 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.16	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Optionee (with Optionee signatories being Rooney and Siegel, among others) (incorporated by reference to Exhibit No. 10.9 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.17	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Investor (with Investor signatories being Rooney and Siegel, among others) (incorporated by reference to Exhibit No. 10.15 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.18	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.16 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.19	Supplemental Bonus Letter by and between Officer and Cendant Marketing Services Division dated September 28, 2005 (assumed by Affinion Group, Inc.) (with Officer signatories being Lipman, Rooney and Siegel, among others) (incorporated by reference to Exhibit No. 10.18 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

Exhibit No.	Description

10.20	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group, Inc., and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.21	Employment Agreement, dated as of November 9, 2007, among Affinion Group, LLC, Affinion Group, Inc. and Robert Rooney (incorporated by reference to Exhibit No. 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.22*	Amendment to Employment Agreement, dated as of January 13, 2010, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert Rooney.

10.23	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit No. 10.5 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.24*	Employment Agreement, dated as of January 15, 2010, by and among Affinion Group Holdings, Inc, Affinion Group, Inc. and Steven Upshaw.

10.25	Patent License Agreement, dated as of October 17, 2005, between CD Intellectual Property Holdings, LLC, a Delaware corporation and Trilegiant Loyalty Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.23 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.26	Amended and Restated Deferred Compensation Plan, dated as of November 20, 2008, of Affinion Group, Inc. (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2009, File No. 333-133895).

10.27*	Employment Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Richard Fernandes.

10.28	Call Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., General Atlantic 79, L.P., Affinion Group Holdings, LLC and Richard Fernandes and Fernandes Family Trust A Dated June 25, 1999 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.29	Fernandes Investor Rights Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group Holdings, LLC and Richard Fernandes (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.30	Form of Warrant to Purchase Shares of Common Stock, par value $0.01 per share, of Affinion Group Holdings, Inc. issued to Richard Fernandes (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.31*	Employment Agreement, dated as of December 1, 2010, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Lloyd M. Wirshba.

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Affinion Group, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32*	Certification pursuant to 18 USC Section 1350.

*	Filed herewith.

GLOSSARY

AD&D

Accidental death and dismemberment insurance.

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

DMA

Direct Marketing Association

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

AFFINION GROUP, INC.

Date:	March 3, 2011	By:	/s/ Nathaniel J. Lipman
Nathaniel J. Lipman Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Affinion Group, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathaniel J. Lipman Nathaniel J. Lipman	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011

/s/ Todd H. Siegel Todd H. Siegel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2011

/s/ Brian J. Dick Brian J. Dick	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2011

/s/ Marc E. Becker Marc E. Becker	Director	March 3, 2011

/s/ Stan Parker Stan Parker	Director	March 3, 2011

/s/ Eric L. Press Eric L. Press	Director	March 3, 2011

/s/ Matthew H. Nord Matthew H. Nord	Director	March 3, 2011

/s/ Richard J. Srednicki Richard J. Srednicki	Director	March 3, 2011

/s/ Jonathan E. Ellenthal Jonathan E. Ellenthal	Director	March 3, 2011

/s/ Richard J. Fernandes Richard J. Fernandes	Director	March 3, 2011

/s/ Anton J. Levy Anton J. Levy	Director	March 3, 2011

/s/ Scott D. Miller Scott D. Miller	Director	March 3, 2011

/s/ Alfred F. Kelly Alfred F. Kelly	Director	March 3, 2011

AFFINION GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group, Inc.:

We have audited the accompanying consolidated balance sheets of Affinion Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in deficit and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Stamford, CT March 3, 2011

AFFINION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$121.1	$69.8
Restricted cash	35.3	35.0
Receivables (net of allowance for doubtful accounts of $1.2 and $0.4, respectively)	119.3	112.2
Receivables from related parties	6.1	10.9
Profit-sharing receivables from insurance carriers	75.0	71.8
Prepaid commissions	58.0	64.7
Income taxes receivable	2.8	2.2
Other current assets	65.9	53.1

Total current assets	483.5	419.7
Property and equipment, net	113.4	98.9
Contract rights and list fees, net	25.9	34.3
Goodwill	402.7	318.8
Other intangibles, net	410.6	474.4
Receivables from related parties	—	3.5
Other non-current assets	79.1	119.8

Total assets	$1,515.2	$1,469.4

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$9.1	$20.2
Accounts payable and accrued expenses	367.3	281.4
Payables to related parties	17.3	14.7
Deferred revenue	163.9	199.1
Income taxes payable	2.8	6.6

Total current liabilities	560.4	522.0
Long-term debt	1,685.2	1,423.2
Deferred income taxes	54.2	34.6
Deferred revenue	21.0	30.5
Other long-term liabilities	59.3	65.9

Total liabilities	2,380.1	2,076.2

Commitments and contingencies (Note 11)
Deficit:
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	172.1	285.5
Accumulated deficit	(1,047.8)	(905.2)
Accumulated other comprehensive income	9.5	11.7

Total Affinion Group, Inc. deficit	(866.2)	(608.0)
Non-controlling interest in subsidiary	1.3	1.2

Total deficit	(864.9)	(606.8)

Total liabilities and deficit	$1,515.2	$1,469.4

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended December 31,
	2010	2009	2008
Net revenues	$1,376.3	$1,376.9	$1,409.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	583.3	618.2	646.9
Operating costs	375.8	356.4	360.0
General and administrative	157.6	105.1	98.4
Facility exit costs	8.0	—	—
Depreciation and amortization	195.2	201.0	260.2

Total expenses	1,319.9	1,280.7	1,365.5

Income from operations	56.4	96.2	44.4
Interest income	11.6	8.1	1.7
Interest expense	(158.0)	(129.7)	(142.9)
Loss on extinguishment of debt	(37.0)	—	—
Other income (expense), net	(1.8)	(12.0)	16.3

Loss before income taxes and non-controlling interest	(128.8)	(37.4)	(80.5)
Income tax expense	(12.8)	(11.7)	(7.5)

Net loss	(141.6)	(49.1)	(88.0)
Less: net income attributable to non-controlling interest	(1.0)	(0.9)	(0.7)

Net loss attributable to Affinion Group, Inc.	$(142.6)	$(50.0)	$(88.7)

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(in millions)

	Affinion Group, Inc. Equity			Non-Controlling Interest	Total Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)

Balance, January 1, 2008	$348.7	$(766.5)	$12.3	$0.6	$(404.9)
Comprehensive loss
Net loss		(88.7)		0.7	(88.0)
Currency translation adjustment			(16.0)	(0.2)	(16.2)

Total comprehensive loss					(104.2)
Dividend paid to non-controlling interest				(0.4)	(0.4)
Return of capital	(37.0)				(37.0)

Balance, December 31, 2008	311.7	(855.2)	(3.7)	0.7	(546.5)
Comprehensive loss
Net loss		(50.0)		0.9	(49.1)
Currency translation adjustment			15.4	0.3	15.7

Total comprehensive loss					(33.4)
Dividend paid to non-controlling interest				(0.7)	(0.7)
Return of capital	(26.2)				(26.2)

Balance, December 31, 2009	285.5	(905.2)	11.7	1.2	(606.8)
Comprehensive loss
Net loss		(142.6)		1.0	(141.6)
Currency translation adjustment			(2.2)	0.1	(2.1)

Total comprehensive loss					(143.7)
Dividend paid to non-controlling interest				(1.0)	(1.0)
Repurchase of employee equity award in subsidiary	(4.8)				(4.8)
Return of capital	(119.8)				(119.8)
Capital contribution	11.2				11.2

Balance, December 31, 2010	$172.1	$(1,047.8)	$9.5	$1.3	$(864.9)

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net loss	$(141.6)	$(49.1)	$(88.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	195.2	201.0	260.2
Amortization of favorable and unfavorable contracts, net	(2.2)	(2.2)	(3.0)
Amortization of debt discount and financing costs	10.6	8.2	5.9
Unrealized loss (gain) on interest rate swaps	2.9	(0.9)	15.9
Unrealized foreign currency transaction loss (gain)	1.9	13.6	(16.5)
Loss on extinguishment of debt	37.0	—	—
Facility exit costs	8.0	—	—
Share-based compensation	11.1	5.0	3.1
Interest accretion on held-to-maturity debt securities	(6.0)	(4.3)	—
Deferred income taxes	7.0	4.5	1.5
Payment received for assumption of loyalty points program liability	6.5	6.7	7.4
Net change in assets and liabilities:
Restricted cash	(2.2)	1.4	0.9
Receivables	13.7	(28.8)	(8.3)
Receivables from and payables to related parties	(10.5)	(1.0)	(1.7)
Profit-sharing receivables from insurance carriers	(3.4)	26.7	(39.5)
Prepaid commissions	6.4	(1.9)	4.6
Other current assets	(12.6)	(8.5)	(6.1)
Contract rights and list fees	(2.2)	(1.9)	(5.1)
Other non-current assets	4.6	(17.9)	(2.4)
Accounts payable and accrued expenses	47.4	(3.5)	4.7
Deferred revenue	(43.5)	(40.8)	(23.8)
Income taxes receivable and payable	(5.1)	0.9	(3.3)
Other long-term liabilities	(5.6)	(4.6)	(2.1)
Other, net	4.4	0.2	(1.3)

Net cash provided by operating activities	121.8	102.8	103.1

Investing Activities
Capital expenditures	(39.9)	(39.9)	(36.7)
Acquisition-related payments, net of cash acquired	(171.8)	(22.5)	(13.7)
Redemption (purchase) of held-to-maturity debt securities of Affinion Group Holdings, Inc	78.9	(49.2)	—
Restricted cash	1.5	0.1	(8.7)

Net cash used in investing activities	(131.3)	(111.5)	(59.1)

Financing Activities
Proceeds from issuance of term loan	875.0	—	—
Proceeds from issuance of senior notes	471.5	136.5	—
Financing costs	(35.5)	(4.5)	—
Borrowings (repayments) under line-of-credit agreement, net	—	(57.0)	18.5
Repayment of term loans	(655.3)	—	—
Redemption of senior notes	(467.6)	—	—
Principal payments on borrowings	(0.3)	(6.7)	(0.3)
Return of capital to parent company	(119.8)	(26.2)	(37.0)
Repurchase of employee equity award of a subsidiary	(3.6)	—	—
Distribution to non-controlling interest of a subsidiary	(1.0)	(0.7)	(0.4)

Net cash provided by (used in) financing activities	63.4	41.4	(19.2)

Effect of changes in exchange rates on cash and cash equivalents	(2.6)	0.8	(2.7)

Net increase in cash and cash equivalents	51.3	33.5	22.1
Cash and cash equivalents, beginning of year	69.8	36.3	14.2

Cash and Cash Equivalents, End of Year	$121.1	$69.8	$36.3

Supplemental Disclosure of Cash Flow Information:
Interest payments	$137.6	$118.7	$116.5
Income tax payments	$9.3	$5.6	$7.2

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation— On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), a wholly-owned subsidiary of Affinion Group Holdings, Inc. (“Affinion Holdings”) and an affiliate of Apollo Global Management, LLC (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125.0 million face value of preferred stock (fair value at issuance of $80.4 million) of Affinion Holdings issued at closing and a warrant (fair value at issuance of $16.7 million) that is exercisable into 4,437,170 shares of common stock of Affinion Holdings, and $38.1 million of transaction-related costs.

All references to Cendant refer to Cendant Corporation, which changed its name to Avis Budget Group in August 2006, and its consolidated subsidiaries, specifically in the context of its business and operations prior to, and in connection with, the Company’s separation from Cendant.

Business Description— The Company provides comprehensive customer engagement and loyalty solutions that enhance or extend the relationship of millions of consumers with many of the largest companies in the world. The Company partners with these companies to develop and market programs that provide services to their end-customers using its expertise in customer engagement, creative design and product development.

The Company has substantial expertise in deploying various forms of customer engagement communications, such as direct mail, inbound and outbound telephony and the Internet, and in bundling unique benefits to offer products and services to the customers of its marketing partners on a highly targeted basis. The Company designs programs that provide a diversity of benefits based on end-customer needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer savings on purchases. For instance, the Company provides credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services and other products and services.

Affinion North America. Affinion North America is comprised of the Company’s Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

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

•

Loyalty Products. The Company designs, implements and administers points-based loyalty programs for financial, travel, auto and other companies. The Company also provides enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, the Company provides and manages travel reward products for loyalty programs.

Affinion International. Affinion International is comprised of the Company’s Membership, Package and Loyalty customer engagement businesses outside North America. The Company expects to leverage its current international operational platform to expand its range of products and services, develop new marketing partner relationships in various industries and grow its geographical footprint.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights and commercial business relationships. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities were not significant as of December 31, 2010 and 2009. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

Share-Based Compensation

For all stock-based awards issued by Affinion Holdings to employees of the Company that are accounted for as equity awards, the Company recognizes compensation expense, net of estimated forfeitures based on estimated fair values on the date of grant. For all stock-based awards issued by Affinion Holdings to employees of the Company that are accounted for as liability awards, the Company recognizes compensation expense, net of foreitures, based on estimated fair value at each reporting date. Compensation expense is recognized ratably over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The requisite service period is generally the vesting period. Stock compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations, with an offsetting liability to Affinion Holdings.

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

Insurance — Commission revenue is recognized based on premiums earned by the insurance carriers that issue the policies. Premiums are typically paid either monthly or quarterly and revenue is recognized ratably over the underlying policy coverage period. There are also revenue and profit-sharing arrangements with the insurance carriers which issue the underlying insurance policies. Commission revenue from insurance programs is reported net of insurance costs. Insurance costs totaled approximately $159.1 million in 2010, $180.5 million in 2009 and $153.0 million in 2008. Under a typical arrangement, commission revenue of approximately 60% of the gross premiums collected on behalf of the insurance carrier is initially retained and approximately 40% of gross premiums is remitted to the insurance carrier. No less frequently than annually, a profit-sharing settlement analysis is prepared which is based on the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. An accrual is made monthly for the expected share of this excess or shortfall based on the claims experience to date, including an estimate for claims incurred but not reported. The profit share excess is reflected in profit-sharing receivables from insurance carriers on the accompanying consolidated balance sheets. Historically, the claims experience has not resulted in a shortfall.

Package — One-time fees from marketing partners are earned upon the implementation of a package program and monthly fees are earned based on the number of customers enrolled in such program. Typically, a one-time implementation fee to design a package program for a marketing partner is charged and is recognized as revenue over the applicable expected life of the customer relationship. Following program design, the marketing partner may also pay a one-time fee for each new member to cover initial enrollment costs. The one-time fee for enrollment is recognized as revenue over the contract term and the associated enrollment costs are expensed as incurred. The marketing partner collects revenue each month from its customers and pays a per subscriber monthly fee for the benefits and services. These monthly fees are recognized as revenue as the fees are earned. Strategic consultation, pricing and profitability consultation, competitive analysis and implementation assistance are provided and revenue is recorded at the time the services are performed.

Loyalty — Loyalty Solutions programs generate revenue from four primary product lines: loyalty, travel reservation service fees, protection and convenience. Generally, loyalty revenue consists of an implementation fee on initial program set-up that is recognized over the expected life of the customer relationship, with cash received upon completion of agreed-upon milestones, a monthly per member administrative fee and redemption fees that are recognized as earned. Loyalty redemption revenue is reported net of the pass through of fulfillment costs. Travel reservation service fee income is generally recognized when the traveler’s reservation or booking is made and secured by the use of points or credit card, net of estimated cancellations and “no-shows”. Protection and convenience programs are sold to marketing partners on a wholesale basis; the partner generally provides the enhancements (e.g. credit card enhancements) to their customers and a monthly fee is received from the marketing partner based on the number of marketing partner customers who have access to the enhancement program. Marketing partners also purchase incentives (such as gift cards) and revenue is recognized upon the delivery of the incentives to the marketing partner.

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

Marketing Expense

Membership — Marketing expense to acquire new members is recognized when incurred, which is generally prior to both the commencement of the trial period and recognition of revenue for membership programs.

Insurance — Marketing expense to acquire new insurance business is recognized by the Company when incurred. Payments are made to marketing partners or third parties associated with acquiring rights to their existing block of insurance customers (contract rights) and for the renewal of existing contracts that provide the Company primarily with the right to retain billing rights for renewal of existing customers’ insurance policies and the ability to perform future marketing (list fees). These payments are deferred on the accompanying consolidated balance sheets, with contract rights amortized to amortization expense and list fees amortized to marketing expense over the initial and renewal term of the contract, as applicable, using an accelerated method of amortization for contractual terms longer than five years and the straight line method of amortization for contractual terms of five years or less. Contract rights are considered acquisitions of intangible assets and therefore the related amortization is recorded as amortization expense. List fees primarily grant the rights to perform future marketing and therefore the related amortization is charged to marketing expense. The amortization methods employed generally approximate the expected pattern of net insurance revenue earned over the applicable contractual terms.

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

Commission Expense

Membership — Membership commissions represent payments to marketing partners, generally based on a percentage of revenue from the marketing of programs to such marketing partners’ customers. Commissions are generally paid for each initial and renewal membership following the collection of membership fees from the customer. Commission costs are deferred on the accompanying consolidated balances sheets as prepaid commissions and are recognized as expense over the applicable membership period in the same manner as the related retail membership revenue is recognized.

Insurance — Insurance administrative fees represent payments made to bank marketing partners, generally based on a fee per insured or a percentage of the revenue earned from the marketing of insurance programs to such marketing partners’ customers. Administrative fees are paid for new and renewal insurance premiums received. Additionally, for certain channels and clients, commissions are paid to brokers. Administrative fees are included within commission expense on the accompanying consolidated statements of operations and are recognized ratably over the underlying insurance policy coverage period.

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

Income Taxes

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2010 and 2009, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2010 and 2009.

The tax effects of an uncertain tax position (“UTP”) taken or expected to be taken in income tax returns are recognized only if it is “more likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes estimated accrued interest and penalties related to UTPs in income tax expense.

The Company recognizes the benefit of a UTP in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.

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

The Company uses derivative financial instruments, primarily interest rate swaps, to manage its interest rate risk. The Company’s interest rate swaps are recorded at fair value on the consolidated balance sheets. The swaps are not designated as hedging instruments and therefore changes in their fair value are recognized currently in earnings. The Company does not use derivative instruments for speculative purposes.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements and computer equipment acquired under capital leases is determined using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. Useful lives are from 5 to 15 years for leasehold improvements, from 3 to 10 years for capitalized software, from 3 to 5 years for computer equipment and from 3 to 7 years for furniture, fixtures and equipment.

Internally-Developed Software

The Company capitalizes the costs of acquiring, developing and testing software to meet the Company’s internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (1) external direct cost of materials and services consumed in developing or obtaining internal-use software, and (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of assets acquired and liabilities assumed. Goodwill has been assigned to the Company’s reporting units and is tested for impairment at least annually based on financial data relating to the reporting unit to which it has been assigned. The Company evaluates the recoverability of the carrying value of each reporting unit’s goodwill as of December 1, or whenever events or circumstances indicate that an impairment may have occurred. Goodwill is tested for impairment by comparing the carrying value of each reporting unit to its fair value. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporating assumptions that it believes marketplace participants would utilize. If the carrying amount of the reporting unit is greater than its fair value, a comparison of the reporting unit’s implied goodwill is compared to the carrying amount of the goodwill to determine the amount of the impairment, if any. Any impairment is recognized in earnings in the period in which the impairment is determined.

Indefinite-lived intangible assets, if any, are tested for impairment annually, or sooner if events occur or circumstances change. An indefinite-lived intangible asset is tested for impairment by comparing its fair value to its carrying amount and, if the carrying amount is greater than the fair value, recognizing an impairment loss for the excess.

The Company’s intangible assets as of December 31, 2010 and 2009 consist primarily of intangible assets with finite useful lives acquired by the Company in the Apollo Transactions and were initially recorded at their respective estimated fair values. Finite-lived intangible assets are amortized as follows:

Intangible Asset	Amortization Method	Estimated Useful Lives
Member relationships	Declining balance	7 years
Affinity relationships	Declining balance, straight line	7 – 15 years
Proprietary databases and systems	Straight line	3 years
Trademarks and tradenames	Straight line	15 years
Patents and technology	Declining balance	12 years
Covenants not-to-compete	Straight line	Contract life

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of its long-lived assets when events and circumstances indicate that the carrying value of an asset may not be recoverable. For long-lived assets held and used by the Company, an impairment loss is recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an asset is determined to be impaired, the loss is measured based on the difference between the fair value of the long-lived asset and its carrying amount.

Self-Insurance Reserves

At December 31, 2010 and 2009, included in accounts payable and accrued expenses on the consolidated balance sheets are liabilities of $2.4 million and $2.2 million, respectively, primarily related to health and welfare programs provided to employees in North America. Such compensation programs are self-insured. The required liability of such benefits is estimated based on actual claims outstanding and the estimated costs of claims incurred but not reported as of the balance sheet date.

Foreign Currency Translation

Assets and liabilities of foreign operations whose functional currency is the local currency are translated at exchange rates as of the balance sheet dates. Revenues and expenses of such local functional currency foreign operations are translated at average exchange rates during the periods presented. Translation adjustments resulting from the process of translating the functional currency foreign operation financial statements into U.S. dollars are included in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations. Foreign local currency gains and losses relating to non-operational transactions are included in other income (expense), net. Foreign currency gains and losses relating to operations are included in general and administrative expense.

Contingencies

Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The Company accrues for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accounting for profit-sharing receivables from insurance carriers, accruals and income tax valuation allowances, the estimated fair value of stock-based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments.

Concentration of Risk

The Company generally derives a substantial portion of its net revenues from members and customers of 10 of the Company’s marketing partners. For the years ended December 31, 2010, 2009 and 2008, the Company derived approximately 49%, 48% and 52%, respectively, of its net revenues from members and end-customers through marketing and servicing agreements with these 10 marketing partners. The Company’s largest marketing partner accounted for 11.4% of consolidated net revenue for the year ended December 31, 2010. There were no marketing partners that individually accounted for more than 10% of consolidated net revenues for the year ended December 31, 2009. The Company’s largest marketing partner accounted for 10.4% of consolidated net revenues for the year ended December 31, 2008. Many of these key marketing partner relationships are governed by agreements that may be terminated without cause by the marketing partners upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s marketing partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the marketing partners may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key marketing partners, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

As of December 31, 2010 and 2009, approximately $73.7 million and $68.6 million of the profit-sharing receivables from insurance carriers were due from one insurance carrier.

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Balance at beginning of period	$0.4	$0.8
Provision charged to expense, net of recoveries	0.8	(0.3)
Write-offs	—	(0.1)

Balance at end of period	$1.2	$0.4

Supplemental Disclosure of Cash Flow Information

As a result of Affinion Holdings’ election to pay interest on its outstanding debt by increasing the face amount of the debt, during 2010 the Company increased the carrying amount of its held-to-maturity debt securities issued by Affinion Holdings by $6.1 million. During 2010, Affinion Holdings redeemed its debt securities and the Company received proceeds of $78.9 million. The excess of the proceeds in the amount of $11.2 million over the Company’s carrying amount at the date of redemption of $67.7 million was treated as a capital contribution for accounting purposes. In addition, during 2010 the Company entered into a capital lease, acquiring property and equipment with a fair value of $0.5 million and entered into an operating lease, acquiring property and equipment with a fair value of $3.5 million. At December 31, 2010, the Company had accruals for the acquisition of property and equipment and the repurchase of an employee equity award of a subsidiary of $3.2 million and $3.5 million respectively.

As a result of Affinion Holdings’ election to pay interest on its outstanding debt by increasing the face amount of the debt, during 2009, the Company increased the carrying amount of its held-to-maturity debt securities issued by Affinion Holdings by $1.3 million. In addition, during 2009 the Company entered into a capital lease, acquiring property and equipment with a fair value of $0.7 million. At December 31, 2009, the Company had accruals for the acquisition of property and equipment and deferred financing costs of $0.5 million and $0.2 million, respectively.

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

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers. In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 1 and Level 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the new annual and interim guidance related to Level 3 fair value measurements is effective for the Company as of January 1, 2011. Effective January 1, 2010, the Company adopted the new guidance related to Level 1 and Level 2 fair value measurements. The Company’s adoption of the new guidance had no impact on its consolidated financial position, results of operations and cash flows. The Company does not expect the adoption of the new guidance related to Level 3 fair value measurements to have a material impact on its consolidated financial position, results of operations and cash flows.

3. ACQUISITIONS

On January 4, 2010, the Company acquired credit card registration membership contracts from a U.S.-based financial institution for approximately $37.1 million. The purchase price has been allocated to member relationships, since there were no other assets acquired or liabilities assumed.

On July 1, 2010, the Company acquired 100% of Loyalty Travel Agency, L.L.C. and Connexions Loyalty Travel Solutions, L.L.C. (collectively “Connexions”), providers of loyalty rewards travel solutions in North America, pursuant to the membership interests purchase agreement dated as of May 19, 2010, for $135.0 million, less a working capital adjustment of $0.8 million. The Company incurred transaction costs of $2.0 million, which are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2010. Connexions is engaged in the business of providing loyalty rewards travel solutions in North America. Through the acquisition of Connexions and its innovative travel platform, the Company expects to advance its loyalty and travel product offerings with additional functionality and enhance its established relationships with leading companies that employ points and travel as rewards for customer loyalty. The Company believes the enhanced travel offering will benefit its partners through fully customized feature sets offering a vast array of configurations. Additionally, the integrated technology platform will extend the Company’s ability to incorporate emerging marketplace trends within its travel offering, as well as provide dynamic promotion to increase travel value to clients. These anticipated benefits resulted in goodwill with respect to the Connexions acquisition of $82.2 million, all of which has been allocated to the Loyalty products segment. Approximately 46%, or $38.0 million, of the goodwill is expected to be deductible for income tax purposes.

The purchase price of $134.2 million was allocated to the acquired assets and assumed liabilities as follows (in millions):

Cash	$3.8
Accounts receivable	24.5
Other current assets	1.2
Property and equipment	4.7
Intangible assets	53.0
Goodwill	82.2
Accounts payable and accrued liabilities	(34.6)
Deferred income tax	(0.4)
Other long-term liabilities	(0.2)

Consideration transferred	$134.2

The intangible assets acquired are principally affinity relationships ($46.0 million) and patents and technology ($5.0 million), which are expected to be amortized on a straight-line basis over weighted average useful lives of fourteen years and five years, respectively.

Revenue and income from operations included in the Company’s consolidated statement of operations for the year ended December 31, 2010 are $21.5 million and $0.9 million, respectively. The pro forma revenue and loss before income taxes and non-controlling interest of the Company assuming the acquisition had occurred on January 1, 2009 would have been $1,401.0 million and $132.3 million, respectively, for the year ended December 31, 2010 and $1,427.1 million and $52.4 million, respectively, for the year ended December 31, 2009. The pro forma results are intended for informational purposes and are not necessarily indicative of the results of operations that would have occurred had the Connexions acquisition been in effect at the beginning of the periods presented, or of future results of the combined operations.

On December 11, 2009, the Company entered into a Share Purchase Agreement (SPA) to acquire substantially all of the outstanding equity of Mercato Impresa S.p.A. (Mercato), a marketing services and procurement services provider primarily for a leading Italian financial institution. The consideration of EUR 18.8 million, or approximately $28.2 million, was allocated among the acquired assets and assumed liabilities, principally between affinity relationships of $20.2 million, cash and cash equivalents of $10.4 million, net deferred income tax liabilities of $6.3 million, trade receivables of $3.5 million, trade payables of $3.5 million and income taxes payable of $2.6 million, based on their respective fair values as of the acquisition date. The purchase price was in excess of the fair value of the net assets acquired, resulting in the recognition of goodwill of $6.6 million. The affinity relationships are being amortized on an accelerated basis over a weighted average useful life of seven years. The post-acquisition operating results of Mercato included in the Company’s consolidated statement of operations for the year ended December 31, 2009 were insignificant. Transaction costs of $0.6 million were included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2009. There were no other significant acquisitions in 2009.

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

On December 11, 2008, the Company acquired the outstanding equity of Loyaltybuild Limited (“Loyaltybuild”), a loyalty program benefit provider and accommodation reservation booking business. The purchase price consisted of an initial payment at closing of $16.1 million, with additional payments up to a maximum of EUR 16.0 million, or approximately $22.6 million, based on 2009 and 2010 earnings. The initial purchase price (including transaction costs of $0.4 million), net of acquired cash and cash equivalents of $3.8 million, was allocated among the acquired assets and assumed liabilities, principally between affinity relationships of $8.3 million, proprietary databases and systems of $1.7 million, property and equipment of $1.6 million, other current assets of $0.6 million, covenants not to compete of $0.2 million, accounts payable and accrued expenses of $2.9 million, a deferred tax liability of $1.3 million, based on their respective fair values as of the acquisition date. The purchase price net of acquired cash and cash equivalents was in excess of the fair value of the net assets acquired, resulting in the recognition of goodwill of $4.4 million. In 2009 and 2010, the goodwill was increased by $2.2 million and $3.4 million respectively, as a result of an earnout provision based on post-acquisition operating results. The affinity relationships are being amortized on an accelerated basis over 10 years, and proprietary databases and systems and covenants not to compete are being amortized on a straight line basis over 5 years and 2 years, respectively. The post-acquisition operating results of Loyaltybuild included in the Company’s consolidated statement of operations for the year ended December 31, 2008 were insignificant.

4. INTANGIBLE ASSETS

Intangible assets consisted of:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Member relationships	$846.0	$(700.5)	$145.5	$809.1	$(607.4)	$201.7
Affinity relationships	643.0	(411.1)	231.9	603.4	(362.7)	240.7
Proprietary databases and systems	55.8	(54.8)	1.0	56.0	(54.3)	1.7
Trademarks and tradenames	26.9	(9.4)	17.5	26.1	(7.6)	18.5
Patents and technology	30.0	(16.6)	13.4	25.0	(13.9)	11.1
Covenants not to compete	2.1	(0.8)	1.3	1.2	(0.5)	0.7

	$1,603.8	$(1,193.2)	$410.6	$1,520.8	$(1,046.4)	$474.4

In connection with the July 1, 2010 acquisition of Connexions (see Note 3 – Acquisitions), the Company acquired intangible assets valued at approximately $53.0 million. These intangible assets consisted primarily of affinity relationships valued at $46.0 million and patents and technology valued at $5.0 million. In addition, the Company acquired member relationships valued at $37.1 million in connection with its January 4, 2010 acquisition of credit card registration membership contracts. During 2010 and 2009, foreign currency translation resulted in a decrease of $7.0 million and an increase of $5.3 million, respectively, in the gross carrying amount of intangible assets and a decrease of $2.8 million and an increase of $4.2 million, respectively, in accumulated amortization.

Amortization expense relating to intangible assets was as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Member relationships	$93.3	$97.1	$123.1
Affinity relationships	50.9	53.1	64.5
Proprietary databases and systems	0.6	1.1	14.5
Trademarks and tradenames	1.8	1.7	2.2
Patents and technology	2.7	2.3	2.4
Covenants not to compete	0.4	0.3	0.2

Total	$149.7	$155.6	$206.9

Based on the Company’s amortizable intangible assets as of December 31, 2010, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $129.5 million in 2011, $104.3 million in 2012, $55.7 million in 2013, $50.8 million in 2014 and $36.0 million in 2015.

At January 1, 2009, December 31, 2009 and December 31, 2010, the Company had gross goodwill of $323.0 million, $334.3 million and $418.2 million, respectively, and accumulated impairment losses of $15.5 million as of each date. The impairment loss was recognized in 2006 and represented all of the goodwill ascribed to the Loyalty products segment in connection with the Apollo Transactions. The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	Balance at January 1, 2009	Acquisition	Currency Translation	Balance at December 31, 2009	Acquisition	Currency Translation	Balance at December 31, 2010
Membership products	$231.1	$—	$—	$231.1	$—	$—	$231.1
Insurance and package products	58.3	—	—	58.3	—	—	58.3
Loyalty products	—	—	—	—	82.2	—	82.2
International products	18.1	8.8	2.5	29.4	3.4	(1.7)	31.1

Total	$307.5	$8.8	$2.5	$318.8	$85.6	$(1.7)	$402.7

The change in goodwill of Loyalty products in 2010 is attributable to the July 1, 2010 acquisition of Connexions (see Note 3 – Acquisitions). Substantially all of the change in goodwill of International products in 2010 is attributable to the December 11, 2008 acquisition of Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business, based on the earn-out component of the purchase price (see Note 3 – Acquisitions). The acquisition-related change in goodwill of International products in 2009 is principally attributable to the acquisition of Mercato Impresa S.p.A., a marketing services and procurement services provider primarily for a leading Italian financial institution (see Note 3 – Acquisitions).

5. CONTRACT RIGHTS AND LIST FEES

Contract rights and list fees consisted of:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$60.4	$(52.2)	$8.2	$61.4	$(42.6)	$18.8
List fees	31.1	(13.4)	17.7	24.5	(9.0)	15.5

	$91.5	$(65.6)	$25.9	$85.9	$(51.6)	$34.3

Amortization expense for the year ended December 31, 2010 was $14.4 million, of which $4.3 million is included in marketing expense and $10.1 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2010. Amortization expense for the year ended December 31, 2009 was $15.7 million, of which $3.6 million is included in marketing expense and $12.1 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2009. Amortization expense for the year ended December 31, 2008 was $19.8 million, of which $2.6 million is included in marketing expense and $17.2 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2008. Based on the Company’s contract rights and list fees as of December 31, 2010, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $11.1 million in 2011, $3.8 million in 2012, $3.3 million in 2013, $2.5 million in 2014 and $2.0 million in 2015.

6. OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2010	2009
Prepaid membership materials	$28.6	$14.9
Prepaid insurance costs	4.5	4.7
Other receivables	7.8	5.1
Prepaid merchant fees	1.2	1.9
Prepaid marketing costs	5.0	3.7
Other	18.8	22.8

Total	$65.9	$53.1

Prepaid marketing costs for December 31, 2009 have been reclassified from Other to be consistent with the 2010 presentation.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2010	2009
Leasehold improvements	$16.6	$14.5
Capitalized software	166.3	140.1
Computer equipment ($2.3 million and $2.4 million in 2010 and 2009, respectively, under capital leases)	80.0	68.4
Furniture, fixtures and equipment	16.6	10.7
Projects in progress	20.0	18.0

	299.5	251.7
Less: Accumulated depreciation and amortization	(186.1)	(152.8)

Total	$113.4	$98.9

Depreciation and amortization expense on property and equipment, including assets acquired under capital leases, totaled $35.4 million, $33.3 million and $36.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2010	2009
Accounts payable	$100.7	$85.5
Accrued commissions	22.8	24.3
Accrued payroll and related costs	36.8	24.9
Accrued product costs	49.3	34.3
Accrued marketing costs	18.3	19.8
Accrued interest	23.6	18.5
Accrued taxes, other than income taxes	32.9	29.7
Accrued legal and professional fees and loss contingency accruals	23.4	5.5
Other	59.5	38.9

Total	$367.3	$281.4

9. LONG-TERM DEBT

Long-term debt consisted of:

	December 31,
	2010	2009
Term loan due 2016	$868.4	$—
Term loan due 2012	—	648.6
Revolving credit facility expiring in 2015	—	—
Revolving credit facility expiring in 2011	—	—
7.875% senior notes due 2018, net of unamortized discount of $3.5 million, with an effective interest rate of 8.000%	471.5	—
10 1/8% senior notes due 2013, net of unamortized discount of $1.1 million, with an effective interest rate of 10.285%	—	302.9
10 1/8% senior notes due 2013, net of unamortized discount of $11.7 million, with an effective interest rate of 12.877%	—	138.3
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $2.5 million and $3.1 million, respectively, with an effective interest rate of 11.75%	353.0	352.4
Capital lease obligations	1.4	1.2

Total debt	1,694.3	1,443.4
Less: current portion of long-term debt	(9.1)	(20.2)

Long-term debt	$1,685.2	$1,432.2

On April 9, 2010, the Company, as Borrower and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). The Affinion Credit Facility consists of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. On December 13, 2010, the Company, as Borrower and Affinion Holdings, entered into an agreement with two of its lenders which resulted in an increase in the revolving credit facility to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. The effective interest rate on the term loan for the period from April 9, 2010 to December 31, 2010 was 5% per annum. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions (provided that Affinion Holdings’ guarantee obligations will not extend to any additional credit facilities as described above until Affinion Holdings’ existing credit facility is repaid or refinanced). The credit facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in the Company’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires the Company to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under the Affinion Credit Facility were utilized to repay the outstanding balance of the previously existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of approximately $7.4 million during the year ended December 31, 2010 representing the write-off of the unamortized balance of the deferred financing costs associated with the prior credit facility.

As of December 31, 2010, there were no outstanding borrowings under the revolving credit facility. There were no borrowings or repayments under the revolving credit facility for the period from April 9, 2010 through December 31, 2010. As of December 31, 2010, the Company had $153.2 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $6.8 million of letters of credit.

On October 17, 2005, the Company entered into a senior secured credit facility (“Initial Affinion Credit Facility”). The Initial Affinion Credit Facility was comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility included letter of credit and swingline sub-facilities. The term loan provided, at the Company’s option, for interest rates of a) adjusted LIBOR plus 2.50% or b) the higher of i) Credit Suisse, Cayman Island Branch’s prime rate and ii) the Federal Funds Effective Rate plus 0.5% (“ABR”), in each case plus 1.50%. As of December 31, 2009 and 2008, the interest rates on the term loan were 2.73% and 4.65% respectively. The revolving credit facility provided, at the Company’s option, for interest rates of adjusted LIBOR plus 2.75% or ABR plus 1.75% subject to downward adjustment based on the Company’s senior secured bank leverage ratio, as set forth in the agreement governing the Initial Affinion Credit Facility. As of December 31, 2008, the interest rate on the revolving credit facility was 3.87%. The Initial Affinion Credit Facility was secured by all of the Company’s outstanding stock held by Affinion Holdings and by substantially all of the assets of the Company, subject to certain exceptions. The term loan required quarterly repayments totaling $8.6 million per annum with the balance payable at maturity in October 2012 subject to reductions for certain prepayments. Through December 31, 2009, the Company had made nine voluntary prepayments of the term loan aggregating $205.0 million, in addition to repayments made in 2009 and 2010 aggregating $26.0 million based on excess cash flow through December 31, 2009, and, therefore, all of the Company’s mandatory repayment obligations had been satisfied, other than future required annual payments, if any, based on excess cash flow, as set forth in the agreement governing the Initial Affinion Credit Facility. The Initial Affinion Credit Facility generally required the Company to prepay the outstanding term loan with proceeds from certain asset dispositions that were not reinvested, a portion of excess cash flow beginning in July 2006 and the net cash proceeds from certain debt issued in the future, as set forth in the agreement governing the Initial Affinion Credit Facility. The Initial Affinion Credit Facility also permitted the Company to obtain additional borrowing capacity up to the greater of $175.0 million and an amount equal to Adjusted EBITDA, as set forth in the agreement governing the Initial Affinion Credit Facility, for the most recent four-quarter period. The revolving credit facility carried a commitment fee of 0.5% on the unused amount. As of December 31, 2009, there were no outstanding borrowings under the revolving credit facility. As of December 31, 2008, $57.0 million had been drawn down under the revolving credit facility. Borrowings during the period from January 1, 2010 to April 8, 2010 and the years ended December 31, 2009 and 2008 were $39.0 million, $136.4 million and $277.0 million, respectively, and repayments during the period from January 1, 2010 to April 8, 2010 and during the years ended December 31, 2009 and 2008 were $39.0 million, $193.4 million and $258.5 million, respectively.

On November 19, 2010, the Company completed a private offering of $475.0 million aggregate principal amount of 7.875% Senior Notes due 2018 (“2010 Senior Notes”). The 2010 Senior Notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 2010 Senior Notes will mature on December 15, 2018. The 2010 Senior Notes are redeemable at the Company’s option prior to maturity. The indenture governing the 2010 Senior Notes contains negative covenants which restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. The Company’s obligations under the 2010 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s indebtedness under the Affinion Credit Facility. The 2010 Senior Notes and guarantees thereof are senior unsecured obligations of the Company and rank equally with all of the Company’s and the guarantors existing and future senior indebtedness and senior to the Company’s and the guarantors existing and future subordinated indebtedness. The 2010 Senior Notes are therefore effectively subordinated to the Company’s and the guarantors’ existing and future secured indebtedness, including the Company’s obligations under the Affinion Credit facility, to the extent of the value of the collateral securing such indebtedness. The 2010 Senior Notes are structurally subordinated to all indebtedness and other obligations of each of the Company’s existing and future subsidiaries that are not guarantors. In connection with the issuance of the 2010 Senior Notes, the Company entered into a registration rights agreement, pursuant to which the Company has agreed, among other things, to offer to exchange the 2010 Senior Notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. In the event that the Company does not comply with its obligations under the registration rights agreement to file the registration statement within 180 days and have it declared effective within 300 days, the Company will be required to pay liquidated damages to holders of the 2010 Senior Notes in an amount equal to 0.25% per annum of the principal amount of the 2010 Senior Notes, which amount will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all defaults under the registration rights agreement have been cured up to a maximum of 1.00% per annum. The Company used substantially all of the net proceeds of the offering of the 2010 Senior

Notes to finance the purchase of the Senior Notes (defined below) issued in 2005 and 2006 and the 2009 Senior Notes (defined below).

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bore interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes would have matured on October 15, 2013. The Company had the option to redeem all or part of the Senior Notes at any time on or after October 15, 2009 at redemption prices (generally at a premium) set forth in the indenture governing the Senior Notes. The Senior Notes were senior unsecured obligations and ranked equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. As discussed in Note 18—Guarantor/Non-Guarantor Supplemental Financial Information, the Senior Notes were guaranteed by certain subsidiaries of the Company. On May 3, 2006, the Company issued an additional $34.0 million aggregate principal amount of Senior Notes at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under the Bridge Loan, as defined below, plus accrued interest, and to pay fees and expenses associated with such issuance. These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005 and, together with the $270.0 million of Senior Notes originally issued under such indenture, were treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. The Senior Notes were redeemed in November 2010 using the net proceeds from the offering of the 2010 Senior Notes.

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. The Company may redeem some or all of the Senior Subordinated Notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing the Senior Subordinated Notes. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment with the Company’s existing and future senior obligations and senior to the Company’s future subordinated indebtedness. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the 2018 Senior Notes as discussed in Note 18—Guarantor/Non-Guarantor Supplemental Financial Information.

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

On June 5, 2009, the Company issued senior notes (“2009 Senior Notes”), with a face value of $150.0 million, for net proceeds of $136.5 million. The 2009 Senior Notes bore interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The 2009 Senior Notes would have matured on October 15, 2013. The Company had the option to redeem all or part of the 2009 Senior Notes at any time on or after October 15, 2009 at redemption prices (generally at a premium) set forth in the indenture governing the 2009 Senior Notes. The 2009 Senior Notes were senior unsecured obligations and ranked equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. The 2009 Senior Notes were guaranteed by the same subsidiaries of the Company that guaranteed the Affinion Credit Facility, the Senior Notes and the Senior Subordinated Notes as discussed in Note 18—Guarantor/Non-Guarantor Supplemental Financial Information. Although the terms and covenants of the 2009 Senior Notes were substantially identical to those of the Senior Notes, the 2009 Senior Notes were not additional securities under the indenture governing the Senior Notes, were issued under a separate indenture, did not vote as a single class with the Senior Notes and did not necessarily trade with the Senior Notes. The 2009 Senior Notes were redeemed in November 2010 using the net proceeds from the offering of the 2010 Senior Notes.

On October 1, 2009, the Company completed a registered exchange offer and exchanged all of the then-outstanding 2009 Senior Notes into a like principal amount of 2009 Senior Notes that have been registered under the Securities Act.

As permitted in the indentures governing the Senior Notes and the 2009 Senior Notes, on November 8, 2010, the Company commenced a tender offer to purchase any and all of its outstanding Senior Notes and 2009 Senior Notes. Prior to the expiration date of the tender offer, approximately $409.7 million aggregate principal amount of the Senior Notes and 2009 Senior Notes were tendered. The Company paid a total of $426.0 million, including $4.4 million of accrued and unpaid interest, in consideration for the Senior Notes and 2009 Senior Notes tendered. Upon completion of the tender offer, the Company redeemed the remaining $44.3 million outstanding Senior Notes and 2009 Senior Notes at an aggregate cost of

$46.3 million, including accrued and unpaid interest of $0.8 million. The Company recognized a loss on the extinguishment of the Senior Notes and 2009 Senior Notes of $29.6 million.

The Affinion Credit Facility, the 2018 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the years ended December 31, 2010, 2009 and 2008, the Company paid cash dividends to its parent company of $119.8 million, $25.1 million and $37.0 million, respectively, and also paid a $1.1 million in-kind dividend in the form of Affinion Holdings debt during the year ended December 31, 2009. The Company was in compliance with the covenants referred to above as of December 31, 2010. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the Affinion Credit Facility, a material breach of representation or warranty and a change of control.

Debt issuance costs related to the various debt instruments are being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method. The unamortized debt issuance costs totaled $37.2 million and $22.5 million as of December 31, 2010 and 2009, respectively, and are included in other non-current assets on the consolidated balance sheets. The debt discounts and premiums are also being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method.

The Company also leases certain equipment under capital leases expiring through 2015.

The aggregate maturities of debt, including capital leases, as of December 31, 2010 are as follows:

Amount
2011	$9.1
2012	9.1
2013	9.1
2014	9.0
2015	364.3
Thereafter	1,299.7

$1,700.3

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of 11.625% Senior Notes due November 2015. Affinion Holdings used a portion of the proceeds of $320.3 million (net of issue discount), along with proceeds from a cash dividend from the Company in the amount of $115.3 million, to repay its senior unsecured term loan. A portion of the remaining proceeds from the offering of the 11.625% Senior Notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The indenture governing Affinion Holdings’ 11.625% Senior Notes contains restrictive covenants related primarily to the Company’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. During the years ended December 31, 2010, 2009 and 2008, the Company made dividend distributions to Affinion Holdings of $119.8 million, $19.2 million and $37.0 million, respectively, to enable Affinion Holdings to service its debt. The Company expects that, in the future, to the extent that it is permitted contractually and legally to pay cash dividends to Affinion Holdings, Affinion Holdings may require the Company to pay cash dividends to enable Affinion Holdings to service its net cash obligations under the loan facility. The Company and its subsidiaries do not guarantee Affinion Holdings’ 11.625% Senior Notes.

10. INCOME TAXES

The income tax expense consisted of the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Current:
Federal	$—	$—	$—
State	(2.0)	(2.2)	(0.5)
Foreign	(4.0)	(6.0)	(5.5)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(6.0)	(8.2)	(6.0)
Deferred:
Federal	(7.7)	(6.8)	(6.6)
State	0.6	(0.9)	(1.6)
Foreign	0.3	4.2	6.7

	(6.8)	(3.5)	(1.5)

Total income tax expense	$(12.8)	$(11.7)	$(7.5)

Pre-tax loss for domestic and foreign operations before minority interests consisted of the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Domestic	$(117.9)	$(15.8)	$(84.6)
Foreign	(10.9)	(21.6)	4.1

Pre-tax loss	$(128.8)	$(37.4)	$(80.5)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2010	2009
Current deferred income tax assets:
Accrued expenses and deferred revenue	$65.7	$53.4
Provision for doubtful accounts	0.2	0.5
Other	14.5	6.8

Current deferred income tax assets	80.4	60.7
Current deferred income tax liabilities:
Profit-sharing receivables from insurance carriers	(18.2)	(28.1)
Accrued expenses	2.2	0.3
Prepaid expenses	(20.9)	(20.2)

Current deferred income tax liabilities	(36.9)	(48.0)
Valuation allowance	(42.9)	(12.1)

Current net deferred income tax asset	$0.6	$0.6

Non-current deferred income tax assets:
Net operating loss carryforwards	$89.6	$85.2
State net operating loss carryforwards	8.8	7.4
Depreciation and amortization	555.8	496.6
Other	1.9	1.0
Foreign tax credits	21.1	18.0

Non-current deferred income tax assets	677.2	608.2
Non-current deferred income tax liabilities:
Other	0.1	0.2
Depreciation and amortization	(323.1)	(261.1)

Non-current deferred income tax liabilities	(323.0)	(260.9)
Valuation allowance	(405.4)	(379.4)

Non-current net deferred income tax liability (net of non-current deferred income tax asset included in other non-current assets on the December 31, 2010 and 2009 consolidated balance sheet of $3.0 and $2.5, respectively)	$(51.2)	$(32.1)

For federal and state income tax purposes, the Apollo Transactions are treated as a purchase of assets and an assumption of liabilities at fair market value. Certain liabilities recognized for financial statement reporting purposes are not recognized for federal and state income tax purposes with respect to the Apollo Transactions and give rise to future income tax deductions. Therefore, the differences between the values allocated to the assets and liabilities under purchase accounting and the tax bases of the respective assets and liabilities give rise to a net deferred tax asset of approximately $3.6 million as of October 17, 2005. A valuation allowance of approximately $3.3 million was recognized in purchase accounting since it is more likely than not that these net deferred tax assets will not be realized. Goodwill arising from the Apollo Transactions is deductible for tax purposes.

With respect to the Apollo Transactions, for foreign income tax purposes, a deferred tax liability was established in purchase accounting of approximately $32.4 million to reflect the difference between the values allocated to the assets and liabilities for financial reporting purposes with respect to the foreign entities and the related local income tax values of such assets and liabilities.

As of December 31, 2010, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards of approximately $428.7 million (which will expire in 2025 through 2030) and foreign tax credit carryovers of approximately $21.1 million (which will expire in 2015 through 2020). Affinion Holdings and its subsidiaries have state net operating loss carryforwards of approximately $229.7 million (which expire, depending on the jurisdiction, between 2011 and 2030) and state tax credits of $2.0 million (which expire between 2011 and 2014). A full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. Affinion Holdings and its subsidiaries also have net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $38.7 million (of the net operating losses that expire, expiring between 2011 and 2025). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $37.4 million of these net operating losses is required due to the uncertainty of their realization. The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, due to the reduction of net operating losses for financial statement purposes, primarily due to uncertain tax positions. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2010 and 2009 totaled $498.2 million and $426.0 million, respectively. The increase in valuation allowance of $72.2 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately $259.2 million (which will expire in 2025 through 2030) and foreign tax credit carryovers of approximately $21.1 million (which will expire in 2015 through 2020). The Company has state net operating loss carryforwards of approximately $189.9 million (which expire, depending on the jurisdiction, between 2011 and 2030) and state tax credits of $2.0 million (which expire between 2011 and 2014). A full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $38.7 million (of the net operating losses that expire, expiring between 2011 and 2025). The Company has concluded that a valuation allowance relating to approximately $37.4 million of these net operating losses is required due to the uncertainty of their realization. The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, due to the reduction of net operating losses for financial statement purposes, primarily due to uncertain tax positions. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2010 and 2009 totaled $448.3 million and $391.5 million, respectively. The increase in valuation allowance of $56.8 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

As of December 31, 2009, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards of approximately $327.7 million (which will expire in 2025 through 2029) and foreign tax credit carryovers of approximately $18.0 million (which will expire in 2015 through 2019). Affinion Holdings and its subsidiaries have state net operating loss carryforwards of approximately $162.4 million (which expire, depending on the jurisdiction, between 2010 and 2029) and state tax credits of $1.6 million (which expire between 2010 and 2013). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. Affinion Holdings and its subsidiaries also have net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $45.1 million (of the net operating losses that expire, expiring between 2010 and 2024). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $40.3 million of these net operating losses is required due to the uncertainty of their realization. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2009 and 2008 totaled $426.0 million and $379.1 million, respectively. The increase in valuation allowance of $46.9 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $207.5 million (which will expire in 2025 through 2029) and foreign tax credit carryovers of approximately $18.0 million (which will expire in 2015 through 2019). The Company has state net operating loss carryforwards of approximately $130.9 million (which expire, depending on the jurisdiction, between 2010 and 2029) and state tax credits of $1.6 million (which expire between 2010 and 2013). Full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $45.1 million (of the net operating losses that expire, expiring between 2010 and 2024). The Company has concluded that a valuation allowance relating to approximately $40.3 million of these net operating losses is required due to the uncertainty of their realization. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2009 and 2008 totaled

$391.5 million and $348.7 million, respectively. The increase in valuation allowance of $42.8 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

With the exception of a South African subsidiary, foreign taxable income is recognized currently for federal and state income tax purposes because such operations are entities disregarded for federal and state income tax purposes. The Company does not provide for deferred taxes on the excess of the amount for financial reporting over the tax basis in its South African subsidiary because it is essentially permanent in duration. As of December 31, 2010, there is a $1.1 million deficit in retained earnings of the South African subsidiary.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal expense	1.6	15.8	1.4
Change in valuation allowance and other	(44.7)	(92.0)	(54.8)
Taxes on foreign operations at rates different than U.S. federal rates	(2.3)	(4.0)	2.1
Foreign tax credits	3.1	14.8	7.3
Non-deductible expenses	(2.6)	(0.8)	(0.3)

	(9.9)%	(31.2)%	(9.3)%

As noted above, the effective tax rate has fluctuated significantly year over year. These fluctuations are primarily the result of the change in loss before income taxes and non-controlling interest to $128.8 million for the year ended December 31, 2010 compared to $37.4 million and $80.5 million for the years ended December 31, 2009 and 2008, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.2 million, $0.2 million and $0.4 million of interest in income tax expense related to uncertain tax positions arising in 2010, 2009 and 2008, respectively. The Company’s gross unrecognized tax benefits decreased by $1.6 million and $1.9 million for the years ended December 31, 2010 and 2009, respectively, and increased by $2.5 million for the year ended December 31, 2008 as a result of tax positions for the applicable year. A reconciliation of the beginning and ending amount of tax reserves for uncertain tax positions for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Unrecognized tax benefits – January 1	$9.9	$11.8	$9.3
Gross increase – prior period tax positions	—	0.4	2.0
Gross decrease – prior period tax positions	—	—	(1.1)
Gross increase – current period tax positions	0.2	0.2	2.5
Gross decrease – current period tax positions	(1.8)	(2.5)	(0.9)

Unrecognized tax benefits – December 31	$8.3	$9.9	$11.8

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Federal, state and local jurisdictions are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. For significant foreign jurisdictions, tax years in Germany and the U.K. remain open. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by the statute. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months. Any income tax liabilities or refunds relating to periods prior to October 17, 2005 are the responsibility of Cendant.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense totaled $16.4 million for the year ended December 31, 2010, $13.4 million, net of sublease rental income of $0.1 million, for the year ended December 31, 2009 and $13.1 million, net of sublease rental income of $0.4 million, for the year ended December 31, 2008. At both December 31, 2009 and 2008, the Company has accrued $1.1 million included in other long-term liabilities on the consolidated balance sheets, in connection with asset retirement obligations relating to its leased facilities.

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2010 are as follows:

Amount
2011	$16.5
2012	15.8
2013	15.6
2014	13.2
2015	12.4
Thereafter	71.0

Future minimum lease payments	$144.5

Litigation

In the ordinary course of business, the Company is involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. The Company is also a party to lawsuits which were brought against the Company and its affiliate and which purport to be a class action in nature and allege that the Company violated certain federal or state consumer protection statutes (as described below). The Company intends to vigorously defend itself against such lawsuits.

On November 12, 2002, a class action complaint (the “November 2002 Class Action”) was filed against Sears, Roebuck & Co., Sears National Bank, Cendant Membership Services, Inc., and Allstate Insurance Company in the Circuit Court of Alabama for Greene County alleging, among other things, breach of contract, unjust enrichment, breach of duty of good faith and fair dealing and violations of the Illinois consumer fraud and deceptive practices act. The case was removed to the U.S. District Court for the Northern District of Alabama but was remanded to the Circuit Court of Alabama for Greene County. The Company has filed a motion to compel arbitration, which was granted by the court on January 31, 2008. In granting the Company’s motion, the court further ordered that any arbitration with respect to this matter take place on an individual (and not class) basis. On February 28, 2008, plaintiffs filed a motion for reconsideration of the court’s order. On April 9, 2010, the Court denied the plaintiffs’ motion for reconsideration. The time for plaintiffs to file an appeal has expired and, to date, no arbitration claim has been filed by plaintiffs.

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, California Consumers Legal Remedies Act, and California False Advertising Law. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. The case is currently pending before the court. There has been limited discovery and motion practice to date.

On November 10, 2010, a class action complaint was filed against the Company, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A. in the United States District Court for the Eastern District of New York. The complaint asserts various causes of action on behalf of several putative nationwide classes that largely overlap with one another. The claims asserted are in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, and New York’s General Business Law. On January 28, 2011, pursuant to the court’s motion procedures, the Company filed a letter seeking permission to file a motion to compel arbitration of all of the claims asserted in the lawsuit. On February 16, 2011, the court entered a briefing schedule on the Company’s proposed motion, which requires that all briefing be concluded by June 8, 2011. The court did not indicate when it would rule on such motion.

The Company and Trilegiant are also a party to lawsuits arising out of the inquiries made by state attorneys general relating to the marketing of Trilegiant’s membership programs.

On October 14, 2010, the Company and Trilegiant filed a declaratory relief action against the State of South Carolina, in the Court of Common Pleas of South Carolina for the County of Richland, Fifth Judicial Circuit, seeking a declaratory judgment that their marketing practices comply with South Carolina law. The Company and Trilegiant also seek a declaratory judgment that the State may not appoint private counsel to bring an action against the Company and Trilegiant on the State’s behalf. The State has filed a motion to dismiss both requests for declaratory judgment. The court has not yet ruled on the State’s motion. In response to the action commenced by the Company and Trilegiant on December 17, 2010, the State

of South Carolina appointed private counsel and filed a civil action against the Company and Trilegiant, in the Court of Common Pleas of South Carolina for the County of Spartanburg, Seventh Judicial Circuit under the South Carolina Unfair Trade Practices Act, seeking civil penalties, restitution and an injunction. On December 31, 2010, the State filed its First Amended Complaint naming the Company, Trilegiant, and certain current and former officers as defendants. Also on December 31, 2010, the State filed its Notice of Motion and Motion for a Temporary Injunction. The parties have agreed to informally “stay” all of the above proceedings to attempt to resolve the matters through settlement.

On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and the Company’s Chief Executive Officer, in the Iowa District Court for Polk County. The State alleges violations of Iowa’s Buying Club Law and Consumer Fraud Act, and seeks injunctive relief as well as monetary relief. The State has not yet formally served its complaint on defendants because the parties are discussing possible steps toward resolution. Based on the representations made by the State, the Company expects its Chief Executive Officer to be removed as a defendant in the complaint.

Other Contingencies

On May 27, 2009, the U.S. Senate Committee on Commerce, Science, and Transportation (the “Committee”) initiated an investigation into Webloyalty Holdings, Inc. (“Webloyalty”) and Vertrue Inc., a competitor of the Company, in connection with their e-commerce marketing practices, including those relating to consumers’ account number acquisition. On July 10, 2009, the Committee expanded the scope of its investigation to include the Company. In the course of such investigation, the Committee requested that the Company provide certain information about its domestic online marketing practices, including those relating to the acquisition of consumers’ credit or debit card account numbers automatically from its partners when a consumer enrolls in one of its programs immediately after making a purchase through one of its partners’ web sites (“Online Data-pass Marketing”). On January 6, 2010, the Company sent a letter to the Committee informing them of its decision, after careful consideration of the fluid and iterative nature of the internet, to cease Online Data-pass Marketing for its membership programs and make certain additional changes to the disclosures in the Company’s online marketing and fulfillment. Specifically, the Company, when marketing its membership programs online, now require consumers to provide all 16 digits of their credit or debit card when enrolling in the Company’s membership programs in the online post-transaction environment. On December 29, 2010, legislation entitled the “Restore Online Shoppers’ Confidence Act” was enacted. The legislation prohibits Online Data-pass Marketing and requires additional disclosure relating to the online marketing of, and billing for, membership programs in the online post-transaction environment. Since the Company had ceased Online Data-pass Marketing more than eleven months prior to the enactment of such legislation, it does not expect such legislation to have a material adverse effect on its business.

In addition, between December 2008 and December 2010, the Company received inquiries from numerous state attorneys general relating to the marketing of its membership programs and its compliance with consumer protection statutes. The Company has responded to the states’ request for documents and information and is in active discussions with such states regarding their investigations and the resolution of these matters. Settlement of such matters may include payment by the Company of the costs of the states’ investigation, restitution to consumers and injunctive relief.

In that regard, in August 2010, the Company entered into a voluntary Assurance of Discontinuance with the New York Attorney General’s Office. Pursuant to that settlement, the Company agreed to cease in New York its online marketing practices relating to the acquisition of consumers’ credit or debit card account numbers automatically from its retailer or merchant marketing partners when a consumer enrolls in one of the Company’s programs after making a purchase through one of such partners’ web sites as previously agreed to with the U.S. Senate Committee on Commerce, Science and Transportation on January 6, 2010. Additionally, the Company agreed, among other things, with the New York Attorney General’s Office to cease in New York “live check” marketing whereby a consumer enrolls in a program or service by endorsing and cashing a check. As part of such settlement, the Company paid $3.0 million in fees, costs, and penalties and approximately $1.6 million as restitution to New York consumers in addition to refund claims. The Company will pay the remaining restitution owed to New York consumers, which amount is not expected to be material, in fiscal year 2011.

The Company believes that the amount accrued for the matters discussed above under Litigation and Other Contingencies is adequate (see Note 8—Accounts Payable and Accrued Expenses) and the reasonably possible loss beyond the amount accrued will not have a material adverse effect on its financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material adverse effect on its financial condition, results of operations or cash flows.

Other Commitments

In the ordinary course of business, the Company enters into purchase agreements for its marketing and membership program support and travel services. The commitments covered by these agreements as of December 31, 2010 totaled approximately $15.5 million for 2011, $5.2 million for 2012 and $1.0 million for 2013.

In December 2009, the Company entered into an operating lease for a new 140,000 square foot headquarters facility. The lease term for the new headquarters facility extends to 2024. The Company commenced occupancy of the new facility in April 2010. As a result of vacating the prior headquarters facility, the Company recognized a charge during the year ended December 31, 2010 of $8.0 million, comprised principally of future lease costs and related expenses for the prior headquarters facility. At December 31, 2010, $6.8 million related to these facility exit costs is included in other long-term liabilities on the consolidated balance sheet.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of December 31, 2010, the Company provided guarantees for surety bonds totaling approximately $11.9 million and issued letters of credit totaling $6.9 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of December 31, 2010, there were 7.6 million shares available under the 2007 Plan for future grants.

For employee stock awards, the Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The Company has elected to recognize compensation cost for awards with only a service condition and a graded vesting schedule on a straight-line basis over the requisite service period of the entire award.

Stock Options

During 2010, 2009 and 2008, 0.1 million, 0.9 million and 0.2 million stock options, respectively, were granted to employees pursuant to the 2007 Plan. The stock options granted in 2010, 2009 and 2008 had exercise prices of $12.63, $15.25 and $13.02, respectively, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During 2010 and 2009, Affinion Holdings granted less than 0.1 million stock options and 0.1 million stock options, respectively, to members of the Board of Directors with exercise prices of $12.63 and $15.25, respectively, equal to the estimated fair value of a share of the underlying common stock on the dates of grant. These options were fully vested as of the date of grant and have a 10-year option term. During 2008, there were no stock options granted to members of the Board of Directors.

The fair value of each option award issued pursuant to the 2007 Plan during the years ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2010 Grants	2009 Grants	2008 Grants
Expected volatility	66%	66%	48%
Expected life (in years)	6.25	6.25	6.25
Risk-free interest rate	2.79%	2.24%	3.89%
Expected dividends	—	—	—

A summary of option activity is presented below (number of options in thousands):

	2005 Plan – Grants to Employees - Tranche A	2005 Plan – Grants to Employees - Tranche B	2005 Plan – Grants to Employees - Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2008	2,120	1,056	1,056	318	642
Granted	—	—	—	—	189
Exercised	(3)	—	—	—	—
Forfeited or expired	(76)	(53)	(53)	—	(52)

Outstanding options at December 31, 2008	2,041	1,003	1,003	318	779
Granted	—	—	—	108	904
Exercised	—	—	—	—	—
Forfeited or expired	(233)	(103)	(103)	—	(62)

Outstanding options at December 31, 2009	1,808	900	900	426	1,621
Granted	—	—	—	15	100
Exercised	(3)	—	—	—	—
Forfeited or expired	(154)	(93)	(93)	—	(209)

Outstanding options at December 31, 2010	1,651	807	807	441	1,512

Vested or expected to vest at December 31, 2010	1,651	807	807	441	1,512

Exercisable options at December 31, 2010	1,570	—	—	441	607

Weighted average remaining contractual term (in years)	5.0	5.0	5.0	6.6	7.8
Weighted average grant date fair value per option – 2008	$—	$—	$—	$—	$6.74
Weighted average grant date fair value per option – 2009	—	—	—	$9.44	$9.44
Weighted average grant date fair value per option – 2010	—	—	—	$7.94	$7.94

The weighted average exercise price of outstanding options at December 31, 2010 and 2009 was $5.67 and $5.59, respectively. The weighted average exercise price of options granted exercised and forfeited during 2010 were $12.63, $1.43 and $6.31, respectively. Based on the estimated fair values of options granted, stock compensation expense for the years ended December 31, 2010, 2009 and 2008 totaled $4.2 million, $5.0 million and $2.9 million, respectively. As of December 31, 2010, there was $4.6 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.1 years.

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

In May 2007, the Board granted 42,000 shares of restricted stock of Affinion Holdings with a purchase price of $0.01 per share to Affinion International’s Chief Financial Officer. The award vested 100% upon the earlier of three years of service or a change in control of Affinion Holdings. The fair value of the award was estimated to be $0.4 million, based upon the estimated grant date fair value per share of common stock of Affinion Holdings, and was being amortized on a straight-line basis to general and administrative expense over the service period. This award vested in May 2010.

A summary of restricted stock activity is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2008	63	$9.52
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding restricted unvested awards at December 31, 2008	63	9.52
Granted	—	—
Vested	—	—
Forfeited	(21)	—

Outstanding restricted unvested awards at December 31, 2009	42	9.52
Granted	—	—
Vested	(42)	9.52
Forfeited	—	—

Outstanding restricted unvested awards at December 31, 2010	—	$—

Weighted average remaining contractual term (in years)	—

Based on the estimated fair values of restricted stock granted, stock compensation expense for the years ended December 31, 2010 and 2008 totaled $0.1 million and $0.2 million, respectively. There was no stock compensation expense recognized for the year ended December 31, 2009 related to restricted stock grants. As of December 31, 2010, there was no unrecognized compensation cost related to restricted stock granted.

Restricted Stock Units

On January 13, 2010, the Board’s Compensation Committee approved the Amended and Restated 2010 Retention Award Program (the “RAP”), which provides for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan and granted approximately 942,000 RSUs to key employees. The RSUs awarded under the RAP have an aggregate cash election dollar value of approximately $9.9 million and are subject to time-based vesting conditions that run through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the aggregate cash election dollar value of RSUs that will be awarded to such participant (the “Dollar Award Value”) multiplied by 1.2, divided by (ii) $12.63 (i.e. the value per share of Holdings’ common stock as of December 31, 2009). Upon vesting of the RSUs, participants may settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the four vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. In July 2010, the Board issued an additional 34,000 RSUs to key employees under the same terms. In December 2010, the Board issued 75,000 RSUs to a new key employee that vest ratably on each of the first three anniversaries of the employee’s date of employment. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

A summary of restricted stock unit activity for the year ended December 31, 2010 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested units at January 1, 2010	—
Granted	1,051	$12.63
Vested	(225)	12.63
Forfeited	(89)	12.63

Outstanding restricted unvested units at December 31, 2010	737	$12.63

Weighted average remaining contractual term (in years)	0.8

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the year ended December 31, 2010 was $4.6 million. As of December 31, 2010, there was $4.1 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.6 years.

13. EMPLOYEE BENEFIT PLANS

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, through December 31, 2008, the Company matched the contributions of participating employees based on 100% of the first 6% of the participating employee’s contributions up to 6% of the participating employee’s salary. In 2009 and 2010, the Company matched the contributions of participating employees based on 100% of the first 4% of the participating employee’s contributions up to 4% of the participating employee’s salary under the domestic 401(k) defined contribution plan. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $5.4 million for the year ended December 31, 2010, $4.7 million for the year ended December 31, 2009 and $5.9 million for the year ended December 31, 2008.

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

Through April 2009, the Company maintained a deferred compensation plan that permitted certain employees to defer up to 50% of their annual base salary and 100% of earned annual incentive bonus. The plan was terminated on April 24, 2009 and in 2010, the assets were distributed to the participants. As of December 31, 2009, the assets in the plan and the corresponding liability to the participating employees were $0.8 million.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis/Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham continues to hold a portion of the preferred stock and warrants issued in connection with the Apollo Transactions, while Realogy was subsequently acquired by an affiliate of Apollo.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. The revenue earned for such services was $1.7 million for the year ended December 31, 2008 and is included in net revenues in the consolidated statements of operations. There was no revenue earned for such services for the years ended December 31, 2010 and 2009. The expense incurred for such services was $0.4 million for the year ended December 31, 2008 and is included in operating costs in the consolidated statement of operations. There was no expense incurred for the years ended December 31, 2010 and 2009.

Certain marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (i) a fee for each call transferred, (ii) a bounty payment for each user that enrolls in one of the Company’s membership programs or (iii) a percentage of net membership revenues. These agreements generally expire in December 2010, subject to automatic one year renewal periods, and are generally terminable by the applicable Cendant party following December 31, 2007 upon six months written notice to the Company. In the event that a Cendant subsidiary terminated an agreement prior to December 31, 2010, the Cendant subsidiary was required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. During 2010, a supplemental agreement was entered into which had the effect of extending the remaining marketing agreements to December 31, 2012. The expense incurred for such services was $2.0 million, $3.1 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in marketing and commissions expense in the accompanying consolidated statements of operations. In addition, as a result of the failure by certain current and former Cendant subsidiaries to meet the specified minimum volume commitments under certain of the marketing agreements and the early termination of one of the marketing agreements by one of the Cendant subsidiaries, the Company recognized revenue of $5.4 million, $23.2 million, and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, which is included in net revenues in the accompanying consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company continues to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expired on December 31, 2009, subject to automatic one year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice. A termination notice was received related to one of the programs and administration of that program ceased during 2010. The contract to administer the other program was renewed for a three year term. The amount included in net revenues in the consolidated statements of operations for such services attributable to agreements with Realogy and Wyndham was $4.7 million, $8.7 million and $10.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

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

Affinion International entered into an agreement pursuant to which it agreed to continue to use RCI Europe as its exclusive provider of travel services for the benefit of Affinion International members in the U.K., Germany, Switzerland, Austria, Italy, Belgium, Luxembourg, Ireland and the Netherlands. Pursuant to this agreement, RCI had a right of first refusal to offer travel services in other countries where Affinion International members are located. Affinion International indemnified RCI in the event its profit margin under this arrangement fell below 1.31%. Under the terms of the agreement, RCI Europe elected to terminate the agreement for convenience. As such, the agreement terminated on October 31, 2008. The expense for such services was $4.3 million for the year ended December 31, 2008 and is included in operating costs in the consolidated statements of operations.

On August 22, 2008, the Company entered into an agreement to acquire certain assets and assume certain liabilities of RCI Europe. The acquisition closed during the fourth quarter of 2008 for nominal consideration. Under the agreement, the Company acquired all of the assets and all of the liabilities of RCI Europe’s travel services business that served the Company’s customers in Europe. Following this acquisition, the Company provides travel services directly to its customers. The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with RCI Europe relating to office space and certain other transition services. The revenue earned for such services was $0.2 million, $0.2 million and less than $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in net revenues in the consolidated statements of operations. The expense incurred for such services was $1.1 million, $1.1 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in operating costs in the consolidated statement of operations.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the consolidated statements of operations for such services was $1.1 million, $1.0 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement will also allow Apollo and its affiliates to provide certain advisory services for the period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement may be terminated earlier by mutual consent. The Company is required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. The amount expensed related to this consulting agreement was $2.0 million for each of the years ended December 31, 2010, 2009 and 2008 and is included in general and administrative expenses in the consolidated statements of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

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

During 2006 Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services and litigation settlement administration services to the Company. The fee incurred for these services for the years ended December 31, 2010, 2009 and 2008 was $1.1 million, $1.2 million and $1.4 million, respectively, and is included in operating expenses in the consolidated statements of operations.

On June 11, 2009, the Company utilized cash on hand and available funds under its revolving credit facility to purchase $64.0 million face amount of Affinion Holdings’ outstanding debt from an affiliate of Apollo for $44.8 million. As a result of Affinion Holdings’ election to pay interest by adding such interest to the principal amount of the debt for the interest periods ended September 1, 2009, February 26, 2010 and August 30, 2010, the Company increased the carrying amount of the debt securities by $7.4 million, including $6.1 million and $1.3 million during the years ended December 31, 2010 and 2009, respectively. Through October 2010, these debt securities, along with an additional $5.0 million of debt securities purchased from a third-party for $4.4 million in November, 2009, were classified as held-to-maturity debt securities and were included in other non-current assets on the December 31, 2009 balance sheet at their aggregate amortized cost of $54.9 million. In October 2010, Affinion Holdings redeemed its outstanding debt and the Company received proceeds of $78.9 million. The excess of the proceeds in the amount of $11.2 million over the Company’s carrying amount of $67.7 million at the time of the redemption was treated as a capital contribution for accounting purposes.

On January 28, 2010, the Company acquired an ownership interest of approximately 5% in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provided support services to Alclear and recognized revenue of $0.7 million for the year ended December 31, 2010.

15. FINANCIAL INSTRUMENTS

Interest Rate Swaps

The Company entered into an interest rate swap as of December 14, 2005. This swap converted a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap was $150.0 million through the swap period ended December 31, 2009 and on January 1, 2010 reduced to a notional amount of $50.0 million through December 31, 2010 when the swap terminated.

In January 2008, the Company entered into an interest rate swap effective February 21, 2008. This swap converted a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap was $498.6 million through the swap period ended February 22, 2010 at which time it increased to $598.6 million through its termination date of February 21, 2011, such that, in conjunction with the swap entered into in December 2005, substantially all of the Company’s then-outstanding variable rate debt was converted into fixed rate debt.

In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under the swap, the Company agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period.

Each of the three interest rate swaps was recorded at fair value, either as an asset or liability. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008, the Company recorded interest expense of $19.9 million, $13.9 million and $18.6 million, respectively, related to the interest rate swaps.

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

	2011	2012	2013	2014	2015	2016 and Thereafter	Total	Fair Value At December 31, 2010
Fixed rate debt	$0.4	$0.4	$0.4	$0.2	$355.5	$475.0	$831.9	$835.2
Average interest rate	9.43%	9.43%	9.43%	9.43%	9.43%	7.88%
Variable rate debt	$8.7	$8.7	$8.7	$8.8	$8.8	$824.7	$868.4	$867.9
Average interest rate (a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed - Interest rate swap (b)								$(22.1)
Average pay rate	2.55%	2.98%
Average receive rate	0.40%	1.00%

(a)	Average interest rate is based on rates in effect at December 31, 2010.

(b)	The fair value of the interest rate swaps is included in accounts payable and accrued expenses ($3.9 million) and other long-term liabilities ($18.2 million) at December 31, 2010. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

Foreign Currency Forward Contract

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. The contract was subsequently extended for additional periods of approximately thirty days. During the year ended December, 2010, the Company recognized a realized gain of less than $0.1 million.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. Such risk was managed by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2010 and 2009, approximately $73.7 million and $68.6 million, of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectibility. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at December 31, 2010 and 2009 due to the short-term maturities of these assets and liabilities.

b.	Investments—At December 31, 2010 and 2009, the carrying amounts of equity investments, which are included in other current assets on the consolidated balance sheets, approximate fair value, which is based on quoted market prices or other available market information. At December 31, 2009, the investment in held-to-maturity debt instruments of Affinion Holdings was included in other non-current assets on the consolidated balance sheet at amortized cost of $54.9 million. As of December 31, 2009, the fair value of the investment in held-to-maturity debt instruments was $64.8 million based on third-party indicative valuations. The debt instruments were redeemed by Affinion Holdings in October 2010 and the Company received proceeds of $78.9 million. The excess of the proceeds in the amount of $11.2 million over the Company’s carrying amount of $67.7 million at the time of the redemption was treated as a capital contribution for accounting purposes.

c.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2010 and 2009 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

d.	Interest Rate Swaps—At December 31, 2010 and 2009, the Company’s estimated fair value of its interest rate swaps, which is included in other long-term liabilities on the consolidated balance sheets, is based upon available market information. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions. The counterparty to the swaps entered into in 2005 and 2008 had a long-term rating of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings as of February 24, 2011. The counterparty to the swap entered into in 2009 had a long-term rating of Aa3 by Moody’s, A+ by Standard & Poor’s and Fitch Ratings as of December 31, 2010.

e.	Foreign Currency Forward Contract—At December 31, 2010, the Company’s estimated fair value of its foreign currency forward contract is based upon available market information. The fair value of the foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contract. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contract. The counterparty to the foreign currency forward contract is a major financial institution with a long-term rating of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings as of February 24, 2011. The Company does not expect any losses from non-performance by this counterparty.

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

The fair values of certain financial instruments as of December 31, 2010 are shown in the table below:

	Fair Value Measurements at December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	$—
Interest rate swaps (included in accounts payable and accrued expenses)	(3.9)	—	(3.9)	—
Interest rate swaps (included in other long-term liabilities)	(18.2)	—	(18.2)	—

The fair values of certain financial instruments as of December 31, 2009 are shown in the table below:

	Fair Value Measurements at December 31, 2009
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	$—
Interest rate swaps (included in other long-term liabilities)	(19.1)	—	(19.1)	—

16. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four reportable segments does not include general corporate expenses or. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily share-based compensation expense and consulting fees paid to Apollo. These items have been excluded from the presentation of the Segment EBITDA for the Company’s four reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies.

Net Revenues

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Affinion North America
Membership products	$689.9	$710.8	$712.6
Insurance and package products	345.6	339.2	375.1
Loyalty products	102.5	77.3	72.2
Eliminations	(3.4)	(3.7)	(4.2)

Total North America	1,134.6	1,123.6	1,155.7
Affinion International
International products	241.7	253.3	254.2

Total Net Revenues	$1,376.3	$1,376.9	$1,409.9

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Affinion North America
Membership products	$109.6	$149.2	$129.8
Insurance and package products	94.1	98.1	127.9
Loyalty products	32.0	28.0	22.4

Total North America	235.7	275.3	280.1
Affinion International
International products	29.8	30.2	31.2

Total products	265.5	305.5	311.3
Corporate	(13.9)	(8.3)	(6.7)

Total Segment EBITDA	$251.6	$297.2	$304.6

Provided below is a reconciliation of Segment EBITDA to income from operations.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Segment EBITDA	$251.6	$297.2	$304.6
Depreciation and amortization	(195.2)	(201.0)	(260.2)

Income (loss) from operations	$56.4	$96.2	$44.4

Depreciation and Amortization

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Membership products	$87.2	$86.5	$129.3
Insurance and package products	64.8	71.5	83.5
Loyalty products	11.4	12.0	12.2
International products	31.8	31.0	35.2

Total Depreciation and Amortization	$195.2	$201.0	$260.2

Segment Assets

	December 31, 2010	December 31, 2009
Membership products	$536.4	$541.9
Insurance and package products	367.8	422.5
Loyalty products	228.8	126.6
International products	217.8	285.8

Total products	1,350.8	1,376.8
Corporate	164.4	92.6

Total Assets	$1,515.2	$1,469.4

Capital Expenditures

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Membership products	$16.2	$25.0	$18.0
Insurance and package products	3.3	2.1	2.1
Loyalty products	5.2	3.9	4.0
International products	10.4	8.9	11.5

	35.1	39.9	35.6
Corporate	4.8	—	1.1

Total Capital Expenditures	$39.9	$39.9	$36.7

Total Revenues

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
U.S.	$1,134.6	$1,123.6	$1,155.7
U.K.	121.5	132.3	143.2
Other	120.2	121.0	111.0

Total Revenues	$1,376.3	$1,376.9	$1,409.9

Total Assets

	December 31, 2010	December 31, 2009
U.S.	$1,297.4	$1,183.6
U.K.	86.5	123.9
Other	131.3	161.9

Total Assets	$1,515.2	$1,469.4

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2010 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net revenues	$343.2	$340.5	$346.5	$346.1

Marketing and commissions	$138.7	$141.1	$143.8	$159.7

Operating costs	$93.9	$89.3	$92.5	$100.1

General and administrative	$35.4	$38.2	$33.0	$51.0

Facility exit costs	$—	$8.0	$—	$—

Depreciation and amortization	$48.5	$48.6	$50.1	$48.0

Net loss	$(12.5)	$(34.5)	$(13.0)	$(81.6)

2009
Net revenues	$334.0	$333.5	$361.1	$348.3

Marketing and commissions	$139.8	$152.1	$161.0	$165.3

Operating costs	$87.1	$85.9	$88.2	$95.2

General and administrative	$31.6	$24.7	$29.2	$19.6

Depreciation and amortization	$50.3	$51.2	$51.7	$47.8

Net loss	$(20.1)	$(2.8)	$(16.0)	$(10.2)

18.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of December 31, 2010 and 2009, and the related condensed consolidating statements of operations and cash flows for the years ended December 31, 2010, 2009 and 2008 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$104.8	$3.2	$13.1	$—	$121.1
Restricted cash	3.4	21.5	10.4	—	35.3
Receivables, net	1.6	76.3	41.4	—	119.3
Receivables from related parties	—	5.8	0.3	—	6.1
Profit-sharing receivables from insurance carriers	—	73.7	1.3	—	75.0
Prepaid commissions	—	51.8	6.2	—	58.0
Income taxes receivable	—	1.6	1.2	—	2.8
Intercompany loans receivable	12.5	—	—	(12.5)	—
Other current assets	4.2	36.2	25.5	—	65.9

Total current assets	126.5	270.1	99.4	(12.5)	483.5
Property and equipment, net	8.2	84.4	20.8	—	113.4
Contract rights and list fees, net	—	19.7	6.2	—	25.9
Goodwill	—	371.6	31.1	—	402.7
Other intangibles, net	—	358.7	51.9	—	410.6
Investment in subsidiaries	1,719.3	—	—	(1,719.3)	—
Intercompany loan receivable	32.1	—	—	(32.1)	—
Intercompany receivables	—	945.0	—	(945.0)	—
Other non-current assets	43.8	25.8	9.5	—	79.1

Total assets	$1,929.9	$2,075.3	$218.9	$(2,708.9)	$1,515.2

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$8.7	$0.4	$—	$—	$9.1
Accounts payable and accrued expenses	99.1	177.1	91.1	—	367.3
Payables to related parties	14.6	0.7	2.0	—	17.3
Intercompany loans payable	—	—	12.5	(12.5)	—
Deferred revenue	0.1	136.8	27.0	—	163.9
Income taxes payable	1.0	—	1.8	—	2.8

Total current liabilities	123.5	315.0	134.4	(12.5)	560.4
Long-term debt	1,684.2	1.0	—	—	1,685.2
Deferred income taxes	—	42.9	11.3	—	54.2
Deferred revenue	—	13.0	8.0	—	21.0
Intercompany loan payable	—	—	32.1	(32.1)	—
Intercompany payables	943.9	—	1.1	(945.0)	—
Other long-term liabilities	44.5	2.8	12.0	—	59.3

Total liabilities	2,796.1	374.7	198.9	(989.6)	2,380.1
Total Affinion Group, Inc. deficit	(868.0)	1,700.6	18.7	(1,719.3)	(866.2)
Non-controlling interest in subsidiary	—	—	1.3	—	1.3

Total deficit	(868.0)	1,700.6	20.0	(1,719.3)	(864.9)

Total liabilities and deficit	$1,928.1	$2,075.3	$218.9	$(2,708.9)	$1,515.2

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.9	$13.6	$52.3	$—	$69.8
Restricted cash	—	22.1	12.9	—	35.0
Receivables, net	1.1	67.2	43.9	—	112.2
Receivables from related parties	—	8.6	2.3	—	10.9
Profit-sharing receivables from insurance carriers	—	68.6	3.2	—	71.8
Prepaid commissions	—	57.4	7.3	—	64.7
Income taxes receivable	—	1.6	0.6	—	2.2
Intercompany loans receivable	32.5	—	—	(32.5)	—
Other current assets	7.2	25.2	20.7	—	53.1

Total current assets	44.7	264.3	143.2	(32.5)	419.7
Property and equipment, net	1.0	77.0	20.9	—	98.9
Contract rights and list fees, net	—	18.2	16.1	—	34.3
Goodwill	—	289.4	29.4	—	318.8
Other intangibles, net	—	405.6	68.8	—	474.4
Investment in subsidiaries	1,578.2	—	—	(1,578.2)	—
Intercompany loan receivable	34.3	—	—	(34.3)	—
Intercompany receivables	—	747.1	—	(747.1)	—
Receivables from related parties	—	3.5	—	—	3.5
Other non-current assets	28.8	26.8	64.2	—	119.8

Total assets	$1,687.0	$1,831.9	$342.6	$(2,392.1)	$1,469.4

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$19.9	$0.3	$—	$—	$20.2
Accounts payable and accrued expenses	65.0	123.5	92.9	—	281.4
Payables to related parties	9.6	1.3	3.8	—	14.7
Intercompany loans payable	—	—	32.5	(32.5)	—
Deferred revenue	1.8	165.5	31.8	—	199.1
Income taxes payable	0.9	0.1	5.6	—	6.6

Total current liabilities	97.2	290.7	166.6	(32.5)	522.0
Long-term debt	1,422.3	0.9	—	—	1,423.2
Deferred income taxes	—	23.0	11.6	—	34.6
Deferred revenue	—	19.1	11.4	—	30.5
Intercompany loan payable	—	—	34.3	(34.3)	—
Intercompany payables	745.9	—	1.2	(747.1)	—
Other long-term liabilities	29.6	16.8	19.5	—	65.9

Total liabilities	2,295.0	350.5	244.6	(813.9)	2,076.2
Total Affinion Group, Inc. deficit	(608.0)	1,481.4	96.8	(1,578.2)	(608.0)
Non-controlling interest in subsidiary	—	—	1.2	—	1.2

Total deficit	(608.0)	1,481.4	98.0	(1,578.2)	(606.8)

Total liabilities and deficit	$1,687.0	$1,831.9	$342.6	$(2,392.1)	$1,469.4

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,134.6	$241.7	$—	$1,376.3

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	506.2	77.1	—	583.3
Operating costs	—	268.1	107.7	—	375.8
General and administrative	29.5	97.8	30.2	—	157.6
Facility exit costs	—	8.0	—	—	8.0
Depreciation and amortization	1.0	162.5	31.8	—	195.2

Total expenses	30.5	1,042.6	246.8	—	1,319.9

Income from operations	(30.5)	92.0	(5.1)	—	56.4
Equity in income of subsidiaries	80.1	—	—	(80.1)	—
Interest income	0.3	0.3	11.0	—	11.6
Interest income – intercompany	1.2	—	—	(1.2)	—
Interest expense	(155.5)	0.3	(2.8)	—	(158.0)
Interest expense – intercompany	—	—	(1.2)	1.2	—
Loss on extinguishment of debt	(37.0)	—	—	—	(37.0)
Other income (expense), net	—	0.1	(1.9)	—	(1.8)

Loss before income taxes and non-controlling interest	(141.4)	92.7	—	(80.1)	(128.8)
Income tax expense	(1.2)	(8.0)	(3.6)	—	(12.8)

Net loss	(142.6)	84.7	(3.6)	(80.1)	(141.6)
Less: net income attributable to non-controlling interest	—	—	(1.0)	—	(1.0)

Net loss attributable to Affinion Group, Inc.	$(142.6)	$84.7	$(4.6)	$(80.1)	$(142.6)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,123.6	$253.3	$—	$1,376.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	526.7	91.5	—	618.2
Operating costs	—	246.1	110.3	—	356.4
General and administrative	14.4	64.1	26.6	—	105.1
Depreciation and amortization	—	170.0	31.0	—	201.0

Total expenses	14.4	1,006.9	259.4	—	1,280.7

Income from operations	(14.4)	116.7	(6.1)		96.2
Equity in income of subsidiaries	91.4	—	—	(91.4)	—
Interest income	—	0.1	8.0	—	8.1
Interest income - intercompany	0.1	—	—	(0.1)	—
Interest expense	(125.4)	(0.6)	(3.7)	—	(129.7)
Interest expense - intercompany	—	—	(0.1)	0.1	—
Other income (expense), net	—	0.1	(12.1)	—	(12.0)

Loss before income taxes and non-controlling interest	(48.3)	116.3	(14.0)	(91.4)	(37.4)
Income tax (expense) benefit	(1.7)	(8.4)	(1.6)	—	(11.7)

Net loss	(50.0)	107.9	(15.6)	(91.4)	(49.1)
Less: net income attributable to non-controlling interest	—	—	(0.9)	—	(0.9)

Net loss attributable to Affinion Group, Inc.	$(50.0)	$107.9	$(16.5)	$(91.4)	$(50.0)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,155.7	$254.2	$—	$1,409.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	549.7	97.2	—	646.9
Operating costs	—	247.5	112.5	—	360.0
General and administrative	11.9	69.0	17.5	—	98.4
Depreciation and amortization	—	225.0	35.2	—	260.2

Total expenses	11.9	1,091.2	262.4	—	1,365.5

Loss from operations	(11.9)	64.5	(8.2)	—	44.4
Equity in loss of subsidiaries	62.7	—	—	(62.7)	—
Interest income	0.1	1.0	0.6	—	1.7
Interest expense	(136.2)	(2.0)	(4.7)	—	(142.9)
Other expense net	—	(0.1)	16.4	—	16.3

Loss before income taxes and non-controlling interest	(85.3)	63.4	4.1	(62.7)	(80.5)
Income tax (expense) benefit	(3.4)	(5.4)	1.3	—	(7.5)

Net loss	(88.7)	58.0	5.4	(62.7)	(88.0)
Less: net income attributable to non-controlling interest	—	—	(0.7)	—	(0.7)

Net loss attributable to Affinion Group, Inc.	$(88.7)	$58.0	$4.7	$(62.7)	$(88.7)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(142.6)	$84.7	$(3.6)	$(80.1)	$(141.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.9	162.5	31.8	—	195.2
Amortization of favorable and unfavorable contracts	—	(2.2)	—	—	(2.2)
Amortization of debt discount and financing costs	10.6	—	—	—	10.6
Unrealized loss on interest rate swaps	2.9	—	—	—	2.9
Unrealized foreign currency transaction loss	—	—	1.9	—	1.9
Loss on extinguishment of debt	37.0	—	—	—	37.0
Facility exit costs	—	8.0	—	—	8.0
Share-based compensation	8.8	—	2.3	—	11.1
Equity in (income) loss of subsidiaries	(80.1)	—	—	80.1	—
Interest accretion on held-to-maturity debt securities	—	—	(6.0)	—	(6.0)
Deferred income taxes	(0.4)	7.4	—	—	7.0
Payment received for assumption of loyalty points program liability	—	6.5	—	—	6.5
Net change in assets and liabilities:
Restricted cash	(3.4)	0.6	0.6	—	(2.2)
Receivables	(0.6)	14.8	(0.5)	—	13.7
Receivables from and payables to related parties	(3.3)	(0.8)	(6.4)	—	(10.5)
Profit-sharing receivables from insurance carriers	—	(5.2)	1.8	—	(3.4)
Prepaid commissions	—	5.5	0.9	—	6.4
Other current assets	3.0	(9.7)	(5.9)	—	(12.6)
Contract rights and list fees	—	(2.2)	—	—	(2.2)
Other non-current assets	(0.1)	4.4	0.3	—	4.6
Accounts payable and accrued expenses	30.6	17.1	(0.3)	—	47.4
Deferred revenue	(1.7)	(34.7)	(7.1)	—	(43.5)
Income taxes receivable and payable	—	(0.1)	(5.0)	—	(5.1)
Other long-term liabilities	4.7	(3.4)	(6.9)	—	(5.6)
Other, net	2.2	—	2.2	—	4.4

Net cash provided by operating activities	(131.5)	253.2	0.1	—	121.8

Investing Activities
Capital expenditures	(4.8)	(24.7)	(10.4)	—	(39.9)
Acquisition-related payments, net of cash acquired	—	(167.8)	(4.0)	—	(171.8)
Redemption (purchase) of held-to-maturity debt securities of Affinion Group Holdings, Inc	—	—	78.9	—	78.9
Restricted cash	—	—	1.5	—	1.5

Net cash used in investing activities	(4.8)	(192.5)	66.0	—	(131.3)

Financing Activities
Proceeds from issuance of term loan	875.0	—	—	—	875.0
Proceeds from issuance of senior notes	471.5	—	—	—	471.5
Deferred financing costs	(35.5)	—	—	—	(35.5)
Repayment of term loan	(655.3)	—	—	—	(655.3)
Redemption of senior notes	(467.6)	—	—	—	(467.6)
Principal payments on borrowings	—	(0.3)	—	—	(0.3)
Dividends paid to parent company	(119.8)	—	—	—	(119.8)
Intercompany receivables and payables	205.5	(205.3)	(0.2)	—	—
Intercompany loans	20.0	—	(20.0)	—	—
Intercompany dividends	29.7	—	(29.7)	—	—
Capitalization of subsidiary	(86.3)	134.5	(48.2)	—	—
Repurchase of employee equity award of a subsidiary	—	—	(3.6)	—	(3.6)
Distribution to non-controlling interest of a subsidiary	—	—	(1.0)	—	(1.0)

Net cash provided by financing activities	237.2	(71.1)	(102.7)	—	63.4

Effect of changes in exchange rates on cash and cash equivalents	—	—	(2.6)	—	(2.6)

Net increase in cash and cash equivalents	100.9	(10.4)	(39.2)	—	51.3
Cash and cash equivalents, beginning of period	3.9	13.6	52.3	—	69.8

Cash and Cash Equivalents, End of Period	$104.8	$3.2	$13.1	$—	$121.1

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(50.0)	$107.9	$(15.6)	$(91.4)	$(49.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.2	169.9	30.9	—	201.0
Amortization of favorable and unfavorable contracts	—	(2.2)	—	—	(2.2)
Amortization of debt discount and financing costs	8.2	—	—	—	8.2
Unrealized loss on interest rate swaps	(0.9)	—	—	—	(0.9)
Unrealized foreign currency transaction loss	—	—	13.6	—	13.6
Amortization of share-based compensation	5.0	—	—	—	5.0
Equity in (income) loss of subsidiaries	(91.4)	—	—	91.4	—
Interest accretion on held-to-maturity debt securities	—	—	(4.3)	—	(4.3)
Deferred income taxes	0.1	7.6	(3.2)	—	4.5
Payment received for assumption of loyalty points program liability	—	6.7	—	—	6.7
Net change in assets and liabilities:
Restricted cash	—	1.7	(0.3)	—	1.4
Receivables	(0.6)	(19.2)	(9.0)	—	(28.8)
Receivables from and payables to related parties	(0.1)	2.2	(3.1)	—	(1.0)
Profit-sharing receivables from insurance carriers	—	28.3	(1.6)	—	26.7
Prepaid commissions	—	(3.1)	1.2	—	(1.9)
Other current assets	(3.5)	(2.6)	(2.4)	—	(8.5)
Contract rights and list fees	—	(1.9)	—	—	(1.9)
Other non-current assets	0.2	(16.9)	(1.2)	—	(17.9)
Accounts payable and accrued expenses	(26.5)	7.7	15.3	—	(3.5)
Deferred revenue	1.8	(43.3)	0.7	—	(40.8)
Income taxes receivable and payable	(0.1)	1.4	(0.4)	—	0.9
Other long-term liabilities	—	(0.8)	(3.8)	—	(4.6)
Other, net	0.5	(0.1)	(0.2)	—	0.2

Net cash provided by operating activities	(157.1)	243.3	16.6	—	102.8

Investing Activities
Capital expenditures	0.5	(31.5)	(8.9)	—	(39.9)
Acquisition-related payments, net of cash acquired	—	(2.3)	(20.2)	—	(22.5)
Purchase of held-to-maturity debt securities of Affinion Group Holdings, Inc.	—	—	(49.2)	—	(49.2)
Restricted cash	—	0.2	(0.1)	—	0.1

Net cash used in investing activities	0.5	(33.6)	(78.4)	—	(111.5)

Financing Activities
Proceeds from issuance of senior notes	136.5	—	—	—	136.5
Deferred financing costs	(4.5)	—	—	—	(4.5)
Repayments under line of credit, net	(57.0)	—	—	—	(57.0)
Principal payments on borrowings	(6.4)	(0.3)	—	—	(6.7)
Dividends paid to parent company	(26.2)	—	—	—	(26.2)
Intercompany receivables and payables	192.4	(198.2)	5.8	—	—
Intercompany loans	(25.5)	—	25.5	—	—
Intercompany dividends	0.5	(0.5)	—	—	—
Capitalization of subsidiary	(49.3)	—	49.3	—	—
Distribution to non-controlling interest of a subsidiary	—	—	(0.7)	—	(0.7)

Net cash provided by financing activities	160.5	(199.0)	79.9	—	41.4

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.8	—	0.8

Net increase in cash and cash equivalents	3.9	10.7	18.9	—	33.5
Cash and cash equivalents, beginning of period	—	2.9	33.4	—	36.3

Cash and Cash Equivalents, End of Period	$3.9	$13.6	$52.3	$—	$69.8

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(88.7)	$58.0	$5.4	$(62.7)	$(88.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	225.0	35.2	—	260.2
Amortization of favorable and unfavorable contracts	—	(2.2)	(0.8)	—	(3.0)
Amortization of debt discount and financing costs	5.9	—	—	—	5.9
Unrealized loss on interest rate swap	15.9	—	—	—	15.9
Unrealized foreign currency transaction gain	—	—	(16.5)	—	(16.5)
Amortization of share-based compensation	3.1	—	—	—	3.1
Equity in (income) loss of subsidiaries	(62.7)	—	—	(62.7)	—
Deferred income taxes	—	8.2	(6.7)	—	1.5
Payment received for assumption of loyalty points program liability	—	7.4	—	—	7.4
Net change in assets and liabilities:
Restricted cash	—	(0.1)	1.0	—	0.9
Receivables	(0.5)	(5.7)	(2.1)	—	(8.3)
Receivables from and payables to related parties	(2.1)	1.1	(0.7)	—	(1.7)
Profit-sharing receivables from insurance carriers	—	(38.1)	(1.4)	—	(39.5)
Prepaid commissions	—	1.6	3.0	—	4.6
Other current assets	0.5	(4.5)	(2.1)	—	(6.1)
Contract rights and list fees	—	(5.1)	—	—	(5.1)
Other non-current assets	0.3	(1.9)	(0.8)	—	(2.4)
Accounts payable and accrued expenses	41.5	(42.6)	5.8	—	4.7
Deferred revenue	—	(29.2)	5.4	—	(23.8)
Income taxes receivable and payable	0.4	(4.4)	0.7	—	(3.3)
Other long-term liabilities	2.8	0.1	(5.0)	—	(2.1)
Other, net	(1.4)	(0.2)	0.3	—	(1.3)

Net cash provided by operating activities	(85.0)	167.4	20.7	—	103.1

Investing Activities				—
Capital expenditures	(1.1)	(24.1)	(11.5)	—	(36.7)
Acquisition-related payments, net of cash acquired	—	(0.5)	(13.2)	—	(13.7)
Restricted cash	—	—	(8.7)	—	(8.7)

Net cash used in investing activities	(1.1)	(24.6)	(33.4)	—	(59.1)

Financing Activities				—
Borrowings under line of credit, net	18.5	—	—	—	18.5
Principal payments on borrowings	—	(0.3)	—	—	(0.3)
Dividends paid to parent company	(37.0)	—	—	—	(37.0)
Intercompany receivables and payables	145.5	(142.4)	(3.1)	—	—
Intercompany loans	(41.1)	—	41.1	—	—
Intercompany dividends	0.2	(0.2)	—	—	—
Distribution to non-controlling interest of a subsidiary	—	—	(0.4)	—	(0.4)

Net cash used in financing activities	86.1	(142.9)	37.6	—	(19.2)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(2.7)	—	(2.7)

Net increase (decrease) in cash and cash equivalents	—	(0.1)	22.2	—	22.1
Cash and cash equivalents, beginning of period	—	3.0	11.2	—	14.2

Cash and Cash Equivalents, End of Period	$—	$2.9	$33.4	$—	$36.3

19. SUBSEQUENT EVENTS

On January 14, 2011, the Company and Affinion Holdings entered into, and consummated, an Agreement and Plan of Merger that resulted in the acquisition of Webloyalty by the Company. In accordance with the Agreement and Plan of Merger, on January 14, 2011, the Company acquired all of the capital stock of Webloyalty, and the interest of security holders of Webloyalty immediately prior to the Merger were converted into Affinion Holdings’ securities, as follows: (i) the shares of common stock of Webloyalty were converted into shares of Affinion Holdings’ common stock, (ii) options to purchase shares of Webloyalty’s common stock granted under Webloyalty’s equity plans, whether vested or unvested, were converted into options to purchase shares of Affinion Holdings’ common stock, (iii) warrants to purchase shares of Webloyalty’s common stock were converted into warrants to purchase Affinion holdings’ common stock and (iv) awards of restricted shares of Webloyalty’s common stock (to the extent unvested) were converted into awards of restricted shares of Affinion Holdings’ common stock.

Webloyalty is a leading online marketing services company that provides, designs and administers online subscription loyalty solutions that offer valuable discounts, services and benefits for its subscribers and provides its clients with programs that enhance their relationships with their customers. The Company believes that the Company’s and Webloyalty’s product suites are highly complementary, allowing for a relatively seamless integration of benefits, as well as the opportunity to leverage the individual services and features to build a better stronger offer for the consumer and thereby enhance the value proposition for the Company’s affinity marketing partners. Additionally, the significant scale of the Company’s marketing operations will benefit substantially through the integration of the innovative technologies Webloyalty has created in improving the design and targeting of offers. Also, Webloyalty has a strong presence in certain European markets where the Company seeks to expand its operations and accelerate its rate of growth.

In connection with the Webloyalty acquisition, Webloyalty and its domestic subsidiaries have become guarantors under the Company’s senior secured credit facility, the indentures governing the Company’s 7.875% senior notes and 11 1/2% senior subordinated notes and the indentures governing Affinion Holdings’ notes.

The purchase price allocation for Webloyalty is not complete as the acquisition occurred in January 2011, and the Company is still in the process of valuing the consideration paid, identifying the assets acquired and liabilities assumed and allocating the purchase price among the assets acquired and liabilities assumed. Therefore, the Company is unable to disclose pro forma revenue, loss before income taxes and non-controlling interest or preliminary purchase accounting. As of December 31, 2010, the Company had incurred $2.4 million of acquisition costs.

On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the existing consulting agreement described in Note 14 – Related Party Transactions, except that the annual fee paid by Affinion will increase to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million being paid promptly after January 14, 2011 in respect of calendar year 2011.

On January 18, 2011, the Company declared and paid a dividend of approximately $123.4 million to Affinion Holdings. Affinion Holdings used cash on hand and the proceeds of the cash dividend to (i) redeem a portion of its outstanding preferred stock, (ii) pay a cash dividend to its stockholders (including holders of restricted stock units), (iii) pay a one-time cash bonus to its option holders and (iv) pay additional amounts for transaction fees and expenses.

On February 11, 2011, the Company obtained incremental term loans in an aggregate principal amount of $250.0 million under the Company’s amended and restated senior secured credit facility. The Company is using the proceeds of the incremental term loans (a) for working capital and other corporate purposes, (b) to fund future strategic initiatives and (c) to pay a dividend to Affinion Holdings, to be used (i) to fund a dividend of $133.4 million to Affinion Holdings’ shareholders, (ii) to fund the redemption of all of Affinion Holdings’ preferred stock, (iii) for general corporate purposes, (iv) for near-term interest payments of Affinion Holdings and (v) for certain other purposes.

On February 18, 2011, a class action complaint was filed against Webloyalty and one of its clients in the District Court for the Western District of Virginia. The complaint asserts various causes of action on behalf of a putative nationwide class, including unfair and deceptive acts and practices, unjust enrichment, invasion of privacy, money had and received, larceny, obtaining money by false pretense, trover, conversion, detinue, trespass, fraud, misrepresentation and computer fraud and violations under the Electronic Communications Privacy Act in connection with the sale by Webloyalty of its membership programs. The complaint was served on the Company on March 3, 2011. The Company has not yet responded to the complaint, but the Company intends to vigorously defend itself against this lawsuit.