Form 10-Q
period 2011-03-31
Affinion Group, Inc.
filed 2011-04-29
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 28, 2011 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(In millions, except share amounts)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$74.2	$121.1
Restricted cash	35.0	35.3
Receivables (net of allowance for doubtful accounts of $1.2 and $1.2, respectively)	143.5	119.3
Receivables from related parties	6.3	6.1
Profit-sharing receivables from insurance carriers	84.2	75.0
Prepaid commissions	57.9	58.0
Income taxes receivable	2.3	2.8
Other current assets	89.1	65.9

Total current assets	492.5	483.5
Property and equipment, net	120.0	113.4
Contract rights and list fees, net	25.9	25.9
Goodwill	632.8	402.7
Other intangibles, net	460.2	410.6
Other non-current assets	79.5	79.1

Total assets	$1,810.9	$1,515.2

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.6	$9.1
Accounts payable and accrued expenses	438.8	367.3
Payables to related parties	33.5	17.3
Deferred revenue	173.3	163.9
Income taxes payable	4.9	2.8

Total current liabilities	662.1	560.4
Long-term debt	1,930.0	1,685.2
Deferred income taxes	59.1	54.2
Deferred revenue	20.4	21.0
Other long-term liabilities	57.5	59.3

Total liabilities	2,729.1	2,380.1

Commitments and contingencies (Note 7)
Deficit
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	145.2	172.1
Accumulated deficit	(1,075.8)	(1,047.8)
Accumulated other comprehensive income	12.0	9.5

Total Affinion Group, Inc. deficit	(918.6)	(866.2)
Non-controlling interest in subsidiary	0.4	1.3

Total deficit	(918.2)	(864.9)

Total liabilities and deficit	$1,810.9	$1,515.2

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In millions)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Net revenues	$366.9	$343.2

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	143.9	138.7
Operating costs	108.0	93.9
General and administrative	52.8	35.4
Depreciation and amortization	49.9	48.5

Total expenses	354.6	316.5

Income from operations	12.3	26.7
Interest income	0.2	3.5
Interest expense	(35.8)	(37.7)
Other income (expense), net	—	(1.8)

Loss before income taxes and non-controlling interest	(23.3)	(9.3)
Income tax expense	(4.5)	(3.2)

Net loss	(27.8)	(12.5)
Less: net income attributable to non-controlling interest	(0.2)	(0.3)

Net loss attributable to Affinion Group, Inc.	$(28.0)	$(12.8)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2011	$172.1	$(1,047.8)	$9.5	$1.3	$(864.9)
Comprehensive loss
Net income (loss)		(28.0)		0.2	(27.8)
Currency translation adjustment			2.5		2.5

Total comprehensive loss					(25.3)
Capital contribution from parent	296.3				296.3
Dividend paid to non-controlling interest				(1.1)	(1.1)
Return of capital	(323.2)				(323.2)

Balance, March 31, 2011	$145.2	$(1,075.8)	$12.0	$0.4	$(918.2)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2010	$285.5	$(905.2)	$11.7	$1.2	$(606.8)
Comprehensive loss
Net income (loss)		(142.6)		1.0	(141.6)
Currency translation adjustment			(2.2)	0.1	(2.1)

Total comprehensive loss					(143.7)
Dividend paid to non-controlling interest				(1.0)	(1.0)
Repurchase of employee equity award of a subsidiary	(4.8)				(4.8)
Return of capital	(119.8)				(119.8)
Capital contribution	11.2				11.2

Balance, December 31, 2010	$172.1	$(1,047.8)	$9.5	$1.3	$(864.9)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In millions)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Operating Activities
Net loss	$(27.8)	$(12.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49.9	48.5
Amortization of favorable and unfavorable contracts	(0.3)	(0.6)
Amortization of debt discount and financing costs	2.0	2.5
Unrealized loss on interest rate swaps	0.6	4.4
Unrealized foreign currency transaction loss	—	1.9
Share-based compensation	2.8	2.2
Interest accretion on held-to-maturity debt securities	—	(2.0)
Deferred income taxes	2.5	9.5
Net change in assets and liabilities:
Restricted cash	(0.1)	(0.7)
Receivables	(17.7)	—
Receivables from and payables to related parties	(3.0)	(1.8)
Profit-sharing receivables from insurance carriers	(9.1)	(11.3)
Prepaid commissions	0.3	0.4
Other current assets	(7.6)	4.7
Contract rights and list fees	(1.5)	0.7
Other non-current assets	3.2	(5.7)
Accounts payable and accrued expenses	10.9	41.3
Deferred revenue	5.7	(8.9)
Income taxes receivable and payable	1.8	(8.1)
Other long-term liabilities	(2.5)	(3.3)
Other, net	(1.9)	2.7

Net cash provided by operating activities	8.2	63.9

Investing Activities
Capital expenditures	(13.2)	(9.8)
Restricted cash	1.1	(0.7)
Acquisition-related payments, net of cash acquired	—	(37.5)
Cash acquired with acquisition	26.1	—
Other investing activity	—	(1.0)

Net cash provided by (used in) investing activities	14.0	(49.0)

Financing Activities
Proceeds from new borrowings	250.0	—
Principal payments on borrowings	(2.9)	(19.7)
Financing costs	(5.4)	—
Repurchase of employee equity award of a subsidiary	(3.5)	—
Return of capital to parent company	(323.2)	(3.8)
Receivables from and payables to parent company	16.1	—
Distribution to non-controlling interest of a subsidiary	(1.1)	—

Net cash used in financing activities	(70.0)	(23.5)

Effect of changes in exchange rates on cash and cash equivalents	0.9	(2.8)

Net decrease in cash and cash equivalents	(46.9)	(11.4)
Cash and cash equivalents, beginning of period	121.1	69.8

Cash and cash equivalents, end of period	$74.2	$58.4

Supplemental Disclosure of Cash Flow Information:
Interest payments	$15.6	$8.4

Income tax payments, net of refunds	$0.2	$1.5

Non-cash investing and financing activities:
Accrued capital expenditures	$0.5	$0.5

Contribution of Affinion Holdings equity instruments used for Webloyalty acquisition	$296.3	$—

Receipt of in-kind interest on held-to-maturity debt securities	$—	$2.9

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation—On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), a wholly-owned subsidiary of Affinion Group Holdings, Inc. (“Affinion Holdings”) and an affiliate of Apollo Global Management, LLC (“Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”).

All references to Cendant refer to Cendant Corporation, which changed its name to Avis Budget Group, Inc. in August 2006, and its consolidated subsidiaries, particularly in context of its business and operations prior to, and in connection with, the Company’s separation from Cendant.

The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of the Company. In presenting these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect reported amounts of assets and liabilities and related disclosures, and disclosure of contingent assets and liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates, by their nature, are based on judgments and available information at the time such estimate is made. As such, actual results could differ from those estimates. In management’s opinion, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 4, 2011 (the “Form 10-K”).

Business Description—The Company is a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest companies in the world. The Company partners with these companies to develop and market subscription-based programs that provide valuable services to their end-customers using its expertise in customer engagement, product development, creative design and data-driven targeted marketing. These programs and services enable the companies that the Company partners with to generate significant, high-margin incremental revenue, as well as strengthen and enhance the loyalty of their customer relationships, which can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. The Company refers to the companies that it works with to provide customer engagement and loyalty solutions as its marketing partners. The Company refers to subscribers or members as those consumers to whom it provides services directly and has a contractual relationship. The Company refers to end-customers as those consumers that it services on behalf of a third party, such as one of its marketing partners, with whom it has a contractual relationship.

The Company utilizes its substantial expertise in a variety of direct engagement media, such as direct mail, inbound and outbound telephony, point-of-sale marketing, direct response radio and television and the Internet to market products and services to the customers of its marketing partners on a highly targeted basis.

The Company designs customer engagement and loyalty solutions with an attractive suite of benefits that it believes are likely to interest and engage consumers based on their needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer considerable savings. For example, the Company provides credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), discount travel services, loyalty points programs, various checking account and credit card enhancement services, as well as other products and services.

•	Affinion North America. Affinion North America is comprised of the Company’s Membership, Insurance and Package, and Loyalty customer engagement businesses in North America.

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

•

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

2.	ACQUISITIONS

On January 14, 2011, the Company and Affinion Holdings entered into, and consummated, an Agreement and Plan of Merger that resulted in the acquisition of Webloyalty Holdings, Inc. (“Webloyalty”) by the Company. In accordance with the Agreement and Plan of Merger, on January 14, 2011, the Company acquired all of the capital stock of Webloyalty, and the interest of security holders of Webloyalty immediately prior to the Merger were converted into Affinion Holdings’ securities, as follows: (i) the shares of common stock of Webloyalty were converted into shares of Affinion Holdings’ common stock, (ii) options to purchase shares of Webloyalty’s common stock granted under Webloyalty’s equity plans, whether vested or unvested, were converted into options to purchase shares of Affinion Holdings’ common stock, (iii) warrants to purchase shares of Webloyalty’s common stock were converted into warrants to purchase Affinion Holdings’ common stock and (iv) awards of restricted shares of Webloyalty’s common stock (to the extent unvested) were converted into awards of restricted shares of Affinion Holdings’ common stock. In connection with the acquisition, Affinion Holdings contributed (i) approximately 25.1 million shares of its common stock, (ii) options to purchase approximately 1.2 million shares of Affinion Holdings’ common stock and (iii) warrants to purchase approximately 0.5 million shares of Affinion Holdings’ common stock to the Company, which the Company issued as consideration to acquire Webloyalty.

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

In connection with the Webloyalty acquisition, Webloyalty and its domestic subsidiaries have become guarantors under the Company’s senior secured credit facility and the indentures governing the Company’s 7.875% senior notes and 11 1/2% senior subordinated notes (see Note 5—Long-term Debt).

The purchase price allocation for Webloyalty is not complete as the acquisition occurred in January 2011, and the Company is still in the process of valuing the consideration paid, identifying the assets acquired and liabilities assumed and allocating the purchase price among the assets acquired and liabilities assumed. However, on a preliminary basis, the Company has allocated the estimated Webloyalty purchase price of $296.3 million among the assets acquired and liabilities assumed as follows (in millions):

Cash	$26.1
Accounts receivable	4.2
Other current assets	9.9
Property and equipment	5.2
Intangible assets	84.6
Goodwill	227.3
Other assets	0.3
Accounts payable and accrued liabilities	(57.8)
Deferred income tax	(1.3)
Income taxes payable	(0.7)

Non-current deferred income taxes	(1.5)

Consideration transferred	$296.3

The intangible assets are comprised principally of member relationships ($57.0 million) and patents and technology ($14.9 million), which are being depreciated on an accelerated basis over weighted-average useful lives of seven and ten years, respectively. Revenue and income (loss) from operations related to Webloyalty included in the Company’s consolidated statement of operations for the three months ended March 31, 2011 is $22.4 million and $(0.4) million, respectively. The pro forma revenue and income (loss) before income taxes and non-controlling interest of the Company assuming the Webloyalty acquisition and the Connexions acquisition (described below) had occurred on January 1, 2010 and January 1, 2009, respectively, would have been $423.6 million and $1.7 million, respectively, for the three months ended March 31, 2010 and $372.8 million and $(21.6) million, respectively, for the three months ended March 31, 2011. The pro forma results are intended for informational purposes and are not necessarily indicative of the results of operations that would have occurred had the Webloyalty and Connexions acquisitions been in effect at the beginning of the periods presented, or of future results of the combined operations. The purchase price allocation is subject to finalization of the Company’s analysis of the fair value of the consideration paid, assets acquired and liabilities assumed as of January 14, 2011. The finalization of the Company’s purchase accounting analysis may result in changes in the valuation of assets and liabilities that could be material, as well as changes in the useful lives of acquired assets. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year after the acquisition date. As of March 31, 2011, the Company had incurred $3.7 million of acquisition costs of which $1.3 million was recognized during the three months ended March 31, 2011 and has been included in general and administrative expense in the unaudited condensed consolidated statement of operations.

On January 4, 2010, the Company acquired credit card registration membership contracts from a U.S.-based financial institution for approximately $37.1 million. The purchase price has been allocated to member relationships, since there were no other assets acquired or liabilities assumed.

On July 1, 2010, the Company acquired 100% of Loyalty Travel Agency, L.L.C. and Connexions Loyalty Travel Solutions, L.L.C. (collectively “Connexions”), providers of loyalty rewards travel solutions in North America, pursuant to the membership interests purchase agreement dated as of May 19, 2010, for $135.0 million less a working capital adjustment of $0.8 million. The Company incurred transaction costs of $2.0 million, which were recognized in the third and fourth quarters of 2010. The Company financed the acquisition and related costs with available cash on hand.

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

The intangible assets acquired are principally affinity relationships ($46.0 million) and patents and technology ($5.0 million), which are being amortized on a straight-line basis over weighted-average useful lives of fourteen years and five years, respectively.

3.	INTANGIBLE ASSETS

Intangible assets consisted of:

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$908.8	$(724.7)	$184.1
Affinity relationships	651.7	(425.9)	225.8
Proprietary databases and systems	58.6	(55.2)	3.4
Trademarks and tradenames	29.1	(10.0)	19.1
Patents and technology	44.9	(18.4)	26.5
Covenants not to compete	2.2	(0.9)	1.3

	$1,695.3	$(1,235.1)	$460.2

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$846.0	$(700.5)	$145.5
Affinity relationships	643.0	(411.1)	231.9
Proprietary databases and systems	55.8	(54.8)	1.0
Trademarks and tradenames	26.9	(9.4)	17.5
Patents and technology	30.0	(16.6)	13.4
Covenants not to compete	2.1	(0.8)	1.3

	$1,603.8	$(1,193.2)	$410.6

The increase in member relationships and patents and technology from December 31, 2010 to March 31, 2011 is primarily due to the acquisition of Webloyalty (see Note 2—Acquisitions). In addition, foreign currency translation resulted in an increase in intangible assets and accumulated amortization of $7.0 million and $3.8 million, respectively, from December 31, 2010 to March 31, 2011.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Member relationships	$24.0	$23.5
Affinity relationships	11.4	12.5
Proprietary databases and systems	0.3	0.3
Trademarks and tradenames	0.5	0.4
Patents and technology	1.8	0.6
Covenants not to compete	0.1	0.1

	$38.1	$37.4

Based on the Company’s amortizable intangible assets as of March 31, 2011, the Company expects the related amortization expense for fiscal 2011 and the four succeeding fiscal years to be approximately $155.3 million in 2011, $123.8 million in 2012, $69.6 million in 2013, $60.0 million in 2014 and $41.7 million in 2015.

At January 1, 2011 and March 31, 2011, the Company had gross goodwill of $418.2 million and $648.3 million, respectively, and accumulated impairment losses of $15.5 million as of both dates. The accumulated impairment loss recognized in 2006 represents the impairment of all of the goodwill assigned to the Loyalty products segment related to the Apollo Transactions. The change in the Company’s carrying amount of goodwill in fiscal 2011 is primarily due to the January 14, 2011 acquisition of Webloyalty. Based on its preliminary allocation of the purchase price paid for Webloyalty between the acquired assets and assumed liabilities, the Company has attributed $227.3 million of the purchase price to goodwill. The goodwill has been allocated to the Membership products segment ($167.6 million) and the International products segment ($59.7 million). The carrying amount of goodwill attributed to each of the Company’s reportable segments is as follows:

	March 31, 2011	December 31, 2010
Membership products	$398.8	$231.1
Insurance and package products	58.3	58.3
Loyalty products	82.2	82.2
International products	93.5	31.1

	$632.8	$402.7

4.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$62.5	$(55.8)	$6.7	$60.4	$(52.2)	$8.2
List fees	33.8	(14.6)	19.2	31.1	(13.4)	17.7

	$96.3	$(70.4)	$25.9	$91.5	$(65.6)	$25.9

Amortization expense for the three months ended March 31, 2011 was $3.0 million, of which $1.2 million is included in marketing expense and $1.8 million is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense for the three months ended March 31, 2010 was $3.3 million, of which $1.0 million is included in marketing expense and $2.3 million is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Based on the Company’s contract rights and list fees as of March 31, 2011, the Company expects the related amortization expense for fiscal 2011 and the four succeeding fiscal years to be approximately $11.8 million in 2011, $4.3 million in 2012, $3.8 million in 2013, $3.0 million in 2014 and $2.4 million in 2015.

5.	LONG-TERM DEBT

Long-term debt consisted of:

	March 31, 2011	December 31, 2010
Term loan due 2016	$1,115.6	$868.4
7.875% senior notes due 2018, net of unamortized discount of $3.4 and $3.5, respectively, with an effective interest rate of 8.00%	471.6	471.5
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $2.4 and $2.5, respectively, with an effective interest rate of 11.75%	353.1	353.0
Capital lease obligations	1.3	1.4

Total debt	1,941.6	1,694.3
Less: current portion of long-term debt	(11.6)	(9.1)

Long-term debt	$1,930.0	$1,685.2

On April 9, 2010, the Company, as Borrower and Affinion Holdings, as guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). The Affinion Credit Facility initially consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. On December 13, 2010, the Company, as Borrower and Affinion Holdings, as guarantor, entered into an agreement with two of its lenders which resulted in an increase in the revolving credit facility to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011. On February 11, 2011, the Company obtained incremental term loans in an aggregate principal amount of $250.0 million under the Company’s amended and restated senior secured credit facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes (defined below) unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. The effective interest rate on the term loan for the period from January 1, 2011 to March 31, 2011 was 5% per annum. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in the Company’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires the Company to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under the Affinion Credit Facility were utilized to repay the outstanding balance of the previously existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of approximately $7.4 million during the second quarter of 2010 representing the write-off of the unamortized balance of the deferred financing costs associated with the prior credit facility.

As of March 31, 2011 and December 31, 2010, there were no outstanding borrowings under the revolving credit facility. Borrowings and repayments during the three months ended March 31, 2011 were $50.0 million and $50.0 million, respectively. Borrowing and repayments under the previously existing revolving credit facility during the three months ended March 31, 2010 were $39.0 million and $39.0 million, respectively. As of March 31, 2011, the Company had $158.2 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $6.8 million of letters of credit.

On November 19, 2010, the Company completed a private offering of $475.0 million aggregate principal amount of 7.875% Senior Notes due 2018 (“2010 Senior Notes”). The 2010 Senior Notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 2010 Senior Notes will mature on December 15, 2018. The 2010 Senior Notes are redeemable at the Company’s option prior to maturity. The indenture governing the 2010 Senior Notes contains negative covenants which restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. The Company’s obligations under the 2010 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s indebtedness under the Affinion Credit Facility. The 2010 Senior Notes and guarantees thereof are senior unsecured obligations of the Company and rank equally with all of the Company’s and the guarantors existing and future senior indebtedness and senior to the Company’s and the guarantors existing and future subordinated indebtedness. The 2010 Senior Notes are therefore effectively subordinated to the Company’s and the guarantors’ existing and future secured indebtedness, including the Company’s obligations under the Affinion Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2010 Senior Notes are structurally subordinated to all indebtedness and other obligations of each of the Company’s existing and future subsidiaries that are not guarantors. In connection with the issuance of the 2010 Senior Notes, the Company entered into a registration rights agreement, pursuant to which the Company has agreed, among other things, to offer to exchange the 2010 Senior Notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. In the event that the Company does not comply with its obligations under the registration rights agreement to file the registration statement within 180 days and have it declared effective within 300 days, the Company will be required to pay liquidated damages to holders of the 2010 Senior Notes in an amount equal to 0.25% per annum of the principal amount of the 2010 Senior Notes, which amount will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all defaults under the registration rights agreement have been cured up to a maximum of 1.00% per annum. The Company filed the registration statement, which has not been declared effective, in March 2011. The Company used substantially all of the net proceeds of the offering of the 2010 Senior Notes to finance the purchase of the Senior Notes (defined below) issued in 2005 and 2006 and the 2009 Senior Notes (defined below).

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bore interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes would have matured on October 15, 2013. The Senior Notes were guaranteed by substantially all of the domestic subsidiaries of the Company. The Senior Notes were redeemed in November 2010 using the net proceeds from the offering of the 2010 Senior Notes.

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

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually, on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the 2010 Senior Notes as discussed in Note 12—Guarantor/Non-Guarantor Supplemental Financial Information.

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

On June 5, 2009, the Company issued senior notes (“2009 Senior Notes”), with a face value of $150.0 million, for net proceeds of $136.5 million. The 2009 Senior Notes bore interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The 2009 Senior Notes would have matured on October 15, 2013. The 2009 Senior Notes were guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility, the Senior Notes and the Senior Subordinated. Although the terms and covenants of the 2009 Senior Notes were substantially identical to those of the Senior Notes, the 2009 Senior Notes were not additional securities under the indenture governing the Senior Notes, were issued under a separate indenture, did not vote as a single class with the Senior Notes and did not necessarily trade with the Senior Notes. The 2009 Senior Notes were redeemed in November 2010 using the net proceeds from the offering of the 2010 Senior Notes.

The Affinion Credit Facility, the 2010 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends to its parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the three months ended March 31, 2011 and 2010, the Company paid cash dividend to its parent company, Affinion Holdings, of $323.2 million and $3.8 million respectively.

As of March 31, 2011, the Company believes it is in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures that govern the 2010 Senior Notes and the Senior Subordinated Notes.

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of 11.625% senior notes due November 15, 2015, (the “Affinion Holdings Senior Notes”). Any failure by Affinion Holdings to pay principal of, or interest on, the Affinion Holdings Senior Notes would constitute an event of default under the Affinion Credit Facility, giving the lenders under the Affinion Credit Facility the right to accelerate the repayment of all borrowings thereunder, which acceleration would also give rise to an event of default under the indentures governing the 2010 Senior Notes and Senior Subordinated Notes. As a holding company with no significant assets other than the ownership of 100% of the Company’s common stock, Affinion Holdings will depend on the Company’s cash flows to make any cash interest payments on the Affinion Holdings Senior Notes.

6.	INCOME TAXES

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of March 31, 2011 and 2010, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of March 31, 2011 and 2010, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rate for the three months ended March 31, 2011 and 2010 were (19.2)% and (33.9)% respectively. The difference in the effective tax rates for the three months ended March 31, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $9.3 million for the three months ended March 31, 2010 to $23.3 million for the three months ended March 31, 2011 and an increase in the income tax provision from $3.2 million for the three months ended March 31, 2010 to $4.5 million for the three months ended March 31, 2011. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million of interest related to uncertain tax positions arising in the three months ended March 31, 2011. The interest has been included in income tax expense for the current period. The Company’s net uncertain tax liability for the three months ended March 31, 2011 decreased by $1.6 million as a result of current period activity.

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Federal, state and local jurisdictions are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. For significant foreign jurisdictions, tax years in Germany and the United Kingdom remain open. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months. Any income tax liabilities or refunds relating to periods prior to October 17, 2005 are the responsibility of Cendant as discussed in Note 9—Related Party Transactions.

7.	COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company is involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. The Company, including Webloyalty, is also a party to lawsuits which were brought against it and its affiliates and which purport to be a class action in nature and allege that the Company violated certain federal or state consumer protection statutes (as described below). The Company intends to vigorously defend itself against such lawsuits.

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, California Consumers Legal Remedies Act, and California False Advertising Law. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. The Company does not know when the appeal will be decided. Notwithstanding the appeal, the case is currently proceeding in the district court. There has been limited discovery and motion practice to date.

On November 10, 2010, a class action complaint was filed against the Company, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A. in the United States District Court for the Eastern District of New York. The complaint asserts various causes of action on behalf of several putative nationwide classes that largely overlap with one another. The claims asserted are in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, and New York’s General Business Law. On April 6, 2011, the Company and Trilegiant filed a motion to compel individual (non-class) arbitration of the plaintiff’s claims. The Company’s co-defendant, 1-800-Flowers.com, joined in the motion to compel arbitration, and co-defendant Chase Bank filed a motion to stay the case against it pending arbitration, or alternatively to dismiss. Under the schedule set by the court, briefing on the motions will conclude on June 8, 2011. The Company does not know when the court will issue a ruling on these motions.

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. The plaintiff has thirty days in which to seek an appeal of the Court’s dismissal of this case.

On August 27, 2010, another substantially similar class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On December 23, 2010, Webloyalty filed a motion to dismiss this lawsuit. The court has not yet scheduled a hearing or ruled on Webloyalty’s motion.

On February 18, 2011, a class action complaint was filed against Webloyalty and one of its clients in the District Court for the Western District of Virginia. The complaint asserts various causes of action on behalf of a putative nationwide class, including unfair and deceptive acts and practices, unjust enrichment, invasion of privacy, money had and received, larceny, obtaining money by false pretense, trover, conversion, detinue, trespass, fraud, misrepresentation and computer fraud and violations under the Electronic Communications Privacy Act in connection with the sale by Webloyalty of its membership programs. The complaint was served on the Company on March 3, 2011. Following the April 12, 2011 decision dismissing the substantially similar class action lawsuit commenced in United States District Court for the Southern District of California described above, plaintiff in the Virginia class action lawsuit agreed to settle her case on an individual basis for a nominal amount. The parties filed a stipulation of dismissal with the court on April 21, 2011.

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

On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and the Company’s Chief Executive Officer, in the Iowa District Court for Polk County. This action was superseded by an action filed on March 11, 2011. The current action does not name the Company’s Chief Executive Officer and alleges violations of Iowa’s Buying Club Law, and seeks injunctive relief as well as monetary relief. The Company is attempting to resolve the matter through settlement.

Other Contingencies

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

The Company believes that the amount accrued for the above matters is adequate, and the reasonably possible loss beyond the amounts accrued will not have a material adverse effect on its financial condition, results of operations, or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of March 31, 2011, the Company provided guarantees for surety bonds totaling approximately $12.2 million and issued letters of credit totaling $7.1 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of March 31, 2011, there were 7.9 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com

NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of March 31, 2011, after conversion of the outstanding options under the webloyalty.com ISO Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.1 million shares of Affinion Holdings’ common stock at exercise prices ranging from $0.91 to $0.98. All of the outstanding options were vested as of March 31, 2011 and expire between September 2011 and September 2012. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. At the date of acquisition of Webloyalty, there were a de minimis amount of fully vested options to acquire shares of Affinion Holdings’ common stock at an exercise price of $1.17, which expire in July 2013. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of March 31, 2011, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 1.1 million shares of Affinion Holdings common stock at exercise prices ranging from $4.83 to $14.45. Substantially all of the outstanding options were vested as of March 31, 2011 and expire between May 2015 and September 2018.

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

Stock Options

During the three months ended March 31, 2011 and 2010, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the three months ended March 31, 2010, 0.1 million stock options were granted to employees from the 2007 Plan. The options granted to employees during the three months ended March 31, 2010 were granted with an exercise price of $12.63, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. There were no stock options granted to employees from the 2007 Plan during the three months ended March 31, 2011.

The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three months ended March 31, 2010, there were less than 0.1 million stock options granted to members of the Board of Directors from the 2007 Plan with an exercise price of $12.63, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. These options fully vest on the date of grant and have an option term of 10 years. There were no stock options granted to members of the Board of Directors from the 2007 Plan during the three months ended March 31, 2011.

The fair value of each option award from the 2007 Plan during the three months ended March 31, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

2010
Expected volatility	66.5%
Expected life (in years)	6.25
Risk-free interest rate	2.79%
Dividend yield	—%

A summary of option activity for the three months ended March 31, 2011 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2011	1,651	807	807	441	1,512
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(2)	(14)	(14)	(23)	(53)

Outstanding options at March 31, 2011	1,649	793	793	418	1,459

Vested or expected to vest at March 31, 2011	1,649	793	793	418	1,459

Exercisable options at March 31, 2011	1,587	—	—	418	779

Weighted average remaining contractual term (in years)	4.9	4.9	4.9	6.2	7.6
Weighted average grant date fair value per option granted in 2011	$—	$—	$—	$—	$—
Weighted average exercise price of exercisable options at March 31, 2011	$1.54	$—	$—	$5.81	$14.06
Weighted average exercise price of outstanding options at March 31, 2011	$1.59	$1.59	$1.59	$5.81	$14.27

Based on the estimated fair values of options granted, stock-based compensation expense for the three months ended March 31, 2011 and 2010 totaled $1.8 million and $1.1 million, respectively. In addition, in connection with dividends paid by Affinion Holdings to its common stock holders during the three months ended March 31, 2011, Affinion Holdings made payments to holders of options to purchase shares of Affinion Holdings’ common stock of $13.7 million, which has been recognized by the Company as compensation expense during the three months ended March 31, 2011. As of March 31, 2011, there was $5.8 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.1 years.

In addition, during the three months ended March 31, 2011, the Company recognized stock-based compensation expense of $0.1 million relating to stock options issued under the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan that were converted into options to acquire shares of common stock of Affinion Holdings in connection with the Webloyalty acquisition. These options are time-based options vesting ratably on each of the first four anniversaries subsequent to the grant date. As of March 31, 2011, there were 0.1 million fully vested options outstanding under the webloyalty.com ISO Plan with exercise prices ranging from $0.91 to $0.98 per share and a weighted average remaining contractual life of 1.2 years. As of March 31, 2011, there were a de minimis amount of fully vested options outstanding under the webloyalty.com NQ Plan with an exercise price of $1.17 and a remaining contractual life of 2.2 years. As of March 31, 2011, there were 1.1 million options outstanding under the Webloyalty 2005 Plan with exercises prices ranging from $4.83 to $14.45 per share and a weighted average remaining contractual life of 5.6 years. As of March 31, 2011, approximately 1.0 million of the outstanding options issued under the Webloyalty 2005 Plan were vested and approximately 0.1 million were unvested.

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

A summary of restricted stock unit activity for the three months ended March 31, 2011 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2011	737	$12.63
Granted	—	—
Vested	(232)	12.63
Forfeited	(40)	12.63

Outstanding restricted unvested awards at March 31, 2011	465	$12.63

Weighted average remaining contractual term (in years)	0.9

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $1.0 million and $1.1 million, respectively. In addition, in connection with dividends paid by Affinion Holdings to its common stock holders during the three months ended March 31, 2011, Affinion Holdings authorized payments to holders of unvested restricted stock units to be paid as the restricted stock units vest of $2.1 million, which has been recognized by the Company as compensation expense during the three months ended March 31, 2011. As of March 31, 2011, there was $6.0 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.6 years.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham continues to hold a portion of the warrant issued in connection with the Apollo Transactions, which is scheduled to expire on April 30, 2011, while Realogy was subsequently acquired by an affiliate of Apollo.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. There was no revenue earned for such services for the three months ended March 31, 2011 and 2010. The Company incurred expenses of $0.3 million for each of the three months ended March 31, 2011 and 2010, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Certain marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expired in December 2010, subject to automatic one year renewal periods, and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminated an agreement prior to December 31, 2010, the Cendant subsidiary was required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. During 2010, a supplemental agreement was entered into which had the effect of extending the remaining marketing agreements to December 31, 2012. The expense incurred for such services was $0.4 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company continues to administer loyalty programs for certain Cendant subsidiaries. The agreements provided for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The initial loyalty and reward program agreements expired on December 31, 2009. A termination notice has been received related to one of the programs and administration of that program ceased during 2010. The contract to administer the other program was renewed for a three year term. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.5 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.3 million for each of the three months ended March 31, 2011 and 2010.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion will increase to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. The amounts expensed related to this consulting agreement were $0.7 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively, and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.3 million for each of the three months ended March 31, 2011 and 2010, and are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.

On January 28, 2010, the Company acquired an ownership interest of approximately 5% in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provided support services to Alclear and recognized revenue of $0.3 million for the three months ended March 31, 2011. There was no revenue recognized for the three months ended March 31, 2010.

On January 18, 2011, the Company declared and paid a dividend of approximately $123.4 million to Affinion Holdings. Affinion Holdings used cash on hand and the proceeds of the cash dividend to (i) redeem a portion of its outstanding preferred stock for approximately $41.2 million, (ii) pay a cash dividend to its stockholders (including holders of restricted stock units) of approximately $115.4 million, (iii) pay a one-time cash bonus to its option holders of approximately $9.6 million and (iv) pay additional amounts for transaction fees and expenses.

On February 11, 2011, the Company obtained incremental term loans in an aggregate principal amount of $250.0 million under the Company’s amended and restated senior secured credit facility. The Company used the proceeds of the incremental term loans (a) for working capital and other corporate purposes, (b) to fund future strategic initiatives and (c) to pay a dividend to Affinion Holdings, to be used (i) to pay $133.4 million to Affinion Holdings’ shareholders and holders of certain options to purchase shares of Affinion Holdings, (ii) to fund the redemption of all of Affinion Holdings’ preferred stock for approximately $5.4 million, (iii) for general corporate purposes, (iv) for near-term interest payments of Affinion Holdings and (v) for certain other purposes.

10.	FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

Interest Rate Swaps

The Company entered into an interest rate swap as of December 14, 2005. This swap converted a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap for the period from January 1, 2010 to December 31, 2010, the swap termination date, was $50.0 million.

In January 2008, the Company entered into an interest rate swap effective February 21, 2008. This swap converted a notional amount of the Company’s floating rate debt into a fixed rate obligation. The notional amount of the swap for the period from February 23, 2010 to February 22, 2011, the swap termination date, was $598.6 million.

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

All outstanding interest rate swaps are recorded at fair value. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. For the three months ended March 31, 2011 and 2010, the Company recorded interest expense, representing realized and unrealized gains and losses, of $0.6 million and $8.3 million, respectively, related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2011 (dollars are in millions unless otherwise indicated):

	2011	2012	2013	2014	2015	2016 and Thereafter	Total	Fair Value At March 31, 2011
Fixed rate debt	$0.3	$0.4	$0.4	$0.2	$355.6	$475.0	$831.9	$821.1
Average interest rate	9.43%	9.43%	9.43%	9.43%	9.43%	7.88%
Variable rate debt	$11.3	$11.2	$11.3	$11.2	$11.3	$1,059.3	$1,115.6	$1,118.4
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed-interest rate swaps(b)								$18.8
Average pay rate	2.99%	2.99%
Average receive rate	0.36%	0.94%

(a)	Average interest rate is based on rates in effect at March 31, 2011.
(b)	The fair value of the interest rate swaps is included in other long-term liabilities at March 31, 2011. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

Foreign Currency Forward Contract

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. During the three months ended March 31, 2011, the Company recognized a realized loss of $0.2 million and had an unrealized loss as of March 31, 2011 of less than $0.1 million.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2011 and December 31, 2010, approximately $82.3 million and $73.7 million, respectively, of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at March 31, 2011 and December 31, 2010 due to the short-term maturities of these assets and liabilities.

b.	Investments—At March 31, 2011 and December 31, 2010, the carrying amounts of equity investments, which are included in other current assets on the consolidated balance sheets, approximate fair value, which is based on quoted market prices or other available market information.

c.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at March 31, 2011 and December 31, 2010 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

d.	Interest Rate Swaps—At March 31, 2011 and December 31, 2010, the Company’s estimated fair value of its interest rate swaps is based upon available market information. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions. The counterparty to the swap entered into in 2009 had a current long-term rating of Aa3 by Moody’s and A+ by Standard & Poor’s and Fitch Ratings. The Company does not expect any losses from non-performance by the counterparty.

e.	Foreign Currency Forward Contract—At March 31, 2011 and December 31, 2010, the Company’s estimated fair value of its foreign currency forward contract is based upon available market information. The fair value of the foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contract. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contract. The counterparty to the foreign currency forward contract is a major financial institution with a current long-term rating of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings. The Company does not expect any losses from non-performance by the counterparty.

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

The fair values of certain financial instruments as of March 31, 2011, are shown in the table below:

	Fair Value Measurements at March 31, 2011
	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (included in other current assets)	$0.2	$0.2	$—	—
Interest rate swaps (included in other long-term liabilities)	(18.8)	—	(18.8)	—

The fair values of certain financial instruments as of December 31, 2010 are shown in the table below:

	Fair Value Measurements at December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in accounts payable and accrued expenses)	(3.9)	—	(3.9)	—
Interest rate swaps (included in other long-term liabilities)	(18.2)	—	(18.2)	—

11.	SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

The Segment EBITDA of the Company’s four reportable segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. General corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2010.

Net Revenues

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Affinion North America
Membership products	$183.3	$172.9
Insurance and package products	87.9	87.8
Loyalty products	32.8	19.2
Eliminations	(0.9)	(0.9)

Total North America	303.1	279.0
Affinion International
International products	63.8	64.2

	$366.9	$343.2

Segment EBITDA

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Affinion North America
Membership products	$31.5	$39.6
Insurance and package products	31.7	27.4
Loyalty products	10.2	5.5

Total North America	73.4	72.5
Affinion International
International products	3.9	7.7

Total products	77.3	80.2
Corporate	(15.1)	(5.0)

$62.2	$75.2

	For the Three Months Ended
	March 31, 2011	March 31,2010
Segment EBITDA	$62.2	$75.2
Depreciation and amortization	(49.9)	(48.5)

Income from operations	$12.3	$26.7

As of March 31, 2011 and December 31, 2010, the segment assets of the Membership products segment were $774.5 million and $536.4 million, respectively. As of March 31, 2011 and December 31, 2010, the segment assets of the International products segment were $324.7 million and $217.8 million, respectively. The increases in Membership products and International products segment assets of $238.1 million and $106.9 million, respectively, are primarily attributable to the acquisition of Webloyalty on January 14, 2011.

12.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, and the related condensed consolidating statements of operations for the three month periods ended March 31, 2011 and 2010 and the related condensed consolidating statements of cash flows for the three month periods ended March 31, 2011 and 2010 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2011

(In millions)

	Affinion Group, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$33.2	$5.2	$35.8	$—	$74.2
Restricted cash	3.3	21.2	10.5	—	35.0
Receivables, net	1.1	92.5	49.9	—	143.5
Receivables from related parties	—	6.1	0.2	—	6.3
Profit-sharing receivables from insurance carriers	—	82.8	1.4	—	84.2
Prepaid commissions	—	52.1	5.8	—	57.9
Income taxes receivable	—	1.2	1.1	—	2.3
Intercompany loans receivables	16.7	—	—	(16.7)	—
Other current assets	13.5	38.9	36.7	—	89.1

Total current assets	67.8	300.0	141.4	(16.7)	492.5
Property and equipment, net	8.9	90.3	20.8	—	120.0
Contract rights and list fees, net	—	21.1	4.8	—	25.9
Goodwill	—	539.2	93.6	—	632.8
Other intangibles, net	—	403.1	57.1	—	460.2
Investment in subsidiaries	2,046.7	69.2	—	(2,115.9)	—
Intercompany loan receivables	33.9	—	—	(33.9)	—
Intercompany receivables	—	1,008.5	—	(1,008.5)	—
Other non-current assets	38.3	33.2	8.0	—	79.5

Total assets	$2,195.6	$2,464.6	$325.7	$(3,175.0)	$1,810.9

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.2	$0.4	$—	$—	$11.6
Accounts payable and accrued expenses	100.8	219.4	118.7	—	438.8
Payables to related parties	30.6	0.7	2.1	—	33.5
Deferred revenue	—	139.4	33.9	—	173.3
Income taxes payable	1.3	1.2	2.4	—	4.9
Intercompany loans payable	—	—	16.7	(16.7)	—

Total current liabilities	143.9	361.1	173.8	(16.7)	662.1
Long-term debt	1,929.1	0.9	—	—	1,930.0
Deferred income taxes	(0.2)	47.1	12.2	—	59.1
Deferred revenue	—	12.3	8.1	—	20.4
Intercompany loan payable	—	—	33.9	(33.9)	—
Intercompany payables	1,004.9	—	3.6	(1,008.5)	—
Other long-term liabilities	36.5	10.2	10.8	—	57.5

Total liabilities	3,114.2	431.6	242.4	(1,059.1)	2,729.1

Affinion Group, Inc. deficit	(918.6)	2,033.0	82.9	(2,115.9)	(918.6)
Non-controlling interest in subsidiary	—	—	0.4	—	0.4

Total deficit	(918.6)	2,033.0	83.3	(2,115.9)	(918.2)

Total liabilities and deficit	$2,195.6	$2,464.6	$325.7	$(3,175.0)	$1,810.9

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$104.8	$3.2	$13.1	$—	$121.1
Restricted cash	3.4	21.5	10.4	—	35.3
Receivables, net	1.6	76.3	41.4	—	119.3
Receivables from related parties	—	5.8	0.3	—	6.1
Profit-sharing receivables from insurance carriers	—	73.7	1.3	—	75.0
Prepaid commissions	—	51.8	6.2	—	58.0
Income taxes receivable	—	1.6	1.2	—	2.8
Intercompany loans receivable	12.5	—	—	(12.5)	—
Other current assets	4.2	36.2	25.5	—	65.9

Total current assets	126.5	270.1	99.4	(12.5)	483.5
Property and equipment, net	8.2	84.4	20.8	—	113.4
Contract rights and list fees, net	—	19.7	6.2	—	25.9
Goodwill	—	371.6	31.1	—	402.7
Other intangibles, net	—	358.7	51.9	—	410.6
Investment in subsidiaries	1,719.3	—	—	(1,719.3)	—
Intercompany loan receivable	32.1	—	—	(32.1)	—
Intercompany receivables	—	945.0	—	(945.0)	—
Other non-current assets	43.8	25.8	9.5	—	79.1

Total assets	$1,929.9	$2,075.3	$218.9	$(2,708.9)	$1,515.2

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$8.7	$0.4	$—	$—	$9.1
Accounts payable and accrued expenses	99.1	177.1	91.1	—	367.3
Payables to related parties	14.6	0.7	2.0	—	17.3
Intercompany loans payable	—	—	12.5	(12.5)	—
Deferred revenue	0.1	136.8	27.0	—	163.9
Income taxes payable	1.0	—	1.8	—	2.8

Total current liabilities	123.5	315.0	134.4	(12.5)	560.4
Long-term debt	1,684.2	1.0	—	—	1,685.2
Deferred income taxes	—	42.9	11.3	—	54.2
Deferred revenue	—	13.0	8.0	—	21.0
Intercompany loan payable	—	—	32.1	(32.1)	—
Intercompany payables	943.9	—	1.1	(945.0)	—
Other long-term liabilities	44.5	2.8	12.0	—	59.3

Total liabilities	2,796.1	374.7	198.9	(989.6)	2,380.1

Affinion Group, Inc. deficit	(866.2)	1,700.6	18.7	(1,719.3)	(866.2)
Non-controlling interest in subsidiary	—	—	1.3	—	1.3

Total deficit	(866.2)	1,700.6	20.0	(1,719.3)	(864.9)

Total liabilities and deficit	$1,929.9	$2,075.3	$218.9	$(2,708.9)	$1,515.2

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$303.1	$63.8	$—	$366.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	120.6	23.3	—	143.9
Operating costs	—	78.3	29.7	—	108.0
General and administrative	20.9	22.7	9.2	—	52.8
Depreciation and amortization	0.3	41.9	7.7	—	49.9

Total expenses	21.2	263.5	69.9	—	354.6

Income (loss) from operations	(21.2)	39.6	(6.1)	—	12.3
Interest (expense) income, net	(35.3)	0.1	(0.4)	—	(35.6)
Interest income (expense)—intercompany	0.3	—	(0.3)	—	—

Income (loss) before income taxes and non-controlling interest	(56.2)	39.7	(6.8)	—	(23.3)
Income tax expense	(0.6)	(3.6)	(0.3)	—	(4.5)

	(56.8)	36.1	(7.1)	—	(27.8)
Equity in income of subsidiaries	28.8	—	—	(28.8)	—

Net income (loss)	(28.0)	36.1	(7.1)	(28.8)	(27.8)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Net income (loss) attributable to Affinion Group, Inc.	$(28.0)	$36.1	$(7.3)	$(28.8)	$(28.0)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$279.0	$64.2	$—	$343.2

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	118.1	20.6	—	138.7
Operating costs	—	64.5	29.4	—	93.9
General and administrative	9.1	18.1	8.2	—	35.4
Depreciation and amortization	—	40.9	7.6	—	48.5

Total expenses	9.1	241.6	65.8	—	316.5

Income (loss) from operations	(9.1)	37.4	(1.6)	—	26.7
Interest (expense) income, net	(37.1)	0.2	2.7	—	(34.2)
Interest income (expense)—intercompany	0.3	—	(0.3)	—	—
Other expense, net	—	—	(1.8)	—	(1.8)

Income (loss) before income taxes and non-controlling interest	(45.9)	37.6	(1.0)	—	(9.3)
Income tax expense	(0.4)	(1.6)	(1.2)	—	(3.2)

	(46.3)	36.0	(2.2)	—	(12.5)
Equity in income of subsidiaries	33.5	—	—	(33.5)	—

Net income (loss)	(12.8)	36.0	(2.2)	(33.5)	(12.5)
Less: net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)

Net income (loss) attributable to Affinion Group, Inc.	$(12.8)	$36.0	$(2.5)	$(33.5)	$(12.8)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(28.0)	$36.1	$(7.1)	$(28.8)	$(27.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.3	41.9	7.7	—	49.9
Amortization of favorable and unfavorable contracts	—	(0.3)	—	—	(0.3)
Amortization of debt discount and financing costs	2.0	—	—	—	2.0
Unrealized loss on interest rate swaps	0.6	—	—	—	0.6
Share-based compensation	2.8	—	—	—	2.8
Equity in income (loss) of subsidiaries	(28.8)	—	—	28.8	—
Deferred income taxes	0.2	2.3	—	—	2.5
Net change in assets and liabilities:				—
Restricted cash	0.2	0.3	(0.6)	—	(0.1)
Receivables	0.5	(13.6)	(4.6)	—	(17.7)
Receivables from and payables to related parties	(3.1)	(0.2)	0.3	—	(3.0)
Profit-sharing receivables from insurance carriers	—	(9.0)	(0.1)	—	(9.1)
Prepaid commissions	—	(0.3)	0.6	—	0.3
Other current assets	(9.4)	1.2	0.6	—	(7.6)
Contract rights and list fees	—	(1.5)	—	—	(1.5)
Other non-current assets	0.1	2.4	0.7	—	3.2
Accounts payable and accrued expenses	1.6	4.2	5.1	—	10.9
Deferred revenue	(0.1)	0.7	5.1	—	5.7
Income taxes receivable and payable	0.2	1.5	0.1	—	1.8
Other long-term liabilities	0.1	(0.8)	(1.8)	—	(2.5)
Other, net	(1.9)	(0.1)	0.1	—	(1.9)

Net cash (used in) provided by operating activities	(62.7)	64.8	6.1	—	8.2

Investing Activities
Capital expenditures	(0.9)	(11.0)	(1.3)	—	(13.2)
Restricted cash	—	—	1.1	—	1.1
Acquisition-related payment, net of cash acquired	—	10.4	15.7	—	26.1

Net cash used in investing activities	(0.9)	(0.6)	15.5	—	14.0

Financing Activities
Proceeds from borrowings	250.0	—	—	—	250.0
Principal payments on borrowings	(2.8)	(0.1)	—	—	(2.9)
Financing costs	(5.4)	—	—	—	(5.4)
Repurchase of employee equity award of a subsidiary	—	—	(3.5)	—	(3.5)
Return of capital to parent company	(323.2)	—	—	—	(323.2)
Intercompany loan	(3.6)	—	3.6	—	—
Intercompany receivables and payables	60.9	(62.1)	1.2	—	—
Receivable from parent company	16.1	—	—	—	16.1
Distribution to non-controlling interest	—	—	(1.1)	—	(1.1)

Net cash provided by (used in) financing activities	(8.0)	(62.2)	0.2	—	(70.0)

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.9	—	0.9

Net increase (decrease) in cash and cash equivalents	(71.6)	2.0	22.7	—	(46.9)
Cash and cash equivalents, beginning of period	104.8	3.2	13.1	—	121.1

Cash and cash equivalents, end of period	$33.2	$5.2	$35.8	$—	$74.2

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(12.8)	$36.0	$(2.2)	$(33.5)	$(12.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.2	40.7	7.6	—	48.5
Amortization of favorable and unfavorable contracts	—	(0.6)	—	—	(0.6)
Amortization of debt discount and financing costs	2.5	—	—	—	2.5
Unrealized loss on interest rate swaps	4.4	—	—	—	4.4
Unrealized foreign currency transaction loss	—	—	1.9	—	1.9
Share-based compensation	2.2	—	—	—	2.2
Interest accretion on held-to-maturity debt securities	—	—	(2.0)	—	(2.0)
Equity in (income) loss of subsidiaries	(33.5)	—	—	33.5	—
Deferred income taxes	0.1	1.5	7.9	—	(9.5)
Net change in assets and liabilities:				—
Restricted cash	—	(0.6)	(0.1)	—	(0.7)
Receivables	(1.1)	12.6	(11.5)	—	—
Receivables from and payables to related parties	(0.4)	0.7	(2.1)	—	(1.8)
Profit-sharing receivables from insurance carriers	—	(12.5)	1.2	—	(11.3)
Prepaid commissions	—	1.3	(0.9)	—	0.4
Other current assets	(0.3)	5.3	(0.3)	—	4.7
Contract rights and list fees	—	0.7	—	—	0.7
Other non-current assets	(2.5)	(3.1)	(0.1)	—	(5.7)
Accounts payable and accrued expenses	31.6	(7.4)	17.1	—	41.3
Deferred revenue	(0.2)	(7.4)	(1.3)	—	(8.9)
Income taxes receivable and payable	(0.2	(0.3)	(8.0)	—	(8.1)
Other long-term liabilities	0.1	—	(3.4)	—	(3.3)
Other, net	2.0	—	0.7	—	2.7

Net cash provided by (used in) operating activities	(7.5)	66.9	4.5	—	63.9

Investing Activities
Capital expenditures	(2.6)	(4.9)	(2.3)	—	(9.8)
Restricted cash	—	—	(0.7)	—	(0.7)
Acquisition-related payments, net of cash acquired	—	(37.5)	—	—	(37.5)
Other investing activity	—	—	(1.0)	—	(1.0)

Net cash used in investing activities	(2.6)	(42.4)	(4.0)	—	(49.0)

Financing Activities
Principal payments on borrowings	(19.6)	(0.1)	—	—	(19.7)
Dividends paid to parent company	(3.8)	—	—	—	(3.8)
Intercompany loan	20.0	—	(20.0)	—	—
Intercompany receivables and payables	36.6	(35.0)	(1.6)	—	—
Capital contribution	(1.0)	—	1.0	—	—

Net cash provided by (used in) financing activities	32.2	(35.1)	(20.6)	—	(23.5)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(2.8)	—	(2.8)

Net increase (decrease) in cash and cash equivalents	22.1	(10.6)	(22.9)	—	(11.4)
Cash and cash equivalents, beginning of period	3.9	13.6	52.3	—	69.8

Cash and cash equivalents, end of period	$26.0	$3.0	$29.4	$—	$58.4

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Form 10-Q”) is prepared by Affinion Group, Inc. Unless otherwise indicated or the context otherwise requires, in this Form 10-Q all references to “Affinion,” the “Company,” “we,” “our” and “us” refer to Affinion Group, Inc. and its subsidiaries on a consolidated basis; and all references to “Affinion Holdings” refer to Affinion Group Holdings, Inc., the parent company of Affinion Group, Inc.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2011 and 2010. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the three months ended March 31, 2011 and 2010 and our financial condition as of March 31, 2011, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of

December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, included in Form 10-K for a summary of our significant accounting policies.

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

As of March 31, 2011, we had approximately 71 million subscribers and customers enrolled in our membership, insurance and package programs worldwide and approximately 111 million customers who received credit or debit card enhancement services or loyalty points-based management services.

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

We offer all of our products and services through both retail and wholesale arrangements although, on a wholesale basis, currently we primarily provide services and benefits derived from our credit card registration, credit monitoring and identity-theft resolution products. In the majority of our retail arrangements, we incur marketing expenses to acquire new customers for our subscription-based membership, insurance and package enhancement products with the objective of building highly profitable and predictable recurring future revenue streams and cash flows. For our membership, insurance and package enhancement products, these marketing costs are expensed when the costs are incurred as the campaign is launched.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of the membership term. This allows us to recognize revenue ratably over the annual membership term. In both 2010 and the three months ended March 31, 2011, approximately 96% of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

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

Acquisitions

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

Regulatory Environment

We are subject to federal and state regulation as well as regulation by foreign authorities in other jurisdictions. Certain regulations that govern our operations include: federal, state and foreign marketing and consumer protection laws and regulations; federal, state and foreign privacy and data protection; and federal, state and foreign insurance and insurance mediation regulations. Federal regulations are primarily enforced by the FTC and the FCC. State regulations are primarily enforced by individual state attorneys general. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

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

Results of Operations

Supplemental Data

We manage our business using a portfolio approach, meaning that we allocate and reallocate our marketing investments in the ongoing pursuit of the highest and best available returns, allocating our resources to whichever products, geographies and programs offer the best opportunities. With the globalization of our clients, the continued evolution of our programs and services and the ongoing refinement and execution of our marketing allocation strategy, we have developed the following table that we believe captures the way we look at the businesses when we allocate capital.

	Three Months Ended March 31,
	2011	2010
Global Average Subscribers, excluding Basic Insureds	47,766	43,483
Annualized Net Revenue per Global Average Subscriber, excluding Basic Insureds(1)	$28.55	$28.87
Global Membership Subscribers(2)
Average Global Retail Subscribers(3)	11,437	10,621
Annualized Net Revenue Per Average Subscriber(1)	$79.72	$71.95
Global Package Subscribers and Wholesale(4)
Average Global Package Subscribers and Wholesale(3)	31,985	28,392
Annualized Net Revenue per Average Global Package Subscriber(1)	$6.36	$8.05
Global Insureds
Average Supplemental Insureds(3)	4,344	4,470
Annualized Net Revenue Per Supplemental Insured(1)	$57.22	$58.78
Global Average Subscribers, including Basic Insureds	70,100	66,517

(1)	Annualized Net Revenue Per Global Average Subscriber and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average subscribers or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or an insured, as applicable, the subscriber’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(2)	Global Membership Subscribers is comprised of the former “Global Membership Products: Average Retail Members including wholesale formerly retail and other” as well as “Affinion International: Other Retail Membership” line items presented in our prior Quarterly and Annual Reports.

(3)	Average Global Subscribers and Average Supplemental Insureds for the period are each calculated by determining the average subscribers or insureds, as applicable, for each month (adding the number of subscribers or insureds, as applicable, at the beginning of the month with the number of subscribers or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A subscriber’s or insured’s, as applicable, account is added or removed in the period in which the subscriber or insured, as applicable, has joined or cancelled.

(4)	Global Package Subscribers and Wholesale is comprised of the former “Affinion North America: Package”, “Affinion North America: Membership Products Wholesale (excluding the portion for service formerly retail and other)” and “Affinion International: Package” line items presented in our prior Quarterly and Annual Reports.

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

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the marketing partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage. Since 2009, we have been successful in increasing the average revenue per supplemental insured due in part to our marketing efforts to increase coverage levels from our existing base of insureds and by offering higher coverage levels to new insureds which has substantially offset the decline in the total number of supplemental insureds.

The domestic package member base has stabilized, with the majority of the growth in 2010 and the first three months of 2011 due to a new wholesale relationship we began in 2008.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table summarizes our consolidated results of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Increase (Decrease)
Net revenues	$366.9	$343.2	$23.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	143.9	138.7	5.2
Operating costs	108.0	93.9	14.1
General and administrative	52.8	35.4	17.4

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Increase (Decrease)
Depreciation and amortization	49.9	48.5	1.4

Total expenses	354.6	316.5	38.1

Income from operations	12.3	26.7	(14.4)
Interest income	0.2	3.5	(3.3)
Interest expense	(35.8)	(37.7)	1.9
Other expense, net	—	(1.8)	1.8

Loss before income taxes and non-controlling interest	(23.3)	(9.3)	(14.0)
Income tax expense	(4.5)	(3.2)	(1.3)

Net loss	(27.8)	(12.5)	(15.3)
Less: net income attributable to non-controlling interest	(0.2)	(0.3)	0.1

Net loss attributable to Affinion Group, Inc.	$(28.0)	$(12.8)	$(15.2)

Summary of Operating Results for the Three Months Ended March 31, 2011

The following is a summary of changes affecting our operating results for the three months ended March 31, 2011.

Net revenues increased $23.7 million, or 6.9%, for the three months ended March 31, 2011 as compared to the same period in the prior year. Net revenues in our North American units increased $24.1 million, primarily as a result of net revenues of $14.5 million from the July 1, 2010 acquisition of Connexions Loyalty Travel Solutions, L.L.C. (“Connexions”), a provider of loyalty rewards travel solutions in North America, or the Connexions acquisition, and $14.9 million from the January 14, 2011 acquisition of Webloyalty Holdings, Inc. (“Webloyalty”), a leading online marketing services company, or the Webloyalty acquisition, which were partially offset by lower net revenues in our Membership business exclusive of Webloyalty. International segment net revenues declined by $0.4 million primarily from lower package revenues which were substantially offset by net revenues of $7.4 million from the Webloyalty acquisition.

Segment EBITDA decreased $13.0 million, as the positive impact of the Webloyalty and Connexions acquisitions were more than offset by lower net revenues excluding acquisitions and higher general and administrative costs primarily attributable to cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $14.8 million.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following section provides an overview of our consolidated results of operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Net Revenues. During the three months ended March 31, 2011 we reported net revenues of $366.9 million, an increase of $23.7 million, or 6.9%, as compared to net revenues of $343.2 million in the comparable period in 2010. Net revenues of our Membership products increased $10.4 million primarily due to higher net revenue from the Webloyalty acquisition and the impact of increased net revenue from higher average revenue per retail member which was partially offset by the negative effect of lower retail member volumes. Loyalty products net revenues increased $13.6 million which was primarily attributable to the Connexions acquisition. International products net revenues decreased $0.4 million as the increase from the Webloyalty acquisition was negated by lower Package revenue and a change in deal structure with a key client. Net revenues from our Insurance and Package products was primarily unchanged as a one-time payment from a benefit provider was offset by an increase in the cost of insurance and lower package revenue primarily due to lower fee-based revenue from our NetGain product and lower annualized net revenue per average package member.

Marketing and Commissions Expense. Marketing and commissions expense increased by $5.2 million, or 3.7%, to $143.9 million for the three months ended March 31, 2011 from $138.7 million for the three months ended March 31, 2010. Marketing and commissions expense increased primarily due to the acquisition of Webloyalty. Additionally, increased marketing and commissions in our Membership business was partially offset by lower costs in our Insurance and Package business.

Operating Costs. Operating costs increased by $14.1 million, or 15.0%, to $108.0 million for the three months ended March 31, 2011 from $93.9 million for the three months ended March 31, 2010. Operating costs were higher primarily due to the Webloyalty and Connexions acquisitions, which totaled $15.2 million.

General and Administrative Expense. General and administrative expense increased by $17.4 million, or 49.2%, to $52.8 million for the three months ended March 31, 2011 from $35.4 million for the three months ended March 31, 2010, primarily from cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $14.8 million. Higher costs from the Webloyalty and Connexions acquisitions and higher costs in Membership were partially offset by a net favorable impact of unrealized foreign exchange gains recorded on intercompany balances in 2011 as compared to unrealized foreign exchange losses recorded on intercompany balances in 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $1.4 million for the three months ended March 31, 2011 to $49.9 million from $48.5 million for the three months ended March 31, 2010, primarily from recording $6.1 million more amortization expense in 2011 as compared to 2010 related to intangible assets acquired in the Webloyalty and Connexions acquisitions, principally member relationships and affinity relationships, partially offset by lower amortization of $4.6 million on the intangible assets acquired in the connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Income. Interest income decreased $3.3 million for the three months ended March 31, 2011 to $0.2 million due to the absence in 2011 of accreted interest on held-to-maturity debt securities. These debt securities were originally issued by Affinion Holdings and repurchased by the Company in 2009 and were redeemed as part of the Affinion Holdings debt refinancing in the fourth quarter of 2010.

Interest Expense. Interest expense decreased by $1.9 million, or 5.0%, to $35.8 million for the three months ended March 31, 2011 from $37.7 million for the three months ended March 31, 2010, as the impact of higher interest accrued on our term loan of approximately $8.2 million primarily due to increased borrowings, was more than offset by a $7.7 million more favorable impact of interest rate swaps in 2011 as compared to 2010 and a $2.1 million favorable impact of refinancing our 10  1/8% senior notes in the fourth quarter of 2010.

Other Expense. During the three months ended March 31, 2010, we recorded foreign exchange losses of $1.8 million related to intercompany financing transactions. These intercompany borrowings were settled during the first quarter of 2010 and as a result no related foreign currency exchange gains or losses were recorded during the three months ended March 31, 2011.

Income Tax Expense. Income tax expense increased by $1.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to an increase in the current state and foreign tax expense and deferred state tax liabilities, offset by a decrease in deferred foreign and federal tax expense for the three months ended March 31, 2011.

Our effective income tax rates for the three months ended March 31, 2011 and 2010 were (19.2)% and (33.9)%, respectively. The difference in the effective tax rates for the three months ended March 31, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $9.3 million for the three months ended March 31, 2010 to $23.3 million for the three months ended March 31, 2011 and a decrease in income tax expense from $3.2 million for the three months ended March 31, 2010 to $4.5 million for the three months ended March 31, 2011. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended March 31,
	Net Revenues			Segment EBITDA(1)
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$183.3	$172.9	$10.4	$31.5	$39.6	$(8.1)
Insurance and package products	87.9	87.8	0.1	31.7	27.4	4.3
Loyalty products	32.8	19.2	13.6	10.2	5.5	4.7
Eliminations	(0.9)	(0.9)	—	—	—	—

Total North America	303.1	279.0	24.1	73.4	72.5	0.9
Affinion International

	Three Months Ended March 31,
	Net Revenues			Segment EBITDA(1)
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
International products	63.8	64.2	(0.4)	3.9	7.7	(3.8)

Total products	366.9	343.2	23.7	77.3	80.2	(2.9)
Corporate	—	—	—	(15.1)	(5.0)	(10.1)

Total	$366.9	$343.2	$23.7	62.2	75.2	(13.0)

Depreciation and amortization				(49.9)	(48.5)	(1.4)

Income from operations				$12.3	$26.7	$(14.4)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $10.4 million, or 6.0%, to $183.3 million for the three months ended March 31, 2011 as compared to $172.9 million for the three months ended March 31, 2010. Net revenues increased in 2011 primarily as a result of the Webloyalty acquisition which added $14.9 million. Excluding Webloyalty, net revenues decreased $4.5 million primarily as the negative effect of lower retail member volumes more than offset the impact of increased net revenue from higher average revenue per retail member.

Segment EBITDA decreased by $8.1 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Segment EBITDA decreased from the lower net revenues excluding Webloyalty and higher general and administrative costs of $3.3 million along with higher marketing and commissions of $6.4 million. Marketing and commissions increased primarily due to more normalized marketing spend in 2011 as compared to the first quarter of 2010 when certain marketing campaigns were delayed. These factors more than offset the $6.0 million of Segment EBITDA attributable to Webloyalty.

Insurance and Package Products. Insurance and package products reported net revenues of $87.9 million for the three months ended March 31, 2011, essentially unchanged as compared to $87.8 million for the three months ended March 31, 2010. Insurance revenue increased approximately $3.8 million, principally due to a one-time payment from a benefit provider which partially offset higher cost of insurance from higher claims experience. Package revenue decreased approximately $3.7 million, primarily due to lower fee-based revenues from our NetGain product and lower annualized net revenue per average package member.

Segment EBITDA increased by $4.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily from lower marketing and commissions.

Loyalty Products. Revenues from Loyalty products increased by $13.6 million, or 70.8%, for the three months ended March 31, 2011 to $32.8 million as compared to $19.2 million for the three months ended March 31, 2010. Net revenues increased $14.5 million as a result of the Connexions acquisition.

Segment EBITDA increased by $4.7 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily from the Connexions acquisition.

Affinion International

International Products. International products net revenues decreased by $0.4 million, or 0.6%, to $63.8 million for the three months ended March 31, 2011 as compared to $64.2 million for the three months ended March 31, 2010. Net revenues in our Package business decreased $6.8 million primarily due to certain contract cancellations and contract renewal renegotiations with existing package clients. Net revenues further declined from a change in deal structure with a key client thereby moving joins from retail to wholesale. These decreases more than offset the contribution of Webloyalty which added $7.4 million of net revenues.

Segment EBITDA decreased by $3.8 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily from the lower net revenues exclusive of Webloyalty which more than offset lower marketing and commissions and lower general and administrative expenses.

Corporate

Corporate costs increased by $10.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, principally due to cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $13.2 million partially offset by unrealized foreign exchange gains recorded in 2011 on intercompany borrowings as compared to unrealized foreign exchange losses recorded on intercompany borrowings in 2010 which netted to a favorable impact of $3.9 million.

Financial Condition, Liquidity and Capital Resources

Financial Condition—March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010	Increase (Decrease)
	(in millions)
Total assets	$1,810.9	$1,515.2	$295.7
Total liabilities	2,729.1	2,380.1	349.0
Total deficit	(918.2)	(864.9)	53.3

Total assets increased by $295.7 million due to (i) an increase in goodwill of $230.1 million, principally due to the Webloyalty acquisition, (ii) an increase in other intangibles, net of $49.6 million, respectively, principally due to the acquisition of member relationships and other intangibles of $84.6 million in connection with the Webloyalty acquisition, partially offset by amortization expense of $38.1 million and the impact of changes in foreign exchange rates, (iii) an increase in receivables of $24.2 million, principally due to the seasonality of the Loyalty products and International products travel businesses and the launch of a major new Loyalty products travel client and (iv) an increase in other current assets of $23.2 million due to the impact of Webloyalty and the timing of payment of prepaid expenses. These increases were partially offset by a decrease in cash of $46.9 million (see “—Liquidity and Capital Resources—Cash Flows”).

Total liabilities increased $349.0 million primarily due to (i) an increase in long-term debt of $247.3 million, principally as a result of the $250.0 million incremental term loan borrowing under our senior secured credit facility, partially offset by the repayments of the term loan and other borrowings and (ii) an increase in accounts payable and accrued expenses of $71.5 million due to the Webloyalty acquisition and the timing of receipts.

Total deficit increased by $53.3 million, principally due to a net loss attributable to the Company of $28.0 million and return of capital payments made to the Company’s parent of $323.2 million, partially offset by a capital contribution from the Company’s parent of $296.3 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are and to service our indebtedness and for working capital, capital expenditures and general corporate purposes. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future, including quarterly amortization payments on our term loan facility under our $1.3 billion amended and restated senior secured credit facility. The term loan facility also requires mandatory prepayments based on excess cash flows as defined in our amended and restated senior secured credit facility. However, under the amended and restated senior secured credit facility, the Company has a one year “holiday” on mandatory term loan prepayments based upon excess cash flows, therefore, the first mandatory prepayment based on excess cash flows, if applicable, will not be required until March 2012. Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships which is deferred until the appropriate refund period has concluded. In spite of our historical working capital deficit, we have been able to operate effectively primarily due to our substantial cash flows from operations and our available revolving credit facility. However, as the membership base continues to shift away from memberships billed annually to memberships billed monthly, it had a negative effect on our operating cash flow. We anticipate that our working capital deficit will continue for the foreseeable future.

On January 18, 2011, utilizing available cash on hand and borrowings under the revolving credit facility, the Company paid a dividend of approximately $123.4 million to Affinion Holdings. Affinion Holdings utilized the proceeds of the dividend and available cash on hand to (i) redeem approximately $41.2 million liquidation preference of Affinion Holdings’ outstanding preferred stock, (ii) pay a dividend to Affinion Holdings’ stockholders (including holders of restricted stock units) of $1.35 per share (approximately $115.4 million in the aggregate), (iii) pay a one-time cash bonus to Affinion Holdings’ option holders of approximately $9.6 million and (iv) pay additional amounts for transaction fees and expenses.

On February 11, 2011, utilizing borrowings under the term loan facility, the Company paid a dividend of approximately $200.0 million to Affinion Holdings, and expects to use the balance of the proceeds for working capital and other corporate purposes and to fund future strategic initiatives. Affinion Holdings utilized the proceeds of the dividend to (i) redeem approximately $5.4 million liquidation preference of Affinion Holdings’ outstanding preferred stock, (ii) pay a dividend to Affinion Holdings’ stockholders (including holders of restricted stock units) of $1.50 per share (approximately $128.2 million in the aggregate), (iii) pay a one-time cash bonus to certain of Affinion Holdings’ option holders of approximately $5.2 million and (iv) pay additional amounts for transaction fees and expenses.

Cash Flows—Three Months Ended March 31, 2011 and 2010

At March 31, 2011, we had $74.2 million of cash and cash equivalents on hand, an increase of $15.8 million from $58.4 million at March 31, 2010. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Three Months Ended March 31,
	2011	2010	Change
	(in millions)
Cash provided by (used in):
Operating activities	$8.2	$63.9	$(55.7)
Investing activities	14.0	(49.0)	63.0
Financing activities	(70.0)	(23.5)	(46.5)
Effect of exchange rate changes	0.9	(2.8)	3.7

Net change in cash and cash equivalents	$(46.9)	$(11.4)	$(35.5)

Operating Activities

During the three months ended March 31, 2011, we generated $55.7 million less cash from operating activities than during the three months ended March 31, 2010. Segment EBITDA decreased by $13.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 (see “—Results of Operations”). In addition, accounts payable and accrued expenses, which generated cash flows that were $30.4 million less favorable, and accounts receivable, which generated cash flows that were $17.7 million less favorable were negatively impacted by the timing of receipts and payments, as well as the acquisitions of Connexions and Webloyalty on July 1, 2010 and January 11, 2011, respectively.

Investing Activities

We generated $63.0 million more cash from investing activities during the three months ended March 31, 2011 as compared to the same period in 2010. During the three months ended March 31, 2011, we acquired $26.1 million of cash as a result of our non-cash acquisition of Webloyalty and used $13.2 million for capital expenditures. During the three months ended March 31, 2010, we used $37.5 million for acquisition-related payments and $9.8 million for capital expenditures.

Financing Activities

We used $46.5 million more cash in financing activities during the three months ended March 31, 2011 as compared to the same period in 2010. During the three months ended March 31, 2011, we borrowed an additional $250.0 million under the term loan facility under our senior secured credit facility, incurring financing costs of $5.4 million. In addition, during the three months ended March 31, 2011, we paid dividends of $323.2 million to our parent company. During the three months ended March 31, 2010, we made repayments under our term loan and other borrowings of $19.7 million and paid dividends of $3.8 million to our parent company.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company, and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. As of March 31, 2011, we had approximately $1.9 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

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

On October 17, 2005, we issued $270.0 million aggregate principal amount of the initial 2005 senior notes and applied the gross proceeds of $266.4 million to finance a portion of the Apollo Transactions. On May 3, 2006, we issued an additional $34.0 million aggregate principal amount of follow-on senior notes (the “follow on 2005 senior notes” and together with the initial 2005 senior notes, the “2005 senior notes”) and applied the gross proceeds, together with cash on hand, to repay the then remaining outstanding borrowings under our bridge loan facility. On June 5, 2009, we issued $150.0 million aggregate principal amount ($136.5 million, net of discounts) of 2009 senior notes for net proceeds of $136.5 million in a private placement transaction. As described below, the 2005 senior notes and the 2009 senior notes were repaid in the fourth quarter of 2010 and are no longer outstanding.

Our senior subordinated bridge loan facility was refinanced with the proceeds from the offering of senior subordinated notes and additional senior notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 11  1/2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at the redemption prices (generally at a premium) set forth in the indenture governing the senior subordinated notes. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee our senior secured credit facility and our senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends to our parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

On April 9, 2010, the Company, as borrower, and Affinion Holdings, as guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders, amending our senior secured credit facility. We refer to the amended and restated senior secured credit facility, as amended from time to time, including by the Incremental Assumption Agreements (as defined below) as “our senior secured credit facility”. Our senior secured credit facility initially consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility.

On December 13, 2010, the Company, as borrower, Affinion Holdings and certain of the Company’s subsidiaries entered into an Incremental Assumption Agreement with two of its lenders (the “Revolver Incremental Assumption Agreement,” and together with the Term Loan Incremental Assumption Agreement, the “Incremental Assumption Agreements”) which resulted in an increase in the revolving credit facility from $125.0 million to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011 and the revolving credit facility was increased to $165.0 million. On February 11, 2011, the Company, as borrower, and Affinion Holdings, and certain of the Company’s subsidiaries entered into, and simultaneously closed under, the Term Loan Incremental Assumption Agreement, which resulted in an increase in the term loan facility from $875.0 million to $1.125 billion.

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the senior subordinated notes unless, prior to that date, (a) the maturity for our senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under our senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to the term loan facility and the revolving credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and

(iii) 2.50%, in each case plus 2.50%. The effective interest rate on the term loan for the period from January 1, 2011 to March 31, 2011 was 5% per annum. Our obligations under our senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Our senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined in our senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. The April 2010 proceeds of the term loan under our senior secured credit facility were utilized to repay the outstanding balance of the then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of $7.4 million during the second quarter of 2010. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

In January 2011, utilizing available cash on hand, the Company paid a dividend of approximately $123.4 million to Affinion Holdings. Affinion Holdings utilized the proceeds of the dividend and available cash on hand to (i) redeem Affinion Holdings’ outstanding preferred stock with a liquidation preference of approximately $41.2 million, (ii) pay a dividend to Affinion Holdings’ stockholders (including holders of restricted stock units) of $1.35 per share (approximately $115.4 million in the aggregate), (iii) pay a one-time cash bonus to Affinion Holdings’ option holders of approximately $9.6 million and (iv) pay additional amounts for transaction fees and expenses.

In February 2011, the Company used a portion of the Incremental Term Loans to pay a dividend of approximately $200.0 million to Affinion Holdings, and expects to use the balance of the proceeds for working capital and other corporate purposes and to fund future strategic initiatives. Affinion Holdings used the proceeds of the dividend to (i) redeem Affinion Holdings’ outstanding preferred stock with a liquidation preference of approximately $5.4 million, (ii) pay a dividend to Affinion Holdings’ stockholders (including holders of restricted stock units) of $1.50 per share (approximately $128.2 million in the aggregate), (iii) pay a one-time cash bonus to certain of Affinion Holdings’ option holders of approximately $5.2 million and (iv) pay additional amounts for transaction fees and expenses.

On November 19, 2010, the Company completed a private offering of $475.0 million aggregate principal amount of 7.875% senior notes due 2018 (the “7.875% senior notes”) providing net proceeds of $471.5 million. The 7.875% senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 7.875% senior notes will mature on December 15, 2018. The 7.875% senior notes are redeemable at the Company’s option prior to maturity. The indenture governing the 7.875% senior notes contains negative covenants which restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. The Company’s obligations under the 7.875% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s indebtedness under our senior secured credit facility. The 7.875% senior notes and guarantees thereof are senior unsecured obligations of the Company and rank equally with all of the Company’s and the guarantors existing and future senior indebtedness and senior to the Company’s and the guarantors existing and future subordinated indebtedness. The 7.875% senior notes are effectively subordinated to the Company’s and the guarantors’ existing and future secured indebtedness, including the Company’s obligations under our senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. The 7.875% senior notes are structurally subordinated to all indebtedness and other obligations of each of the Company’s existing and future subsidiaries that are not guarantors. In connection with the issuance of the 7.875% senior notes, the Company entered into a registration rights agreement, pursuant to which the Company has agreed, among other things, to offer to exchange the 7.875% senior notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. In the event that the Company does not comply with its obligations under the registration rights agreement, the Company will be required to pay liquidated damages to holders of the 7.875% senior notes in an amount equal to 0.25% per annum of the principal amount of the 7.875% senior notes, which amount will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all defaults under the registration rights agreement have been cured up to a maximum of 1.00% per annum. The Company filed the registration statement, which has not been declared effective, in

March 2011. The Company used substantially all of the net proceeds of the offering of the 7.875% senior notes to repay all of the 2005 senior notes and the 2009 senior notes.

At March 31, 2011, we had $1,115.6 million outstanding under the term loan facility, $475.0 million ($471.6 million net of discount) outstanding under the 7.875% senior notes and $355.5 million ($353.1 million net of discount) outstanding under the senior subordinated notes. At March 31, 2011, there were no outstanding borrowings under the revolving credit facility and the Company had $158.2 million available under the revolving credit facility after giving effect to the issuance of $6.8 million of letters of credit.

Covenant Compliance

Our amended and restated senior secured credit facility, which we refer to in this section as our credit facility, and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in our credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.75 to 1.0 at March 31, 2011. The consolidated leverage ratio as defined in our credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.75 to 1.0 at March 31, 2011. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of March 31, 2011, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended March 31, 2011 to Adjusted EBITDA.

Twelve Months Ended March 31, 2011(a)
(in millions)
Net cash provided by operating activities	$66.1
Interest expense, net	147.9
Income tax expense	14.1
Amortization of favorable and unfavorable contracts	1.9
Amortization of debt discount and financing costs	(10.1)
Unrealized gain on interest rate swaps	0.9
Interest accretion on held-to-maturity debt securities	4.0
Payment received for assumption of loyalty points program liability	(6.5)
Changes in assets and liabilities	40.1
Effect of the Apollo Transactions, reorganizations, certain legal costs and net cost savings(b)	43.4
Other, net(c)	30.2

Adjusted EBITDA, excluding Connexions and Webloyalty(d)	332.0
Effect of the Connexions and Webloyalty acquisitions(e)	83.9

Twelve Months Ended March 31, 2011(a)
(in millions)
Adjusted EBITDA, including Connexions and Webloyalty(f)	$415.9

(a)	Represents consolidated financial data for the year ended December 31, 2010, minus consolidated financial data for the three months ended March 31, 2010, plus consolidated financial data for the three months ended March 31, 2011.
(b)	Eliminates the effect of the Apollo Transactions and purchase accounting related to the Webloyalty acquisition, legal costs for certain legal matters and costs associated with severance incurred.
(c)	Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs related to acquisitions and (v) consulting fees paid to Apollo.
(d)	Adjusted EBITDA, excluding Connexions and Webloyalty, does not give pro forma effect to our acquisition of (i) Connexions that was completed in the third quarter of 2010 and (ii) Webloyalty that was completed in the first quarter of 2011. However, we do make such accretive pro forma adjustments for Connexions and Webloyalty as if such acquisitions had occurred on April 1, 2010 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.
(e)	Gives effect to the completion of the Connexions and Webloyalty acquisitions as if they had occurred on April 1, 2010.
(f)	Adjusted EBITDA, including Connexions and Webloyalty, gives pro forma effect to our acquisition of Connexions that was completed in the third quarter of 2010 and our acquisition of Webloyalty that was completed in the first quarter of 2011, as if such acquisitions had occurred on April 1, 2010.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended March 31, 2011 to Adjusted EBITDA as required by our credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.

Twelve Months Ended March 31, 2011(a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(157.8)
Interest expense, net	147.9
Income tax expense	14.1
Non-controlling interest	0.9
Other income, net	(0.1)
Loss on extinguishment of debt	37.0
Depreciation and amortization	196.6
Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains(b)	6.5
Certain legal costs(c)	26.8
Net cost savings(d)	10.1
Other, net(e)	50.0

Adjusted EBITDA, excluding Connexions and Webloyalty (f)	332.0
Effect of the Connexions and Webloyalty acquisitions(g)	83.9

Adjusted EBITDA, including Connexions and Webloyalty(h)	$415.9

Interest coverage ratio(i)	2.29
Consolidated leverage ratio(j)	4.56
Fixed charge coverage ratio(k)	2.71

(a)	Represents consolidated financial data for the year ended December 31, 2010, minus consolidated financial data for the three months ended March 31, 2010, plus consolidated financial data for the three months ended March 31, 2011.
(b)	Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains—represents the elimination of the effect of the Apollo Transactions and purchase accounting related to the Webloyalty acquisition.
(c)	Certain legal costs—represents the elimination of legal costs for certain legal matters.
(d)	Net cost savings—represents the elimination of costs associated with severance incurred.
(e)	Other, net—represents the elimination of: (i) net changes in certain reserves, (ii) share-based compensation expense, including payments to option holders, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs related to acquisitions, (vi) consulting fees paid to Apollo and (vii) facility exit costs.
(f)	Adjusted EBITDA, excluding Connexions and Webloyalty, does not give pro forma effect to our acquisition of (i) Connexions that was completed in the third quarter of 2010 and (ii) Webloyalty that was completed in the first quarter of 2011. However, we do make such accretive pro forma adjustments for Connexions and Webloyalty as if such acquisitions had occurred on April 1, 2010 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.
(g)	Gives effect to the completion of the Connexions and Webloyalty acquisitions as if they had occurred on April 1, 2010.

(h)	Adjusted EBITDA, including Connexions and Webloyalty, gives pro forma effect to our acquisition of Connexions that was completed in the third quarter of 2010 and our acquisition of Webloyalty that was completed in the first quarter of 2011, as if such acquisitions had occurred on April 1, 2010.
(i)	The interest coverage ratio is defined in our amended and restated senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.75 to 1.0 at March 31, 2011.
(j)	The consolidated leverage ratio is defined in our amended and restated senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.75 to 1.0 at March 31, 2011.
(k)	The fixed charge coverage ratio is defined in the indentures governing our 7.875% senior notes and the senior subordinated notes (consolidated cash flows, as defined, which is equivalent to Adjusted EBITDA (as defined in our amended and restated senior secured credit facility) to fixed charges, as defined). The calculation of fixed charges excludes the amortization of deferred financing costs associated with the amendment and restatement of our credit facility on April 9, 2010.

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of 11.625% senior notes due November 15, 2015 (the “Affinion Holdings senior notes”), and applied the gross proceeds, together with cash distributions from the Company, to repay the Affinion Holdings Loan Agreement (as defined below) in full, to pay the related fees and expenses and for general corporate purposes. The interest on the Affinion Holdings senior notes is payable semi-annually. Affinion Holdings may redeem some or all of its senior notes at the redemption prices (generally at a premium) set forth in the indenture governing the Affinion Holdings senior notes. The Affinion Holdings senior notes are unsecured obligations and are not guaranteed by the Company or any of its subsidiaries. The Affinion Holdings senior notes contain restrictive covenants related primarily to Affinion Holdings’ ability to distribute dividends to Affinion Holdings’ stockholders, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. As a holding company with no significant assets other than the ownership of 100% of our common stock, Affinion Holdings will depend on our cash flows to make any cash interest payments on the Affinion Holdings senior notes.

As described above, we expect that Affinion Holdings will rely on distributions from us in order to pay cash amounts due in respect of the Affinion Holdings senior notes. However, our ability to make distributions to Affinion Holdings is restricted by covenants contained in our amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and our senior subordinated notes and by Delaware law. To the extent we make distributions to Affinion Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our amended and restated senior secured credit facility, our 7.875% senior notes and our senior subordinated notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our senior secured credit facility, our 7.875% senior notes and our senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. In addition, to the extent we are not able to make distributions to Affinion Holdings because of the restrictions in our debt agreements or otherwise, then Affinion Holdings may not have sufficient cash on hand to service its obligations under the Affinion Holdings senior notes. Any failure by Affinion Holdings to pay principal of, or interest on, the Affinion Holdings senior notes would constitute an event of default under our amended and restated senior secured credit facility, giving the lenders thereunder the right to accelerate the repayment of all borrowings thereunder, which acceleration would also give rise to an event of default under our 7.875% senior notes and senior subordinated notes. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

Debt Repurchases

During the first quarter of 2009, we purchased $2.6 million of Affinion Holdings’ indebtedness under the unsecured senior term loan facility of Affinion Holdings (the “Affinion Holdings Loan Agreement”) for $1.2 million and made a payment-in-kind dividend to Affinion Holdings. During the second quarter of 2009, utilizing cash on hand and available funds under the Affinion Credit Facility, we purchased $64.0 million face amount of Affinion Holdings’ outstanding indebtedness under the Affinion Holdings Loan Agreement from an affiliate of Apollo for $44.8 million. During the fourth quarter of 2009, utilizing cash on hand, we purchased an additional $5.0 million face amount of Affinion Holdings’ outstanding indebtedness under the Affinion Holdings Loan Agreement for $4.4 million. The purchases during the second and fourth quarters of 2009 were effected through a newly-formed non-guarantor subsidiary, Affinion Investments, LLC. In October 2010, utilizing a cash dividend in the amount of $115.3 million paid by us and a portion of the proceeds from the Affinion Holdings senior notes described above, Affinion Holdings repaid the Affinion Holdings Loan Agreement, including the portion we held through Affinion Investments, LLC. We or our affiliates may, from time to time, purchase any of our or Affinion Holdings’ indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, valuation of interest rate swaps and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. In addition, we refer you to our audited consolidated financial statements as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, included in our Form 10-K for a summary of our significant accounting policies.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risks

During 2010, the Company entered into a one-month foreign currency forward contract under which we agreed to sell GBP 3.5 million to mitigate a specific foreign currency exposure. As the contract has matured each month, a new contract has been entered into to mitigate the foreign currency risk. However, we generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

Interest Rate Swaps

We entered into an interest swap as of December 14, 2005. This swap converted a notional amount of the Company’s floating rate term loan borrowing under its credit facility into a fixed rate obligation. The notional amount of the swap decreased to $50.0 million on December 31, 2009 and terminated on December 31, 2010. In January 2008, the Company entered into a second interest rate swap effective February 21, 2008, that converted a notional amount of the Company’s floating rate term loan borrowing under its credit facility into a fixed rate obligation. The notional amount of the swap increased to $598.6 million on February 23, 2010 and terminated on February 22, 2011. The effect of this swap, in conjunction with the Company’s previously existing interest rate swap, was to convert substantially all of the Company’s previously outstanding variable rate debt to a fixed rate obligation. In January 2009, the Company entered into an interest rate swap effective February 21, 2011. This swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under this swap, the Company has agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. This swap was intended to reduce a portion of the variability of the future interest payments on the Company’s previously outstanding term loan facility for the period after the Company’s previously existing swaps expired. The interest rate swaps are recorded at fair value either as an asset or liability. The swaps are not designated as hedging instruments and therefore the changes in the fair value of the interest rate swaps is recognized currently in earnings in the accompanying unaudited consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2011 (dollars are in millions unless otherwise indicated):

	2011	2012	2013	2014	2015	2016 and Thereafter	Total	Fair Value At March 31, 2011
Fixed rate debt	$0.3	$0.4	$0.4	$0.2	$355.6	$475.0	$831.9	$821.1
Average interest rate	9.43%	9.43%	9.43%	9.43%	9.43%	7.88%
Variable rate debt	$11.3	$11.2	$11.3	$11.2	$11.3	$1,059.3	$1,115.6	$1,118.4
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed-interest rate swaps(b)								$18.8
Average pay rate	2.99%	2.99%
Average receive rate	0.39%	0.94%

(a)	Average interest rate is based on rates in effect at March 31, 2011.
(b)	The fair value of the interest rate swaps is included in other long-term liabilities at March 31, 2011. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

We do not use derivatives for trading or speculative purposes.

Foreign Currency Forward Contract

At March 31, 2011, the Company’s estimated fair value of its foreign currency forward contract is based upon available market information. The fair value of the foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contract. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contract. The counterparty to the foreign currency forward contract is a major financial institution with a current long-term rating of Aa1 by Moody’s, A+ by Standard & Poor’s and AA- by Fitch Ratings. The Company does not expect any losses from non-performance by this counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2011, approximately $82.3 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceeding.

Information required by this Item is contained in Note 7 to our unaudited condensed consolidated financial statements within Part I of this Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

AFFINION GROUP, INC.

Date: April 29, 2011	By:	/s/ TODD H. SIEGEL
Todd H. Siegel
Executive Vice President and Chief Financial Officer