Form 10-Q
period 2011-06-30
Affinion Group, Inc.
filed 2011-07-28
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 28, 2011 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(In millions, except share amounts)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$76.8	$121.1
Restricted cash	36.2	35.3
Receivables (net of allowance for doubtful accounts of $1.4 and $1.2, respectively)	128.8	119.3
Receivables from related parties	5.9	6.1
Profit-sharing receivables from insurance carriers	78.3	75.0
Prepaid commissions	56.2	58.0
Income taxes receivable	2.7	2.8
Other current assets	74.7	65.9

Total current assets	459.6	483.5
Property and equipment, net	121.8	113.4
Contract rights and list fees, net	25.5	25.9
Goodwill	600.1	402.7
Other intangibles, net	432.7	410.6
Other non-current assets	77.5	79.1

Total assets	$1,717.2	$1,515.2

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.9	$9.1
Accounts payable and accrued expenses	393.9	367.3
Payables to related parties	35.3	17.3
Deferred revenue	165.9	163.9
Income taxes payable	9.2	2.8

Total current liabilities	616.2	560.4
Long-term debt	1,927.9	1,685.2
Deferred income taxes	59.9	54.2
Deferred revenue	19.4	21.0
Other long-term liabilities	55.9	59.3

Total liabilities	2,679.3	2,380.1

Commitments and contingencies (Note 7)
Deficit
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	139.6	172.1
Accumulated deficit	(1,115.6)	(1,047.8)
Accumulated other comprehensive income	13.2	9.5

Total Affinion Group, Inc. deficit	(962.8)	(866.2)
Non-controlling interest in subsidiary	0.7	1.3

Total deficit	(962.1)	(864.9)

Total liabilities and deficit	$1,717.2	$1,515.2

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In millions)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net revenues	$387.1	$340.5	$754.0	$683.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	159.9	141.1	303.8	279.8
Operating costs	109.2	89.3	217.2	183.2
General and administrative	44.6	38.2	97.4	73.6
Facility exit costs	1.3	8.0	1.3	8.0
Depreciation and amortization	73.0	48.6	122.9	97.1

Total expenses	388.0	325.2	742.6	641.7

Income (loss) from operations	(0.9)	15.3	11.4	42.0
Interest income	0.6	3.7	0.8	7.2
Interest expense	(38.9)	(41.8)	(74.7)	(79.5)
Loss on extinguishment of debt	—	(7.4)	—	(7.4)
Other expense, net	(0.1)	(0.1)	(0.1)	(1.9)

Loss before income taxes and non-controlling interest	(39.3)	(30.3)	(62.6)	(39.6)
Income tax expense	(0.2)	(4.2)	(4.7)	(7.4)

Net loss	(39.5)	(34.5)	(67.3)	(47.0)
Less: net income attributable to non-controlling interest	(0.3)	(0.2)	(0.5)	(0.5)

Net loss attributable to Affinion Group, Inc.	$(39.8)	$(34.7)	$(67.8)	$(47.5)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND YEAR ENDED DECEMBER 31, 2010

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2011	$172.1	$(1,047.8)	$9.5	$1.3	$(864.9)
Comprehensive loss
Net income (loss)		(67.8)		0.5	(67.3)
Currency translation adjustment			3.7		3.7

Total comprehensive loss					(63.6)
Capital contribution from parent	290.7				290.7
Dividend paid to non-controlling interest				(1.1)	(1.1)
Return of capital	(323.2)				(323.2)

Balance, June 30, 2011	$139.6	$(1,115.6)	$13.2	$0.7	$(962.1)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2010	$285.5	$(905.2)	$11.7	$1.2	$(606.8)
Comprehensive loss
Net income (loss)		(142.6)		1.0	(141.6)
Currency translation adjustment			(2.2)	0.1	(2.1)

Total comprehensive loss					(143.7)
Dividend paid to non-controlling interest				(1.0)	(1.0)
Repurchase of employee equity award of a subsidiary	(4.8)				(4.8)
Return of capital	(119.8)				(119.8)
Capital contribution	11.2				11.2

Balance, December 31, 2010	$172.1	$(1,047.8)	$9.5	$1.3	$(864.9)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In millions)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Operating Activities
Net loss	$(67.3)	$(47.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122.9	97.1
Amortization of debt discount and financing costs	4.1	5.3
Unrealized (gain) loss on interest rate swaps	(0.7)	6.0
Unrealized foreign currency transaction loss	—	1.9
Loss on extinguishment of debt	—	7.4
Facility exit costs	1.3	8.0
Share-based compensation	6.3	4.2
Interest accretion on held-to-maturity debt securities	—	(4.0)
Deferred income taxes	1.4	5.8
Payment received for assumption of loyalty points program liability	0.5	2.7
Net change in assets and liabilities:
Restricted cash	(1.3)	(2.6)
Receivables	(2.9)	11.7
Receivables from related parties	0.1	(2.6)
Profit-sharing receivables from insurance carriers	(3.2)	(7.2)
Prepaid commissions	2.0	4.0
Other current assets	7.0	(5.7)
Contract rights and list fees	(2.9)	0.7
Other non-current assets	5.7	(7.1)
Accounts payable and accrued expenses	(35.9)	24.6
Payables to related parties	(4.4)	(1.4)
Deferred revenue	(2.6)	(23.3)
Income taxes receivable and payable	5.5	(5.2)
Other long-term liabilities	(5.2)	(0.8)
Other, net	(2.0)	5.1

Net cash provided by operating activities	28.4	77.6

Investing Activities
Capital expenditures	(24.9)	(20.5)
Restricted cash	1.1	(0.6)
Acquisition-related payments, net of cash acquired	(3.6)	(37.5)
Cash acquired with acquisition	26.1	—
Other investing activity	0.3	(1.0)

Net cash used in investing activities	(1.0)	(59.6)

Financing Activities
Proceeds from new borrowings	250.0	875.0
Principal payments on borrowings	(5.9)	(650.9)
Financing costs	(5.5)	(27.0)
Repurchase of employee equity award of a subsidiary	(3.5)	—
Return of capital to parent company	(323.2)	(3.8)
Receivables from and payables to parent company	16.1	—
Distribution to non-controlling interest of a subsidiary	(1.1)	(1.0)

Net cash provided by (used in) financing activities	(73.1)	192.3

Effect of changes in exchange rates on cash and cash equivalents	1.4	(4.0)

Net increase (decrease) in cash and cash equivalents	(44.3)	206.3
Cash and cash equivalents, beginning of period	121.1	69.8

Cash and cash equivalents, end of period	$76.8	$276.1

Supplemental Disclosure of Cash Flow Information:
Interest payments	$74.1	$64.7

Income tax payments, net of refunds	$0.8	$7.0

Non-cash investing and financing activities:
Accrued capital expenditures	$1.0	$1.3

Contribution of Affinion Holdings equity instruments used for Webloyalty acquisition	$290.7	$—

Property and equipment acquired under capital lease	$0.9	$—

Property and equipment acquired under new facility operating lease	$—	$3.5

Receipt of in-kind interest on held-to-maturity debt securities	$—	$2.9

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 4, 2011, as amended (the “Form 10-K”).

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

On January 14, 2011, the Company and Affinion Holdings entered into, and consummated, an Agreement and Plan of Merger that resulted in the acquisition of Webloyalty Holdings, Inc. (“Webloyalty”) by the Company. In accordance with the Agreement and Plan of Merger, on January 14, 2011, the Company acquired all of the capital stock of Webloyalty, and the interest of security holders of Webloyalty immediately prior to the Merger were converted into Affinion Holdings’ securities, as follows: (i) the shares of common stock of Webloyalty were converted into shares of Affinion Holdings’ common stock, (ii) options to purchase shares of Webloyalty’s common stock granted under Webloyalty’s equity plans, whether vested or unvested, were converted into options to purchase shares of Affinion Holdings’ common stock, (iii) warrants to purchase shares of Webloyalty’s common stock were converted into warrants to purchase Affinion Holdings’ common stock and (iv) awards of restricted shares of Webloyalty’s common stock (to the extent unvested) were converted into awards of restricted shares of Affinion Holdings’ common stock. In connection with the acquisition, Affinion Holdings contributed to the Company (i) approximately 25.1 million shares of Affinion Holdings’ common stock valued at $283.0 million, (ii) options to purchase approximately 1.2 million shares of Affinion Holdings’ common stock valued at $6.2 million, of which $6.0 million was attributed to pre-acquisition service and (iii) warrants to purchase approximately 0.5 million shares of Affinion Holdings’ common stock valued at $1.7 million, all of which was attributed to pre-acquisition service, which the Company issued as consideration to acquire Webloyalty.

Webloyalty is a leading online marketing services company that provides, designs and administers online subscription loyalty solutions that offer valuable discounts, services and benefits for its subscribers and provides its clients with programs that enhance their relationships with their customers. The Company believes that the Company’s and Webloyalty’s product suites are highly complementary, allowing for a relatively seamless integration of benefits, as well as the opportunity to leverage the individual services and features to build a better, stronger offer for the consumer and thereby enhance the value proposition for the Company’s affinity marketing partners. Additionally, the significant scale of the Company’s marketing operations will benefit substantially through the integration of the innovative technologies Webloyalty has created in improving the design and targeting of offers. Also, Webloyalty has a strong presence in certain European markets where the Company seeks to expand its operations and accelerate its rate of growth.

In connection with the Webloyalty acquisition, Webloyalty and its domestic subsidiaries have become guarantors under the Company’s senior secured credit facility and the indentures governing the Company’s 7.875% senior notes and 11  1/2% senior subordinated notes (see Note 5—Long-term Debt).

The purchase price allocation for Webloyalty is substantially complete, although the Company is still in the process of finalizing its valuation of the consideration paid, identification of the assets acquired and liabilities assumed and allocation of the purchase price among the assets acquired and liabilities assumed. However, on a preliminary basis, the Company has allocated the estimated Webloyalty purchase price of $290.7 million among the assets acquired and liabilities assumed as follows (in millions):

Cash	$26.1
Accounts receivable	4.2
Other current assets	9.9
Property and equipment	5.3
Intangible assets	116.1
Goodwill	194.8
Other assets	0.2
Accounts payable and accrued liabilities	(56.5)
Deferred income tax	(1.3)

Income taxes payable	(0.7)
Other current liabilities	(1.7)
Non-current deferred income taxes	(4.6)
Other long-term liabilities	(1.1)

Consideration transferred	$290.7

The intangible assets are comprised principally of member relationships ($90.0 million) and patents and technology ($17.0 million), which are being depreciated on an accelerated basis over weighted-average useful lives of seven and nine years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership products segment ($150.9 million) and the International products segment ($43.9 million). Revenue and income (loss) from operations related to Webloyalty included in the Company’s consolidated statement of operations for the three months ended June 30, 2011 is $36.5 million and $(14.1) million, respectively. Revenue and income (loss) from operations related to Webloyalty included in the Company’s consolidated statement of operations for the six months ended June 30, 2011 is $58.9 million and $(14.5) million, respectively. The pro forma revenue and income (loss) before income taxes and non-controlling interest of the Company assuming the Webloyalty acquisition and the Connexions acquisition (described below) had occurred on January 1, 2010 and January 1, 2009, respectively, would have been $832.1 million and $(27.4) million, respectively, for the six months ended June 30, 2010 and $759.9 million and $(62.1) million, respectively, for the six months ended June 30, 2011. The pro forma results are intended for informational purposes and are not necessarily indicative of the results of operations that would have occurred had the Webloyalty and Connexions acquisitions been in effect at the beginning of the periods presented, or of future results of the combined operations. The purchase price allocation is subject to finalization of the Company’s analysis of the fair value of the consideration paid, assets acquired and liabilities assumed as of January 14, 2011. The finalization of the Company’s purchase accounting analysis may result in changes in the valuation of assets and liabilities that could be material, as well as changes in the useful lives of acquired assets. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year after the acquisition date. As of June 30, 2011, the Company had incurred $3.9 million of acquisition costs of which $1.5 million was recognized during the six months ended June 30, 2011 and has been included in general and administrative expense in the unaudited condensed consolidated statement of operations.

On January 4, 2010, the Company acquired credit card registration membership contracts from a U.S.-based financial institution for approximately $37.1 million. The purchase price has been allocated to member relationships, since there were no other assets acquired or liabilities assumed.

On July 1, 2010, the Company acquired 100% of Loyalty Travel Agency, L.L.C. and Connexions Loyalty Travel Solutions, L.L.C. (collectively “Connexions”), providers of loyalty rewards travel solutions in North America, pursuant to the membership interests purchase agreement dated as of May 19, 2010, for $135.0 million less a working capital adjustment of $1.0 million. The Company incurred transaction costs of $2.0 million, which were recognized in the third and fourth quarters of 2010. The Company financed the acquisition and related costs with available cash on hand.

Connexions is engaged in the business of providing loyalty rewards travel solutions in North America. Through the acquisition of Connexions and its innovative travel platform, the Company expects to advance its loyalty and travel product offerings with additional functionality and enhance its established relationships with leading companies that employ points and travel as rewards for customer loyalty. The Company believes the enhanced travel offering will benefit its partners through fully customized feature sets offering a vast array of configurations. Additionally, the integrated technology platform will extend the Company’s ability to incorporate emerging marketplace trends within its travel offering, as well as provide dynamic promotion to increase travel value to clients. These anticipated benefits resulted in goodwill with respect to the Connexions acquisition of $81.7 million, all of which has been allocated to the Loyalty products segment. Approximately 52%, or $42.8 million, of the goodwill is expected to be deductible for income tax purposes.

The purchase price of $134.0 million was allocated to the acquired assets and assumed liabilities as follows (in millions):

Cash	$3.8
Accounts receivable	24.6
Other current assets	1.2
Property and equipment	4.7
Intangible assets	53.0
Goodwill	81.7
Non-current deferred tax asset	0.2
Accounts payable and accrued liabilities	(34.6)
Deferred income tax	(0.4)
Other long-term liabilities	(0.2)

Consideration transferred	$134.0

The intangible assets acquired are principally affinity relationships ($46.0 million) and patents and technology ($5.0 million), which are being amortized on a straight-line basis over weighted-average useful lives of fourteen years and five years, respectively.

Subsequent Event—On July 14, 2011, the Company and Affinion Holdings entered into an Agreement and Plan of Merger to acquire Prospectiv Direct, Inc. (“Prospectiv”), an online performance marketer and operator of couponing websites. Upon the completion of certain conditions to closing, the Company will acquire all of the capital stock of Prospectiv for an initial cash purchase price of $30.0 million, subject to purchase price adjustments. If Prospectiv achieves certain performance targets over the next 30 months, the former equity holders will be entitled to additional consideration in the form of an earnout and certain members of Prospectiv’s management will be entitled to receive additional compensation related to their continued employment. The majority of such additional consideration and compensation is expected to be settled in shares of Affinion Holdings’ common stock.

3.	INTANGIBLE ASSETS

Intangible assets consisted of:

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$937.1	$(766.3)	$170.8
Affinity relationships	653.1	(439.6)	213.5
Proprietary databases and systems	65.0	(56.3)	8.7
Trademarks and tradenames	30.1	(10.6)	19.5
Patents and technology	42.0	(22.9)	19.1
Covenants not to compete	2.1	(1.0)	1.1

	$1,729.4	$(1,296.7)	$432.7

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$846.0	$(700.5)	$145.5
Affinity relationships	643.0	(411.1)	231.9
Proprietary databases and systems	55.8	(54.8)	1.0
Trademarks and tradenames	26.9	(9.4)	17.5
Patents and technology	30.0	(16.6)	13.4
Covenants not to compete	2.1	(0.8)	1.3

	$1,603.8	$(1,193.2)	$410.6

The increase in member relationships and patents and technology from December 31, 2010 to June 30, 2011 is primarily due to the acquisition of Webloyalty (see Note 2—Acquisitions). The portion of the Webloyalty purchase price allocated to intangible assets at June 30, 2011 of $116.1 million is an increase of $31.5 million from the Company’s March 31, 2011 estimate of $84.6 million. In addition, foreign currency translation resulted in an increase in intangible assets and accumulated amortization of $9.5 million and $4.8 million, respectively, from December 31, 2010 to June 30, 2011.

As a result of the revisions to the portion of the Webloyalty purchase price allocated to intangible assets, amortization expense for the three months ended June 30, 2011 includes $11.6 million of amortization expense attributable to the three months ended March 31, 2011. Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
Member relationships	$41.6	$24.6	$65.6	$48.1
Affinity relationships	12.7	12.3	24.1	24.8
Proprietary databases and systems	0.6	0.1	0.9	0.4
Trademarks and tradenames	0.6	0.5	1.1	0.9
Patents and technology	5.0	0.5	6.8	1.1

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
Covenants not to compete	0.1	—	0.2	0.1

	$60.6	$38.0	$98.7	$75.4

Based on the Company’s amortizable intangible assets as of June 30, 2011, the Company expects the related amortization expense for fiscal 2011 and the four succeeding fiscal years to be approximately $188.0 million in 2011, $132.5 million in 2012, $69.3 million in 2013, $57.9 million in 2014 and $39.6 million in 2015.

At January 1, 2011 and June 30, 2011, the Company had gross goodwill of $418.2 million and $615.6 million, respectively, and accumulated impairment losses of $15.5 million as of both dates. The accumulated impairment loss recognized in 2006 represents the impairment of all of the goodwill assigned to the Loyalty products segment related to the Apollo Transactions. The change in the Company’s carrying amount of goodwill in fiscal 2011 is primarily due to the January 14, 2011 acquisition of Webloyalty. Based on its preliminary allocation of the purchase price paid for Webloyalty between the acquired assets and assumed liabilities, the Company has attributed $194.8 million of the purchase price to goodwill. This represents a decrease of $32.5 million from the March 31, 2011 estimate of the portion of the Webloyalty purchase price to be allocated to goodwill . At June 30, 2011, the goodwill has been allocated to the Membership products segment ($150.9 million) and the International products segment ($43.9 million). In addition, during the three months ended June 30, 2011, the portion of the Connexions purchase price that has been allocated to goodwill was reduced by $0.5 million due to purchase price allocation adjustments related to working capital and deferred tax assets. The carrying amount of goodwill attributed to each of the Company’s reportable segments is as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Membership products	$382.0	$231.1
Insurance and package products	58.3	58.3
Loyalty products	81.7	82.2
International products	78.1	31.1

	$600.1	$402.7

4.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Contract rights	$62.4	$(57.5)	$4.9	$60.4	$(52.2)	$8.2
List fees	36.4	(15.8)	20.6	31.1	(13.4)	17.7

	$98.8	$(73.3)	$25.5	$91.5	$(65.6)	$25.9

Amortization expense for the three and six months ended June 30, 2011 was $3.1 million and $6.1 million, respectively, of which $1.3 million and $2.5 million, respectively, is included in marketing expense and $1.8 million and $3.6 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Amortization expense for the three and six months ended June 30, 2010 was $3.2 million and $6.5 million, respectively, of which $1.1 million and $2.1 million, respectively, is included in marketing expense and $2.1 million and $4.4 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of operations. Based on the Company’s contract rights and list fees as of June 30, 2011, the Company expects the related amortization expense for fiscal 2011 and the four succeeding fiscal years to be approximately $12.1 million in 2011, $4.7 million in 2012, $4.2 million in 2013, $3.3 million in 2014 and $2.8 million in 2015.

5.	LONG-TERM DEBT

Long-term debt consisted of:

	June 30, 2011	December 31, 2010
	(in millions)
Term loan due 2016	$1,112.8	$868.4
7.875% senior notes due 2018, net of unamortized discount of $3.3 and $3.5, respectively, with an effective interest rate of 8.00%	471.7	471.5
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $2.3 and $2.5, respectively, with an effective interest rate of 11.75%	353.2	353.0
Capital lease obligations	2.1	1.4

Total debt	1,939.8	1,694.3
Less: current portion of long-term debt	(11.9)	(9.1)

Long-term debt	$1,927.9	$1,685.2

On April 9, 2010, the Company, as Borrower and Affinion Holdings, as guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). The Affinion Credit Facility initially consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. On December 13, 2010, the Company, as Borrower and Affinion Holdings, as guarantor, entered into an agreement with two of its lenders which resulted in an increase in the revolving credit facility to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011. On February 11, 2011, the Company obtained incremental term loans in an aggregate principal amount of $250.0 million under the Company’s amended and restated senior secured credit facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes (defined below) unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. The effective interest rate on the term loan for the period from January 1, 2011 to June 30, 2011 was 5% per annum. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in the Company’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires the Company to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under the Affinion Credit Facility were utilized to repay the outstanding balance of the previously existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of approximately $7.4 million during the three and six months ended June 30, 2010 representing the write-off of the unamortized balance of the deferred financing costs associated with the prior credit facility.

As of June 30, 2011 and December 31, 2010, there were no outstanding borrowings under the revolving credit facility. Borrowings and repayments under the revolving credit facility during the six months ended June 30, 2011 were $50.0 million and $50.0 million, respectively. Borrowing and repayments under the previously existing revolving credit facility during the six months ended June 30, 2010 were $39.0 million and $39.0 million, respectively. As of June 30, 2011, the Company had $158.1 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $6.9 million of letters of credit.

On November 19, 2010, the Company completed a private offering of $475.0 million aggregate principal amount of 7.875% Senior Notes due 2018 (“2010 Senior Notes”). The 2010 Senior Notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 2010 Senior Notes will mature on December 15, 2018. The 2010 Senior Notes are redeemable at the Company’s option prior to maturity. The indenture governing the 2010 Senior Notes contains negative covenants which restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. The Company’s obligations under the 2010 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s indebtedness under the Affinion Credit Facility. The 2010 Senior Notes and guarantees thereof are senior unsecured obligations of the Company and rank equally with all of the Company’s and the guarantors existing and future senior indebtedness and senior to the Company’s and the guarantors existing and future subordinated indebtedness. The 2010 Senior Notes are therefore effectively subordinated to the Company’s and the guarantors’ existing and future secured indebtedness, including the Company’s obligations under the Affinion Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2010 Senior Notes are structurally subordinated to all indebtedness and other obligations of each of the Company’s existing and future subsidiaries that are not guarantors. In connection with the issuance of the 2010 Senior Notes, the Company entered into a registration rights agreement, pursuant to which the Company agreed, among other things, to offer to exchange the 2010 Senior Notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. In the event that the Company did not comply with its obligations under the registration rights agreement to file the registration statement within 180 days and have it declared effective within 300 days, the Company would have been required to pay liquidated damages to holders of the 2010 Senior Notes in an amount equal to 0.25% per annum of the principal amount of the 2010 Senior Notes, which amount would have increased by an additional 0.25% per annum with respect to each subsequent 90-day period until all defaults under the registration rights agreement had been cured up to a maximum of 1.00% per annum. The Company filed the registration statement in March 2011 and it was declared effective in July 2011. The Company used substantially all of the net proceeds of the offering of the 2010 Senior Notes to finance the purchase of the Senior Notes (defined below) issued in 2005 and 2006 and the 2009 Senior Notes (defined below).

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

On June 5, 2009, the Company issued senior notes (“2009 Senior Notes”), with a face value of $150.0 million, for net proceeds of $136.5 million. The 2009 Senior Notes bore interest at 10   1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The 2009 Senior Notes would have matured on October 15, 2013. The 2009 Senior Notes were guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility, the Senior Notes and the Senior Subordinated Notes. Although the terms and covenants of the 2009 Senior Notes were substantially identical to those of the Senior Notes, the 2009 Senior Notes were not additional securities under the indenture governing the Senior Notes, were issued under a separate indenture, did not vote as a single class with the Senior Notes and did not necessarily trade with the Senior Notes. The 2009 Senior Notes were redeemed in November 2010 using the net proceeds from the offering of the 2010 Senior Notes.

The Affinion Credit Facility, the 2010 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends to its parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the six months ended June 30, 2011 and 2010, the Company paid cash dividends to its parent company, Affinion Holdings, of $323.2 million and $3.8 million respectively.

As of June 30, 2011, the Company was in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures that govern the 2010 Senior Notes and the Senior Subordinated Notes.

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of 11.625% senior notes due November 15, 2015, (the “Affinion Holdings Senior Notes”). Any failure by Affinion Holdings to pay principal of, or interest on, the Affinion Holdings Senior Notes would constitute an event of default under the Affinion Credit Facility, giving the lenders under the Affinion Credit Facility the right to accelerate the repayment of all borrowings thereunder, which acceleration would also give rise to an event of default under the indentures governing the 2010 Senior Notes and Senior Subordinated Notes. As a holding company with no significant assets other than the ownership of 100% of the Company’s common stock, Affinion Holdings will depend on the Company’s cash flows to make cash interest payments on the Affinion Holdings Senior Notes.

6. INCOME TAXES

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of June 30, 2011 and 2010, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of June 30, 2011 and 2010, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three and six months ended June 30, 2011 were (0.5)% and (7.5)%, respectively. The Company’s effective income tax rates for the three and six months ended June 30, 2010 were (14.2)% and (18.9)% respectively. The difference in the effective tax rates for the three months ended June 30, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $30.3 million for the three months ended June 30, 2010 to $39.3 million for the three months ended June 30, 2011 and a decrease in the income tax provision from $4.2 million for the three months ended June 30, 2010 to $0.2 million for the three months ended June 30, 2011. The difference in the effective tax rates for the six months ended June 30, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $39.6 million for the six months ended June 30, 2010 to $62.6 million for the six months ended June 30, 2011 and a decrease in the income tax provision from $7.4 million for the six months ended June 30, 2010 to $4.7 million for the six months ended June 30, 2011. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.1 million and $0.2 million, respectively, of interest related to uncertain tax positions arising in the three and six months ended June 30, 2011. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the three and six months ended June 30, 2011 were unchanged and decreased by $1.6 million, respectively, as a result of tax positions taken during the current period.

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, California Consumers Legal Remedies Act, and California False Advertising Law. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. The Company does not know when the appeal will be decided. Notwithstanding the appeal, the case is currently proceeding in the district court.

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

Subsequent Events—On July 13, 2011, a class action lawsuit was filed against Affinion Group, LLC (“AGLLC”), Trilegiant, Apollo Global Management LLC, and Chase Bank USA, N.A., in the United States District Court for the District of Arizona. The complaint asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. The case was recently filed and there has been no other activity in the case.

On July 14, 2011, a class action lawsuit was filed against AGLLC, Trilegiant Corporation, Apollo Global Management, LLC, Avis Rent A Car System, LLC, Avis Budget Car Rental LLC, Avis Budget Group, Inc., and Bank of America, N.A. in the United States District Court for the District of Oregon, Portland Division. The complaint, which is substantially similar to the class action complaint described in the immediately preceding paragraph, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. The case was recently filed, and there has been no other activity in the case.

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. On May 10, 2011, plaintiff filed a notice appealing the dismissal to the United States Court of Appeals for the Ninth Circuit. Pursuant to the Time Schedule Order issued by the court of appeals, the plaintiff’s opening brief is due on August 18, 2011, the defendant’s answering brief is due on September 19, 2011, and plaintiff’s reply brief, if any, is due on October 3, 2011.

On August 27, 2010, another substantially similar class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On December 23, 2010, Webloyalty filed a motion to dismiss this lawsuit, which had since been amended in its entirety. The court has not yet scheduled a hearing or ruled on Webloyalty’s motion.

On February 18, 2011, a class action complaint was filed against Webloyalty and one of its clients in the District Court for the Western District of Virginia. The complaint asserted various causes of action on behalf of a putative nationwide class, including unfair and deceptive acts and practices, unjust enrichment, invasion of privacy, money had and received, larceny, obtaining money by false pretense, trover, conversion, detinue, trespass, fraud, misrepresentation and computer fraud and violations under the Electronic Communications Privacy Act in connection with the sale by Webloyalty of its membership programs. The complaint was served on the Company on March 3, 2011. Following the April 12, 2011 decision dismissing the substantially similar class action lawsuit commenced in the United States District Court for the Southern District of California described above, plaintiff in the Virginia class action lawsuit agreed to settle her case on an individual basis for a nominal amount. The parties filed a stipulation of dismissal with prejudice with the court on April 21, 2011.

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

On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and the Company’s Chief Executive Officer, in the Iowa District Court for Polk County. This action was superseded by an action filed on March 11, 2011. The current action does not name the Company’s Chief Executive Officer and alleges violations of Iowa’s Buying Club Law, and seeks injunctive relief as well as monetary relief. The case has been dismissed without prejudice. The Company is attempting to resolve the matter through settlement.

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

In that regard, in August 2010, the Company entered into a voluntary Assurance of Discontinuance with the New York Attorney General’s Office. Pursuant to that settlement, the Company agreed to cease in New York its online marketing practices relating to the acquisition of consumers’ credit or debit card account numbers automatically from its retailer or merchant marketing partners when a consumer enrolls in one of the Company’s programs after making a purchase through one of such partners’ web sites as previously agreed to with the Senate Committee on January 6, 2010. Additionally, the Company agreed, among other things, with the New York Attorney General’s Office to cease in New York “live check” marketing whereby a consumer enrolls in a program or service by endorsing and cashing a check. As part of such settlement, the Company paid $3.0 million in fees, costs, and penalties and approximately $1.8 million as restitution to New York consumers in addition to refund claims.

As of September 13, 2010, Webloyalty also entered into a similar settlement agreement with the New York Attorney General’s Office. Pursuant to that settlement, Webloyalty agreed to pay $5.2 million in costs, fines and penalties, establish a restitution program for certain New York residents that joined a Webloyalty membership program between October 1, 2008 and January 13, 2010 and submitted a valid claim form, and implement changes to Webloyalty’s marketing of its membership programs. All costs, fines and penalties relating to the settlement were paid by Webloyalty in October 2010. Restitution to New York consumers in the amount of $2.6 million was paid in the second quarter of 2011. Costs relating to the administration of the settlement have been and will be paid as incurred throughout fiscal year 2011.

The Company believes that the amount accrued for the above litigation and contingencies matters is adequate, and the reasonably possible loss beyond the amounts accrued will not have a material effect on its unaudited condensed consolidated financial statements, taken as a whole, based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material effect on the Company’s unaudited condensed consolidated financial statements, taken as a whole.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of June 30, 2011, the Company provided guarantees for surety bonds totaling approximately $12.1 million and issued letters of credit totaling $7.2 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of June 30, 2011, there were 5.7 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of June 30, 2011, after conversion of the outstanding options under the webloyalty.com ISO Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.1 million shares of Affinion Holdings’ common stock at an exercise price of $0.98. All of the outstanding options were vested as of June 30, 2011 and expire in September 2012. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of June 30, 2011, after conversion of the outstanding options under the webloyalty.com NQ Plan into options to acquire shares of Affinion Holdings’ common stock there were a de minimis amount of fully vested options to acquire shares of Affinion Holdings’ common stock at an exercise price of $1.17, which expire in July 2013. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of June 30, 2011, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.8 million shares of Affinion Holdings common stock at exercise prices ranging from $4.83 to $14.45. Substantially all of the outstanding options were vested as of June 30, 2011 and expire between May 2015 and September 2018.

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

Stock Options

During the three and six months ended June 30, 2011 and 2010, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the three and six months ended June 30, 2011, 2.5 million stock options were granted to employees from the 2007 Plan. During the six months ended June 30, 2010, 0.1 million stock options were granted to employees from the 2007 Plan. There were no options granted to employees from the 2007 Plan during the three months ended June 30, 2010. The options granted to employees during the three and six months ended June 30, 2011 were granted with an exercise price of $9.16, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The options granted to employees during the six months ended June 30, 2010 were granted with an exercise price of $12.63, equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three and six months ended June 30, 2011, there were 0.1 million stock options granted to members of the Board of Directors from the 2007 Plan with an exercise price of $9.16, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. During the six months ended June 30, 2010, there were less than 0.1 million stock options granted to members of the Board of Directors from the 2007 Plan with an exercise price of $12.63, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. These options fully vest on the date of grant and have an option term of 10 years. There were no stock options granted to members of the Board of Directors from the 2007 Plan during the three months ended June 30, 2010.

The fair value of each option award from the 2007 Plan during the three and six months ended June 30, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2011	2010
Expected volatility	44.0%	66.5%
Expected life (in years)	6.00	6.25
Risk-free interest rate	2.37%	2.79%
Dividend yield	—%	—%

A summary of option activity for the six months ended June 30, 2011 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2011	1,651	807	807	441	1,512
Granted	—	—	—	52	2,514
Exercised	—	—	—	—	—
Forfeited or expired	(41)	(27)	(27)	(70)	(320)

Outstanding options at June 30, 2011	1,610	780	780	423	3,706

Vested or expected to vest at June 30, 2011	1,610	780	780	423	3,706

Exercisable options at June 30, 2011	1,580	—	—	423	845

Weighted average remaining contractual term (in years)	4.5	4.5	4.5	6.0	9.0
Weighted average grant date fair value per option granted in 2011	$—	$—	$—	$4.16	$4.16
Weighted average exercise price of exercisable options at June 30, 2011	$1.57	$—	$—	$5.29	$13.90
Weighted average exercise price of outstanding options at June 30, 2011	$1.60	$1.60	$1.60	$5.29	$13.11

Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2011 totaled $1.7 million and $3.5 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2010 totaled $0.9 million and $2.0 million, respectively. In addition, in connection with dividends paid by Affinion Holdings to its common stock holders during the first three months of 2011, Affinion Holdings made payments to holders of options to purchase shares of Affinion Holdings’ common stock of $13.7 million, which has been recognized by the Company as compensation expense during the six months ended June 30, 2011. As of June 30, 2011, there was $13.2 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.6 years.

In addition, during the three and six months ended June 30, 2011, the Company recognized stock-based compensation expense of a benefit of less than $0.1 million and expense of $0.1 million, respectively, relating to stock options granted under the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan that were converted into options to acquire shares of common stock of Affinion Holdings in connection with the Webloyalty acquisition. These options are time-based options vesting ratably on each of the first four anniversaries subsequent to the grant date. As of June 30, 2011, there were 0.1 million fully vested options outstanding under the webloyalty.com ISO Plan with an exercise price of $0.98 per share and a weighted average remaining contractual life of 0.9 years. As of June 30, 2011, there were a de minimis amount of fully vested options outstanding under the webloyalty.com NQ Plan with an exercise price of $1.17 and a remaining contractual life of 2.0 years. As of June 30, 2011, there were 0.8 million options outstanding under the Webloyalty 2005 Plan, substantially all of which were fully vested, with exercises prices ranging from $4.83 to $14.45 per share and a weighted average remaining contractual life of 5.4 years.

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

A summary of restricted stock unit activity for the six months ended June 30, 2011 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2011	737	$12.63
Granted	—	—
Vested	(213)	12.63
Forfeited	(54)	12.63

Outstanding restricted unvested awards at June 30, 2011	470	$9.16

Weighted average remaining contractual term (in years)	0.6

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and six months ended June 30, 2011 was $1.7 million and $2.7 million, respectively. Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and six months ended June 30, 2010 was $0.9 million and $2.0 million, respectively. In addition, in connection with dividends paid by Affinion Holdings to its common stock holders during the first quarter of 2011, Affinion Holdings authorized payments to holders of unvested restricted stock units to be paid as the restricted stock units vest of $2.1 million, which has been recognized by the Company as compensation expense during the six months ended June 30, 2011. As of June 30, 2011, there was $4.2 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.5 years.

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

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of AGLLC or Affinion International Holdings Limited (“Affinion International”) and (3) constitute a breach or violation of its compliance with law representations and warranties and (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or Affinion International.

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

Wyndham held a portion of the warrant issued in connection with the Apollo Transactions until it expired on May 10, 2011, while Realogy was subsequently acquired by an affiliate of Apollo.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. There was no revenue earned for such services for the three and six months ended June 30, 2011 and 2010. The Company incurred expenses of $0.3 million and $0.6 million for the three and six months ended June 30, 2011 and $0.2 million and $0.5 million for the three and six months ended June 30, 2010, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Certain marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expired in December 2010, subject to automatic one year renewal periods, and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminated an agreement prior to December 31, 2010, the Cendant subsidiary was required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. During 2010, a supplemental agreement was entered into which had the effect of extending the remaining marketing agreements to December 31, 2012. The expense incurred for such services was $0.6 million and $1.0 million, respectively, for the three and six months ended June 30, 2011 and $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2010, and is included in marketing and commissions in the accompanying unaudited condensed consolidated statements of operations.

Under the loyalty and rewards program administration agreements, the Company continues to administer loyalty programs for certain Cendant subsidiaries. The agreements provided for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The initial loyalty and reward program agreements expired on December 31, 2009. A termination notice has been received related to one of the programs and administration of that program ceased during 2010. The contract to administer the other program was renewed for a three year term. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2011 and $1.8 million and $3.5 million, respectively, for the three and six months ended June 30, 2010. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statements of operations for such services was $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2011 and $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2010.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion will increase to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. The amounts expensed related to this consulting agreement were $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2011 and $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2010 and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2011 and $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2010, and are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to 3.6%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2011. There was no revenue recognized for the three and six months ended June 30, 2010.

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

All outstanding interest rate swaps are recorded at fair value. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2011, the Company recorded interest expense, representing realized and unrealized gains and losses, of $2.1 million and $2.7 million, respectively, related to the interest rate swaps. For the three and six months ended June 30, 2010, the Company recorded interest expense, representing realized and unrealized gains and losses, of $6.0 million and $14.3 million, respectively, related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2011 (dollars are in millions unless otherwise indicated):

	2011	2012	2013	2014	2015	2016 and Thereafter	Total	Fair Value At June 30, 2011
			(in millions)
Fixed rate debt	$0.3	$0.6	$0.5	$0.4	$355.8	$475.0	$832.6	$811.5
Average interest rate	9.43%	9.43%	9.43%	9.43%	9.43%	7.88%
Variable rate debt	$5.6	$11.2	$11.3	$11.2	$11.3	$1,062.2	$1,112.8	$1,113.5
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed-interest rate swaps(b)								$17.5
Average pay rate	2.99%	2.99%
Average receive rate	0.28%	0.53%

(a)	Average interest rate is based on rates in effect at June 30, 2011.
(b)	The fair value of the interest rate swaps is included in other long-term liabilities at June 30, 2011. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

Foreign Currency Forward Contract

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In April 2011, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 4.3 million and receive $7.2 million thirty days after the contract date. In May 2011, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. During the three and six months ended June 30, 2011, the Company recognized a realized gain of $0.2 million and a realized loss of less than $0.1 million, respectively, and had a de minimis unrealized loss as of June 30, 2011.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2011 and December 31, 2010, approximately $74.5 million and $73.7 million, respectively, of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at June 30, 2011 and December 31, 2010 due to the short-term maturities of these assets and liabilities.

b.	Investments—At June 30, 2011 and December 31, 2010, the carrying amounts of equity investments, which are included in other current assets on the consolidated balance sheets, approximate fair value, which is based on quoted market prices or other available market information.

c.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at June 30, 2011 and December 31, 2010 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

d.

Interest Rate Swaps—At June 30, 2011 and December 31, 2010, the Company’s estimated fair value of its interest rate swaps is based upon available market information. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps. The counterparties to the interest rate swaps are major financial institutions. The Company does not expect any losses from non-performance by the counterparty.

e.	Foreign Currency Forward Contract—At June 30, 2011 and December 31, 2010, the Company’s estimated fair value of its foreign currency forward contract is based upon available market information. The fair value of the foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contract. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contract. The counterparty to the foreign currency forward contract is a major financial. The Company does not expect any losses from non-performance by the counterparty.

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

The fair values of certain financial instruments as of June 30, 2011, are shown in the table below:

	Fair Value Measurements at June 30, 2011
	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Interest rate swaps (included in other long-term liabilities)	$(17.5)	—	$(17.5)	—

The fair values of certain financial instruments as of December 31, 2010 are shown in the table below:

	Fair Value Measurements at December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Trading securities (included in other current assets)	$0.1	$0.1	$—	—
Interest rate swaps (included in accounts payable and accrued expenses)	(3.9)	—	(3.9)	—
Interest rate swaps (included in other long-term liabilities)	(18.2)	—	(18.2)	—

11.	SEGMENT INFORMATION

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

Net Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
Affinion North America
Membership products	$194.9	$172.9	$378.2	$345.8
Insurance and package products	85.0	89.1	172.9	176.9
Loyalty products	34.7	21.7	67.5	40.9
Eliminations	(0.8)	(0.8)	(1.7)	(1.7)

Total North America	313.8	282.9	616.9	561.9
Affinion International
International products	73.3	57.6	137.1	121.8

	$387.1	$340.5	$754.0	$683.7

Segment EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
Affinion North America
Membership products	$34.8	$30.3	$66.3	$69.9
Insurance and package products	22.5	26.4	54.2	53.8
Loyalty products	10.9	6.6	21.1	12.1

Total North America	68.2	63.3	141.6	135.8
Affinion International
International products	9.8	5.6	13.7	13.3

Total products	78.0	68.9	155.3	149.1
Corporate	(5.9)	(5.0)	(21.0)	(10.0)

	$72.1	$63.9	$134.3	$139.1

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
Segment EBITDA	$72.1	$63.9	$134.3	$139.1
Depreciation and amortization	(73.0)	(48.6)	(122.9)	(97.1)

Income from operations	$(0.9)	$15.3	$11.4	$42.0

As of June 30, 2011 and December 31, 2010, the segment assets of the Membership products segment were $728.0 million and $536.4 million, respectively. As of June 30, 2011 and December 31, 2010, the segment assets of the International products segment were $297.5 million and $217.8 million, respectively. The increases in Membership products and International products segment assets of $191.6 million and $79.7 million, respectively, are primarily attributable to the acquisition of Webloyalty on January 14, 2011.

12.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, and the related condensed consolidating statements of operations for the three and six month periods ended June 30, 2011 and 2010 and the related condensed consolidating statements of cash flows for the six month periods ended June 30, 2011 and 2010 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2011

(In millions)

	Affinion Group, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$44.9	$3.7	$28.2	$—	$76.8
Restricted cash	3.3	22.4	10.5	—	36.2
Receivables, net	1.1	88.8	38.9	—	128.8
Receivables from related parties	—	5.6	0.3	—	5.9
Profit-sharing receivables from insurance carriers	—	78.0	0.3	—	78.3
Prepaid commissions	—	50.7	5.5	—	56.2
Income taxes receivable	—	1.4	1.3	—	2.7
Intercompany loans receivables	17.0	—	—	(17.0)	—
Other current assets	7.0	37.2	30.5	—	74.7

Total current assets	73.3	287.8	115.5	(17.0)	459.6
Property and equipment, net	9.7	92.5	19.6	—	121.8
Contract rights and list fees, net	—	22.3	3.2	—	25.5
Goodwill	—	522.0	78.1	—	600.1
Other intangibles, net	—	360.8	71.9	—	432.7
Investment in subsidiaries	2,050.1	71.2	—	(2,121.3)	—
Intercompany loan receivables	34.4	—	—	(34.4)	—
Intercompany receivables	—	1,077.5	—	(1,077.5)	—
Other non-current assets	36.5	30.9	10.1	—	77.5

Total assets	$2,204.0	$2,465.0	$298.4	$(3,250.2)	$1,717.2

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.2	$0.7	$—	$—	$11.9
Accounts payable and accrued expenses	88.3	212.2	93.4	—	393.9
Payables to related parties	33.3	0.4	1.6	—	35.3
Deferred revenue	—	134.0	31.9	—	165.9
Income taxes payable	0.7	—	8.5	—	9.2
Intercompany loans payable	—	—	17.0	(17.0)	—

Total current liabilities	133.5	347.3	152.3	(17.0)	616.2
Long-term debt	1,926.5	1.4	—	—	1,927.9
Deferred income taxes	—	49.2	10.7	—	59.9
Deferred revenue	—	10.7	8.7	—	19.4
Intercompany loan payable	—	—	34.4	(34.4)	—
Intercompany payables	1,076.9	—	0.6	(1,077.5)	—
Other long-term liabilities	29.9	17.0	9.0	—	55.9

Total liabilities	3,166.8	425.6	215.7	(1,128.9)	2,679.3

Affinion Group, Inc. deficit	(962.8)	2,039.4	81.9	(2,121.3)	(962.8)
Non-controlling interest in subsidiary	—	—	0.7	—	0.7

Total deficit	(962.8)	2,039.4	82.6	(2,121.3)	(962.1)

Total liabilities and deficit	$2,204.0	$2,465.0	$298.3	$(3,250.2)	$1,717.2

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$104.8	$3.2	$13.1	$—	$121.1
Restricted cash	3.4	21.5	10.4	—	35.3
Receivables, net	1.6	76.3	41.4	—	119.3
Receivables from related parties	—	5.8	0.3	—	6.1
Profit-sharing receivables from insurance carriers	—	73.7	1.3	—	75.0
Prepaid commissions	—	51.8	6.2	—	58.0
Income taxes receivable	—	1.6	1.2	—	2.8
Intercompany loans receivable	12.5	—	—	(12.5)	—
Other current assets	4.2	36.2	25.5	—	65.9

Total current assets	126.5	270.1	99.4	(12.5)	483.5
Property and equipment, net	8.2	84.4	20.8	—	113.4
Contract rights and list fees, net	—	19.7	6.2	—	25.9
Goodwill	—	371.6	31.1	—	402.7
Other intangibles, net	—	358.7	51.9	—	410.6
Investment in subsidiaries	1,719.3	—	—	(1,719.3)	—
Intercompany loan receivable	32.1	—	—	(32.1)	—
Intercompany receivables	—	945.0	—	(945.0)	—
Other non-current assets	43.8	25.8	9.5	—	79.1

Total assets	$1,929.9	$2,075.3	$218.9	$(2,708.9)	$1,515.2

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$8.7	$0.4	$—	$—	$9.1
Accounts payable and accrued expenses	99.1	177.1	91.1	—	367.3
Payables to related parties	14.6	0.7	2.0	—	17.3
Intercompany loans payable	—	—	12.5	(12.5)	—
Deferred revenue	0.1	136.8	27.0	—	163.9
Income taxes payable	1.0	—	1.8	—	2.8

Total current liabilities	123.5	315.0	134.4	(12.5)	560.4
Long-term debt	1,684.2	1.0	—	—	1,685.2
Deferred income taxes	—	42.9	11.3	—	54.2
Deferred revenue	—	13.0	8.0	—	21.0
Intercompany loan payable	—	—	32.1	(32.1)	—
Intercompany payables	943.9	—	1.1	(945.0)	—
Other long-term liabilities	44.5	2.8	12.0	—	59.3

Total liabilities	2,796.1	374.7	198.9	(989.6)	2,380.1

Affinion Group, Inc. deficit	(866.2)	1,700.6	18.7	(1,719.3)	(866.2)
Non-controlling interest in subsidiary	—	—	1.3	—	1.3

Total deficit	(866.2)	1,700.6	20.0	(1,719.3)	(864.9)

Total liabilities and deficit	$1,929.9	$2,075.3	$218.9	$(2,708.9)	$1,515.2

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$313.8	$73.3	$—	$387.1

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	133.9	26.0	—	159.9
Operating costs	—	77.3	31.9	—	109.2
General and administrative	9.2	27.2	8.2	—	44.6
Facility exit costs	—	1.3	—	—	1.3
Depreciation and amortization	0.3	60.8	11.9	—	73.0

Total expenses	9.5	300.5	78.0	—	388.0

Income (loss) from operations	(9.5)	13.3	(4.7)	—	(0.9)
Interest income	0.3	0.1	0.2	—	0.6
Interest expense	(38.1)	(0.2)	(0.6)	—	(38.9)
Interest income (expense)—intercompany	0.3	—	(0.3)	—	—
Other expense, net	—	(0.1)	—	—	(0.1)

Income (loss) before income taxes and non-controlling interest	(47.0)	13.1	(5.4)	—	(39.3)
Income tax expense	(0.7)	(1.1)	1.6	—	(0.2)

	(47.7)	12.0	(3.8)	—	(39.5)
Equity in income of subsidiaries	7.9	—	—	(7.9)	—

Net income (loss)	(39.8)	12.0	(3.8)	(7.9)	(39.5)
Less: net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)

Net income (loss) attributable to Affinion Group, Inc.	$(39.8)	$12.0	$(4.1)	$(7.9)	$(39.8)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$616.9	$137.1	$—	$754.0

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	254.5	49.3	—	303.8
Operating costs	—	155.6	61.6	—	217.2
General and administrative	30.1	49.9	17.4	—	97.4
Facility exit costs	—	1.3	—	—	1.3
Depreciation and amortization	0.6	102.7	19.6	—	122.9

Total expenses	30.7	564.0	147.9	—	742.6

Income (loss) from operations	(30.7)	52.9	(10.8)	—	11.4
Interest income	0.3	0.3	0.2	—	0.8
Interest expense	(73.4)	(0.3)	(1.0)	—	(74.7)
Interest income (expense)—intercompany	0.6	—	(0.6)	—	—
Other expense, net	—	(0.1)	—	—	(0.1)

Income (loss) before income taxes and non-controlling interest	(103.2)	52.8	(12.2)	—	(62.6)
Income tax expense	(1.3)	(4.7)	1.3	—	(4.7)

	(104.5)	48.1	(10.9)	—	(67.3)
Equity in income of subsidiaries	36.7	—	—	(36.7)	—

Net income (loss)	(67.8)	48.1	(10.9)	(36.7)	(67.3)
Less: net income attributable to non-controlling interest	—	—	(0.5)	—	(0.5)

Net income (loss) attributable to Affinion Group, Inc.	$(67.8)	$48.1	$(11.4)	$(36.7)	$(67.8)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$282.9	$57.6	$—	$340.5

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	121.3	19.8	—	141.1
Operating costs	—	62.7	26.6	—	89.3
General and administrative	9.9	21.1	7.2	—	38.2
Facility exit costs	—	8.0	—	—	8.0
Depreciation and amortization	—	41.2	7.4	—	48.6

Total expenses	9.9	254.3	61.0	—	325.2

Income (loss) from operations	(9.9)	28.6	(3.4)	—	15.3
Interest (expense) income, net	(41.2)	0.2	2.9	—	(38.1)
Interest income (expense)—intercompany	0.2	—	(0.2)	—	—
Loss on extinguishment of debt	(7.4)	—	—	—	(7.4)
Other expense, net	—	—	(0.1)	—	(0.1)

Income (loss) before income taxes and non-controlling interest	(58.3)	28.8	(0.8)	—	(30.3)
Income tax expense	(0.7)	(2.5)	(1.0)	—	(4.2)

	(59.0)	26.3	(1.8)	—	(34.5)
Equity in income of subsidiaries	24.3	—	—	(24.3)	—

Net income (loss)	(34.7)	26.3	(1.8)	(24.3)	(34.5)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Net income (loss) attributable to Affinion Group, Inc.	$(34.7)	$26.3	$(2.0)	$(24.3)	$(34.7)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$561.9	$121.8	$—	$683.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	239.4	40.4	—	279.8
Operating costs	—	127.2	56.0	—	183.2
General and administrative	19.0	39.2	15.4	—	73.6
Facility exit costs	—	8.0	—	—	8.0
Depreciation and amortization	—	82.1	15.0	—	97.1

Total expenses	19.0	495.9	126.8	—	641.7

Income (loss) from operations	(19.0)	66.0	(5.0)	—	42.0
Interest (expense) income, net	(78.3)	0.4	5.6	—	(72.3)
Interest income (expense)—intercompany	0.5	—	(0.5)	—	—
Loss on extinguishment of debt	(7.4)	—	—	—	(7.4)
Other expense, net	—	—	(1.9)	—	(1.9)

Income (loss) before income taxes and non-controlling interest	(104.2)	66.4	(1.8)	—	(39.6)
Income tax expense	(1.1)	(4.1)	(2.2)	—	(7.4)

	(105.3)	62.3	(4.0)	—	(47.0)
Equity in income of subsidiaries	57.8	—	—	(57.8)	—

Net income (loss)	(47.5)	62.3	(4.0)	(57.8)	(47.0)
Less: net income attributable to non-controlling interest	—	—	(0.5)	—	(0.5)

Net income (loss) attributable to Affinion Group, Inc.	$(47.5)	$62.3	$(4.5)	$(57.8)	$(47.5)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(67.8)	$48.1	$(10.9)	$(36.7)	$(67.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.5	102.7	19.7	—	122.9
Amortization of debt discount and financing costs	4.1	—	—	—	4.1
Unrealized loss on interest rate swaps	(0.7)	—	—	—	(0.7)
Facility exit costs	—	1.3	—	—	1.3
Share-based compensation	6.3	—	—	—	6.3
Equity in income (loss) of subsidiaries	(36.7)	—	—	36.7	—
Deferred income taxes	0.4	4.3	(3.3)	—	1.4
Payment received for assumption of loyalty points program liability	—	0.5	—	—	0.5
Net change in assets and liabilities:				—
Restricted cash	0.2	(1.0)	(0.5)	—	(1.3)
Receivables	0.6	(10.4)	6.9	—	(2.9)
Receivables from related parties	(0.6)	0.1	0.6	—	0.1
Profit-sharing receivables from insurance carriers	—	(4.2)	1.0	—	(3.2)
Prepaid commissions	—	1.1	0.9	—	2.0
Other current assets	(2.8)	2.7	7.1	—	7.0
Contract rights and list fees	—	(2.9)	—	—	(2.9)
Other non-current assets	0.2	4.8	0.7	—	5.7
Accounts payable and accrued expenses	(10.9)	(3.9)	(21.1)	—	(35.9)
Payables to related parties	(3.7)	(0.2)	(0.5)	—	(4.4)
Deferred revenue	(0.1)	(6.2)	3.7	—	(2.6)
Income taxes receivable and payable	(0.3)	—	5.8	—	5.5
Other long-term liabilities	1.4	(2.9)	(3.7)	—	(5.2)
Other, net	(2.2)	0.4	(0.2)	—	(2.0)

Net cash (used in) provided by operating activities	(112.2)	134.4	6.2	—	28.4

Investing Activities
Capital expenditures	(2.0)	(20.0)	(2.9)	—	(24.9)
Restricted cash	—	—	1.1	—	1.1
Acquisition-related payment, net of cash acquired	—	—	(3.6)	—	(3.6)
Cash acquired with acquisition	—	10.4	15.7	—	26.1
Other investing activity	—	0.3	—	—	0.3

Net cash used in investing activities	(2.0)	(9.3)	10.3	—	(1.0)

Financing Activities
Proceeds from borrowings	250.0	—	—	—	250.0
Principal payments on borrowings	(5.7)	(0.2)	—	—	(5.9)
Financing costs	(5.5)	—	—	—	(5.5)
Repurchase of employee equity award of a subsidiary	—	—	(3.5)	—	(3.5)
Return of capital to parent company	(323.2)	—	—	—	(323.2)
Intercompany loan	(3.6)	—	3.6	—	—
Intercompany receivables and payables	126.2	(124.4)	(1.8)	—	—
Receivable from parent company	16.1	—	—	—	16.1
Distribution to non-controlling interest	—	—	(1.1)	—	(1.1)

Net cash provided by (used in) financing activities	54.3	(124.6)	(2.8)	—	(73.1)

Effect of changes in exchange rates on cash and cash equivalents	—	—	1.4	—	1.4

Net increase (decrease) in cash and cash equivalents	(59.9)	0.5	15.1	—	(44.3)
Cash and cash equivalents, beginning of period	104.8	3.2	13.1	—	121.1

Cash and cash equivalents, end of period	$44.9	$3.7	$28.2	$—	$76.8

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(47.5)	$62.3	$(4.0)	$(57.8)	$(47.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.4	81.8	14.9	—	97.1
Amortization of debt discount and financing costs	5.3	—	—	—	5.3
Unrealized loss on interest rate swaps	6.0	—	—	—	6.0
Unrealized foreign currency transaction loss	—	—	1.9	—	1.9
Loss on extinguishment of debt	7.4	—	—	—	7.4
Facility exit costs	—	8.0	—	—	8.0
Share-based compensation	4.2	—	—	—	4.2
Interest accretion on held-to-maturity debt securities	—	—	(4.0)	—	(4.0)
Equity in (income) loss of subsidiaries	(57.8)	—	—	57.8	—
Deferred income taxes	0.4	3.9	1.5	—	5.8
Payment received for assumption of loyalty points program liability	—	2.7	—	—	2.7
Net change in assets and liabilities:				—
Restricted cash	—	(2.9)	0.3	—	(2.6)
Receivables	—	10.8	0.9	—	11.7
Receivables from related parties	(0.4)	0.8	(3.0)	—	(2.6)
Profit-sharing receivables from insurance carriers	—	(8.2)	1.0	—	(7.2)
Prepaid commissions	—	4.3	(0.3)	—	4.0
Other current assets	(1.2)	2.4	(6.9)	—	(5.7)
Contract rights and list fees	—	0.7	—	—	0.7
Other non-current assets	(2.4)	(4.7)	—	—	(7.1)
Accounts payable and accrued expenses	3.7	18.6	2.3	—	24.6
Payables to related parties	—	(0.4)	(1.0)	—	(1.4)
Deferred revenue	(0.5)	(19.6)	(3.2)	—	(23.3)
Income taxes receivable and payable	(0.2	(0.1)	(4.9)	—	(5.2)
Other long-term liabilities	4.9	(1.1)	(4.6)	—	(0.8)
Other, net	4.4	(1.1)	1.8	—	5.1

Net cash provided by (used in) operating activities	(73.3)	158.2	(7.3)	—	77.6

Investing Activities
Capital expenditures	(4.8)	(11.1)	(4.6)	—	(20.5)
Restricted cash	—	—	(0.6)	—	(0.6)
Acquisition-related payments, net of cash acquired	—	(37.5)	—	—	(37.5)
Other investing activity	—	—	(1.0)	—	(1.0)

Net cash used in investing activities	(4.8)	(48.6)	(6.2)	—	(59.6)

Financing Activities
Proceeds from borrowings	875.0	—	—	—	875.0
Principal payments on borrowings	(650.8)	(0.1)	—	—	(650.9)
Financing costs	(27.0)	—	—	—	(27.0)
Return of capital to parent company	(3.8)	—	—	—	(3.8)
Intercompany loan	20.0	—	(20.0)	—	—
Intercompany receivables and payables	118.7	(119.2)	0.5	—	—
Capital contribution	(1.0)	—	1.0	—	—
Distribution to non-controlling interest	—	—	(1.0)	—	(1.0)

Net cash provided by (used in) financing activities	331.1	(119.3)	(19.5)	—	192.3
Effect of changes in exchange rates on cash and cash equivalents	—	—	(4.0)	—	(4.0)

Net increase (decrease) in cash and cash equivalents	253.0	(9.7)	(37.0)	—	206.3
Cash and cash equivalents, beginning of period	3.9	13.6	52.3	—	69.8

Cash and cash equivalents, end of period	$256.9	$3.9	$15.3	$—	$276.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2011 and 2010. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2011 and 2010 and our financial condition as of June 30, 2011, as well as a discussion of our liquidity and capital resources.

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

As of June 30, 2011, we had approximately 71 million subscribers and customers enrolled in our membership, insurance and package programs worldwide and approximately 111 million customers who received credit or debit card enhancement services or loyalty points-based management services.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not be recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of the membership term. This allows us to recognize revenue ratably over the annual membership term. In both 2010 and the six months ended June 30, 2011, approximately 96% of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

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

Subsequent to June 30, 2011 the Company and Affinion Holdings entered into an Agreement and Plan of Merger to acquire Prospectiv Direct, Inc. (“Prospectiv”), an online performance marketer and operator of couponing websites. Upon the completion of certain conditions to closing, the Company will acquire all of the capital stock of Prospectiv for an initial cash purchase price of $30.0 million, subject to purchase price adjustments. If Prospectiv achieves certain performance targets over the next 30 months, the former equity holders will be entitled to additional consideration in the form of an earnout and certain members of Prospectiv’s management will be entitled to receive additional compensation related to their continued employment. The majority of such additional consideration and compensation is expected to be settled in shares of Affinion Holdings’ common stock.

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

In certain circumstances, our financial marketing partners have sought to source and market their own in-house programs, most notably programs that are analogous to our credit card registration, credit monitoring and identity-theft resolution services. As we have sought to maintain our market share and to continue these programs with our marketing partners, in some circumstances, we have shifted from a retail marketing arrangement to a wholesale arrangement which has lower net revenue, but unlike our retail arrangement, has no related commission expense. Partially as a result of this trend, we have experienced a revenue reduction in our membership business, which has been more than offset by the impact of our acquisition of Webloyalty.

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

Results of Operations

Supplemental Data

We manage our business using a portfolio approach, meaning that we allocate and reallocate our marketing investments in the ongoing pursuit of the highest and best available returns, allocating our resources to whichever products, geographies and programs offer the best opportunities. With the globalization of our clients, the continued evolution of our programs and services and the ongoing refinement and execution of our marketing allocation strategy, we have developed the following table that we believe captures the way we look at the businesses (subscriber and insured amounts in thousands except per average subscriber and insured amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Global Average Subscribers, excluding Basic Insureds	48,619	43,059	48,193	43,271
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds(1)	$28.40	$28.97	$28.48	$28.92
Global Membership Subscribers(2)
Average Global Retail Subscribers(3)	11,377	10,285	11,407	10,453
Annualized Net Revenue Per Global Average Subscriber(1)	$79.32	$74.82	$79.52	$73.36
Global Package Subscribers and Wholesale(4)
Average Global Package Subscribers and Wholesale(3)	32,924	28,355	32,455	28,373
Annualized Net Revenue per Global Average Package Subscriber(1)	$6.43	$7.18	$6.40	$7.62
Global Insureds
Average Supplemental Insureds(3)	4,318	4,419	4,331	4,445
Annualized Net Revenue Per Supplemental Insured(1)	$61.76	$62.05	$59.48	$60.40
Global Average Subscribers, including Basic Insureds	71,047	65,657	70,574	66,087

(1)	Annualized Net Revenue Per Global Average Subscriber and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average subscribers or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or an insured, as applicable, the subscriber’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(2)	Global Membership Subscribers is comprised of the former “Global Membership Products: Average Retail Members including wholesale formerly retail and other” as well as “Affinion International: Other Retail Membership” line items presented in the Form S-4.
(3)	Average Global Subscribers and Average Supplemental Insureds for the period are each calculated by determining the average subscribers or insureds, as applicable, for each month (adding the number of subscribers or insureds, as applicable, at the beginning of the month with the number of subscribers or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A subscriber’s or insured’s, as applicable, account is added or removed in the period in which the subscriber or insured, as applicable, has joined or cancelled.
(4)	Global Package Subscribers and Wholesale is comprised of the former “Affinion North America: Package”, “Affinion North America: Membership Products Wholesale (excluding the portion for service formerly retail and other)” and “Affinion International: Package” line items presented in the Form S-4.

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

The domestic package member base has stabilized, with the majority of the growth in 2010 and the first six months of 2011 due to a new wholesale relationship we began in 2008.

Segment EBITDA

Segment EBITDA consists of income from operations before depreciation and amortization. Segment EBITDA is the measure management uses to evaluate segment performance, and we present Segment EBITDA to enhance your understanding of our operating performance. We use Segment EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Segment EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Segment EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (“U.S. GAAP”), and Segment EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Segment EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, or as an indicator of cash flows, or as a measure of liquidity.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table summarizes our consolidated results of operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Increase (Decrease)
Net revenues	$387.1	$340.5	$46.6

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	159.9	141.1	18.8
Operating costs	109.2	89.3	19.9

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Increase (Decrease)
General and administrative	44.6	38.2	6.4
Facility exit costs	1.3	8.0	(6.7)
Depreciation and amortization	73.0	48.6	24.4

Total expenses	388.0	325.2	62.8

Income (loss) from operations	(0.9)	15.3	(16.2)
Interest income	0.6	3.7	(3.1)
Interest expense	(38.9)	(41.8)	2.9
Loss on extinguishment of debt	—	(7.4)	7.4
Other expense, net	(0.1)	(0.1)	—

Loss before income taxes and non-controlling interest	(39.3)	(30.3)	(9.0)
Income tax expense	(0.2)	(4.2)	4.0

Net loss	(39.5)	(34.5)	(5.0)
Less: net income attributable to non-controlling interest	(0.3)	(0.2)	(0.1)

Net loss attributable to Affinion Group, Inc.	$(39.8)	$(34.7)	$(5.1)

Summary of Operating Results for the Three Months Ended June 30, 2011

The following is a summary of changes affecting our operating results for the three months ended June 30, 2011.

Net revenues increased $46.6 million, or 13.7%, for the three months ended June 30, 2011 as compared to the same period in the prior year. Net revenues in our North American units increased $30.9 million, primarily as a result of net revenues of $15.8 million from the July 1, 2010 acquisition of Connexions Loyalty Travel Solutions, L.L.C. (“Connexions”), a provider of loyalty rewards travel solutions in North America, or the Connexions acquisition, and $21.2 million from the January 14, 2011 acquisition of Webloyalty Holdings, Inc. (“Webloyalty”), a leading online marketing services company, or the Webloyalty acquisition, which were partially offset by lower net revenues in our Insurance and Package business of $4.1 million. International segment net revenues increased by $15.7 million, primarily from net revenues of $15.3 million from the acquisition of Webloyalty.

Segment EBITDA increased $8.2 million, as the positive impact of the Webloyalty and Connexions acquisitions were partially offset by higher marketing and commissions and operating costs. In addition, 2011 benefited from the absence of facility exit costs associated with the lease on our former corporate headquarters totaling $8.0 million recorded in the second quarter of 2010.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Net Revenues. During the three months ended June 30, 2011 we reported net revenues of $387.1 million, an increase of $46.6 million, or 13.7%, as compared to net revenues of $340.5 million in the comparable period in 2010. Net revenues of our Membership products increased $22.0 million primarily due to higher net revenue from the Webloyalty acquisition. Loyalty products net revenues increased $13.0 million which was primarily attributable to the Connexions acquisition. International products net revenues increased $15.7 million primarily from the Webloyalty acquisition. Net revenues from our Insurance and Package products decreased $4.1 million primarily from a higher cost of insurance due to higher claims experience and lower package revenue from a lower average revenue per member and lower fee-based revenue from our NetGain product.

Marketing and Commissions Expense. Marketing and commissions expense increased by $18.8 million, or 13.3%, to $159.9 million for the three months ended June 30, 2011 from $141.1 million for the three months ended June 30, 2010. Marketing and commissions expense increased primarily due to the increased marketing and commissions in our Membership business as the timing of marketing programs in 2011 has returned to a more normalized level. As previously disclosed, during the second quarter of 2010, certain marketing programs were delayed.

Operating Costs. Operating costs increased by $19.9 million, or 22.3%, to $109.2 million for the three months ended June 30, 2011 from $89.3 million for the three months ended June 30, 2010. Operating costs were higher primarily due to the Webloyalty and Connexions acquisitions, which totaled $14.6 million. Additionally, fulfillment costs increased in our Membership business primarily from increases associated with higher membership in our identity theft protection products.

General and Administrative Expense. General and administrative expense increased by $6.4 million, or 16.8%, to $44.6 million for the three months ended June 30, 2011 from $38.2 million for the three months ended June 30, 2010. Higher costs from the Webloyalty and Connexions acquisitions along with higher costs from stock compensation plans were partially offset by a net favorable impact of unrealized foreign exchange gains recorded on intercompany balances in 2011 as compared to unrealized foreign exchange losses recorded on intercompany balances in 2010.

Facility Exit Costs. During the three months ended June 30, 2011, we recorded facility exit costs in the amount of $1.3 million associated with the leases on a Webloyalty facility. During the three months ended June 30, 2010 we recorded facility exit costs in the amount of $8.0 million associated with the lease on our former corporate headquarters. These costs represent the present value of future lease payments and other expenses related to the facilities through the expiration of the leases, net of estimated sublease income.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $24.4 million for the three months ended June 30, 2011 to $73.0 million from $48.6 million for the three months ended June 30, 2010, primarily from recording $28.4 million more amortization expense in 2011 as compared to 2010 related to intangible assets acquired in the Webloyalty and Connexions acquisitions, principally member relationships and affinity relationships, partially offset by lower amortization of $4.4 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Income. Interest income decreased $3.1 million for the three months ended June 30, 2011 to $0.6 million due to the absence in 2011 of accreted interest on held-to-maturity debt securities. These debt securities were originally issued by Affinion Holdings and repurchased by the Company in 2009 and were redeemed as part of the Affinion Holdings debt refinancing in the fourth quarter of 2010.

Interest Expense. Interest expense decreased by $2.9 million, or 6.9%, to $38.9 million for the three months ended June 30, 2011 from $41.8 million for the three months ended June 30, 2010, as the impact of higher interest accrued on our term loan of approximately $2.6 million primarily due to increased borrowings, was more than offset by a $2.8 million more favorable impact of interest rate swaps in 2011 as compared to 2010 and a $2.2 million favorable impact of refinancing our 10 1/8% senior notes in the fourth quarter of 2010.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt related to the refinancing of our term loan in April 2010 in the amount of $7.4 million which represents the unamortized balance of deferred financing costs associated with the original issuance. These costs were being amortized over the life of the term loan.

Income Tax Expense. Income tax expense decreased by $4.0 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to a decrease in the current state and foreign tax liabilities and deferred federal and state tax liabilities for the three months ended June 30, 2011, partially offset by an increase in deferred foreign tax liabilities for the same period.

Our effective income tax rates for the three months ended June 30, 2011 and 2010 were (0.5)% and (14.2)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $30.3 million for the three months ended June 30, 2010 to $39.3 million for the three months ended June 30, 2011 and a decrease in income tax expense from $4.2 million for the three months ended June 30, 2010 to $0.2 million for the three months ended June 30, 2011. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$194.9	$172.9	$22.0	$34.8	$30.3	$4.5
Insurance and package products	85.0	89.1	(4.1)	22.5	26.4	(3.9)
Loyalty products	34.7	21.7	13.0	10.9	6.6	4.3
Eliminations	(0.8)	(0.8)	—	—	—	—

Total North America	313.8	282.9	30.9	68.2	63.3	4.9
Affinion International
International products	73.3	57.6	15.7	9.8	5.6	4.2

Total products	387.1	340.5	46.6	78.0	68.9	9.1
Corporate	—	—	—	(5.9)	(5.0)	(0.9)

Total	$387.1	$340.5	$46.6	72.1	63.9	8.2

Depreciation and amortization				(73.0)	(48.6)	(24.4)

Income (loss) from operations				$(0.9)	$15.3	$(16.2)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $22.0 million, or 12.7%, to $194.9 million for the three months ended June 30, 2011 as compared to $172.9 million for the three months ended June 30, 2010. Net revenues increased in 2011 primarily as a result of the Webloyalty acquisition which added $21.2 million.

Segment EBITDA increased by $4.5 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Segment EBITDA increased $8.5 million as a result of the Webloyalty acquisition. Excluding Webloyalty, Segment EBITDA decreased $4.0 million primarily due to higher marketing and commissions of $9.0 million and higher operating costs of $4.7 million were partially offset by the absence in 2011 of facility exit costs associated with the lease on our former corporate headquarters recorded in June 2010 of $8.0 million. The higher operating costs primarily reflect increases associated with higher membership in our identity theft protection products.

Insurance and Package Products. Insurance and package products reported net revenues of $85.0 million for the three months ended June 30, 2011, as compared to $89.1 million for the three months ended June 30, 2010, a decrease of $4.1 million, or 4.6%. Insurance revenue decreased approximately $1.9 million, principally due to higher cost of insurance from higher claims experience. Package revenue decreased approximately $2.2 million, primarily due to lower fee-based revenues from our NetGain product and lower annualized net revenue per average package member.

Segment EBITDA decreased by $3.9 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to the lower net revenues.

Loyalty Products. Revenues from Loyalty products increased by $13.0 million, or 59.9%, for the three months ended June 30, 2011 to $34.7 million as compared to $21.7 million for the three months ended June 30, 2010. Net revenues increased $15.8 million as a result of the Connexions acquisition.

Segment EBITDA increased by $4.3 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily from the Connexions acquisition.

Affinion International

International Products. International products net revenues increased by $15.7 million, or 27.3%, to $73.3 million for the three months ended June 30, 2011 as compared to $57.6 million for the three months ended June 30, 2010. Net revenues increased $15.3 million from the acquisition of Webloyalty and $5.9 million as a result of the weaker U.S. dollar. These increases were partially offset by lower package revenue primarily due to certain contract cancellations and contract renewal renegotiations with existing package clients and a change in deal structure with a key client thereby moving joins from a retail to wholesale arrangement.

Segment EBITDA increased by $4.2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily from the $5.8 million impact of Webloyalty and lower employee and acquisition-related costs, which were partially offset by the effect of the lower net revenues excluding Webloyalty.

Corporate

Corporate costs increased by $0.9 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, as higher costs associated with stock compensation plans were partially offset by favorable foreign exchange gains on intercompany borrowings.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table summarizes our consolidated results of operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Increase (Decrease)
Net revenues	$754.0	$683.7	$70.3

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	303.8	279.8	24.0
Operating costs	217.2	183.2	34.0
General and administrative	97.4	73.6	23.8
Facility exit costs	1.3	8.0	(6.7)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Increase (Decrease)
Depreciation and amortization	122.9	97.1	25.8

Total expenses	742.6	641.7	100.9

Income from operations	11.4	42.0	(30.6)
Interest income	0.8	7.2	(6.4)
Interest expense	(74.7)	(79.5)	4.8
Loss on extinguishment of debt	—	(7.4)	7.4
Other expense, net	(0.1)	(1.9)	1.8

Loss before income taxes and non-controlling interest	(62.6)	(39.6)	(23.0)
Income tax expense	(4.7)	(7.4)	2.7

Net loss	(67.3)	(47.0)	(20.3)
Less: net income attributable to non-controlling interest	(0.5)	(0.5)	—

Net loss attributable to Affinion Group, Inc.	$(67.8)	$(47.5)	$(20.3)

Summary of Operating Results for the Six Months Ended June 30, 2011

The following is a summary of changes affecting our operating results for the six months ended June 30, 2011.

Net revenues increased $70.3 million, or 10.3%, for the six months ended June 30, 2011 as compared to the same period in the prior year. Net revenues in our North American units increased $55.0 million, primarily as a result of net revenues of $30.3 million from the acquisition of Connexions and $36.1 million from the acquisition of Webloyalty, which were partially offset by lower net revenues in our Membership business exclusive of Webloyalty. International segment net revenues increased by $15.3 million as the $22.7 million contribution from the acquisition of Webloyalty and a favorable currency impact of $6.7 million were partially offset by lower package revenues principally from contract renewals with existing clients and a change in deal structure with a key client.

Segment EBITDA decreased $4.8 million, as the positive impact of the Webloyalty and Connexions acquisitions were more than offset by lower net revenues excluding acquisitions, higher marketing and commissions and higher general and administrative costs primarily attributable to cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $14.8 million. In addition, 2011 benefited from the absence of facility exit costs associated with the lease on our former corporate headquarters totaling $8.0 million recorded in the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Net Revenues. During the six months ended June 30, 2011 we reported net revenues of $754.0 million, an increase of $70.3 million, or 10.3%, as compared to net revenues of $683.7 million in the comparable period in 2010. Net revenues of our Membership products increased $32.4 million primarily due to higher net revenue from the Webloyalty acquisition. Loyalty products net revenues increased $26.6 million which was primarily attributable to the Connexions acquisition. International products net revenues increased $15.3 million as the increase from the Webloyalty acquisition and the favorable impact from the weaker U.S. dollar was partially offset by lower Package revenue and the negative impact of a change in deal structure with a key client. Net revenues from our Insurance and Package products declined $4.0 million as a one-time payment from a benefit provider was more than offset by an increase in the cost of insurance and lower package revenue primarily due to lower fee-based revenue from our NetGain product and lower annualized net revenue per average package member.

Marketing and Commissions Expense. Marketing and commissions expense increased by $24.0 million, or 8.6%, to $303.8 million for the six months ended June 30, 2011 from $279.8 million for the six months ended June 30, 2010. Marketing and commissions expense increased primarily due to the increased marketing and commissions in our Membership business as the timing of marketing programs in 2011 has returned to a more normalized level as compared to the first half of 2010 when, as previously disclosed, certain marketing programs were delayed. This increase was partially offset by lower costs in our Insurance and Package business.

Operating Costs. Operating costs increased by $34.0 million, or 18.6%, to $217.2 million for the six months ended June 30, 2011 from $183.2 million for the six months ended June 30, 2010. Operating costs were higher primarily due to the Webloyalty and Connexions acquisitions, which totaled $29.9 million.

General and Administrative Expense. General and administrative expense increased by $23.8 million, or 32.3%, to $97.4 million for the six months ended June 30, 2011 from $73.6 million for the six months ended June 30, 2010, primarily from cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $14.8 million. Higher costs from the Webloyalty and Connexions acquisitions were partially offset by a net favorable impact of unrealized foreign exchange gains recorded on intercompany balances in 2011 as compared to unrealized foreign exchange losses recorded on intercompany balances in 2010.

Facility Exit Costs. During the six months ended June 30, 2011, we recorded facility exit costs in the amount of $1.3 million associated with the leases on a Webloyalty facility. During the six months ended June 30, 2010 we recorded facility exit costs in the amount of $8.0 million associated with the lease on our former corporate headquarters. These costs represent the present value of future lease payments and other expenses related to the facilities through the expiration of the leases, net of estimated sublease income.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $25.8 million for the six months ended June 30, 2011 to $122.9 million from $97.1 million for the six months ended June 30, 2010, primarily from recording $34.5 million more amortization expense in 2011 as compared to 2010 related to intangible assets acquired in the Webloyalty and Connexions acquisitions, principally member relationships and affinity relationships, partially offset by lower amortization of $9.0 million on the intangible assets acquired in the connection with the Apollo Transactions, as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Income. Interest income decreased $6.4 million for the six months ended June 30, 2011 to $0.8 million due to the absence in 2011 of accreted interest on held-to-maturity debt securities. These debt securities were originally issued by Affinion Holdings and repurchased by the Company in 2009 and were redeemed as part of the Affinion Holdings debt refinancing in the fourth quarter of 2010.

Interest Expense. Interest expense decreased by $4.8 million, or 6.0%, to $74.7 million for the six months ended June 30, 2011 from $79.5 million for the six months ended June 30, 2010, as the impact of higher interest accrued on our term loan of approximately $10.8 million primarily due to increased borrowings, was more than offset by a $10.6 million more favorable impact of interest rate swaps in 2011 as compared to 2010 and a $4.3 million favorable impact of refinancing our 10  1/8% senior notes in the fourth quarter of 2010.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt related to the refinancing of our term loan in April 2010 in the amount of $7.4 million which represents the unamortized amount of deferred financing costs associated with the original issuance. These costs were being amortized over the life of the loan.

Other Expense. During the six months ended June 30, 2010, we recorded foreign exchange losses of $1.9 million related to intercompany financing transactions. These intercompany borrowings were settled during the first quarter of 2010 and as a result no related foreign currency exchange gains or losses were recorded during the six months ended June 30, 2011.

Income Tax Expense. Income tax expense decreased by $2.7 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to a decrease in foreign tax expense for the six months ended June 30, 2011, partially offset by an increase in the deferred federal and state tax liabilities for the six months ended June 30, 2011.

Our effective income tax rates for the six months ended June 30, 2011 and 2010 were (7.5)% and (18.9)%, respectively. The difference in the effective tax rates for the six months ended June 30, 2011 and 2010 is primarily a result of the increase in loss before income taxes and non-controlling interest from $39.6 million for the six months ended June 30, 2010 to $62.6 million for the six months ended June 30, 2011 and a decrease in income tax expense from $7.4 million for the six months ended June 30, 2010 to $4.7 million for the six months ended June 30, 2011. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$378.2	$345.8	$32.4	$66.3	$69.9	$(3.6)
Insurance and package products	172.9	176.9	(4.0)	54.2	53.8	0.4
Loyalty products	67.5	40.9	26.6	21.1	12.1	9.0
Eliminations	(1.7)	(1.7)	—	—	—	—

Total North America	616.9	561.9	55.0	141.6	135.8	5.8
Affinion International
International products	137.1	121.8	15.3	13.7	13.3	0.4

Total products	754.0	683.7	70.3	155.3	149.1	6.2
Corporate	—	—	—	(21.0)	(10.0)	(11.0)

Total	$754.0	$683.7	$70.3	134.3	139.1	(4.8)

Depreciation and amortization				(122.9)	(97.1)	(25.8)

Income from operations				$11.4	$42.0	$(30.6)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership products net revenues increased by $32.4 million, or 9.4%, to $378.2 million for the six months ended June 30, 2011 as compared to $345.8 million for the six months ended June 30, 2010. Net revenues increased in 2011 primarily as a result of the Webloyalty acquisition which added $36.1 million.

Segment EBITDA decreased by $3.6 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Segment EBITDA decreased from the lower net revenues excluding Webloyalty and higher operating and general and administrative costs totaling $7.0 million along with higher marketing and commissions of $15.4 million. These factors more than offset the $14.5 million of Segment EBITDA attributable to Webloyalty and the absence in 2011 of facility exit costs of $8.0 million recorded in the second quarter of 2010 related to the lease on our former corporate headquarters.

Insurance and Package Products. Insurance and package products reported net revenues of $172.9 million for the six months ended June 30, 2011, a decrease of $4.0 million, or 2.3%, as compared to $176.9 million for the six months ended June 30, 2010. Insurance revenue increased approximately $1.8 million, as a one-time payment from a benefit provider was partially offset by a higher cost of insurance from higher claims experience. Package revenue decreased approximately $5.8 million, primarily due to lower fee-based revenues from our NetGain product and lower annualized net revenue per average package member.

Segment EBITDA increased by $0.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, as the lower net revenues were more than offset by lower marketing and commissions.

Loyalty Products. Revenues from Loyalty products increased by $26.6 million, or 65.0%, for the six months ended June 30, 2011 to $67.5 million as compared to $40.9 million for the six months ended June 30, 2010. Net revenues increased $30.3 million as a result of the Connexions acquisition.

Segment EBITDA increased by $9.0 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily from the Connexions acquisition.

Affinion International

International Products. International products net revenues increased by $15.3 million, or 12.6%, to $137.1 million for the six months ended June 30, 2011 as compared to $121.8 million for the six months ended June 30, 2010. Net revenues increased $22.7 million from the acquisition of Webloyalty and $6.7 million as a result of the weaker U.S. dollar. These increases were partially offset by lower package revenue primarily due to certain contract cancellations and contract renewal renegotiations with existing package clients and a change in deal structure with a key client thereby moving joins from retail to wholesale.

Segment EBITDA increased by $0.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily from the $5.5 million impact of Webloyalty and lower employee and acquisition-related costs, which were partially offset by the effect of the lower net revenues excluding Webloyalty.

Corporate

Corporate costs increased by $11.0 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, principally due to cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $14.8 million and higher stock compensation accruals of $2.0 million. These costs were partially offset by unrealized foreign exchange gains recorded in 2011 on intercompany borrowings as compared to unrealized foreign exchange losses recorded on intercompany borrowings in 2010 which netted to a favorable impact of $6.8 million.

Financial Condition, Liquidity and Capital Resources

Financial Condition—June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010	Increase (Decrease)
	(in millions)
Total assets	$1,717.2	$1,515.2	$202.0
Total liabilities	2,679.3	2,380.1	299.2
Total deficit	(962.1)	(864.9)	97.2

Total assets increased by $202.0 million due to (i) an increase in goodwill of $197.4 million, principally due to the Webloyalty acquisition and (ii) an increase in other intangibles, net of $22.1 million, principally due to the acquisition of member relationships and other intangibles of $116.1 million in connection with the Webloyalty acquisition and the impact of changes in foreign exchange rates, partially offset by amortization expense of $98.7 million. These increases were partially offset by a decrease in cash of $44.3 million (see “—Liquidity and Capital Resources—Cash Flows”).

Total liabilities increased $299.2 million primarily due to (i) an increase in long-term debt of $245.5 million, principally as a result of the $250.0 million incremental term loan borrowing under our senior secured credit facility, partially offset by the repayments of the term loan and other borrowings and (ii) an increase in accounts payable and accrued expenses of $26.6 million due to the Webloyalty acquisition and the timing of payments.

Total deficit increased by $97.2 million, principally due to a net loss attributable to the Company of $67.8 million and return of capital payments made to Affinion Holdings of $323.2 million, partially offset by a capital contribution from the Company’s parent of $290.7 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are to service our indebtedness and for working capital, capital expenditures and general corporate purposes. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future, including quarterly amortization payments on our term loan facility under our $1.3 billion amended and restated senior secured credit facility. The term loan facility also requires mandatory prepayments based on excess cash flows as defined in our amended and restated senior secured credit facility. However, under the amended and restated senior secured credit facility, the Company has a one year “holiday” on mandatory term loan prepayments based upon excess cash flows, therefore, the first mandatory prepayment based on excess cash flows, if applicable, will not be required until March 2012. Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships which is deferred until the appropriate refund period has concluded. In spite of our historical working capital deficit, we have been able to operate effectively primarily due to our substantial cash flows from operations and our available revolving credit facility. However, as the membership base continues to shift away from memberships billed annually to memberships billed monthly, it will have a negative effect on our operating cash flow. We anticipate that our working capital deficit will continue for the foreseeable future.

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

Cash Flows—Six Months Ended June 30, 2011 and 2010

At June 30, 2011, we had $76.8 million of cash and cash equivalents on hand, a decrease of $199.3 million from $276.1 million at June 30, 2010. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Six Months Ended June 30,
	2011	2010	Change
	(in millions)
Cash provided by (used in):
Operating activities	$28.4	$77.6	$(49.2)
Investing activities	(1.0)	(59.6)	58.6
Financing activities	(73.1)	192.3	(265.4)
Effect of exchange rate changes	1.4	(4.0)	5.4

Net change in cash and cash equivalents	$(44.3)	$206.3	$(250.6)

Operating Activities

During the six months ended June 30, 2011, we generated $49.2 million less cash from operating activities than during the six months ended June 30, 2010. Segment EBITDA decreased by $4.8 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 (see “—Results of Operations”). In addition, accounts payable and accrued expenses, which generated cash flows that were $60.5 million less favorable, and accounts receivable, which generated cash flows that were $14.6 million less favorable were negatively impacted by the timing of receipts and payments, as well as the acquisitions of Connexions and Webloyalty on July 1, 2010 and January 14, 2011, respectively. These decreases were partially offset by a favorable change in deferred revenue of $20.7 million.

Investing Activities

We used $58.6 million less cash in investing activities during the six months ended June 30, 2011 as compared to the same period in 2010. During the six months ended June 30, 2011, we acquired $26.1 million of cash as a result of our non-cash acquisition of Webloyalty and used $24.9 million and $3.6 million for capital expenditures and acquisition-related payments, respectively. During the six months ended June 30, 2010, we used $37.5 million for acquisition-related payments, primarily for the acquisition of a credit card registration membership business, and $20.5 million for capital expenditures.

Financing Activities

We used $265.4 million more cash in financing activities during the six months ended June 30, 2011 as compared to the same period in 2010. During the six months ended June 30, 2011, we borrowed an additional $250.0 million under the term loan facility under our senior secured credit facility, incurring financing costs of $5.5 million. In addition, during the six months ended June 30, 2011, we paid dividends of $323.2 million to our parent company. During the six months ended June 30, 2010, we amended and restated our senior secured credit facility, resulting in new borrowings of $875.0 million and repayments of $648.6 million under the old term loan and an additional $2.3 million under other borrowings. During the six months ended June 30, 2010, we also incurred $27.0 million of financing costs in connection with the amended and restated senior secured credit facility and paid a dividend of $3.8 million to our parent company.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company, and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. As of June 30, 2011, we had approximately $1.9 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the senior subordinated notes unless, prior to that date, (a) the maturity for our senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under our senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to the term loan facility and the revolving credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 2.50%. The effective interest rate on the term loan for the period from January 1, 2011 to June 30, 2011 was 5% per annum. Our obligations under our senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Our senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined in our senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. The April 2010 proceeds of the term loan under our senior secured credit facility were utilized to repay the outstanding balance of the then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of $7.4 million during the second quarter of 2010. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

On November 19, 2010, the Company completed a private offering of $475.0 million aggregate principal amount of 7.875% senior notes due 2018 (the “7.875% senior notes”) providing net proceeds of $471.5 million. The 7.875% senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 7.875% senior notes will mature on December 15, 2018. The 7.875% senior notes are redeemable at the Company’s option prior to maturity. The indenture governing the 7.875% senior notes contains negative covenants which restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. The Company’s obligations under the 7.875% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s indebtedness under our senior secured credit facility. The 7.875% senior notes and guarantees thereof are senior unsecured obligations of the Company and rank equally with all of the Company’s and the guarantors existing and future senior indebtedness and senior to the Company’s and the guarantors existing and future subordinated indebtedness. The 7.875% senior notes are effectively subordinated to the Company’s and the guarantors’ existing and future secured indebtedness, including the Company’s obligations under our senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. The 7.875% senior notes are structurally subordinated to all indebtedness and other obligations of each of the Company’s existing and future subsidiaries that are not guarantors. In connection with the issuance of the 7.875% senior notes, the Company entered into a registration rights agreement, pursuant to which the Company agreed, among other things, to offer to exchange the 7.875% senior notes for a new issue of substantially identical notes that have been registered under the Securities Act of 1933, as amended. In the event that the Company did not comply with its obligations under the registration rights agreement, the Company would have been required to pay liquidated damages to holders of the 7.875% senior notes in an amount equal to 0.25% per annum of the principal amount of the 7.875% senior notes, which amount would have increased by an additional 0.25% per annum with respect to each subsequent 90-day period until all defaults under the registration rights agreement had been cured up to a maximum of 1.00% per annum. The Company filed the registration statement in March 2011 and it was declared effective in July 2011. The Company used substantially all of the net proceeds of the offering of the 7.875% senior notes to repay all of the 2005 senior notes and the 2009 senior notes.

At June 30, 2011, we had $1,112.8 million outstanding under the term loan facility, $475.0 million ($471.7 million net of discount) outstanding under the 7.875% senior notes and $355.5 million ($353.2 million net of discount) outstanding under the senior subordinated notes. At June 30, 2011, there were no outstanding borrowings under the revolving credit facility and the Company had $158.1 million available under the revolving credit facility after giving effect to the issuance of $6.9 million of letters of credit.

Covenant Compliance

Our amended and restated senior secured credit facility, which we refer to in this section as our credit facility, and the indentures that govern our senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in our credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.75 to 1.0 at June 30, 2011. The consolidated leverage ratio as defined in our credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.25 to 1.0 at June 30, 2011. In addition, our credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the senior notes and the indenture governing the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of June 30, 2011, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended June 30, 2011 to Adjusted EBITDA.

Twelve Months Ended June 30, 2011(a)
(in millions)
Net cash provided by operating activities	$72.6
Interest expense, net	148.0
Income tax expense	10.1
Amortization of favorable and unfavorable contracts	1.7
Amortization of debt discount and financing costs	(9.4)
Unrealized gain on interest rate swaps	3.8
Deferred income taxes	(2.6)
Interest accretion on held-to-maturity debt securities	2.0
Payment received for assumption of loyalty points program liability	(4.3)
Changes in assets and liabilities	39.4
Effect of the Apollo Transactions, reorganizations, certain legal costs and net cost savings(b)	43.6
Other, net(c)	25.7

Adjusted EBITDA, excluding Webloyalty(d)	330.6
Effect of the Webloyalty acquisition(e)	46.0

Adjusted EBITDA, including Webloyalty(f)	$376.6

(a)	Represents consolidated financial data for the year ended December 31, 2010, minus consolidated financial data for the six months ended June 30, 2010, plus consolidated financial data for the six months ended June 30, 2011.

(b)	Eliminates the effects of the Apollo Transactions and purchase accounting related to the Webloyalty acquisition, legal costs for certain legal matters and costs associated with severance incurred.
(c)	Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs related to acquisitions and (v) consulting fees paid to Apollo.
(d)	Adjusted EBITDA, excluding Webloyalty, does not give pro forma effect to our acquisition of Webloyalty that was completed in the first quarter of 2011. However, we do make such accretive pro forma adjustment for Webloyalty as if such acquisition had occurred on July 1, 2010 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.
(e)	Gives effect to the completion of the Webloyalty acquisition as if it had occurred on July 1, 2010.
(f)	Adjusted EBITDA, including Webloyalty, gives pro forma effect to our acquisition of Webloyalty that was completed in the first quarter of 2011 as if such acquisition had occurred on July 1, 2010.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended June 30, 2011 to Adjusted EBITDA as required by our credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.

Twelve Months Ended June 30, 2011(a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(162.9)
Interest expense, net	148.0
Income tax expense	10.1
Non-controlling interest	1.0
Loss on extinguishment of debt	29.6
Depreciation and amortization	221.0
Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains(b)	7.3
Certain legal costs(c)	25.8
Net cost savings(d)	10.5
Other, net(e)	40.2

Adjusted EBITDA, excluding Webloyalty (f)	330.6
Effect of the Webloyalty acquisition(g)	46.0

Adjusted EBITDA, including Webloyalty(h)	$376.6

Interest coverage ratio(i)	2.25
Consolidated leverage ratio(j)	5.03
Fixed charge coverage ratio(k)	2.47

(a)	Represents consolidated financial data for the year ended December 31, 2010, minus consolidated financial data for the six months ended June 30, 2010, plus consolidated financial data for the six months ended June 30, 2011.
(b)	Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains—eliminates the effects of the Apollo Transactions and purchase accounting related to the Webloyalty acquisition.
(c)	Certain legal costs—represents the elimination of legal costs for certain legal matters.
(d)	Net cost savings—represents the elimination of costs associated with severance incurred.
(e)	Other, net—represents the elimination of: (i) net changes in certain reserves, (ii) share-based compensation expense, including payments to option holders, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs related to acquisitions, (vi) consulting fees paid to Apollo and (vii) facility exit costs.
(f)	Adjusted EBITDA, excluding Webloyalty, does not give pro forma effect to our acquisition of Webloyalty that was completed in the first quarter of 2011. However, we do make such accretive pro forma adjustment for Webloyalty as if such acquisition had occurred on July 1, 2010 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.
(g)	Gives effect to the completion of the Webloyalty acquisition as if it had occurred on July 1, 2010.
(h)	Adjusted EBITDA, including Webloyalty, gives pro forma effect to our acquisition of Webloyalty that was completed in the first quarter of 2011 as if such acquisition had occurred on July 1, 2010.
(i)	The interest coverage ratio is defined in our amended and restated senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.75 to 1.0 at June 30, 2011.
(j)	The consolidated leverage ratio is defined in our amended and restated senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.25 to 1.0 at June 30, 2011.

(k)	The fixed charge coverage ratio is defined in the indentures governing our 7.875% senior notes and the senior subordinated notes (consolidated cash flows, as defined, which is equivalent to Adjusted EBITDA (as defined in our amended and restated senior secured credit facility) to fixed charges, as defined). The calculation of fixed charges excludes the amortization of deferred financing costs associated with the amendment and restatement of our credit facility on April 9, 2010.

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of 11.625% senior notes due November 15, 2015 (the “Affinion Holdings senior notes”), and applied the gross proceeds, together with cash distributions from the Company, to repay the Affinion Holdings Loan Agreement (as defined below) in full, to pay the related fees and expenses and for general corporate purposes. The interest on the Affinion Holdings senior notes is payable semi-annually. Affinion Holdings may redeem some or all of its senior notes at the redemption prices (generally at a premium) set forth in the indenture governing the Affinion Holdings senior notes. The Affinion Holdings senior notes are unsecured obligations and are not guaranteed by the Company or any of its subsidiaries. The Affinion Holdings senior notes contain restrictive covenants related primarily to Affinion Holdings’ ability to distribute dividends to Affinion Holdings’ stockholders, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. As a holding company with no significant assets other than the ownership of 100% of our common stock, Affinion Holdings will depend on our cash flows to make cash interest payments on the Affinion Holdings senior notes.

As described above, we expect that Affinion Holdings will rely on distributions from us in order to pay cash amounts due in respect of the Affinion Holdings senior notes. However, our ability to make distributions to Affinion Holdings is restricted by covenants contained in our amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and our senior subordinated notes and by Delaware law. To the extent we make distributions to Affinion Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our amended and restated senior secured credit facility, our 7.875% senior notes and our senior subordinated notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our amended and restated senior secured credit facility, our 7.875% senior notes and our senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. In addition, to the extent we are not able to make distributions to Affinion Holdings because of the restrictions in our debt agreements or otherwise, then Affinion Holdings may not have sufficient cash on hand to service its obligations under the Affinion Holdings senior notes. Any failure by Affinion Holdings to pay principal of, or interest on, the Affinion Holdings senior notes would constitute an event of default under our amended and restated senior secured credit facility, giving the lenders thereunder the right to accelerate the repayment of all borrowings thereunder, which acceleration would also give rise to an event of default under our 7.875% senior notes and senior subordinated notes. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

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

Interest Rate Swaps

We entered into an interest swap as of December 14, 2005. This swap converted a notional amount of the Company’s previously outstanding variable rate term loan borrowing under its credit facility into a fixed rate obligation. The notional amount of the swap decreased to $50.0 million on December 31, 2009 and terminated on December 31, 2010. In January 2008, the Company entered into a second interest rate swap effective February 21, 2008, that converted a notional amount of the Company’s previously outstanding variable rate term loan borrowing under its credit facility into a fixed rate obligation. The notional amount of the swap increased to $598.6 million on February 23, 2010 and terminated on February 22, 2011. The effect of this swap, in conjunction with the Company’s previously existing interest rate swap, was to convert substantially all of the Company’s previously outstanding variable rate debt to a fixed rate obligation. In January 2009, the Company entered into an interest rate swap effective February 21, 2011. This swap has a notional amount of $500.0 million and terminates on October 17, 2012. Under this swap, the Company has agreed to pay a fixed rate of interest of 2.985% in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period. This swap was intended to reduce a portion of the variability of the future interest payments on the Company’s previously outstanding term loan facility for the period after the Company’s previously existing swaps expired. The interest rate swaps are recorded at fair value either as an asset or liability. The swaps are not designated as hedging instruments and therefore the changes in the fair value of the interest rate swaps are recognized currently in earnings in the accompanying unaudited consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2011 (dollars are in millions unless otherwise indicated):

	2011	2012	2013	2014	2015	2016 and Thereafter	Total	Fair Value At June 30, 2011
Fixed rate debt	$0.3	$0.6	$0.5	$0.4	$355.8	$475.0	$832.6	$811.5
Average interest rate	9.43%	9.43%	9.43%	9.43%	9.43%	7.88%
Variable rate debt	$5.6	$11.2	$11.3	$11.2	$11.3	$1,062.2	$1,112.8	$1,113.5
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed-interest rate swaps(b)								$17.5
Average pay rate	2.99%	2.99%
Average receive rate	0.28%	0.53%

(a)	Average interest rate is based on rates in effect at June 30, 2011.
(b)	The fair value of the interest rate swaps is included in other long-term liabilities at June 30, 2011. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

We do not use derivatives for trading or speculative purposes.

Foreign Currency Forward Contract

During 2010, the Company entered into a one-month foreign currency forward contract under which we agreed to sell GBP 3.5 million to mitigate a specific foreign currency exposure. During 2011, the Company entered into a one-month foreign currency forward contract under which we agreed to sell GBP 4.3 million to mitigate a specific foreign currency exposure As the contracts have matured each month, new contracts have been entered into to mitigate the specific foreign currency risks. However, we generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

At June 30, 2011, the Company’s estimated fair value of its foreign currency forward contract is based upon available market information. The fair value of the foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contract. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contract. The counterparty to the foreign currency forward contract is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2011, approximately $74.5 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceeding.

Information required by this Item is contained in Note 7 to our unaudited condensed consolidated financial statements within Part I of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL***	Instance Document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.

Date: July 28, 2011	By:	/S/ TODD H. SIEGEL
Todd H. Siegel
Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL***	Instance Document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.