Form 10-K
period 2011-12-31
Affinion Group, Inc.
filed 2012-03-01
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2011 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of February 27, 2012 was 100.

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

•	all references to “Affinion Holdings” refer to our parent company, Affinion Group Holdings, Inc., a Delaware corporation, and

•

all references to “fiscal year” are to the twelve months ended December 31 of the year referenced. In addition, a glossary of terms used in this Report to describe our business has been provided. See “Glossary.”

Item 1.	Business

The following description of our business is current as of December 31, 2011 and does not give effect to or incorporate any subsequent events unless otherwise noted.

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

We believe our portfolio of the products and services that are embedded in our engagement solutions is the broadest in the industry. Our scale, combined with the industry’s largest proprietary database, proven marketing techniques and strong marketing partner relationships developed over our nearly 40 year history, position us to deliver consistent results in a variety of market conditions.

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

For the year ended December 31, 2011, we had net revenues, net loss attributable to us and Adjusted EBITDA (as defined below), including Webloyalty and Prospectiv, of $1,535.2 million, $109.7 million and $368.1 million, respectively.

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

Marketing Partners:

Our marketing partners are many of the leading companies in the United States and Europe. They enter into agreements with us to:

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

As of December 31, 2011, we had more than 5,570 marketing partners in a variety of industries including financial services, retail, travel, telecommunications and utilities. Some of our leading marketing partners, based on revenues for the year ended December 31, 2011, include Wells Fargo, Bank of America, Citibank, JPMorgan Chase, Royal Bank of Scotland, and HSBC. Revenues generated from our largest marketing partner, Wells Fargo, and its customers, accounted for 14.0% of total revenues in 2011. We have several contracts with Wells Fargo and, in 2011, over 90% of the revenues from these contracts was attributable to the individual subscribers who paid us directly. By providing services directly to the end-customers of our marketing partners, we become an important part of our marketing partners’ businesses. Many of our marketing partners have been working with us for over ten years.

Customers:

Our customers value participation in our programs because of the attractive benefits we provide to address fundamental consumer needs at a reasonable price, the ease of use of our products and the high level of service we deliver. Depending on the nature of the relationship we have with a given marketing partner, customers may either purchase our programs directly from us or receive the program from our marketing partner. We derived approximately 46.6% of our net revenues from members and end-customers we obtained through our 10 largest marketing partners.

As of December 31, 2011, we had approximately 71.9 million subscribers and end-customers enrolled in our membership, insurance and package programs worldwide and approximately 127 million customers who received credit or debit card enhancement services or loyalty points-based management services.

Vendors:

We contract with a large number of third-party vendors to provide components for many of our products and services, such as credit reports, supplemental insurance coverage and travel discounts. Our vendors value their relationships with us because we provide them with significant incremental revenue by bundling their content with our own and offering these solutions through unique and supplementary marketing channels. Generally, our relationships with key vendors are governed by long-term contracts (typically with initial terms of up to ten years that renew automatically unless notice of non-renewal is given by either party prior to renewal). By combining the services of our vendors with our in-house capabilities, we are able to offer 22 core products and services with over 470 unique benefits and support more than 5,150 versions of products and services representing different combinations of pricing, benefits configurations and branding.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2011, managed programs representing an aggregate estimated redemption value of approximately $4.7 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards and merchandise, and, in 2011, we facilitated over $2 billion in redemption volume. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage turnkey travel services that are sold on a private label basis to provide our clients’ customers with direct access to our proprietary travel platform.

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

Our Market Opportunity and Competitive Strengths

We generally offer our products and services through affinity marketing relationships, which is a subset of the larger direct marketing industry. Affinity marketing involves marketing products and services to a marketing partner’s base of customers. This generally results in higher customer receptiveness as those customers recognize and trust products that are offered through the marketing partner and its brands. In addition, incorporating our marketing partners’ logos and trademarks in our marketing materials, or co-branding with our marketing partners, provides customers with additional assurances and validation as to the quality of the program or service we are offering. We believe that products approved by, and marketing associated with well-known brands of leading, well-respected companies provides a significant advantage over other forms of direct marketing.

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

Expertise in Various Marketing Methods and Types of Media. We have conducted more than 115,000 customer engagement and loyalty program marketing campaigns over the last ten years. We utilize a variety of direct engagement media to market our programs and services, including direct mail, online marketing, point-of-sale marketing, direct response and television marketing, inbound and outbound telephony and voice response unit marketing. We operate a full-service creative agency with expertise in utilizing a wide variety of customer acquisition media.

We believe that our expertise provides our marketing partners substantial flexibility in managing and enhancing their customer relationships and provides superior returns on our marketing expenditures.

Strong, Long-Term Relationships with Marketing Partners. We have a long history of providing comprehensive customer engagement and loyalty solutions and marketing services to leading companies in the U.S. and Europe. We believe that the strength and breadth of our relationships with our marketing partners provide us with a competitive advantage in maintaining stable, diversified and predictable sources of revenue. Our relationships span a wide variety of industries, such as financial, retail, travel, telecommunications, utilities, and other media.

We believe that our strong network of marketing partner relationships, together with our success in delivering customized, revenue enhancing customer engagement and loyalty programs, will enable us to continue to grow our business and generate new marketing partner relationships.

Expertise in Developing Valuable, Relevant Products. We manage a broad range of membership, package and insurance benefits that are embedded into the customer engagement and loyalty solutions we market to the customers of our marketing partners. Our products are designed to address consumer needs and incorporate a range of lifestyle and valuable protection benefits related to insurance, travel, health care, automotive, identity theft protection, entertainment, shopping and loyalty rewards, among other things. We continually research, develop and test new products and benefits that are relevant to customers and build loyalty and value for our marketing partners. We market both our own customer engagement and loyalty solutions as well as those of our marketing partners, where appropriate, to meet customer needs.

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

Diversified, Global Marketing Platform. Because we have marketing capabilities in 16 countries outside of the U.S., with a significant and long-standing presence in the majority of Europe’s largest markets, we are able to provide our customer engagement and loyalty solutions on a global basis to better serve our marketing partners who may have operations and customers in multiple countries. We benefit from the substantial synergies generated across all of our operations, including the ability to leverage our customer engagement, marketing, loyalty and product expertise.

We believe that our ability to focus our business development and marketing expenditures on our most profitable marketing opportunities in the most attractive markets, media and industries, domestically and internationally, is a key advantage that allows us to maximize our profitability and cash flows.

Attractive Operating Model with Significant Free Cash Flow Generation. We derive a substantial portion of our revenues on a recurring basis from our marketing partners and their customers. Our business requires very little capital to support our growth, and annual capital expenditures typically represent a small percentage of our revenues. In addition, we benefit from certain tax attributes under §338(h)(10) of the Internal Revenue Code that will reduce our cash taxes in the future and further enhance our ability to generate strong, recurring cash flows. Tax deductions remaining under this provision as of December 31, 2011 amounted to approximately $1.0 billion and are expected to result in deductions of up to approximately $120.0 million per year for the next nine years. Consequently, we benefit from high predictability in the operation of our business, low volatility in our revenues and earnings, and enhanced ability to manage our business, service our indebtedness and pay dividends to stockholders.

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

Optimize Our Marketing Investment. Our ability to adjust and optimize the allocation of our marketing expenditures across all of our marketing partners, media channels, products and geographic regions will help us continue to maximize the returns on each customer engagement and loyalty services marketing campaign. We target minimum returns on investment for all of our marketing expenditures, incorporating the expected revenues, persistency of customer tenure, commission rates and servicing and other variable costs for those customers who subscribe to our programs. Our goal is to maximize the average contribution per customer over the lifetime of that customer relationship, which we expect will maximize the growth of our cash flows, even though the aggregate number of customers we serve may grow at a slower rate or decline. For example, in the past three years we have grown the average revenue per member in our global membership business at a compound annual rate of approximately 6.4%, from $66.07 in 2008 to $79.56 in 2011.

Grow Our International Operations. We believe that we are well positioned to provide our marketing partners with comprehensive customer engagement and loyalty solutions offerings on a global basis. We have grown our international retail membership operations by leveraging our significant U.S. experience to offer subscription products similar to existing U.S. subscription products to the customers of our European marketing partners. In addition, our European package business has continued its evolution through unique product offerings, enhanced customer services and delivery of benefits. We are also planning to extend our operations into new countries and geographic regions. We intend to continue our growth in the international markets through both organic initiatives, including geographic expansion, as well as the continued evaluation of strategic acquisitions that strengthen our customer engagement solutions, grow our distribution capabilities or enhance our scale. We expanded our international operations by leveraging our European centers of excellence to enter the Spanish market in 2009 and the Finnish market in 2010. We also strengthened our international business in continental Europe with the acquisition of an Italian package business, a loyalty travel business in the Republic of Ireland and, in early 2011 we acquired Webloyalty, which enhances our operations in attractive international markets, including France and the U.K. In addition, in late 2011, we opened an office in São Paulo, Brazil.

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

Marketers with direct customer contacts or with large marketing databases are expected to continue to pursue direct marketing initiatives, such as those offered by us, to increase customer penetration in an environment where attracting and retaining customers is becoming increasingly challenging. As a result, direct marketing driven sales as a percentage of total sales have been rising. Sales generated by direct mail, one of our primary marketing media, are projected by the DMA to grow at a compound annual growth rate of more than 4% from 2010 through 2014 in the U.S. Online media, a growth vehicle for the industry, represents the fastest growing direct marketing medium due to the increasing use of the Internet and its significantly lower communication costs. DMA projects a compound annual growth rate of more than 10% for internet media from 2010 to 2014 in the U.S.

Industry and market data used throughout this Report were obtained from the DMA’s 2011 Statistical Fact Book (2011 Edition).

Company History

We have nearly 40 years of operational history. The business started with membership products in 1973 through the formation of Comp-U-Card of America, Inc. (“CUC”). Between 1985 and 1986, CUC acquired the insurance and package enhancement products of Financial Institution Services, Inc. and Madison Financial Corporation, both of which were formed in 1971. In 1988, CUC acquired National Card Control, Inc., which was formed in 1981 and provided loyalty solutions and package enhancement programs. Our international products were started by CUC in the early 1990s. In 1997, CUC merged with HFS Incorporated to form Cendant. The international products were rebranded as Cendant International Membership Services after the formation of Cendant. In 2001, the U.S. membership products were rebranded as Trilegiant and the loyalty solutions products were rebranded as Trilegiant Loyalty Solutions. The insurance and U.S. package enhancement products were rebranded as Progeny in 2002. In 2004, we realigned our organizational structure and began integrating the historically separate businesses in order to have a unified approach to the marketplace.

In 2005, we entered into a purchase agreement with Cendant pursuant to which we purchased from Cendant all of the equity interests of Affinion Group, LLC or AGLLC (known as Cendant Marketing Services Group, LLC prior to the consummation of the Apollo Transactions (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and all of the share capital of Affinion International Holdings Limited or AIH (known as Cendant International Holdings Limited prior to the consummation of the Apollo Transactions). See “Item 13. Certain Relationships and Related Transactions and Director Independence—The Acquisition—Purchase Agreement.”

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

We utilize financial models that are designed to target and predict returns over a five-year period for marketing expenditures related to membership programs and a seven-year period for marketing expenditures related to insurance programs. These models are used to determine the minimum response rate required to attain a targeted return per marketing campaign, net of attrition, applying an appropriate cost of capital. Our marketing systems model individual customer engagement and loyalty program marketing campaigns across multiple media and product offerings utilizing extensive data, customer contacts and the results of over 115,000 marketing campaigns conducted over the last decade. We typically target a minimum profitability return after all costs for all marketing expenditures related to our customer engagement solutions.

Direct Mail. We have developed considerable expertise in direct mail marketing, which remains our largest marketing medium in terms of new member acquisition, accounting for 21% of new subscriber joins globally in 2011. Our direct mail operations incorporate a variety of mailing types, including solo direct mail, detachable inserts, credit card inserts, statement inserts, promotion inserts, and other printed media. Additionally, we continually test variations of direct mail solicitations to drive higher customer response rates.

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

Point-of-Sale Marketing. Point-of-sale marketing offered at our financial institution marketing partners’ branch networks is the primary distribution medium for our checking account package enhancement products. Point-of-sale marketing of our programs is also offered at our retail marketing partners’ stores. Point-of-sale marketing utilizes a variety of promotional and display materials at these locations to create interest and drive program inquiries and enrollments. Customer service representatives of our marketing partners usually coordinate sales with the opening of new accounts and sale transactions. We also train our marketing partners’ point-of-sale personnel in the sales for our programs.

Live Operator Inbound Telemarketing (“Transfer Plus” and “Customer Service Marketing”). Transfer Plus is a live-operator call transfer program which operates out of our marketing partners’ call centers, and has proven successful in converting customer service calls into revenue opportunities. In Transfer Plus, qualified callers of a marketing partner are invited to hear about a special offer, and those callers who express interest in that offer are transferred to our representatives to hear more about the product or service. Customer Service Marketing is similar to Transfer Plus, however, our marketing partner’s or other third party’s representative continues with the sales process instead of transferring the call to us. These programs are easy to implement, and we handle all training and promotions. It also provides a no-cost employee retention program for our marketing partners as agents earn cash/awards from us for every call handled or transferred.

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

Products and Services

North American Membership Products. We market various membership products and services in North America, primarily to the customers of our domestic marketing partners. These products are typically offered on a subscription basis and may be categorized generally as addressing one of two broad categories of fundamental consumer needs: (1) protection and peace-of-mind services or (2) savings on lifestyle oriented purchases and loyalty solutions. For example, our products offer members benefits and value-added services in the growing market of credit monitoring and identity-theft resolution services, which are intended to improve the member’s sense of security and well-being, as well as discounts on many brand categories along with shop-at-home convenience in such areas as retail merchandise travel, automotive and home improvement.

At December 31, 2011, our principal membership products included:

Product	Description	Key Features

	Complete credit security solution with advanced monitoring and proactive management tools that enable members to retain more control over their personal data and prevent fraudulent activity	• Access to credit reports, credit monitoring, fraud resolution • Online monitoring of social security numbers, credit cards and other personal data • Identity-theft expense reimbursement

	Access and monitoring of credit report, credit score and credit history to help members manage their credit and prevent identity-theft	• Access to credit data from all three credit bureaus • Credit monitoring from one or all three credit bureaus • Fraud resolution • Identity-theft expense reimbursement

	Credit card and document registration	• Cancellation/replacement of credit cards with fraud liability, sales price and return guarantee protection • Emergency cash advance and airline ticket replacement

Mobile phone protection

•       Mobile phone warranty and accidental damage coverage

•       Available for any phone regardless of age, carrier or model

•       $100 cash back on mobile phone expenses during first year of membership

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

•       Discount on over 10,900 items from more than 650 brand name manufacturers

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

Discount program offering savings on dining, shopping, hotels, and admission to individual and family-oriented leisure activities

•       Coupons for entertainment, shopping and dining savings from approximately 400 national brands

•       Clip and save coupons from national retailers and entertainment locations

•       Dining discount of up to 50% at almost 65,000 U.S. restaurants

	Customer service that extends manufacturers’ warranties	• Automatic five-year warranty extension • 50% off repair costs • 60 day price protection • 90 day return policy

In addition to direct mail campaigns, other forms of marketing utilized to acquire new members and end-customers in the Membership business segment include telemarketing, customer service marketing, voice response unit marketing, direct response radio and television marketing, point-of-sale marketing and our online initiatives. Membership programs are mostly offered on a retail basis, where customers pay us an annual or monthly subscription fee. In return, we usually pay our marketing partners’ commissions on initial and renewal subscriptions based on a percentage of the subscription fees we collect. We also offer our membership products and services under wholesale arrangements in which our marketing partners incur the marketing expense and risk of campaign performance and pay us a monthly fee and other fees for the administration and fulfillment of these programs.

Domestic Insurance. We offer four primary insurance programs that pertain to supplemental health or life insurance. These programs, including AD&D, represent our core insurance offerings and the majority of our annual insurance revenue.

At December 31, 2011, our principal insurance products included:

Product	Description	Key Features

	Provides coverage for accidental death or serious injury	$1,000 initial complimentary coverage; up to $300,000 in additional coverage

	Pays cash directly to the insured if hospitalized due to a covered accident	Up to $500 per day hospitalized

	Pays cash to insured or beneficiary for hospitalization due to a covered accident or illness	Choice of $50 or $100 per day hospitalized

	Provides coverage for accidental death	Up to $1,500,000 in accidental death insurance

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

Domestic Package. We design and provide checking account enhancement programs to approximately 2,000 financial institutions in the United States. We provide these marketing partners with a portfolio of approximately 49 benefits in such areas as travel and shopping discounts, insurance and identity-theft resolution to create customized package offerings for their customers which are generally embedded in our marketing partners’ checking or deposit account and which enhance the value proposition for the growing trend of “fee-based” checking. For example, a financial institution can bundle enhancements such as grocery coupon packages, medical emergency data cards, movie ticket discounts, telephone shopping services, car rental discounts, half-price hotel directories, hotel savings, dining discounts, and other benefits, with a standard checking or deposit account and offer these packages to its customers for an additional monthly fee.

Additionally, through our NetGain program, our marketing partners engage us to perform customer acquisition marketing campaigns on their behalf. In exchange for a fee, which is typically paid by our marketing partners for each customer acquisition campaign we perform, we provide marketing strategy, customer modeling, direct mail support and account management services.

At December 31, 2011, our principal package products included:

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

Loyalty Products. We manage loyalty solutions products for points-based loyalty programs such as General Motors’ reward programs and USAA. As of December 31, 2011, we managed programs representing an aggregate estimated redemption value of approximately $4.7 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards and merchandise, and, in 2011, we facilitated over $2 billion in redemption volume. Our loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements.

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

The following table illustrates the services provided to our clients:

Service	Description

Program Design	Establishes parameters for earning, redeeming, fulfilling, communicating and analyzing points

Program Management	Provides loyalty industry research, including consumer behavior and competitive program trends across various industries

Technology Platform	Scalable, customizable and flexible proprietary loyalty accounting and data management platform to meet marketing partners’ needs over the life of the programs

Service	Description

Rewards Fulfillment

Ownership of vendor management, inventory and fulfillment of program rewards

Works directly with over 390 vendors to obtain rewards and provides loyalty partners with access to more than 11,700 available merchandise models

Points Administration	Tracks and maintains customer account records and customer activities upon which point awarding business rules are based

Customer Experience Management	Provides a full-service, in-house contact center as an extension of the partner’s existing contact center

Program Communications	Produces HTML-based email newsletters and surveys which increase readership and are typically less expensive than direct mail campaigns for these programs Hosts many of its partners’ loyalty websites

Performance Monitoring	Provides internal and external access to its data warehousing environment, including a dashboard of critical program performance metrics and allows for standard ad-hoc reporting

We also provide credit card enhancements, such as travel insurance and concierge services. The enhancement product line, which has been offered by us for approximately 20 years, addresses the same categories of consumer needs as our subscription-based programs, offering both protection (such as travel accident insurance) and lifestyle (such as concierge services) benefits. The benefits are sold wholesale to our marketing partners, who then provide the benefits at no cost to their customers as an added value of doing business with them. Historically, these benefits have been predominantly offered within the financial services industry as credit card enhancements.

Loyalty Fulfillment. We provide and manage travel reward products for loyalty programs through Connexions Loyalty Travel Solutions LLC (“Connexions”), which is a service provider for points-based loyalty programs such as Bank of America WorldPoints and Citibank’s ThankYou Rewards. We believe we are a leader in online and offline travel reward fulfillment as we fulfilled over 2 million travel redemptions on an annualized basis. Connexions’ loyalty program services are private-label, customizable, full-service travel rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on our customer’s requirements. We do not retain any loyalty points-related liabilities. We typically charge a per-member and/or a per-activity administrative fee to clients for our services.

The following table illustrates the services provided to Connexions’ clients:

Service	Description

Program Design	Establishes selection of loyalty program travel rewards and the parameters for redemption fulfillment

Program Management	Provides loyalty and travel industry comparative data, including travel analysis, fulfillment best practices and competitive program trends across various industries

Rewards Fulfillment

Provides travel content and fulfillment of travel inventory for program rewards.

Works directly with approximately 150 travel suppliers to obtain rewards and provide clients with access to worldwide travel content

Points Administration	Documents program member points for selected travel rewards. Tracks and maintains program member’s redemption records based on client’s business rules

Customer Experience Management	Provides a full-service, in-house contact center as an extension of the client’s existing contact center

Program Communications	Produces HTML-based email newsletters and surveys Integrates private label travel redemption web sites into clients’ loyalty program web site

Performance Monitoring	Provides client redemption usage reports, including a dashboard of critical program performance metrics and allows for standard ad-hoc reporting

Connexions also provides clients with the ability to offer leisure travel as a member benefit in a purchase environment, and a travel gift card which can be used on all travel components, including airfare, rental car, hotel stays and cruise vacations.

Daily Discounts and Lead Generation. We provide our clients with online performance marketing, lead acquisition and consumer acquisition services through Prospectiv. Our services result in qualified marketing leads and customers for our clients, as well as incremental revenue streams for our online publisher clients.

The following table illustrates the services provided by Prospectiv:

Service	Description

Daily Deal	We promote savings offers targeting women and families to enable local and online businesses to create exposure and acquire new customers. We promote the offers on our website at Eversave.com, and through email, social media, blogger networks and our publisher partners.

Lead Acquisition	Our cost-per-lead advertising is a performance-based method for our clients to acquire qualified consumers through diverse media placements such as blogs, social media, email and our publisher network.

Customer Acquisition	Our cost-per-acquisition programs drive traffic to our client’s web properties resulting in registrations, downloads and purchases. This performance-based solution displays our client’s offer directly to the qualified consumer in a variety of channels.

Email List Rental	Our email campaigns give clients the ability to reach a highly engaged audience through custom content driven e-newsletters. Our customized emails allow our clients to advertise new products, generate sales and increase brand awareness.

Social Acquisition	This program allows clients to promote their brands and build their fan base on Facebook and other social networks, and through email, our publisher network and bloggers.

Coupon Prints	Utilizing our proprietary targeting technology, our clients can distribute coupons directly to their most relevant and valuable consumers.

Our campaign management tools allow our clients to track campaign performance, consumer engagement metrics, consumer demographics and conversion rates through a web-based dashboard which provides real-time reporting.

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

At December 31, 2011, our principal international membership products included:

Product	Description	Key Features

Sentinel Gold	Protection for all credit and debit cards against loss or theft	• Services including change of address and luggage and key retrieval • Emergency services including medical, airline ticket replacement and hotel bill payment • Lost cash and wallet/purse insurance

Privacy Guard	Access to and monitoring of credit report, credit score and credit history to help prevent identity-theft	• Online and offline single bureau reporting • Credit monitoring • Full fraud resolution • Identity-theft insurance

Let’s Go… Rewards	Access to year round discounts on dining, days out and event tickets

•      25% discount on dining bills or 2-for-1 on meals at over 2,400 restaurants in the U.K.

•      25% discount on concert and other event tickets

•      Discounted entry to select attractions and other 2-for-1 promotions

Complete Savings	Online shopping and access to discounts	• 10% discount at over 650 retailers • £10 monthly discount on website where members enrolled • Access to discounted gift cards

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

Marketing Partners

We are able to provide our customer engagement and loyalty solutions by utilizing the brand names and customer contacts of our marketing partners. Our diversified base of marketing partners includes more than 5,570 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and Internet. Select marketing partners include Wells Fargo, Bank of America, Citibank, JPMorgan Chase, Royal Bank of Scotland and HSBC. In 2011, we derived approximately 46.6% of our net revenues from members and end-customers obtained through our 10 largest marketing partners.

Typically, our agreements with our marketing partners for the marketing and servicing of our retail membership products are for fixed terms (typically one to three years, in the case of membership, and three to five years, in the case of insurance and package) which automatically renew for one-year periods and may be terminated at any time upon at least 90 days’ written notice. Our marketing partners are not subject to minimum marketing commitments that are material, individually or in the aggregate. While we generally do not have continued marketing rights following the termination of any marketing agreements, the vast majority of our marketing agreements allow us to extend or renew existing memberships and bill and collect associated subscription fees following any termination. While we usually do not have rights to use marketing partner branding in new marketing following termination of a marketing agreement, the products we provide to subscribers are either our standard products, which do not require our marketing partner’s branding, or are co-branded products for which we typically have the ability to continue to service as co-branded products. Generally, our marketing partners agree not to solicit our subscribers for substantially similar services both during the term of our agreement and following any termination thereof.

Membership Products. We have over 900 marketing partners in multiple industries. Our relationships with our largest partners typically encompass multiple products and/or types of marketing media. In general, we have long-standing relationships with our partners, many of whom have been marketing with us since before the Apollo Transactions.

Insurance and Package Products. Our insurance marketing partners consist of approximately 3,600 financial institutions including national financial institutions, regional financial institutions and credit unions at December 31, 2011. Customers of our top 10 marketing partners generated approximately 40% of our gross insurance revenue in 2011. Our package enhancement marketing partners are comprised of approximately 2,000 national financial institutions, regional financial institutions and credit unions at December 31, 2011. Customers of our top 10 U.S. marketing partners generated approximately 29% of our U.S. package enhancement revenue in 2011. In addition, we have held the endorsement of the American Bankers Association of our account enhancement programs in the U.S. for over 15 years.

International Products. Our international marketing partners include some of Europe’s most prominent retail banks. Additionally, we own a 51% investment in Cims South Africa Ltd., a joint venture that offers wholesale package enhancement programs in South Africa, similar to those offered in Europe.

Customers

As of December 31, 2011, we had approximately 71.9 million membership, insurance and package subscribers and end-customers enrolled in our programs worldwide and approximately 127 million customers who received credit or debit card enhancement services and loyalty points-based management services. We offer our programs and services to our customers through more than 5,570 marketing partners as of December 31, 2011. We market to customers using direct mail, online marketing, point-of-sale marketing, telemarketing and other marketing methods.

Membership Products. As of December 31, 2011, we had approximately 17.9 million subscribers and end-customers in the U.S. We target customers of our marketing partners who are willing to pay a fee to gain access to a multitude of discount programs or want to improve their sense of security and well-being.

Insurance and Package Products. As of December 31, 2011, we had approximately 26.6 million insurance customers in the U.S. We rely on access to our marketing partners’ large customer bases to market our insurance programs. The insurance products we market, such as AD&D, provide customers with peace of mind benefits should they suffer a serious injury or loss.

As of December 31, 2011, we provided our U.S. package products to approximately 8.6 million members and end-customers. Approximately 2,000 financial institutions utilize our package products to increase customer affinity, increase response and retention rates and generate additional fee income.

Loyalty Products. We worked with approximately 64 marketing partners as of December 31, 2011, and provided enhancement and loyalty products to approximately 127 million customers. These marketing partners include leading financial institutions, brokerage houses, premier hotels, timeshares and other travel-related companies. We provide points-based loyalty products and benefit package enhancement products that they in turn offer to their customers. Many of the principal ALG (as defined below) partner agreements have a term of at least two years, and we typically charge a per-member and/or a per-activity administrative fee to clients for our services.

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

International Products. As of December 31, 2011, we had approximately 17.2 million international package customers and approximately 1.6 million members and end-customers in 15 countries, primarily in Europe.

Third-Party Vendors

We partner with a large number of third-party vendors to provide fulfillment of many of our programs and services. Generally, our relationships with key vendors are governed by long-term contracts (typically, with initial terms of up to ten years that renew automatically unless notice of non-renewal is given by either party prior to renewal). As we have a large number of vendors, we are generally not dependent on any one vendor and have alternative vendors should we need to replace an existing vendor. We believe we have very good relationships with our vendors who value their relationship with us as we are able to provide them with access to a large customer base through our marketing partners, many of whom are leaders in their respective industries. In addition, because we purchase large volumes of services across our various businesses, we are able to achieve significant price discounts from our vendors.

Membership Products. We partner with a variety of third-party vendors to provide services, benefits and fulfillment for many of our membership programs. Some of our largest vendor relationships relate to the provisions of certain benefits embedded in our PrivacyGuardR membership product and AutoVantage membership product.

Insurance and Package Products. As of December 31, 2011, The Hartford, Inc. (“The Hartford”) was our primary carrier for the majority of our insurance programs and was one of our largest suppliers during 2011. Our contract with The Hartford is non-exclusive and we periodically explore additional relationships for our insurance programs. As of December 31, 2011, we also have contractual relationships with other insurance underwriters, including American International Group, American General, Minnesota Life Insurance Company, and Chubb & Son, a division of Federal Insurance Company.

Our package enhancement products combine both insurance and membership products to create a unique enhancement package that our marketing partners provide to their end-customers. Generally, programs include AD&D insurance and travel discounts that are supplied by our membership and insurance benefit vendors.

Loyalty Products. Affinion Loyalty Group, our wholly owned subsidiary (“ALG”), acts as a business process outsourcer for points-based loyalty products and provides enhancement benefits to credit and debit card issuers. While many of the services ALG provides are sourced in-house as a result of ALG’s proprietary technology platform and program design support, third-party suppliers are used to provide additional benefit enhancements. These benefit enhancements are supplied by our membership and insurance benefits vendors.

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

Fulfillment Packages. Fulfillment packages, which include enrollment materials and premiums (e.g., gift cards, coupons and “hard” premiums such as MP3 players) sent to customers via mail and electronically, are produced in thousands of combinations for our membership, insurance and package enhancement programs. Fulfillment orders are generally transmitted to the appropriate fulfillment vendor by the next business day following receipt of the order. Physical fulfillment assembly and distribution in North America totals around 37 million pieces per year. Approximately 94% of these pieces are completed by our facility in Franklin, Tennessee, with the remainder completed by outsourced vendors.

Physical fulfillment assembly and distribution in Europe is completed in five locations across Europe and totals around 13 million pieces per year. Approximately 51% of these pieces are completed by third-party vendors with the remainder being completed in-house by Affinion International employees. We are increasingly employing electronic delivery of membership materials and fulfillment packages, which drives further cost reductions.

Billing. We have the ability to accept a variety of different payment account types, including Visa (debit and credit), MasterCard (debit and credit), Discover, American Express, oil and retail company proprietary cards, PayPal, mortgage loans and checking and savings accounts. Domestically, we process approximately 133 million billing transactions each year for our membership, insurance and package products. We use both generic and direct processing methods and work closely with a variety of payment processors and our marketing partners to maximize our ultimate collection rates.

Merchandise Delivery. Shoppers Advantage maintains a virtual inventory of almost 11,000 items, covering more than 650 brands sourced through a best-in-class direct-ship network of 100 direct-ship vendors. We manage the process of customers purchasing these products, but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered. By pooling the purchasing power of our membership products and other products, including our loyalty programs, we achieve price reductions on the products we offer, and deliver value to our customers. Merchandise sales between our merchandise vendors and our customers was more than 800,000 units and almost $57 million in 2011. Related commissions on merchandise revenue totaled approximately $2.7 million which is included in our 2011 net revenues.

Travel Fulfillment. Loyalty Travel Agency LLC (“LTA”), our full-service travel agency, is dedicated primarily to servicing our customers; however, it also provides travel agency services to our clients, mainly for loyalty rewards redemptions and related services.

LTA travel consultants use Travelport’s Worldspan GDS booking system, which offers 288 airlines, 31 car rental companies, and 138,000 hotel properties. This system provides us with access to online fares and electronic ticketing capability on 158 air carriers. Reservation and support services are provided by a combination of internally managed call centers, outsourcing relationships, and branded websites.

Contact Call Centers

Our contact call centers provide high-quality, predominantly inbound telemarketing service and retention support. We are committed to using internally managed and outsourced contact call centers to effectively handle peak service levels while achieving a semi-variable cost structure. As of December 31, 2011, 21 facilities handled the call volume, of which 12 are internally managed (6 in North America and 6 in Europe) and 9 are outsourced.

Our contact call centers handle approximately 25 million customer contacts per year, 15 million of which are related to our North American business and 10 million to our international business. The contact call centers provide a primary point of interaction with our customers. To this end, we are focused on implementing ways to improve service levels and set the necessary quality benchmarks to assure third-party vendors are performing at high levels. At the same time, we have reduced the number of our internally managed contact call centers and increased the use of outsourcers, producing significant cost reductions and an improved variable cost structure.

Competition

We are a leading affinity marketer of value-added membership, insurance and package enhancement programs and services with a network of more than 5,570 marketing partners as of December 31, 2011, approximately 71.9 million membership, insurance and package members and end-customers enrolled in our programs worldwide and approximately 127 million customers who received credit or debit card enhancement services and loyalty points-based management services as of December 31, 2011. Our leadership position in the growing affinity marketing and loyalty points program management industries is due to our nearly 40-year track record, our experience from over 115,000 customer engagement and loyalty program marketing campaigns conducted over the last decade and our core strengths in the areas of multi-media marketing, data analytics, customer service and operations. We also believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2011, we offered 22 core products and services with over 470 unique benefits and supported more than 5,100 versions of products and services representing different combinations of pricing, benefit configurations and branding.

Our competitors include any company seeking direct and regular access to large groups of customers through any affinity-based direct media contact, as well as any company capable of managing loyalty points programs or providing redemption options for those programs. Our products and services compete with those marketed by financial institutions and other third parties who have marketing relationships with our competition, including large, fully integrated companies that have financial, marketing and product development resources that are greater than ours. We face competition in all areas of our business, including price, product offerings and product performance. As a whole, the direct marketing services industry is extremely fragmented, while competition in loyalty points program administration is somewhat more concentrated. Most companies in the direct marketing services industry are relatively small and provide a limited array of products and services. In general, competition for the consumer’s attention is intense, with a wide variety of players competing in different segments of the direct marketing industry. More specifically, competition within our business lines comes from companies that vary significantly in size, scope and primary core competencies.

Membership Products. The membership services industry is characterized by a high degree of competition. Participants in this industry include membership services companies, such as Provelle, Profinity, United Marketing Group, Encore, Synapse, and Intersections, as well as the credit bureaus, Experian, Equifax and TransUnion, and large retailers, travel agencies, insurance companies and financial service institutions.

Daily Discounts and Lead Generation. The daily deal marketplace is characterized by a high degree of competition. The two large daily deal pure-play leaders in the space are Groupon and Living Social. In addition, medium sized competitors include KGB Deals, HomeRun, Gilt City, PlumDistrict, and Bloomspot. Online leaders, including Google, ebay and Amazon have recently entered the space. Competitors in the in the lead generation business include pure-play competitors such as Permission Data, Q Interactive, Pontiflex, Trancos, and Co-Reg Media. In addition, content publishers and networks also offer pay for performance pricing models for their consumer acquisition services.

Insurance and Package Products. Participants in the U.S. in the direct marketing of insurance programs include Aegon, AIG, Assurant, CUNA, UnumProvident and Securian.

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

International Products. In Europe, on the membership side of the business, competitors include Card Protection Plan across multiple markets, Adaptive Affinity in the United Kingdom, as well as large retailers, travel agencies, insurance companies and financial service institutions. Key competitors in the package business include Card Protection Plan, MobileServ Limited, and Lifestyle Service Group in the United Kingdom, Quintess in France, Serisystem and Jakala in Italy, and Sreg MehrWert Servicegesellschaft and 3W Marketing in Germany.

Information Technology

Our information technology team, comprised of approximately 475 employees worldwide, operates and supports approximately 245 individual applications at December 31, 2011. Membership, package and insurance products and services are distributed through a multiple media approach, which allows us to interface with our marketing partners’ customers in a variety of ways to enhance file penetration in a cost effective manner. Our systems are able to manage marketing campaigns across all media. Servicing and enrollment requests are processed through a workflow and messaging interface with our vendors and are stored within our subscriber management platform. This framework allows us to keep a virtual inventory of programs and services, as well as store customer information for future marketing analysis. Customer servicing and billing information is fed into the financial ledger and business intelligence platform for billing and future marketing analysis.

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

Employees

As of December 31, 2011, we employed approximately 4,500 people, of which approximately 67% are located in North America and the remaining 33% are in our international offices.

Governmental and Regulatory Matters

The direct marketing industry is subject to U.S. federal and state regulation as well as regulation by governments and authorities in foreign jurisdictions. Certain regulations that govern our operations include: federal, state and foreign marketing laws; federal, state and foreign privacy laws; and federal, state and foreign insurance and consumer protection regulations. Federal regulations are primarily enforced by the Federal Trade Commission (“FTC”), the Federal Communications Commission (“FCC”) and the Consumer Financial Protection Board (“CFPB”). State regulations are primarily enforced by individual state attorneys general. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

Federal and State Marketing Laws. The FTC and each of the states have enacted consumer protection statutes designed to ensure that consumers are protected from unfair and deceptive marketing practices. We review all of our marketing materials for compliance with applicable FTC regulations and state marketing laws.

In 2003, the FTC amended its Telemarketing Sales Rule to establish a National “Do-Not-Call” Registry. As of December 2011, the “Do-Not-Call” Registry included more than 201 million phone numbers. To comply with the rule, companies are required to match their call lists against the “Do-Not-Call” Registry prior to conducting outbound telemarketing and remove the names of consumers who have requested they not be called. In addition, the amended Telemarketing Sales Rule requires additional disclosures and sales practices for goods and services sold over the phone. We match our call lists with the “Do Not Call Registry” and implement telemarketing scripts to comply with this regulation.

On December 29, 2010, legislation entitled the “Restore Online Shoppers’ Confidence Act” was enacted (“ROSCA”). The legislation prohibits the acquisition of consumers’ credit or debit card account numbers automatically from our partners when a consumer enrolls in one of our programs immediately after making a purchase through one of our partners’ web sites (“Online Data-pass Marketing”), and requires additional disclosure relating to the online marketing of, and billing for, membership programs in the online post-transaction environment. Since the Company had ceased Online Data-pass Marketing in January 2010, more than eleven months prior to the enactment of such legislation, we do not expect such legislation to have a material adverse effect on our business.

Effective October 2011, Florida passed legislation similar to ROSCA, but with some additional requirements, and effective January 2012, Oregon passed legislation regulating free trial offers. The Florida law, like ROSCA, requires that an on-line post-transaction third party seller must obtain the express informed consent of the consumer to the sale by obtaining from the consumer the full account number of the account to be charged. The Florida law also requires that on-line post-transaction third party sellers must send a written notice confirming the transaction to the consumer by first class U.S. mail or by email. The Oregon legislation prohibits a person from causing a consumer to incur a financial obligation as a result of accepting a free offer unless the person obtains the consumer’s billing information directly from the consumer. We have put procedures in place to ensure compliance with these laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010, and is in the process of being fully implemented. Dodd-Frank provides a regulatory framework and requires that regulators draft, review and approve, and implement numerous regulations and conduct studies that are likely to lead to more regulations. As part of this, Dodd-Frank created the CFPB that became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies.

Billing Regulations. In 1978, Regulation E was issued by the Federal Reserve Board of Governors to implement the Electronic Fund Transfer Act (the “EFT”). The EFT provides for rights and duties of consumers and financial institutions in connection with debit or credit “electronic fund transfers”- transfers to or from demand, savings, or other deposit accounts initiated through computer or magnetic tape, telephones, point-of-sale terminals, ATMs, or any other electronic device. It includes all transfers resulting from debit card transfers, whether or not they involve an electronic terminal. We have implemented billing solutions across our businesses to comply with the EFT.

Additionally, in connection with the sale of its products and services, the Company permits customers to make payment by means of automated clearing house (ACH) funds transfers from bank accounts, direct bank account debits, credit cards and debit cards. The Company accepts authorizations for these customer payments by means of the telephone, the Internet and postal mail. In connection with its payment acceptance activities, the Company is subject to the operating rules and procedures of the card associations and card networks (including Visa and MasterCard) and the payment rules governing ACH payments and electronic funds transfers. The Company is also subject to federal and state laws that impose certain requirements on merchants when accepting payments, including recurring payments, from customers. These payment system rules and laws are subject to amendment and new interpretations from time to time which may impose new costs on the Company’s operations and materially impact the services we provide. The Company has adopted policies and procedures across our businesses to comply with these payment system rules and laws.

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

Domestic and International Insurance Regulations. As a marketer of insurance programs, we are subject to state and foreign rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. Domestically, the insurance carriers that underwrite the programs that we sell are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials we disseminate to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs. In addition, our international products are regulated by various national and international entities, including the Financial Services Authority in the United Kingdom (the “FSA”), in the sale of insurance programs. The FSA is responsible for enforcing the Financial Services and Markets Act 2000 which, among other things, implements the European Union’s (the “EU”) Insurance Mediation Directive.

Other Foreign Regulations. Our European operations are subject to privacy and consumer protection regulations. Many of these regulations are based on EU Directives which are adopted as laws by countries within the EU in which Affinion International conducts its operations. These include:

•	Data Protection regulation: imposing security obligations and restrictions on the processing, use and transmission of customers’ personal data;

•	Privacy and Electronic Communications regulation: regulating unsolicited marketing activities carried out by telephone, fax and e-mail to users/subscribers;

•	Electronic Commerce regulation: imposing certain disclosure and operational requirements in relation to websites and internet marketing and sales activities;

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

•	Unfair Terms and other consumer protection regulation: requiring that consumer terms and conditions be fair and reasonable and not misleading;

•	Consumer Credit regulations: requiring licensing for the provision of certain credit products; and

•	Provision of Services regulations: requiring that certain information be made available to consumers and setting basic rules on responding to complaints.

In addition, there are various self-regulatory codes of advertising and direct marketing practice. We have established procedures designed to comply with the requirements of these codes and practices. Further, the FSA and other European regulators and competent authorities may change or introduce new laws or regulations that materially impact the membership, package enhancement and other services we provide.

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

We are a highly leveraged company. As of December 31, 2011, we had approximately $1.9 billion principal amount of outstanding indebtedness. Our annual debt service payment obligations, exclusive of capital lease obligations, do not include any required principal repayments until 2015, other than quarterly payments on our term loan equal to 1% per annum and annual required repayments based on excess cash flow. However, under our senior secured credit facility, we had a one year “holiday” on mandatory term loan repayments based upon excess cash flows. As of December 31, 2011, our estimated 2012 principal and interest payments on our debt will be approximately $144.9 million. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

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

The terms of our senior secured credit facility and the indentures governing our 7.875% senior notes due 2018 (the “senior notes”) and our 11 1/2% senior subordinated notes due 2015 (the “senior subordinated notes”) may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The terms of our senior secured credit facility and the indentures governing our senior notes and our senior subordinated notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

any of which could result in an event of default under our senior notes and our senior subordinated notes.

If the indebtedness under our senior secured credit facility, our senior notes or our senior subordinated notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of the indentures governing our senior notes and senior subordinated notes, and our senior secured credit facility contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. However, these restrictions are, or will be (as applicable), subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. As of December 31, 2011, we had $158.1 million available for additional borrowing under the revolving loan commitments under our senior secured credit facility, after giving effect to $6.9 million of outstanding letters of credit. In addition, the covenants under our existing debt agreements would allow us to borrow a significant amount of additional debt. The more we become leveraged, the more we, and in turn our security holders, become exposed to the risks described above under “— Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.”

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

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

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility or otherwise, in an amount sufficient to fund our liquidity needs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statements for Forward-Looking Information.”

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our senior secured credit facility, the indentures governing our senior notes and our senior subordinated notes may restrict us from adopting some of these alternatives. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Furthermore, Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing.

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

Our subsidiaries are separate and distinct legal entities and, except for the existing and future subsidiaries that are or will be subsidiary guarantors of our senior notes and senior subordinated notes or our senior secured credit facility, they will have no obligation, contingent or otherwise, to pay amounts due under our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

We have historically experienced net losses and negative working capital.

Since the consummation of the Acquisition, we have had a history of net losses and negative working capital. For the years ended December 31, 2011, 2010 and 2009, we had net losses attributable to us of $109.7 million, $142.6 million and $50.0 million, respectively. We cannot assure you that we will not continue to report net losses in future periods. Our working capital deficit as of December 31, 2011, 2010 and 2009 was $160.1 million, $76.9 million and $102.3 million, respectively.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As part of the Acquisition, we made a special tax election referred to as a “338(h)(10) election” with respect to the companies constituting Cendant Marketing Services (“Predecessor”), a division of Cendant Corporation (“Cendant”). Under the 338(h)(10) election, the companies constituting the Predecessor were deemed for U.S. federal income tax purposes to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization increased, which we expect to reduce our cash taxes in the future. We expect that tax deductions attributable to the 338(h)(10) election to be up to approximately $120 million per year ending in 2020. However, our ability to utilize these deductions in any taxable period will be limited by the amount of taxable income we earn in such period. In addition, pursuant to Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our stock ownership within a three-year period), our ability to use our pre-change net operating loss carryforwards (including those attributable to the 338(h)(10) election) and certain other pre-change tax attributes to offset our post-change income may be limited. Similar rules and limitations may apply for state tax purposes as well. The rules under Section 382 are highly complex, and we cannot give you any assurance that any transfers of our stock will not trigger an “ownership change” and cause such limitation to apply.

We provide periodic reports as a “voluntary filer” pursuant to our contractual obligations in the indenture governing the notes, which contractual obligations may be amended without your consent.

We currently anticipate that our reporting obligations pursuant to Section 15(d) of the Exchange Act will terminate after we file this Annual Report on Form 10-K because our senior notes and our senior subordinated notes were each held by fewer than 300 persons on January 1, 2012. Notwithstanding the anticipated automatic suspension of our reporting obligations pursuant to Section 15(d) of the Exchange Act, we intend to continue filing periodic reports with the SEC and to provide holders of our senior notes and our senior subordinated notes with copies of any filed reports as a “voluntary filer” in compliance with the indentures governing the senior notes and the senior subordinated notes. We expect that such periodic reports filed by us as a voluntary filer will comply fully with all applicable rules and regulations of the SEC. However, we could eliminate the periodic reporting covenant in the indentures governing the senior notes and the senior subordinated notes with the consent of the holders of at least a majority of the notes, in which case we would no longer be obligated to file periodic reports with the SEC and may cease doing so.

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

Although we market our programs and services through over 5,570 marketing partners, we derive a substantial amount of our net revenue from the customers we obtained through only a few of these marketing partners. In 2011, we derived approximately 46.6% of our net revenues from members and end-customers we obtained through our 10 largest marketing partners.

Many of our key marketing partner relationships are governed by agreements that may be terminated at any time without cause by our marketing partners upon notice of as few as 90 days without penalty. Some of our agreements may be terminated at any time by our marketing partners upon notice of as few as 30 days without penalty. Our marketing partners are not subject to minimum marketing commitments that are material, individually or in the aggregate. Moreover, under many of these agreements, our marketing partners may cease or reduce their marketing of our services without terminating or breaching our agreements. Further, in the ordinary course of business, at any given time, one or more of our contracts with key marketing partners may be selected for bidding through a request for proposal process. A loss of our key marketing partners, a cessation or reduction in their marketing of our services or a decline in their businesses could have a material adverse effect on our future revenue from existing services of which such marketing partner’s customers are customers of ours and on our ability to further market new or existing services through such marketing partner to prospective customers. There can be no assurance that one or more of our key or other marketing partners will not terminate their relationship with us, cease or reduce their marketing of our services or suffer a decline in their business. If a key marketing partner terminates or does not renew its relationship with us and we are required to cease providing our services to its customers, then we could lose significant sources of revenue.

Our typical membership products agreements with marketing partners provide that after termination of the contract we may continue to provide our services to existing members under the same economic arrangements that existed before termination. However, in some cases, our marketing partners may nonetheless violate their contractual obligations and cease facilitating the billing of such existing members. Under certain of our insurance products agreements, however, marketing partners may require us to cease providing services to existing customers after time periods ranging from 90 days to five years after termination of the agreement. Also, under agreements with our marketing partners for which we market under a wholesale arrangement and have not incurred any marketing expenditures, our marketing partners generally may require us to cease providing services to existing customers upon termination of the wholesale arrangement. Further, marketing partners under certain agreements also may require us to cease providing services to their customers under existing arrangements if the contract is terminated for material breach by us or due to a change in the law or regulations. If one or more of these marketing partners were to terminate our agreements with them, and require us to cease providing our services to customers, then we could lose significant sources of revenue.

Our profitability depends on members and end-customers continuing their relationship with us. Increased loss of customers could impair our profitability.

We generally incur losses and negative cash flow during the initial year of an individual member or end-customer relationship, as compared to renewal years. This is due primarily to the fact that the costs associated with obtaining and servicing a new retail member and end-customer often exceed the fee paid to us for the initial year. In addition, we experience a higher percentage of cancellations during the initial membership period compared to renewal periods. Members and end-customers may cancel their arrangement at any time during the program period and, for our annual bill customers, we are typically obligated to refund the unused portion of their annual program fee. Additionally, an increase in cancellations of our members’ credit and debit cards by their card issuers as a result of payment delinquencies or for any other reason could result in a loss of members and end-customers and reduce our revenue and profitability. Accordingly, our profitability depends on recurring and sustained renewals and an increase in the loss of members or end-customers could result in a loss of significant revenues and reduce our profitability.

We depend on various third-party vendors to supply certain products and services that we market. The failure of these vendors to provide these products or services could result in customer dissatisfaction and harm our business and financial condition.

We depend on various third-party vendors to supply the products and services that we market. Many of our third-party vendors are independent contractors. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms as favorable to us. Additionally, if any third party vendor suffers interruptions, delays or quality problems, it could result in negative publicity and customer dissatisfaction which could reduce our revenues and profitability. With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals. If we are required to use an alternative insurance carrier, it may materially increase the time required to bring an insurance related product to market. As we are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction. Replacing existing third-party vendors with more expensive third-party vendors could increase our costs and reduce our profitability. Additionally, if third-party vendors increase their prices for their services, it would increase our costs and could result in a reduction of our profitability.

We depend, in part, on payment processors to obtain payments for us. If our payment processors are interrupted or negatively affected in any way it could result in delays in collecting payments or loss of future business and negatively impact our revenues and profitability.

We depend, in part, on payment processors to obtain payments for us. The payment processors operate pursuant to agreements that may be terminated with limited prior notice. In the event a payment processor ceases operations or terminates its agreement with us, there can be no assurance a replacement payment processor could be retained on a timely basis, if at all. Any service interruptions, delays or quality problems could result in delays in our collection of payments, which would reduce our revenues and profitability. Changes to the Visa and MasterCard Rules, the American Express Rules, or other rules and regulations governing card issuers or our marketing partners that negatively impact payment processors’ operations or ability to obtain payments for us, could adversely affect our revenues and profitability. Further, to the extent payment processors or issuing banks suffer a loss of revenues or business as a result of internal policy changes or any future enacted regulations or legislation, our revenues and profitability may be adversely affected.

The increase in the share of monthly payment programs in our program mix may adversely affect our cash flows.

We have traditionally marketed membership programs which have up-front annual membership fees. However, over the last six years, we expanded our marketing of membership programs for which membership fees are payable in monthly installments. Approximately 96% of our domestic new member and end-customer enrollments for the year ended December 31, 2011 were in monthly payment programs. Our increased emphasis on monthly payment programs adversely affects our cash flow in the short term because the membership fee is collected over the course of the year rather than at the beginning of the membership term as with annual billing.

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

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative membership, insurance, package enhancement and loyalty programs, products and services, the quality and breadth of the programs, products and services offered, competitive pricing and in-house marketing expertise. Our competitors offer programs, products and services similar to, or which compete directly with, those offered by us. These competitors include, among others, Experian, Equifax, TransUnion, Provelle, Profinity, Aegon, Intersections, Sisk, Carlson Marketing Group, Assurant and Card Protection Plan. In addition, we could face competition if our current marketing partners were to develop and market their own in-house programs, products and services similar to ours. Furthermore, certain of our marketing partners (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain competitive products to their customers, the marketing and servicing of which historically were provided by us.

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

Our U.S. membership and insurance products are subject to extensive regulation and oversight by the FTC, the FCC, state attorneys general and other state regulatory agencies, including state insurance regulators. Our marketing partners are subject to various federal and state consumer protection laws designed to ensure that consumers are protected from unfair and deceptive marketing practices. Our programs and services involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing of our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and implementing regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance products are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market our programs and services and reduce our revenues and profitability.

Similarly our operations in the European Economic Area are also subject to often strict regulation. These laws include, in particular, restrictions on our insurance intermediary activities as a regulated financial service requiring prior authorization and adherence to various rules on management and controls, documentation, complaints handling, financial promotions and the contracting process with consumers. In addition our marketing operations are subject to regulation including data protection legislation requiring notification and obtaining consent for marketing and also advertising rules regarding the content of marketing messages. “Distance selling” information and cancellation rules must also be followed when we contract with consumers at a distance including via post, phone or website. In the latter case, electronic commerce rules also come into play. Some of our products in the U.K. also involve the provision of services classed as consumer credit and therefore require additional licenses to be applied for and maintained. Additionally, individuals in the U.K. and other European countries have rights to prevent direct marketing to them by telephone, fax or email. Recent additions to the regulatory landscape to which we are subject in the European Economic Area include restrictions on what are considered to be unfair or misleading commercial practices and new general rules on providing services involving information and basic complaints handling rules to be followed. While many of these rules are based on European Directives, different jurisdictions have varying implementation and enforcement approaches which can be difficult to navigate. New rules or changes in existing ones at a European or Member State level in countries where we operate could restrict our current practices and the loss of required authorization or licenses would severely inhibit our service offerings.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010, and is in the process of being fully implemented. Dodd-Frank provides a regulatory framework and requires that regulators draft, review and approve, and implement numerous regulations and conduct studies that are likely to lead to more regulations. As part of this, Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”) that became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies.

The overall impact of these regulations on us and our clients is difficult to estimate, in part because certain regulations need to be adopted by the CFPB with respect to consumer financial products and services and in part because regulations that have been adopted have only recently taken effect. These new and contemplated regulations could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our marketing partners that could delay or cease marketing campaigns with certain marketing partners or otherwise adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation.

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

Our marketing partners are subject to a wide variety of federal, state and foreign laws and regulations, including banking, insurance and privacy laws and supervisory audits and inquiries. Changes in the laws or regulations applicable to our marketing partners or the failure of our marketing partners to comply with such laws and regulations or the outcome of supervisory audits and inquiries could result in our marketing partners terminating their contracts with us, their inability to facilitate payment processing or their ceasing or changing marketing services, all of which could have a material impact on our business.

Consumer complaints with respect to our industry have resulted and may result in state and federal regulatory and other investigations. On December 29, 2010, ROSCA was enacted. The legislation prohibits Online Data-pass Marketing and requires additional disclosure relating to the online marketing of, and billing for, membership programs in the online post-transaction environment. Several states have passed similar laws restricting Online Data-pass Marketing. Since the Company had ceased Online Data-pass Marketing in January 2010, more than eleven months prior to the enactment of such legislation, we do not expect such legislation to have a material adverse effect on our business.

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

We are involved in claims, legal proceedings and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. Additionally, if our marketing partners become involved in legal proceedings or governmental inquiries relating to our products or marketing practices we may be subject to indemnification obligations under our marketing agreements. While we cannot predict the outcome of pending suits, claims, investigations and inquiries, the cost of responding to and defending such suits, as well as the ultimate resolution of any of these matters, could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation. There can be no assurance that our accruals for legal actions or investigations will be sufficient to satisfy all related claims and expenses.

Between December 2008 and December 2011, the Company received inquiries from numerous state attorneys general relating to the marketing of its membership programs and its compliance with consumer protection statutes. The Company responded to the states’ request for documents and information and is in active discussions with such states regarding its investigations and the resolution of these matters. Settlement of such matters may include payment by the Company of the costs of the states’ investigation, restitution to consumers and injunctive relief.

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

Our future success is dependent in large part on continued demand for our programs and services within our marketing partners’ industries. In particular, the customers of our financial institution marketing partners accounted for a significant amount of our members and end-customers and revenues in 2011. In recent years, a number of our existing financial institution marketing partners have been acquired by or merged with other financial institutions. In the event one of our marketing partners undergoes a consolidation and the consolidated financial institution does not have an agreement with us or does not wish to continue marketing with us, we could experience an adverse impact on our revenue. In addition, the consolidation of financial institutions may result in increased leverage to pressure us to lower our prices. If consolidated marketing partners pressure us to lower our prices, we may experience an adverse impact on our revenue. Consolidation may also lead to fewer potential customers of marketing partners to whom we can sell our programs and services. Therefore, a significant and prolonged downturn in the industry, a trend in that industry to reduce or eliminate its use of our programs, products and services, or further consolidation in the industry leading customers to use fewer credit cards could result in a loss of members and end-customers and reduce our revenues and profitability. In addition, some of our financial institution marketing partners are in the mortgage business. Although the customers of our marketing partners in the mortgage business accounted for approximately 0.8% of our revenues in 2011, a continuing and prolonged downturn in the mortgage industry could reduce our revenues and profitability. Additionally, our financial institution marketing partners are subject to new regulations, such as Dodd-Frank. The Dodd-Frank regulatory framework included the creation of the CFPB which has the authority to regulate all consumer financial products sold by banks and non-bank companies. These new and contemplated regulations could impose additional reporting, supervisory, and regulatory requirements on our financial institution marketing partners that could adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation.

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

Certain of our services are based upon the collection, distribution and protection of sensitive private data. Such data is maintained by the Company, as well as by certain of our third-party vendors that provide components for our products and services or assist in the billing for membership programs. Although we maintain a global risk management program to minimize the risks of a data breach, including conducting periodic audits of the security risk programs of our third-party vendors, unauthorized users might access or disrupt that data, and human error or technological failures might cause the wrongful dissemination or disruption of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our marketing partner agreements. We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach. Although we maintain insurance coverage for certain computer network security and privacy-related risks, we may also incur significant costs to alleviate problems that may be caused by future breaches. Any breach or perceived breach could subject us to legal claims from marketing partners or customers under laws (such as California’s SB 1386 and regulations promulgated by the FSA and European data protection regimes) that govern breaches of electronic data systems containing non-public personal information. There is no assurance that we would prevail in such litigation. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain marketing partners, members and end-customers. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.

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

In addition, we receive data electronically, and this delivery method is susceptible to damage, delay or inaccuracy. A significant portion of our business involves telephonic customer service as well as mailings, both of which depend upon the data generated from our computer systems. Unanticipated problems with our telecommunications and information technology systems may result in a significant system outage or data loss, which could interrupt our operations. Our infrastructure may also be vulnerable to computer viruses, hackers or other disruptions entering our systems from the credit reporting agencies, our marketing partners and members and end-customers or other authorized or unauthorized sources. Any damage to our telecommunications and information technology systems, failure of communication links or other loss that causes interruption in, or damage to, our operations could impede our ability to market our programs and services, result in a loss of members and end-customers and reduce our revenues and profitability.

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

From time to time, we pursue acquisitions as a means of enhancing our scale and market share, such as our recent acquisitions of Connexions in July 2010, Webloyalty in January 2011 and Prospectiv Direct, Inc. (“Prospectiv”) in August 2011. In general, the success of our acquisition strategy will depend upon our ability to find suitable acquisition candidates on favorable terms and to finance and complete these transactions. In addition, upon completion of an acquisition, such as the Connexions, Webloyalty and Prospectiv acquisitions, we may encounter a variety of difficulties, including trouble integrating the acquired business into our operations, the possible defection of key employees or of a significant number of employees, the loss in value of acquired intangibles, the diversion of management’s attention and unanticipated problems or liabilities. These difficulties may adversely affect our ability to realize anticipated cost savings and revenue growth from our acquisitions. In addition, acquisitions may not be as accretive to our earnings as we expect or at all, and may negatively impact our results of operations through, among other things, the incurrence of debt to finance any acquisition, non-cash write-offs of goodwill or intangibles and increased amortization expenses in connection with intangible assets. Acquisition integration activities can also put further demands on management, which could negatively impact operating results.

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

Approximately 68% of the common stock of Affinion Holdings is beneficially owned by investment funds affiliated with Apollo. As a result, Apollo controls us and has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Affinion Holdings’ stock, including approving acquisitions or sales of all or substantially all of our assets, subject to the terms of the Affinion Holdings Stockholder Agreement (as defined in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Webloyalty Acquisition”). Under the Affinion Holdings Stockholder Agreement, investment funds affiliated with Apollo and General Atlantic currently have the right to nominate seven and three, respectively, of our directors. In addition, the Affinion Holdings Stockholder Agreement provides for the nomination of Mr. Nathaniel J. Lipman as a director in his capacity as our Chief Executive Officer. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs, the declaration of dividends and the purchase of our indebtedness or Affinion Holdings’ indebtedness, in each case, subject to the terms of our senior secured credit facility and the indentures governing the notes and our senior subordinated notes. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We are currently headquartered in Stamford, Connecticut in a 140,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. Our corporate data center is in Trumbull, Connecticut, with disaster recovery operations provided by a backup site in Westerville, Ohio. Some applications are also housed in Centennial, Colorado, Slough, U.K., and Oslo, Norway. The table below lists all of our facilities as of December 31, 2011, all of which are leased.

Location	Function
U.S. Facilities

Stamford, CT	Global Headquarters
San Carlos, CA	Sales and Support
Norwalk, CT (2 sites)	Former Global Headquarters of the Company and of Webloyalty, both now vacant
Shelton, CT	Former Call Center, now vacant
Trumbull, CT	Call Center/ Data Ops Center
Boise, ID	Call Center
Wakefield, MA	Prospectiv Headquarters
Eden Prairie, MN	Connexions Headquarters
St. Louis, MO	Call Center
Dublin, OH	Software Development
Westerville, OH	Call Center
Richmond, VA	Loyalty Products Operations
Franklin, TN (2 sites)	Insurance and Package Sales, Marketing and Administration, Print Fulfillment Center

International Facilities

Slough, United Kingdom	International Headquarters
Brussels, Belgium	Sales and Marketing
Copenhagen, Denmark	Sales and Marketing
Ennis, Ireland	Administration, Sales, Marketing and Call Center
Hamburg, Germany	Sales, Marketing and Call Center
Johannesburg, South Africa	Sales and Marketing
Kent, United Kingdom	Former Call Center, now vacant
Kettering, United Kingdom	Call Center
London, United Kingdom	Sales and Marketing
Madrid, Spain	Sales and Marketing
Milan, Italy	Sales, Marketing and Call Center
Oslo, Norway	Sales, Marketing and Call Center
Paris, France	Sales and Marketing
Portsmouth, United Kingdom (2 sites)	Administration and Call Center
Stockholm, Sweden	Sales and Marketing
Villepinte, France São Paulo, Brazil	Administration and Call Center Sales and Marketing

We have non-cancelable operating leases covering various facilities and equipment. Our rent expense for the years ended December 31, 2011, 2010 and 2009 was $19.8 million, $16.4 million and $13.4 million (net of sublease rental income of $0.1 million), respectively.

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, California Consumers Legal Remedies Act, and California False Advertising Law. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the

Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. The Company does not know when the appeal will be decided. Notwithstanding the appeal, the case is currently proceeding in the district court. There has been written discovery and depositions, and the court has set a briefing schedule on class certification that calls for the completion of class certification briefing on May 18, 2012.

On November 10, 2010, a class action complaint was filed against the Company, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A. in the United States District Court for the Eastern District of New York. The complaint asserts various causes of action on behalf of several putative nationwide classes that largely overlap with one another. The claims asserted are in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, and New York’s General Business Law. On April 6, 2011, the Company and Trilegiant filed a motion to compel individual (non-class) arbitration of the plaintiff’s claims. The Company’s co-defendant, 1-800-Flowers.com, joined in the motion to compel arbitration, and co-defendant Chase Bank filed a motion to stay the case against it pending arbitration, or alternatively to dismiss. The Company does not know when the court will issue a ruling on these motions. As part of the plaintiff’s stated effort to dismiss this lawsuit and refile it in federal court in Connecticut, on December 23, 2011, the plaintiff sought to dismiss the Company, Trilegiant, and 1-800-Flower without prejudice. On January 4, 2012, the Company and Trilegiant objected to that dismissal (and 1-800-Flowers joined in that objection), seeking among other things dismissal with prejudice. Plaintiff responded to that objection on January 13, 2012, and we do not know when the court will enter a decision. Also, on January 13, 2012, the plaintiff sought to dismiss Chase without prejudice. On January 17, 2012 Chase filed an objection to the plaintiff’s dismissal request. We do not know when the court will rule on that issue.

On July 13, 2011, a class action lawsuit was filed against Affinion Group, LLC (“AGLLC”), Trilegiant, Apollo Global Management LLC, and Chase Bank USA, N.A., in the United States District Court for the District of Arizona. The complaint asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. On October 18, 2011, Trilegiant, AGLLC, and Apollo filed a motion to stay, to which the plaintiff never responded. On November 1, 2011, Trilegiant and AGLLC filed a motion to compel arbitration, and Apollo joined in that motion and also sought dismissal. The plaintiff never responded to those motions. On December 14, 2011, the court issued a rule to show cause order directed to the plaintiff for the plaintiff’s failure to respond to the various motions. The plaintiff responded to that rule to show cause order on December 21, 2011. Previously, on December 15, 2011, the plaintiff sought to dismiss the action without prejudice, and December 21, 2011, Trilegiant, Affinion, and Apollo filed a brief urging the court to dismiss the action with prejudice. On January 17, 2012, Chase filed a motion to transfer this case to the Eastern District of New York (“EDNY”) so that it can be consolidated with the pending lawsuit in the EDNY.

On July 14, 2011, a class action lawsuit was filed against AGLLC, Trilegiant Corporation, Apollo Global Management, LLC, Avis Rent A Car System, LLC, Avis Budget Car Rental LLC, Avis Budget Group, Inc., and Bank of America, N.A. in the United States District Court for the District of Oregon, Portland Division. The complaint, which is substantially similar to the class action complaint described in the immediately preceding paragraph, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. On December 27, 2011, Plaintiff filed a notice of voluntary dismissal without prejudice, and the case was terminated by the court on January 6, 2012.

On August 4, 2011, a class action lawsuit was filed against AGLLC, Trilegiant Corporation, Apollo Global Management, LLC, and Chase Bank USA, N.A., in the United States District Court for the Southern District of Ohio. The complaint, which is substantially similar to the class action complaint described in the preceding two paragraphs, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. On December 23, 2011, the plaintiff filed a notice of voluntary dismissal without prejudice as to Trilegiant, AGLLC, and Apollo. On February 10, 2012, the court entered an order dismissing the lawsuit in its entirety without prejudice.

On August 8, 2011, a class action lawsuit was filed against AGLLC, Trilegiant Corporation, Apollo Global Management, LLC, and American Express Company in the United States District Court for the Southern District of New York. The complaint, which is substantially similar to the class action complaint described in the preceding three paragraphs, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. On December 5, 2011, the court granted American Express’s motion to compel arbitration. On December 14, 2011, the plaintiff filed a notice of voluntary dismissal as to Trilegiant, AGLLC, and Apollo, and the case was closed by the court on the same day.

On October 6, 2011, the plaintiffs in the five preceding class action cases filed a motion under 28 U.S.C. § 1407 with the Judicial Panel on Multidistrict Litigation (“JPML”) seeking coordinated pretrial proceedings of the six preceding class action cases. Plaintiffs in those actions argue that the factual allegations in the cases raise common issues that make pretrial transfer appropriate; they seek transfer and consolidation of the cases to the United States District Court for the District of Connecticut. All of the defendants opposed that motion. On December 9, 2011, the JPML entered an order denying consolidation and transfer of these cases.

On October 25, 2011, a class action lawsuit was filed against AGLLC, Trilegiant, Apollo Global Management, LLC, IAC/InterActiveCorp., Shoebuy.com, and Chase Bank USA, N.A. in the United States District Court for the Central District of California. The complaint, which is substantially similar to the class action complaints filed in July 2011 and August 2011 that are described above, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs. including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. On December 14, 2011, the plaintiff filed a notice of voluntary dismissal as to all of the defendants except Chase.

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. On May 10, 2011, plaintiff filed a notice appealing the dismissal to the United States Court of Appeals for the Ninth Circuit. Plaintiff filed his opening appeals brief with the Ninth Circuit on October 17, 2011, and defendants filed their respective answering briefs on December 23, 2011. Plaintiff filed its reply brief on January 23, 2012. No date for oral argument on plaintiff’s appeal has been set.

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

On October 14, 2010, the Company and Trilegiant filed a declaratory relief action against the State of South Carolina, in the Court of Common Pleas of South Carolina for the County of Richland, Fifth Judicial Circuit, seeking a declaratory judgment that their marketing practices comply with South Carolina law. The Company and Trilegiant also seek a declaratory judgment that the State may not appoint private counsel to bring an action against the Company and Trilegiant on the State’s behalf. The State has filed a motion to dismiss both requests for declaratory judgment. The court has not yet ruled on the State’s motion. In response to the action commenced by the Company and Trilegiant, on December 17, 2010, the State of South Carolina appointed private counsel and filed a civil action against the Company and Trilegiant, in the Court of Common Pleas of South Carolina for the County of Spartanburg, Seventh Judicial Circuit, under the South Carolina Unfair Trade Practices Act, seeking civil penalties, restitution and an injunction. On December 31, 2010, the State filed its First Amended Complaint naming the Company, Trilegiant, and certain current and former officers as defendants. Also on December 31, 2010, the State filed its Notice of Motion and Motion for a Temporary Injunction. The Company and Trilegiant are attempting to resolve the matter through settlement but no assurance is made that a settlement will be reached.

On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and the Company’s Chief Executive Officer, in the Iowa District Court for Polk County. This action was superseded by an action filed on March 11, 2011. The superseding action does not name the Company’s Chief Executive Officer and alleges violations of Iowa’s Buying Club Law, and seeks injunctive relief as well as monetary relief. The case has been dismissed without prejudice. The Company is attempting to resolve the matter through settlement but no assurance is made that a settlement will be reached.

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

In that regard, in August 2010, the Company entered into a voluntary Assurance of Discontinuance with the New York Attorney General’s Office. Pursuant to that settlement, the Company agreed to cease in New York its online marketing practices relating to the acquisition of consumers’ credit or debit card account numbers automatically from its retailer or merchant marketing partners when a consumer enrolls in one of the Company’s programs after making a purchase through one of such partners’ web sites as previously agreed to with the U.S. Senate Committee on Commerce, Science and Transportation on January 6, 2010. Additionally, the Company agreed, among other things, with the New York Attorney General’s Office to cease in New York “live check” marketing whereby a consumer enrolls in a program or service by endorsing and cashing a check. As part of such settlement, the Company paid $3.0 million in fees, costs, and penalties and approximately $1.8 million as restitution to New York consumers in addition to refund claims. As of September 13, 2010, Webloyalty also entered into a similar settlement agreement with the New York Attorney General’s Office. Pursuant to that settlement, Webloyalty agreed to pay $5.2 million in costs, fines and penalties, establish a restitution program for certain New York residents that joined a Webloyalty membership program between October 1, 2008 and January 13, 2010 and submitted a valid claim form, and implement changes to Webloyalty’s marketing of its membership programs. All costs, fines and penalties relating to the settlement were paid by Webloyalty in October 2010. Restitution to New York consumers in the amount of $2.6 million was paid in 2011.

We believe that the amount accrued for the above matters is adequate, and the reasonably possible loss beyond the amounts accrued will not have a material effect on our consolidated financial statements based on information currently available. However, litigation is inherently unpredictable and, although we believe that accruals are adequate and we intend to vigorously defend ourselves against such matters, unfavorable resolution could occur, which could have a material effect on our consolidated financial statements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly-owned subsidiary of Affinion Holdings, and there is no established trading market for our common stock. As of February 27, 2012, approximately 68% of the common stock of Affinion Holdings was beneficially owned by investment funds affiliated with our principal equity sponsor, Apollo.

During 2010 and 2011, we made cash distributions to Affinion Holdings aggregating $119.8 million and $323.2 million, respectively. Our senior secured credit facility and the indentures governing our senior notes and senior subordinated notes contain covenants that limit our ability to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated financial data for the periods indicated. The following information should be read in conjunction with, and is qualified by reference to, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the notes thereto included elsewhere herein.

The consolidated balance sheet data of Affinion as of December 31, 2011 and 2010 and the related consolidated statements of operations data and cash flows data of Affinion for each of the three years in the period ended December 31, 2011, are derived from our audited consolidated financial statements and the notes thereto included elsewhere herein. The consolidated balance sheet data of Affinion as of December 31, 2009, 2008 and 2007 has been derived from the audited balance sheet of Affinion as of December 31, 2009, 2008 and 2007, respectively, and the related consolidated statements of operations data and cash flow data of Affinion for the years ended December 31, 2008 and 2007 has been derived from the audited consolidated financial statements of Affinion for the years ended December 31, 2008 and 2007, respectively, none of which is included herein.

	For the Years Ended December 31,
	2011 (1)	2010 (2)	2009	2008	2007
Consolidated Statement of Operations Data:
Net revenues	$1,535.2	$1,376.3	$1,376.9	$1,409.9	$1,321.0

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	637.7	583.3	618.2	646.9	608.4
Operating costs	441.5	375.8	356.4	360.0	334.3
General and administrative	167.6	157.6	105.1	98.4	113.2
Facility exit costs	6.2	8.0	—	—	—
Depreciation and amortization	238.7	195.2	201.0	260.2	310.8

Total expenses	1,491.7	1,319.9	1,280.7	1,365.5	1,366.7

Income (loss) from operations	43.5	56.4	96.2	44.4	(45.7)
Interest income	1.0	11.6	8.1	1.7	4.9
Interest expense	(148.3)	(158.0)	(129.7)	(142.9)	(145.2)
Loss on extinguishment of debt	—	(37.0)	—	—	—
Other income (expense), net	0.2	(1.8)	(12.0)	16.3	(0.1)

Loss before income taxes and non-controlling interest	(103.6)	(128.8)	(37.4)	(80.5)	(186.1)
Income tax expense	(5.2)	(12.8)	(11.7)	(7.5)	(4.7)

Net loss	(108.8)	(141.6)	(49.1)	(88.0)	(190.8)
Less: net income attributable to non-controlling interest	(0.9)	(1.0)	(0.9)	(0.7)	(0.3)

Net loss attributable to Affinion Group, Inc.	$(109.7)	$(142.6)	$(50.0)	$(88.7)	$(191.1)

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents (excludes restricted cash)	$86.3	$121.1	$69.8	$36.3	$14.2
Working capital deficit	(160.1)	(76.9)	(102.3)	(147.8)	(245.9)
Total assets	1,651.0	1,515.2	1,469.4	1,460.6	1,601.2
Total debt	1,934.4	1,694.3	1,443.4	1,367.3	1,347.5
Total Affinion Group Inc. deficit	(1,012.7)	(866.2)	(608.0)	(547.2)	(405.5)
Consolidated Cash Flows Data:
Net cash provided by (used in):
Operating activities	$107.0	$121.8	$102.8	$103.1	$101.8
Investing activities	(61.0)	(131.3)	(111.5)	(59.1)	(77.4)
Financing activities	(80.0)	63.4	41.4	(19.2)	(94.2)
Other Financial Data:
Capital expenditures	$56.9	$39.9	$39.9	$36.7	$26.9
Ratio of earnings to fixed charges (3)	—	—	—	—	—

(1)	Includes the results of Webloyalty and Prospectiv from their acquisition dates which were January 14, 2011 and August 1, 2011, respectively. Additional information about the Webloyalty and Prospectiv acquisitions can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our audited consolidated financial statements included elsewhere herein.

(2)	Includes the results of Connexions from its acquisition date which was July 1, 2010. Additional information about the Webloyalty and Prospectiv acquisitions can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our audited consolidated financial statements included elsewhere herein.

(3)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and noncontrolling interests plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expense that management believes is representative of the interest component of rental expense. Our earnings were insufficient to cover fixed charges by $103.6 million, $128.8 million, $37.4 million, $80.5 million and $186.1 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. (See Exhibit 12.1—Statement re: Computation of Ratio of Earnings to Fixed Charges.)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statements for Forward-Looking Information.”

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

•

Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2011 to 2010 and December 31, 2010 to 2009. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2011, 2010 and 2009 and our financial condition as of December 31, 2011, as well as a discussion of our liquidity and capital resources.

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

We believe our portfolio of the products and services that are embedded in our engagement solutions is the broadest in the industry. Our scale, combined with the industry’s largest proprietary database, proven marketing techniques and strong marketing partner relationships developed over our nearly 40 year history, position us to deliver consistent results in a variety of market conditions.

As of December 31, 2011, we had approximately 71.9 million subscribers and end-customers enrolled in our membership, insurance and package programs worldwide and approximately 127 million customers who received credit or debit card enhancement services or loyalty points-based management services.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2011, managed programs representing an aggregate estimated redemption value of approximately $4.7 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards and merchandise, and, in 2011, we facilitated over $2 billion in redemption volume. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage turnkey travel services that are sold on a private label basis to provide our clients’ customers with direct access to our proprietary travel platform.

•

Affinion International. Affinion International comprises our Membership, Package and Loyalty customer engagement businesses outside North America. We expect to leverage our current international operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint.

We offer our products and services through both retail and wholesale arrangements, although on a wholesale basis, currently we primarily provide services and benefits derived from our credit card registration, credit monitoring and identity-theft resolution products. In the majority of our retail arrangements, we incur marketing expenses to acquire new customers for our subscription-based membership, insurance and package enhancement products with the objective of building highly profitable and predictable recurring future revenue streams and cash flows. For our membership, insurance and package enhancement products, these marketing costs are expensed when the costs are incurred as the campaign is launched.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. During both the years ended December 31, 2011 and 2010, approximately 96% of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

We generally utilize the brand names and customer contacts of our marketing partners in our marketing campaigns. We usually compensate our marketing partners either through commissions based on revenues we receive from members (which we expense in proportion to the revenue we recognize) or up-front marketing payments, commonly referred to as “bounties” (which we expense when incurred). In addition, during 2009, as we saw subscriber pay-through rates in our North American Membership products line begin to drop below historical averages, we began to enter into arrangements with certain marketing partners which we believe offer better utilization of our marketing spend. Under these arrangements, we pay our marketing partners advance commissions which provide the potential for recovery from the marketing partners if certain targets are not achieved. These payments are capitalized and amortized over the expected life of the acquired members. The commission rates that we pay to our marketing partners differ depending on the arrangement we have with the particular marketing partner and the type of media we utilize for a given marketing campaign. For example, marketing campaigns utilizing direct mail and online channels generally have lower commission rates than other marketing channels which we use. As a result of recent changes in marketing partner arrangements and a higher percentage of our new customers being acquired through the direct mail and online media, our membership commission rates for the past five years have consistently decreased as a percentage of revenue.

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

Regulatory Environment

We are subject to federal and state regulation as well as regulation by foreign authorities in other jurisdictions. Certain laws and regulations that govern our operations include: federal, state and foreign marketing and consumer protection laws and regulations; federal, state and foreign privacy and data protection laws and regulations; and federal, state and foreign insurance and insurance mediation laws and regulations. Federal regulations are primarily enforced by the FTC, the FCC and the CFPB. State regulations are primarily enforced by individual state attorneys general. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

These regulations primarily impact the means we use to market our programs, which can reduce the acceptance rates of our solicitation efforts, and impact our ability to obtain information from our members and end-customers. For our insurance products, these regulations limit our ability to implement pricing changes.

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

The Apollo Transactions

On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion. The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125 million face value of 125,000 shares of newly issued preferred stock (with a fair value at issuance of $80.4 million) of Affinion Group Holdings, Inc. (“Affinion Holdings”), our parent company, and a warrant (with a fair value at issuance of $16.7 million) that was exercisable for 4,437,170 shares of Affinion Holdings’ common stock, subject to customary anti-dilution adjustments, and $38.1 million of transaction related costs (collectively, the “Apollo Transactions”).

Initially, the warrant was exercisable on or after October 17, 2009 (or earlier, if Apollo achieved certain returns on its investment or if a dividend or distribution was paid on Affinion Holdings’ common stock). As a result of a special dividend on its common stock distributed by Affinion Holdings in January 2007, the warrant became exercisable at an exercise price of $10.38 per share. The warrant originally was to expire 30 days after notice is received by the warrantholders from us that Apollo and its affiliates have received certain specified investment returns. On February 11, 2011, the warrants were amended such that they would expire on the earlier of April 30, 2011, or the date that is 30 days after our Board of Directors determine the fair value of Affinion Holdings’ common stock. On April 28, 2011, the warrants were further amended such that they expired on May 10, 2011. On May 10, 2011, all of the warrants expired without being exercised.

The preferred stock entitled its holder to receive dividends of 8.5% per annum (payable, at Affinion Holdings’ option, either in cash or in kind) and ranked senior to shares of all other classes or series of stock with respect to rights upon a liquidation or sale of Affinion Holdings at a price of the then-current face amount, plus any accrued and unpaid dividends. The preferred stock was redeemable at Affinion Holdings’ option at any time, subject to the applicable terms of our debt instruments and applicable laws. In conjunction with a special dividend on its common stock distributed by Affinion Holdings in January 2007, Affinion Holdings also redeemed 95,107 shares of its preferred stock at its initial face amount plus accrued and unpaid dividends. Immediately following the redemption, 29,893 shares of preferred stock with a face amount of $33.3 million, representing an initial face amount of $29.9 million plus accrued and unpaid dividends of $3.4 million, were outstanding. In conjunction with special dividends on its common stock distributed by Affinion Holdings in January and February 2011, Affinion Holdings redeemed all of the then-outstanding shares of preferred stock at its initial face amount plus accrued and unpaid dividends for an aggregate redemption value of $46.6 million. Subsequent to these redemptions, the preferred stock is no longer outstanding.

As part of the Apollo Transactions, we made a special tax election referred to as a “338(h)(10) election” with respect to the Predecessor. Under the 338(h)(10) election, the companies constituting the Predecessor were deemed to have sold and repurchased their assets at fair market value. By adjusting the tax basis in such assets to fair market value for U.S. federal income tax purposes, the aggregate amount of our tax deductions for depreciation and amortization have increased, which has reduced our cash taxes and further enhanced our free cash flow generation. We expect these tax deductions for U.S. federal income tax purposes to continue until 2020.

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

On January 14, 2011, the Company and Affinion Holdings entered into, and consummated, an Agreement and Plan of Merger that resulted in the acquisition of Webloyalty Holdings, Inc. and its subsidiaries (“Webloyalty”) for $290.7 million. Webloyalty is a leading online marketing services company. Webloyalty provides, designs, and administers online subscription loyalty solutions that offer valuable discounts, services and benefits for its subscribers and provides its clients with programs that enhance their relationship with their customers. In addition to its domestic services, Webloyalty operates in several countries in Europe.

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

	Three Months Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
Global Average Subscribers, excluding Basic Insureds	49,668	45,713	48,722	43,800
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds (1)	$27.85	$27.08	$28.44	$28.42
Global Membership Subscribers
Average Global Retail Subscribers (2)	11,260	10,032	11,348	10,261
Annualized Net Revenue Per Global Average Subscriber (1)	$79.40	$75.61	$79.56	$74.08
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale (2)	34,170	31,335	33,082	29,136
Annualized Net Revenue Per Global Average Package Subscriber (1)	$7.24	$7.17	$6.80	$7.54
Global Insureds
Average Supplemental Insureds (2)	4,238	4,346	4,292	4,403
Annualized Net Revenue Per Supplemental Insured (1)	$56.97	$58.66	$60.06	$60.21
Global Average Subscribers, including Basic Insureds	71,975	68,192	71,078	66,444

(1)	Annualized Net Revenue Per Global Average Subscriber and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average subscribers or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or an insured, as applicable, the subscriber’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

(2)	Average Global Subscribers and Average Supplemental Insureds for the period are each calculated by determining the average subscribers or insureds, as applicable, for each month (adding the number of subscribers or insureds, as applicable, at the beginning of the month with the number of subscribers or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A subscriber’s or insured’s, as applicable, account is added or removed in the period in which the subscriber or insured, as applicable, has joined or cancelled.

Wholesale members include end-customers where we typically receive a monthly service fee to support programs offered by our marketing partners. Certain programs historically offered as retail arrangements have switched to wholesale arrangements with lower annualized price points and no commission expense.

Basic insureds typically receive $1,000 of AD&D coverage at no cost to the consumer since the marketing partner pays the cost of this coverage. Supplemental insureds are customers who have elected to pay premiums for higher levels of coverage.

The domestic package member base has stabilized, with the majority of the growth in 2010 and 2011 due to a new wholesale relationship we began in 2008.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table summarizes our historical consolidated results of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase (Decrease)
Net revenues	$1,535.2	$1,376.3	$158.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	637.7	583.3	54.4
Operating costs	441.5	375.8	65.7
General and administrative	167.6	157.6	10.0
Facility exit costs	6.2	8.0	(1.8)
Depreciation and amortization	238.7	195.2	43.5

Total expenses	1,491.7	1,319.9	171.8

Income from operations	43.5	56.4	(12.9)
Interest income	1.0	11.6	(10.6)
Interest expense	(148.3)	(158.0)	9.7
Loss on extinguishment of debt	—	(37.0)	37.0
Other income (expense), net	0.2	(1.8)	2.0

Loss before income taxes and non-controlling interest	(103.6)	(128.8)	25.2
Income tax expense	(5.2)	(12.8)	7.6

Net loss	(108.8)	(141.6)	32.8
Less: net income attributable to non-controlling interest	(0.9)	(1.0)	0.1

Net loss attributable to Affinion Group, Inc.	$(109.7)	$(142.6)	$32.9

Summary of Operating Results for the Year Ended December 31, 2011

The following is a summary of changes affecting our operating results for the year ended December 31, 2011.

Net revenues increased $158.9 million, or 11.5%, for the year ended December 31, 2011 as compared to the prior year. Net revenues in our North American units increased $112.3 million, primarily from the acquisitions of Webloyalty, Connexions and Prospectiv. International segment net revenues increased by $46.6 million as the contribution from Webloyalty, higher new retail revenue from both new and existing clients and a favorable currency impact were partially offset by lower retail revenue primarily from a change in deal structure with a key client and lower package revenues.

Segment EBITDA increased $30.6 million, as the positive impact of the Webloyalty and Connexions acquisitions were partially offset by higher marketing and commissions and higher operating costs. In addition, 2011 benefited from lower general and administrative expenses primarily due to lower costs associated with certain legal matters and lower facility exit costs associated with the lease on our former corporate headquarters.

Historical 2011 Results Compared to 2010 Results

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Net Revenues. During the year ended December 31, 2011 we reported net revenues of $1,535.2 million, an increase of $158.9 million, or 11.5%, as compared to net revenues of $1,376.3 million in 2010. Net revenues of our Membership Products increased $82.4 million primarily due to higher net revenue of $79.0 million from the Webloyalty and Prospectiv acquisitions. Loyalty Products net revenues increased $37.9 million which was primarily attributable to the Connexions acquisition. International Products net revenues increased $46.6 million due to the contribution from Webloyalty, higher new retail revenue from both new and existing clients and the $9.9 million favorable impact from the weaker U.S. dollar which were partially offset by the negative impact of a change in deal structure with a key client and lower package revenue principally from contract renewals with existing clients. Net revenues from our Insurance and Package Products declined $7.9 million as a one-time payment from a benefit provider was more than offset by an increase in the cost of insurance and lower package revenue primarily due to lower fee-based revenue from our NetGain product and lower annualized net revenue per average package member.

Marketing and Commissions Expense. Marketing and commissions expense increased by $54.4 million, or 9.3%, to $637.7 million for the year ended December 31, 2011 from $583.3 million for the year ended December 31, 2010. Marketing and commissions expense increased primarily due to the increased marketing and commissions in our Membership business as we re-deployed some of the contributions from Webloyalty, in addition to incurring higher costs associated with the Prospectiv acquisition. Costs increased in our International business primarily due to increased spending on retail programs, primarily in the online channel. These increases were partially offset by lower costs in our Insurance and Package business.

Operating Costs. Operating costs increased by $65.7 million, or 17.5%, to $441.5 million for the year ended December 31, 2011 from $375.8 million for the year ended December 31, 2010. Operating costs were higher primarily due to the Webloyalty, Connexions and Prospectiv acquisitions, which totaled $49.3 million. Additionally, fulfillment costs increased in our Membership business primarily from increases associated with higher membership in our identity theft protection programs.

General and Administrative Expense. General and administrative expense increased by $10.0 million, or 6.3%, to $167.6 million for the year ended December 31, 2011 from $157.6 million for the year ended December 31, 2010, primarily from cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $14.8 million along with higher costs from the Webloyalty and Connexions acquisitions. Partially offsetting these increases were lower costs in 2011 associated with certain legal matters as compared to 2010 and lower acquisition-related costs recorded in 2011 as compared to 2010.

Facility Exit Costs. During the year ended December 31, 2011, we recorded facility exit costs in the amount of $4.8 million associated with leases on certain Webloyalty facilities. During the year ended December 31, 2010 we recorded facility exit costs in the amount of $8.0 million associated with the lease on our former corporate headquarters. These costs represent the present value of future lease payments and other expenses related to the facilities through the expiration of the leases, net of estimated sublease income. In the fourth quarter of 2011, the estimated costs associated with the lease on our former headquarters were increased by $1.4 million.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $43.5 million for the year ended December 31, 2011 to $238.7 million from $195.2 million for the year ended December 31, 2010, primarily from recording $59.9 million more amortization expense in 2011 as compared to 2010 related to intangible assets acquired in the Prospectiv, Webloyalty and Connexions acquisitions, principally member relationships and affinity relationships, partially offset by lower amortization of $16.8 million on the intangible assets acquired in connection with the Apollo Transactions, as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Income. Interest income decreased $10.6 million for the year ended December 31, 2011 to $1.0 million due to the absence in 2011 of accreted interest on held-to-maturity debt securities. These debt securities were originally issued by Affinion Holdings and purchased by the Company in 2009 and were redeemed as part of the Affinion Holdings debt refinancing in the fourth quarter of 2010.

Interest Expense. Interest expense decreased by $9.7 million, or 6.1%, to $148.3 million for the year ended December 31, 2011 from $158.0 million for the year ended December 31, 2010, as the impact of higher interest accrued on our term loan of approximately $15.1 million primarily due to increased borrowings, was more than offset by a $14.6 million more favorable impact of interest rate swaps in 2011 as compared to 2010 and a $8.5 million favorable impact of refinancing our 10 1/8% senior notes in November of 2010.

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

Other Expense. During the year ended December 31, 2010, we recorded foreign exchange losses of $1.8 million related to intercompany financing transactions. These intercompany borrowings were settled during the first quarter of 2010 and as a result no related foreign currency exchange gains or losses were recorded during the year ended December 31, 2011.

Income Tax Expense. Income tax expense decreased by $7.6 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to a decrease in foreign deferred tax liabilities for the year ended December 31, 2011. The remainder of the decrease for the year ended December 31, 2011 was attributable to an increase of the deferred state tax liabilities offset by a decrease in the current state and federal tax liabilities. The decreases in federal and state current tax liabilities were attributable to prior year refunds and the release of prior year uncertain tax positions in income tax expense for the year ended December 31, 2011.

Our effective income tax rates for the years ended December 31, 2011 and 2010 were (5.0)% and (9.9)%, respectively. The difference in the effective tax rates for the year ended December 31, 2011 and 2010 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $128.8 million for the year ended December 31, 2010 to $103.6 million for the year ended December 31, 2011 and a decrease in income tax expense from $12.8 million for the year ended December 31, 2010 to $5.2 million for the year ended December 31, 2011. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$772.3	$689.9	$82.4	$127.8	$109.6	$18.2
Insurance and Package Products	337.7	345.6	(7.9)	96.7	94.1	2.6
Loyalty Products	140.4	102.5	37.9	49.3	32.0	17.3
Eliminations	(3.5)	(3.4)	(0.1)	—	—	—

Total North America	1,246.9	1,134.6	112.3	273.8	235.7	38.1
Affinion International
International Products	288.3	241.7	46.6	38.6	29.8	8.8

Total products	1,535.2	1,376.3	158.9	312.4	265.5	46.9
Corporate	—	—	—	(30.2)	(13.9)	(16.3)

Total	$1,535.2	$1,376.3	$158.9	282.2	251.6	30.6

Depreciation and amortization				(238.7)	(195.2)	(43.5)

Income from operations				$43.5	$56.4	$(12.9)

(1)	See “ – Financial Condition, Liquidity and Capital Resources – Covenant Compliance” and “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 16 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Affinion North America

Membership Products. Membership Products net revenues increased by $82.4 million, or 11.9%, to $772.3 million for the year ended December 31, 2011 as compared to $689.9 million for the year ended December 31, 2010. Net revenues increased in 2011 primarily as a result of the Webloyalty and Prospectiv acquisitions which added $79.0 million. In addition, net revenues increased $3.4 million primarily from higher volumes in wholesale arrangements.

Segment EBITDA increased by $18.2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Segment EBITDA increased primarily from the $23.0 million of Segment EBITDA attributable to the net contributions of the Webloyalty and Prospectiv acquisitions. Excluding the acquisitions, Segment EBITDA increased from the $3.4 million of higher net revenue and lower facility exit costs of $6.6 million related to the lease on our former corporate headquarters facility. In addition, general and administrative costs decreased by $11.5 million primarily from lower costs in 2011 associated with certain legal matters as compared to 2010. These factors more than offset increased marketing and commissions of $17.6 million, as we re-deployed some of the contributions from Webloyalty, and higher operating costs of $8.7 million primarily from higher membership in our identity theft protection products.

Insurance and Package Products. Insurance and Package Products reported net revenues of $337.7 million for the year ended December 31, 2011, a decrease of $7.9 million, or 2.3%, as compared to $345.6 million for the year ended December 31, 2010. Package revenue decreased approximately $7.5 million, primarily due to lower fee-based revenues from our NetGain product and lower annualized net revenue per average package member. Insurance revenue slightly decreased by approximately $0.4 million as a higher cost of insurance from higher claims experience effectively offset a one-time payment from a benefit provider.

Segment EBITDA increased by $2.6 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, as the lower net revenues were more than offset by lower marketing and commissions and lower operating costs.

Loyalty Products. Revenues from Loyalty Products increased by $37.9 million, or 37.0%, for the year ended December 31, 2011 to $140.4 million as compared to $102.5 million for the year ended December 31, 2010. Net revenues increased $30.3 million as a result of the Connexions acquisition along with higher travel revenue from new clients. Revenue growth from existing clients was primarily offset by lower revenue from client renegotiations.

Segment EBITDA increased by $17.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily from the Connexions acquisition and the higher travel revenue.

Affinion International

International Products. International Products net revenues increased by $46.6 million, or 19.3%, to $288.3 million for the year ended December 31, 2011 as compared to $241.7 million for the year ended December 31, 2010. Net revenues increased approximately $28.6 million from pre-merger members acquired through Webloyalty. Additionally, higher new retail growth from both new and existing clients more than offset lower revenues from a change in deal structure with a key client which moved joins from a retail to a wholesale arrangement. Package revenue decreased primarily due to certain contract cancellations and contract renewal renegotiations with existing package clients. In addition, net revenues increased $9.9 million as a result of the weaker U.S. dollar.

Segment EBITDA increased by $8.8 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily from the contribution of Webloyalty, higher new retail revenue and lower acquisition-related costs, which were partially offset by the effect of the lower package revenues.

Corporate

Corporate costs increased by $16.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, principally due to cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January 2011 and February 2011 in the amount of $14.8 million and higher stock compensation accruals of $2.2 million. These costs were partially offset by unrealized foreign exchange gains recorded in 2011 on intercompany borrowings as compared to unrealized foreign exchange losses recorded on intercompany borrowings in 2010 which netted to a favorable impact of $2.0 million.

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

Historical 2010 Results Compared to 2009 Results

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2010 compared to our consolidated results of operations for the year ended December 31, 2009. Calculated percentages are based on amounts as reported which, for the years ended December 31, 2010 and 2009, reflect the impact of purchase accounting relating to the Apollo Transactions and subsequent acquisitions.

Net Revenues. During the year ended December 31, 2010, we reported net revenues of $1,376.3 million, a decrease of $0.6 million, as compared to net revenues of $1,376.9 million for the year ended December 31, 2009. Loyalty products net revenues increased $25.2 million primarily from the July 1, 2010 acquisition of the Connexions business and new client programs. Net revenues from our Insurance and Package products increased $6.4 million primarily due to lower cost of insurance as a result of lower claims experience. Package revenues decreased as increased net revenues from higher Package members were more than offset by lower annualized revenue per average Package member. International products net revenues decreased $11.6 million as net revenue from a business acquired in the fourth quarter of 2009 were more than offset by the impact of the stronger U.S. dollar, lower package revenue primarily the result of contract renewal renegotiations with existing clients, and a change in deal structure with a key client. Net revenues of Membership products decreased $20.9 million primarily due to the absence of revenue recognized in 2009 related to a contract termination settlement with a Cendant-related marketing partner and Cendant-related marketing partners’ penalty payments for failing to meet contractually obligated volume commitments. For further information regarding the early termination and minimum volume commitments penalty payments, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Ancillary Agreements to the Purchase Agreement—Intercompany Agreements—Marketing Agreements.” The negative effect of lower retail member volumes, however, was partially offset by higher net revenue from higher average revenue per retail member.

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

Interest Expense. Interest expense increased by $28.3 million, or 21.8%, to $158.0 million for the year ended December 31, 2010 from $129.7 million for the year ended December 31, 2009, primarily due to higher interest expense on our term loan of approximately $17.7 million primarily due to increased borrowings, a less favorable impact of interest rate swaps in 2010 as compared to 2009 of $3.8 million and higher interest accrued on the 10 1/8% senior notes issued in June 2009 of $5.1 million. Our 10 1/8% senior notes were refinanced with $475 million of 7.875% senior notes (as defined below) on November 19, 2010.

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

Net revenues and Segment EBITDA by operating segment are as follows:

	Years Ended December 31,
	Net Revenues			Segment EBITDA (1)
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Affinion North America
Membership products	$689.9	$710.8	$(20.9)	$109.6	$149.2	$(39.6)
Insurance and package products	345.6	339.2	6.4	94.1	98.1	(4.0)
Loyalty products	102.5	77.3	25.2	32.0	28.0	4.0
Eliminations	(3.4)	(3.7)	0.3	—	—	—

Total North America	1,134.6	1,123.6	11.0	235.7	275.3	(39.6)
Affinion International
International products	241.7	253.3	(11.6)	29.8	30.2	(0.4)

Total products	1,376.3	1,376.9	(0.6)	265.5	305.5	(40.0)
Corporate	—	—	—	(13.9)	(8.3)	(5.6)

Total	$1,376.3	$1,376.9	$(0.6)	251.6	297.2	(45.6)

Depreciation and amortization				(195.2)	(201.0)	5.8

Income from operations				$56.4	$96.2	$(39.8)

(1)	See “ – Financial Condition, Liquidity and Capital Resources – Covenant Compliance” and “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 16 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010	Increase (Decrease)
	(in millions)
Total assets	$1,651.0	$1,515.2	$135.8
Total liabilities	2,662.7	2,380.1	282.6
Total deficit	(1,011.7)	(864.9)	(146.8)

Total assets increased by $135.8 million principally due to (i) an increase in goodwill of $224.8 million, primarily due to the Webloyalty and Prospectiv acquisitions and (ii) an increase in property and equipment, net of $21.3 million, principally due to property and equipment additions of $60.5 million and property and equipment acquired through the Webloyalty and Prospectiv acquisitions of $5.7 million, partially offset by depreciation and amortization expense of $44.8 million. These increases were partially offset by (i) a decrease in other intangibles, net of $59.4 million, principally due to amortization expense of $186.8 million, partially offset by the acquisition of member relationships and other intangibles of $128.4 million in connection with the Webloyalty and Prospectiv acquisitions and (ii) a decrease in cash of $34.8 million (see “ – Liquidity and Capital Resources – Cash Flows”).

Total liabilities increased by $282.6 million primarily due to (i) an increase in long-term debt of $240.1 million, principally as a result of the $250.0 million incremental term loan borrowing under our senior secured credit facility, partially offset by the repayments of the term loan and other borrowings and (ii) an increase in accounts payable and accrued expenses of $30.8 million principally due to higher accruals for legal and professional fees and loss contingencies of $20.7 million and higher accrual for taxes other than income taxes of $8.6 million.

Total deficit increased by $146.8 million, principally due to a net loss attributable to the Company of $109.7 million and return of capital payments made to Affinion Holdings of $323.2 million, partially offset by a capital contribution from Affinion Holdings of $290.7 million.

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

Affinion Group, Inc. is a holding company, with no direct operations and no significant assets other than the direct and indirect ownership of its subsidiaries. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries are contingent upon our subsidiaries’ earnings, but are not limited by our debt agreements, including our senior secured credit facility and the indentures governing our 7.875% senior notes and our senior subordinated notes.

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

Cash Flows – Years Ended December 31, 2011 and 2010

At December 31, 2011, we had $86.3 million of cash and cash equivalents on hand, a decrease of $34.8 million from $121.1 million at December 31, 2010. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Year Ended December 31,
	2011	2010	Change
	(in millions)
Cash provided by (used in):
Operating activities	$107.0	$121.8	$(14.8)
Investing activities	(61.0)	(131.3)	70.3
Financing activities	(80.0)	63.4	(143.4)
Effect of exchange rate changes	(0.8)	(2.6)	1.8

Net change in cash and cash equivalents	$(34.8)	$51.3	$(86.1)

Operating Activities

During the year ended December 31, 2011, we generated $14.8 million less cash from operating activities than during the year ended December 31, 2010. Segment EBITDA increased by $30.6 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 (see “ – Results of Operations”). Accounts payable and accrued expenses, which generated cash flows that were $83.7 million less favorable, and accounts receivable, which generated cash flows that were $14.4 million less favorable, were negatively impacted by the timing of receipts and payments, as well as the acquisitions of Connexions and Webloyalty on July 1, 2010 and January 14, 2011, respectively. In addition, cash flows related to other long-term liabilities decreased by $14.8 million. These decreases were partially offset by favorable changes in deferred revenue and other current assets of $27.5 million and $19.7 million, respectively.

Investing Activities

We used $70.3 million less cash in investing activities during the year ended December 31, 2011 as compared to the year ended December 31, 2010. During the year ended December 31, 2011, we acquired $26.1 million of cash as a result of our non-cash acquisition of Webloyalty and used $56.9 million and $33.4 million for capital expenditures and acquisition-related payments, respectively. During the year ended December 31, 2010, we used $171.8 million for acquisition-related payments, primarily for the July 1, 2010 acquisition of Connexions and the acquisition of a credit card registration membership business, consisting of membership contracts, in the first quarter of 2010 and $39.9 million for capital expenditures. Partially offsetting these uses of cash for the year ended December 31, 2010 was the receipt of $78.9 million as a result of the redemption of held-to-maturity debt securities of Holdings.

Financing Activities

We used $143.4 million more cash in financing activities during the year ended December 31, 2011 as compared to the same period in 2010. During the year ended December 31, 2011, we borrowed an additional $250.0 million under the term loan facility under our senior secured credit facility, made principal payments on our debt of $11.8 million and incurred financing costs of $5.8 million. In addition, during the year ended December 31, 2011, we paid dividends of $323.2 million to our parent company. During the year ended December 31, 2010, we amended and restated our senior secured credit facility, resulting in new borrowings of $875.0 million and repayments of $648.6 million under the old term loan and an additional $6.7 million under the new term loan. We also issued $475.0 million aggregate principal amount of new 7.875% senior notes and received proceeds of $471.5 million and utilized the proceeds to redeem the then-outstanding $454.0 million aggregate principal amount of 10 1/8% senior notes for $467.6 million. During the year ended December 31, 2010, we also incurred $35.5 million of deferred financing costs in connection with the amended and restated senior secured credit facility and new 7.875% senior notes and paid a dividend of $119.8 million to our parent company.

Cash Flows – Years Ended December 31, 2010 and 2009

At December 31, 2010, we had $121.1 million of cash and cash equivalents on hand, an increase of $51.3 million from $69.8 million at December 31, 2009. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Year Ended December 31,		Change
	2010	2009
	(in millions)
Cash provided by (used in):
Operating activities	$121.8	$102.8	$19.0
Investing activities	(131.3)	(111.5)	(19.8)
Financing activities	63.4	41.4	22.0
Effect of exchange rate changes	(2.6)	0.8	(3.4)

Net change in cash and cash equivalents	$51.3	$33.5	$17.8

Operating Activities

During the year ended December 31, 2010, we generated $19.0 million more cash from operating activities than during the year ended December 31, 2009. Segment EBITDA decreased by $45.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 (see “—Results of Operations”). However, accounts payable and accrued expenses, which generated cash flows that were $50.9 million more favorable in 2010 than in 2009 and accounts receivable, which generated cash flows that were $42.5 million more favorable than in 2009, were positively impacted by the timing of receipts and payments, as well as the Connexions acquisition on July 1, 2010. Partially offsetting this favorability in 2010 cash flows as compared to 2009 was a $30.1 million decrease in cash flows related to the profit-sharing receivables from insurance carriers as a result of the timing of periodic settlements with the insurance carriers.

Investing Activities

We used $19.8 million more cash in investing activities during the year ended December 31, 2010 as compared to the year ended December 31, 2009. During the year ended December 31, 2010, we used $171.8 million for acquisition-related payments, primarily for the July 1, 2010 Connexions acquisition and the acquisition of a credit card registration membership business, consisting of membership contracts, in the first quarter of 2010 and $39.9 million for capital expenditures. Partially offsetting these uses of cash for the year ended December 31, 2010 was the receipt of $78.9 million as a result of the redemption of held-to-maturity debt securities of Affinion Holdings. During the year ended December 31, 2009, we used $49.2 million for the purchase of held-to-maturity debt securities of Affinion Holdings, $22.5 million for acquisition-related payments and $39.9 million for capital expenditures.

Financing Activities

We generated $22.0 million more cash from financing activities during the year ended December 31, 2010 as compared to the year ended December 31, 2009. During the year ended December 31, 2010, we amended and restated our senior secured credit facility, resulting in new borrowings of $875.0 million and repayments of $648.6 million under the old term loan and an additional $6.7 million under the new term loan. We also issued $475.0 million aggregate principal amount of 7.875% senior notes and received proceeds of $471.5 million and utilized the proceeds to redeem the then-outstanding $454.0 million aggregate principal amount of 10 1/8% senior notes for $467.6 million. During the year ended December 31, 2010, we also incurred $35.5 million of deferred financing costs in connection with our senior secured credit facility (as defined below) and the old notes and paid a dividend of $119.8 million to our parent company. During the year ended December 31, 2009, we realized proceeds of $136.5 million from the issuance of 10 1/8% senior notes and incurred financing costs of $4.3 million. In addition, we made repayments under our term loan and revolving credit facility of $6.4 million and $57.0 million, respectively, and paid dividends of $26.2 million to Affinion Holdings.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company, and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. As of December 31, 2011, we had approximately $1.9 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

As part of the Apollo Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 (the “initial 2005 senior notes”) ($266.4 million net of discount), (b) entered into our senior secured credit facility, consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $231.0 million in principal prepayments that we made prior to amendment and restatement of the senior secured credit facility in April, 2010) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million.

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

Our senior subordinated bridge loan facility was refinanced with the proceeds from the offering of senior subordinated notes and additional senior notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “senior subordinated notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our senior subordinated notes is payable semi-annually. We may redeem some or all of the senior subordinated notes at the redemption prices (generally at a premium) set forth in the indenture governing the senior subordinated notes. The senior subordinated notes are unsecured obligations. The senior subordinated notes are guaranteed by the same subsidiaries that guarantee our senior secured credit facility and our 7.875% senior notes. The senior subordinated notes contain restrictive covenants related primarily to our ability to distribute dividends to our parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies.

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the senior subordinated notes unless, prior to that date, (a) the maturity for our senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under our senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to the term loan facility and the revolving credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 2.50%. The effective interest rate on the term loan for the period from April 9, 2010 to December 31, 2010 and the year ended December 31, 2011 was 5% per annum. Our obligations under our senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Our senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and

enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined in our senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. The April 2010 proceeds of the term loan under our senior secured credit facility were utilized to repay the outstanding balance of the then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of $7.4 million during the year ended December 31, 2010. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

At December 31, 2011, the Company had $1,107.2 million outstanding under the term loan facility, $475.0 million ($471.9 million net of discount) outstanding under the 7.875% senior notes and $355.5 million ($353.5 million net of discount) outstanding under the senior subordinated notes. At December 31, 2011, there were no outstanding borrowings under the revolving credit facility and the Company had $158.1 million available under the revolving credit facility after giving effect to the issuance of $6.9 million of letters of credit.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our 7.875% senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our senior secured credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.75 to 1.0 at December 31, 2011. The consolidated leverage ratio as defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 6.25 to 1.0 at December 31, 2011. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the 7.875% senior notes and the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of December 31, 2011, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

We have the ability to incur additional debt, subject to limitations imposed by our senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes. Under the indentures governing our 7.875% senior notes and our senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges) is at least 2.0 to 1.0.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended December 31, 2011 to Adjusted EBITDA.

Twelve Months Ended December 31, 2011
(in millions)
Net cash provided by operating activities	$107.0
Interest expense, net	147.3
Income tax expense	5.2
Amortization of favorable and unfavorable contracts	1.2
Amortization of debt discount and financing costs	(8.3)
Unrealized loss on interest rate swaps	(2.5)
Deferred income taxes	(2.3)
Payment received for assumption of loyalty points program liability	(4.7)
Changes in assets and liabilities	56.7
Effect of the Apollo Transactions, reorganizations, certain legal costs and net cost savings (a)	31.3
Other, net (b)	35.5

Adjusted EBITDA, excluding Webloyalty and Prospectiv (c)	366.4
Effect of the Webloyalty and Prospectiv acquisitions (d)	1.7

Adjusted EBITDA, including Webloyalty and Prospectiv (e)	$368.1

(a)	Eliminates the effect of the Apollo Transactions and purchase accounting related to the Webloyalty acquisition, legal costs for certain legal matters and costs associated with severance incurred.

(b)	Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs related to acquisitions and (v) consulting fees paid to Apollo.

(c)	Adjusted EBITDA, excluding Webloyalty and Prospectiv, does not give pro forma effect to our acquisition of (i) Webloyalty that was completed in the first quarter of 2011 and (ii) Prospectiv that was completed in the third quarter of 2011. However, we do make such accretive pro forma adjustment for Webloyalty and Prospectiv as if such acquisitions had occurred on January 1, 2011 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.

(d)	Gives effect to the completion of the Webloyalty and Prospectiv acquisitions as if they had occurred on January 1, 2011.

(e)	Adjusted EBITDA, including Webloyalty and Prospectiv, gives pro forma effect to our acquisition of (i) Webloyalty that was completed in the first quarter of 2011 and (ii) Prospectiv that was completed in the third quarter of 2011 as if such acquisitions had occurred on January 1, 2011.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended December 31, 2011 to Adjusted EBITDA as required by our credit facility and the indentures governing our senior notes and senior subordinated notes.

Twelve Months Ended December 31, 2011
(in millions)
Net loss attributable to Affinion Group, Inc.	$(109.7)
Interest expense, net	147.3
Income tax expense	5.2
Non-controlling interest	0.9
Other income, net	(0.2)
Depreciation and amortization	238.7
Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains (a)	8.7
Certain legal costs (b)	14.3
Net cost savings (c)	8.3
Other, net (d)	52.9

Adjusted EBITDA, excluding Webloyalty and Prospectiv (e)	366.4
Effect of the Webloyalty and Prospectiv acquisitions (f)	1.7

Adjusted EBITDA, including Webloyalty and Prospectiv (g)	$368.1

Interest coverage ratio (h)	2.46
Consolidated leverage ratio (i)	5.17
Fixed charge coverage ratio (j)	2.43

(a)	Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains—represents the elimination of the effect of the Apollo Transactions and purchase accounting related to the Webloyalty acquisition.

(b)	Certain legal costs – represents the elimination of legal costs for certain legal matters.

(c)	Net cost savings – represents the elimination of costs associated with severance incurred.

(d)	Other, net – represents the elimination of: (i) net changes in certain reserves, (ii) share-based compensation expense, including payments to option holders, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs related to acquisitions, (vi) consulting fees paid to Apollo and (vii) facility exit costs.

(e)	Adjusted EBITDA, excluding Webloyalty and Prospectiv, does not give pro forma effect to our acquisition of (i) Webloyalty that was completed in the first quarter of 2011 and (ii) Prospectiv that was completed in the third quarter of 2011. However, we do make such accretive pro forma adjustment for Webloyalty and Prospectiv as if such acquisitions had occurred on January 1, 2011 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.

(f)	Gives effect to the completion of the Webloyalty and Prospectiv acquisitions as if they had occurred on January 1, 2011.

(g)	Adjusted EBITDA, including Webloyalty and Prospectiv, gives pro forma effect to our acquisition of (i) Webloyalty that was completed in the first quarter of 2011 and (ii) Prospectiv that was completed in the third quarter of 2011 as if such acquisitions had occurred on January 1, 2011.

(h)	The interest coverage ratio is defined in our amended and restated senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.75 to 1.0 at December 31, 2011.

(i)	The consolidated leverage ratio is defined in our amended and restated senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 6.25 to 1.0 at December 31, 2011.

(j)	The fixed charge coverage ratio is defined in the indentures governing our 7.875% senior notes and senior subordinated notes (consolidated cash flows, as defined, which is equivalent to Adjusted EBITDA (as defined in our amended and restated senior secured credit facility) to fixed charges, as defined). The calculation of fixed charges excludes the amortization of deferred financing costs associated with the amendment and restatement of our credit facility on April 9, 2010.

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at December 31, 2011, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under our revolving credit facility.

	2012	2013	2014	2015	2016	2017 and thereafter	Total
	(dollars in millions)
Term loan due 2016	$11.3	$11.3	$11.2	$11.2	$1,062.2	$—	$1,107.2
7.875% senior notes due 2018 (1)	—	—	—	—	—	475.0	475.0
11 1/2% senior subordinated notes due 2015 (1)	—	—	—	355.5	—	—	355.5
Interest payments (2)	133.6	132.8	132.2	123.5	80.0	74.6	676.7
Other purchase commitments (3)	11.4	8.0	6.8	6.7	6.5	0.5	39.9
Operating lease commitments	19.6	19.8	16.8	14.7	12.2	68.5	151.6
Capital lease obligations	0.6	0.5	0.4	0.2	0.1	—	1.8
Consulting agreements (4)	2.6	2.6	2.6	2.6	2.6	2.6	15.6
Employment agreements (5)	3.9	0.1	—	—	—	—	4.0

Total firm commitments and outstanding debt	$183.0	$175.1	$170.0	$514.4	$1,163.6	$621.2	$2,827.3

(1)	Long-term debt reflected at face amount.

(2)	Interest on variable rate debt is based on December 31, 2011 interest rates adjusted for the Company’s interest rate swaps.

(3)	Represents commitments under purchase agreements for marketing and membership program support services.

(4)	Represents annual management fee payable under the consulting agreement with Apollo. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Ancillary Agreements to the Purchase Agreement – Consulting Agreement.”

(5)	Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon termination of employment.

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, deferred purchase price related to acquisitions, surety bonds and letters of credit, due to the fact that at this time we cannot determine either the amount or timing of payments related to these contingent obligations. See Note 11 to our audited consolidated financial statements included elsewhere herein for a discussion of these contingent obligations. The above table also does not include obligations in connection with our liabilities for uncertain tax positions as we have significant federal and state net operating loss carryforwards that we believe will be available to offset any liabilities for uncertain tax positions incurred. In addition, we refer you to our audited consolidated financial statements as of and for the years ended December 31, 2011, 2010 and 2009.

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

As described above, we expect that Affinion Holdings will rely on distributions from us in order to pay cash amounts due in respect of the Affinion Holdings senior notes. However, our ability to make distributions to Affinion Holdings is restricted by covenants contained in our amended and restated senior secured credit facility and the indentures governing our senior notes and our senior subordinated notes and by Delaware law. To the extent we make distributions to Affinion Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our amended and restated senior secured credit facility, our senior notes and our senior subordinated notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our senior secured credit facility, our senior notes and our senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. In addition, to the extent we are not able to make distributions to Affinion Holdings because of the restrictions in our debt agreements or otherwise, then Affinion Holdings may not have sufficient cash on hand to service its obligations under the Affinion Holdings senior notes. Any failure by Affinion Holdings to pay principal of, or interest on, the Affinion

Holdings senior notes would constitute an event of default under our amended and restated senior secured credit facility, giving the lenders thereunder the right to accelerate the repayment of all borrowings thereunder, which acceleration would also give rise to an event of default under our senior notes and senior subordinated notes. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

Debt Repurchases

During the first quarter of 2009, we purchased $2.6 million of Affinion Holdings’ indebtedness under the unsecured senior term loan facility of Affinion Holdings (the “Affinion Holdings Loan Agreement”) for $1.2 million and made a payment-in-kind dividend to Affinion Holdings. During the second quarter of 2009, utilizing cash on hand and available funds under the Affinion amended and restated senior secured credit facility, we purchased $64.0 million face amount of Affinion Holdings’ outstanding indebtedness under the Affinion Holdings Loan Agreement from an affiliate of Apollo for $44.8 million. During the fourth quarter of 2009, utilizing cash on hand, we purchased an additional $5.0 million face amount of Affinion Holdings’ outstanding indebtedness under the Affinion Holdings Loan Agreement for $4.4 million. The purchases during the second and fourth quarters of 2009 were effected through a newly-formed non-guarantor subsidiary, Affinion Investments, LLC. In October 2010, utilizing a cash dividend in the amount of $115.3 million paid by us and a portion of the proceeds from the Affinion Holdings senior notes described above, Affinion Holdings repaid the Affinion Holdings Loan Agreement, including the portion we held through Affinion Investments, LLC. We or our affiliates may, from time to time, purchase any of our or Affinion Holdings’ indebtedness. Any such future purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we or any such affiliates may determine.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have not been disclosed in “—Contractual Obligations and Commitments.”

Critical Accounting Policies

In presenting our audited consolidated financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, valuation of interest rate swaps and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our audited consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for profit sharing receivables from insurance carriers, accruals and income tax valuation allowances, litigation accruals, the estimated fair value of stock based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments. For a summary of all of our significant accounting policies see Note 2 to our audited consolidated financial statements.

Purchase Accounting

On October 17, 2005, Cendant completed the sale of the Predecessor to Affinion, an affiliate of Apollo. The sale was accounted for in accordance with the purchase method of accounting, which requires judgment regarding the allocation of the purchase price based on the fair values of the assets acquired (including intangible assets) and the liabilities assumed. The purchase accounting adjustments reflected in the Company’s records primarily consist of: (1) revaluation of certain property and equipment, including internally developed software; (2) valuing intangible assets consisting of affinity and member relationships, patents, trademarks and tradenames and proprietary databases and systems; (3) recognizing deferred revenues and prepaid commissions; and (4) recognizing the liability to service certain of our members during the period in which no revenue will be received. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill, which will be reviewed for impairment at least annually. We recorded goodwill of approximately $315.3 million related to the Apollo Transactions described above.

In addition, we have made several other acquisitions that were accounted for in accordance with the purchase method of accounting. Substantially all of the cost of these acquisitions has been allocated to intangible assets.

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

The estimate of the periodic amount of claims incurred but not reported to the insurance company is based on models we have developed and maintain in consultation with the insurance carriers. The models are updated periodically for the most recent loss rates that we receive from the insurance companies and current market conditions. Any change to the estimates, based on actual experience, is reported in earnings in the period the change becomes known. The impact on 2011 net revenue subject to profit sharing arrangements of a 1% change in the claims incurred but not reported estimate as of December 31, 2011 would be approximately $0.3 million.

Goodwill and Intangible Assets

Under current accounting guidance, there is a requirement to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of the reporting units to their fair values. Fair values of the reporting units are determined utilizing discounted cash flows and incorporate assumptions that we believe marketplace participants would utilize. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from 2.0% to 3.0% and discount rates ranging from 10.0% to 14.0%, other than for Prospectiv, for which a 27% discount rate was utilized. In 2011, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount, other than Prospectiv, for which fair value exceeded its carrying amount by more than 10%. Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by current accounting guidance.

We perform reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. There were no impairments identified during the years ended December 31, 2011, 2010 and 2009. Our intangible assets as of December 31, 2011 consist primarily of intangible assets with finite useful lives acquired by us in the Apollo Transactions and subsequent acquisitions and are recorded at their respective fair values in accordance with current accounting guidance.

Income Taxes

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2011 and 2010, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2011 and 2010.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2011 (dollars are in millions unless otherwise indicated).

	2012	2013	2014	2015	2016	2017 and Thereafter	Total	Fair Value At December 31, 2011
Fixed rate debt	$0.6	$0.5	$0.4	$355.7	$0.1	$475.0	$832.3	$715.7
Average interest rate	9.43%	9.43%	9.43%	9.43%	7.88%	7.88%
Variable rate debt	$11.3	$11.3	$11.2	$11.2	$1,062.2	$—	$1,107.2	$984.0
Average interest rate (a)	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed - Interest rate swap (b)								$(10.4)
Average pay rate	2.99%
Average receive rate	0.63%

(a)	Average interest rate is based on rates in effect at December 31, 2011.

(b)	The fair value of the interest rate swaps is included in accounts payable and accrued expenses at December 31, 2011. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

As disclosed in Note 2 to our audited consolidated financial statements, as a matter of policy, we do not use derivatives for trading or speculative purposes.

Foreign Currency Forward Contracts

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In April 2011, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 4.3 million and receive $7.2 million thirty days after the contract date. In May 2011, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. During the years ended December 31, 2011 and 2010, the Company recognized a realized gain on the forward contracts of $0.3 million and $0.1 million, respectively, and had a de minimis unrealized gain as of December 31, 2011. We generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

At December 31, 2011 and 2010, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contract. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. Such risk was managed by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2011 and 2010, approximately $62.8 million and $73.7 million, respectively, of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Item 8.	Financial Statements and Supplementary Data

AFFINION GROUP, INC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures. The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures (“Disclosure Controls”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte and Touche LLP, and independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group, Inc.:

We have audited the internal control over financial reporting of Affinion Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 1, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, CT February 29, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and/or members of our Board of Directors. The ages of each officer and/or director set forth below is as of December 31, 2011. Each of Messrs. Becker, Parker, Press, Nord, Srednicki, Ellenthal and Kelly was nominated by Apollo to serve as a director pursuant to the Affinion Holdings Stockholder Agreement, each of Messrs. Fernandes, Miller and Levy was nominated by General Atlantic to serve as a director pursuant to the Affinion Holdings Stockholder Agreement and Mr. Lipman, in his capacity as Chief Executive Officer, was nominated to serve as a director pursuant to the Affinion Holdings Stockholder Agreement.

Name	Age	Position
Nathaniel J. Lipman	47	Chief Executive Officer and Chairman of the Board of Directors
Todd H. Siegel	41	Executive Vice President and Chief Financial Officer
Steven E. Upshaw	41	Chief Executive Officer North America and Chief Operating Officer Affinion
Richard J. Fernandes	53	President and Director of Affinion and Chief Executive Officer of Affinion International Limited
Sloane Levy	47	Executive Vice President and General Counsel
Brian J. Dick	55	Executive Vice President and Chief Accounting Officer
Marc E. Becker	39	Director
Stan Parker	35	Director
Eric L. Press	46	Director
Matthew H. Nord	32	Director
Richard J. Srednicki	64	Director
Jonathan E. Ellenthal	46	Director
Anton J. Levy	38	Director
Alfred F. Kelly	53	Director
Scott D. Miller	59	Director

Nathaniel J. Lipman has served as our Chief Executive Officer and a director of Affinion since October 17, 2005. He was formerly the President of Affinion from October 17, 2005 to January 2010, the President and Chief Executive Officer of Trilegiant starting in August 2002 and President and Chief Executive Officer of Cendant Marketing Group starting in January 2004. From September 2001 until August 2002, he was Senior Executive Vice President of Business Development and Marketing of Trilegiant. He served as Executive Vice President of Business Development for Cendant Membership Services from March 2000 to August 2001. He joined the Alliance Marketing Division of Cendant in June 1999 as Senior Vice President, Business Development and Strategic Planning. Mr. Lipman was previously Senior Executive Vice President, Corporate Development and Strategic Planning, for Planet Hollywood International, Inc., from 1996 until April 1999. Prior to his tenure at Planet Hollywood, Mr. Lipman was Senior Vice President and General Counsel of House of Blues Entertainment, Inc., Senior Corporate Counsel at The Walt Disney Company and a corporate associate at Skadden, Arps, Slate, Meagher and Flom. Mr. Lipman serves on the board of directors of EVERTEC, Inc.

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

Steven E. Upshaw was appointed Chief Executive Officer North America and Chief Operating Officer Affinion Group as of January 10, 2012. Mr. Upshaw was formerly President Global Operations from January 1, 2011 to January 10, 2012, the President of Affinion from January 2010 until January 14, 2011, the Chief Executive Officer of Affinion International from June 1, 2007 until January 14, 2011, and the President of Affinion International from June 1, 2007 until January 14, 2011. From October 17, 2005 to May 31, 2007, Mr. Upshaw served as an Executive Vice President and Chief Executive Officer, Affinion International. Prior to this role, Mr. Upshaw held the position of Executive Vice President and Managing Director for Cims UK, Ireland. Mr. Upshaw joined us in August 1995 and has served in numerous positions, including Senior Vice President for Protection Products in North America for Trilegiant.

Richard J. Fernandes was appointed President and a director of Affinion and Affinion Holdings and the Chief Executive Officer of Affinion International in connection with the acquisition of Webloyalty on January 14, 2011. Mr. Fernandes is also currently the sole owner of Only Good News, LLC, a website that distributes positive news stories and videos to consumers. From January 1999 until January 2011, Mr. Fernandes was the founder, Chief Executive Officer and Chairman of the Board of Directors of Webloyalty. Prior to 1999, Mr. Fernandes served as an Executive Vice President at CUC International. Mr. Fernandes brings to Affinion’s Board of Directors significant experience related to our business since he served as Chief Executive Officer of Webloyalty, a company offering similar services to those offered by Affinion and he also served as an Executive Vice President of Affinion’s predecessor companies prior to the Acquisition.

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

Brian J. Dick was appointed Executive Vice President and Chief Accounting Officer on January 10, 2012. Prior to that time he served as Senior Vice President and Chief Accounting Officer since December 1, 2005. Prior to joining Affinion, he was most recently an independent contractor from February 2005 through November 2005. He served as the Vice President and Controller for Modem Media, Inc., an internet marketing and advertising company which was acquired by Digitas, Inc. in October 2004, from October 2002 through January 2005, where he oversaw the global accounting, financial reporting, tax and treasury functions. From 1999 to 2001, he was the Vice President of Finance for Crompton Corporation, where he managed the Controllers, Information Systems and e-Business functions. From 1995 to 1999, he held various senior financial positions at Witco Corporation until it was acquired by Crompton Corporation. He also served as the Controller of Formica Corporation from 1989 to 1995. From 1978 to 1989, he held various positions with Price Waterhouse LLP (now PricewaterhouseCoopers).

Marc E. Becker has been a director of Affinion since October 17, 2005. From October 17, 2005 to December 20, 2006, he served as the Chairman of the Board of Directors of Affinion. Mr. Becker is a partner of Apollo, where he has been employed since 1996 and has served as an officer of certain affiliates of Apollo since 1999. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on several boards of directors, including Apollo Residential Mortgage, Inc., EVERTEC, Inc., Quality Distribution, Inc., Realogy Corporation and SourceHOV LLC (which is the successor by merger of SOURCECORP Incorporated where he had served as a director since January 2006). During the past five years, Mr. Becker also served as a director of Countrywide plc (from May 2007 to February 2009), Metals USA Holdings Corp. (from May 2005 to December 2007) and National Financial Partners Corp. (from January 1999 to May 2007). Mr. Becker has significant experience making and managing private equity investments on behalf of Apollo and has over 15 years experience financing, analyzing and investing in public and private companies. Mr. Becker previously co-led the diligence team for the Acquisition, and since then has worked closely with Affinion’s management.

Stan Parker has been a director of Affinion since October 17, 2005. Mr. Parker is a partner of Apollo, where he has been employed since 2000. From 1998 to 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. in its Financial Entrepreneurs Group within the Investment Banking division. Mr. Parker serves on several boards of directors, including CEVA Logistics, CKx Entertainment Holdings, Inc., Momentive Performance Materials Holdings LLC and Charter Communications. During the past five years, Mr. Parker also served as a director of AMC Entertainment Inc. (from December 2004 to November 2011), Momentive Performance Materials Holdings Inc., a subsidiary of Momentive Performance Materials Holdings LLC (from September 2006 to October 2010), Quality Distribution, Inc. (from May 2008 to November 2009) and United Agri Products, Inc. (from April 2004 to June 2007). Mr. Parker has significant experience making and managing private equity investments on behalf of Apollo and has over 13 years experience financing, analyzing and investing in public and private companies. Mr. Parker previously co-led the diligence team for the Acquisition, and since then has worked closely with Affinion’s management.

Eric L. Press has been a director of Affinion since October 17, 2005. Mr. Press is a partner of Apollo, where he has been employed since 1998 and has served as an officer of certain affiliates of Apollo. From 1992 to 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group. Mr. Press serves on several boards of directors, including Apollo Commercial Real Estate Finance, Inc., Athene Asset Management, LLC, Athene Group Ltd., Caesars Entertainment Corporation, Metals USA, Inc., Noranda Aluminum Holding Corporation, Prestige Cruise Holdings, Inc. and Verso Paper Corp. During the past five years, Mr. Press also served as a director of Innkeepers USA Trust (June 2007 to April 2010) and Quality Distribution, Inc. (May 2004 to May 2008). Mr. Press has significant experience in making and managing private equity investments on behalf of Apollo. Between his work at Apollo and his prior experience as an attorney and a management consultant, Mr. Press has approximately 22 years of experience in the process of financing, analyzing, investing in and/or advising public and private companies and their board of directors. Mr. Press has worked closely with Affinion’s management since the Acquisition.

Matthew H. Nord has been a director of Affinion since October 30, 2006. Mr. Nord is a principal of Apollo, where he has been employed since 2003. Prior to that time, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on several boards of directors, including EVERTEC, Inc, Hughes Telematics, Noranda Aluminum Holding Corporation and SourceHOV LLC (which is the successor by merger of SOURCECORP Incorporated where he had served as a director since January 2006). During the past five years, Mr. Nord has also served as a director of Mobile Satellite Ventures, a subsidiary of Skyterra Communications, Inc. (from September 2006 to April 2008). Mr. Nord has significant experience making and managing private equity investments on behalf of Apollo and has over 10 years experience financing, analyzing and investing in public and private companies. Mr. Nord previously co-led the diligence team for the Acquisition, and since then has worked closely with Affinion’s management.

Richard J. Srednicki has been a director of Affinion since September 21, 2007. From January 2000 to August 2007, Mr. Srednicki was an Executive Vice President of JPMorgan Chase and was responsible for its credit card business, Chase Cardmember Services. Mr. Srednicki was also a member of JPMorgan Chase’s Executive Committee and Operating Committee. Previously, Mr. Srednicki held Chief Executive Officer positions with Sears, Roebuck and Co. and AT&T, as well as General Manager positions during his 13 years with Citibank. Mr. Srednicki serves on the board of directors of Alliance Bank of Arizona. Mr. Srednicki brings to Affinion’s Board of Directors his significant experience with companies offering financial services similar to those offered by Affinion, including companies in the credit card industry.

Jonathan E. Ellenthal has been a director of Affinion since January 27, 2010. Mr. Ellenthal is the President and Chief Executive Officer of Walker Digital Management, LLC and has held that position since January 2008. Mr. Ellenthal is also the President and a Partner at TEDMED, LLC and has held that position since February 2011. From January 2005 to December 2007, Mr. Ellenthal was the Chief Executive Officer of Synapse Group, Inc., a direct marketing company with a similar marketing model and financial model to those of Affinion. Mr. Ellenthal held several senior leadership positions at Synapse Group, Inc. before becoming its Chief Executive Officer. Earlier in his career, Mr. Ellenthal served as the Executive Vice President of Cooperative Marketing Concepts, Inc. Mr. Ellenthal brings to Affinion’s Board of Directors his significant experience with companies offering marketing services similar to those offered by Affinion.

Anton J. Levy has been a director of Affinion since January 14, 2011. Mr. Levy currently serves as a Managing Director at General Atlantic Service Company, LLC, where he has worked since 1998. Mr. Levy heads General Atlantic’s Media and Consumer sector. Mr. Levy has worked closely with many of General Atlantic’s portfolio companies and is currently serving on the board of directors of several General Atlantic portfolio companies, including AKQA Gilt Groupe, Mercado Libre and Network Solutions. Mr. Levy also serves on the board of directors of Web.com Group, Inc., a provider of online marketing services for small businesses. He formerly served on the board of Dice Holdings, Inc., a provider of specialized career websites from August 2005 through July 2009 and on the board of Zantaz Corporation. Prior to joining General Atlantic in 1998, Mr. Levy was an investment banker with Morgan Stanley & Co. where he worked with the firm’s technology clients. Mr. Levy brings to Affinion’s Board of Directors his significant experience with Webloyalty, a company offering similar services to those offered by Affinion.

Alfred F. Kelly has been a director of Affinion since February 24, 2011. Mr. Kelly currently serves as the Chief Executive Officer and President of the 2014 New York/New Jersey Super Bowl Host Committee, where he has been employed since April 2011. From June 2007 to April 2010, Mr. Kelly was the President of American Express Company, where he had responsibility for American Express’s global consumer businesses, including consumer and small business cards, customer service, global banking, prepaid products, consumer travel and risk and information management. From 2005 to 2007, he was a Group President responsible for several key businesses, including U.S. consumer and small business cards, merchant services, U.S. customer service and risk management. Mr. Kelly held positions of increasing responsibility at American Express from October 1987 to becoming President of the U.S. card business in 1998. From 1985 to 1987, Mr. Kelly served as head of information systems at the White House, where he oversaw the information processing functions for several government agencies that comprise the Executive Office of the President. Prior to that, he held various positions in information systems and strategic and financial planning at PepsiCo. Mr. Kelly serves on several boards of directors, including MetLife. Mr. Kelly brings to Affinion’s Board of Directors his significant experience with companies offering financial services similar to those offered by Affinion, including companies in the credit card industry.

Scott D. Miller has been a director of Affinion since February 24, 2011. Mr. Miller currently serves as the Chief Executive Officer of the SSA & Company, where he has been employed since 2004, a leading operational improvement consulting firm, and G100, a private equity forum for the chief executive officers of leading public companies and private equity firms. Mr. Miller served as Chairman of Hyatt Hotels and Resorts Corporation from 2003 to 2004, as President from 1999 to 2003 and as Executive Vice President from 1997 to 1999. From 1993 to 1997, Mr. Miller served as Chief Executive Officer of United Infrastructure Company, a company owned by Peter Kiewit and Sons and Bechtel Enterprises, dedicated to infrastructure acquisition, development, and operation. From 1981 to 1993, he was a founding partner of The John Buck Company, a Chicago based real estate brokerage, management and development company. Mr. Miller serves on several boards of directors, including Navteq, Schindler Elevator, and AXA Financial, Inc. Additionally, Mr. Miller serves as a Special Advisor to General Atlantic. Mr. Miller brings to Affinion’s Board of Directors his significant experience with public and private companies.

Board Composition

Our Board of Directors currently consists of eleven directors. A majority of the Board of Directors will constitute a quorum for board meetings. The convening of a special meeting will be subject to advance written notice to all directors.

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

The information in this Executive Compensation section reflects the compensation structure and policies of the Company in effect as of December 31, 2011, unless otherwise noted.

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of our board of directors, which we refer to herein as the “Committee,” is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee also serves as the compensation committee of the board of directors of Affinion Holdings. The Committee strives to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our executive officers, including the named executive officers, are similar to those provided to executive officers at comparable companies in similarly situated positions.

Named Executive Officers

For 2011, our named executive officers and their respective titles were as follows:

•	Nathaniel J. Lipman, Chief Executive Officer and Chairman of the Board

•	Todd H. Siegel, Executive Vice President and Chief Financial Officer

•

Steven E. Upshaw, President of Affinion (through January 14, 2011) and President Global Operations (through January 10, 2012). The Board promoted Mr. Upshaw to Chief Executive Officer, North America and Chief Operating Officer on January 10, 2012.

•	Sloane Levy, Executive Vice President and General Counsel

•	Lloyd M. Wirshba, President and Chief Executive Officer, North America

•	Robert G. Rooney, Executive Vice President and Chief Operating Officer through January 14, 2011

Messrs. Lipman and Siegel were named executive officers for 2011 based on their positions with us as chief executive officer and chief financial officer, respectively. Messrs. Upshaw, Wirshba, Rooney and Ms. Levy were named executive officers based on their levels of compensation.

Mr. Wirshba resigned from his position effective January 5, 2012.

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

In 2011, with the continued expansion of the duties and responsibilities and the need to maintain a competitive position, the Committee elected to increase the base salary level of the following named executive officers: Mr. Siegel to $425,000, Mr. Upshaw to $400,000 and elected to set Ms. Levy’s base salary at $400,000.

Effective as of October 17, 2011, the Committee approved an increase in Mr. Lipman’s annual base salary to $750,000. The Committee determined to increase Mr. Lipman’s compensation as part of an annual performance review. For more details, see “ – Recent Compensation Changes.”

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

We believe that Adjusted EBITDA measures are clearly understood by both our employees and stockholders, and that achievement of the stated goals is a key component in the creation of long-term value for our stockholders. Except as may be determined by the Committee, in its sole discretion, no bonuses are payable under the annual incentive plan if the Adjusted EBITDA performance goal established by the Committee for that year is not achieved. For 2011 the Committee established an Adjusted EBITDA performance goal of $370.6 million. Reported actual Adjusted EBITDA was $366.4 million. For 2012, the performance goals have not been finalized. For 2011, notwithstanding that our Adjusted EBITDA goal was not achieved, the Committee decided to fund a discretionary pool in recognition of the year over year growth in a difficult macroeconomic climate. Such pool will be allocated based solely upon individual results and the individual’s impact on the business.

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

The target bonus percentage (which in the aggregate applies to the discretionary and performance-based elements of the annual incentive bonus, each of which is weighted equally) for our named executive officers is established in their employment agreements or as modified by the Compensation Committee of the Board of Directors. For 2011, Mr. Lipman, Mr. Siegel, Mr. Upshaw, Mr. Wirshba and Ms. Levy had the following target bonuses based on their respective annual base salaries: 175%, 125%, 125%, 125% and 75%, respectively. For 2012, Ms. Levy’s target bonus was increased to 100% from 75% due to the expansion of her duties. The Committee believes that a relatively greater proportion of the chief executive officer’s annual compensation should be subject to the achievement of the performance goals. The Committee retains the right to pay bonuses to the named executive officers and other employees that are in addition to, or in lieu of, the bonuses described in their employment agreements, which bonuses may be based on company or individual performance goals not reflected in our annual incentive plan or purely discretionary.

The Committee considered a number of factors to determine if the 2011 bonus goals were achieved, including cash flow and investments in the business through marketing and commission expenditures, product and servicing costs, acquisitions and capital expenditures. After consideration of a number of factors, the Committee decided to fund a discretionary pool at an approximately 67% level for our U.S. based business and an approximately 18% level for Affinion International because neither region attained its goals. Such pool will be allocated based solely upon individual results and the individual’s impact on the business. The discretionary element of the annual bonus is reported in column (d) of the Summary Compensation Table and the performance-based annual bonus is reported in column (g) of the Summary Compensation Table. For 2011, no amounts were reported in column (g) of the Summary Compensation Table due to the Committee’s decision to fund only a discretionary pool that was not based on performance.

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

Other Bonus Compensation

In connection with the Webloyalty acquisition and the commencement of Ms. Levy’s employment with us, pursuant to her employment agreement, Ms. Levy was paid a sign-on bonus equal to $150,000. In addition, pursuant to her employment agreement, she was paid retention bonuses equal to $500,000 in the aggregate as she remained employed by us through the periods during 2011 specified in her contract.

Long-Term Equity Incentive Compensation

2007 Stock Award Plan

On November 7, 2007, the board of directors of Affinion Holdings adopted its 2007 Stock Award Plan (the “2007 Plan”), under which our employees, directors and other service providers are eligible to receive awards of Affinion Holdings common stock. The rationale for the plan was to provide a means through which Affinion Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Affinion Holdings and its affiliates to acquire and maintain an equity interest in Affinion Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Affinion Holdings’ stock price. Upon adoption of the 2007 Stock Award Plan, no additional grants may be made under Affinion Holdings’ 2005 Stock Incentive Plan (the “2005 Plan”). The Committee has not adopted a policy of regularly timed annual grants of equity under the 2007 Plan.

Pursuant to Mr. Wirshba’s employment agreement, on April 28, 2011, Affinion Holdings granted Mr. Wirshba the option to purchase 400,000 shares of Affinion Holdings’ common stock at an exercise price equal to $9.16 per share. Mr. Wirshba vests into the option ratably on each of the first four anniversaries from October 22, 2010, and the option is subject to the terms of the 2007 Plan. Due to Mr. Wirshba’s resignation effective January 5, 2012 and pursuant to the 2007 Plan, all of Mr. Wirshba’s unvested options automatically terminated on January 5, 2012.

In order to foster long-term incentive and retention for Ms. Levy, on April 28, 2011 Affinion Holdings granted Ms Levy the option to purchase 200,000 shares of Affinion Holdings’ common stock at an exercise price equal to $9.16 per share. Ms. Levy vests into the option ratably on each of the first four anniversaries from February 24, 2011, and the option is subject to the terms of the 2007 Plan.

In connection with the recognition of certain dividends to our stockholders and other equity holders in February 2011, certain optionholders received a cash payment in respect of their stock options and certain optionholders had the exercise prices of their stock options reduced. The determination of who received the cash payment and who received the exercise price adjustment were based on the exercise prices of the stock options in effect prior to the dividend. See Footnote 3 to the Summary Compensation Table.

In recognition of his performance, on July 21, 2011, the Committee approved a grant to Mr. Siegel of a stock option to purchase 250,000 shares of Affinion Holdings’ common stock, under Affinion Holdings’ 2007 Plan. Mr. Siegel’s option is scheduled to vest ratably on each of the first four anniversaries of the grant date, July 21, 2011, and is subject to the terms of the 2007 Plan. In addition, the Committee approved a grant to Mr. Siegel of 50,000 RSUs under the 2007 Plan equal in aggregate value (the “Award Value”) to approximately $458,000 (based on the value per share of Affinion Holdings’ common stock of approximately $9.16 on July 21, 2011). The RSUs are scheduled to vest in four equal installments on (i) April 6, 2012, (ii) August 21, 2012, (iii) April 8, 2013, and (iv) August 21, 2013, respectively (provided that in respect of each such vesting date, the applicable award tranche will vest earlier on the 7th day following our applicable annual or quarterly report), subject to Mr. Siegel’s continuing employment through such vesting date. Upon termination of employment for any reason, Mr. Siegel will forfeit his entire unvested portion of RSUs.

For more details, see “ – Recent Compensation Changes.”

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

Perquisites

We provide named executive officers with perquisites that we and the Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The named executive officers are entitled to a car allowance. Mr. Upshaw traditionally was entitled to relocation, tax equalization, tax preparation, expatriate premiums and other benefits afforded Mr. Upshaw in connection with his international service. Mr. Upshaw has repatriated to the United States as of December 15, 2009, and accordingly, relocation, tax equalization, tax preparation, expatriate premiums and other benefits afforded Mr. Upshaw in connection with his international service will not be provided to him prospectively, except with respect to prior years. In order to attract Mr. Wirshba, the Company agreed to reimburse Mr. Wirshba for his temporary housing (including any taxes payable thereon) through December 31, 2012, subject to his continued employment. In order to accommodate Mr. Lipman’s change in residence, on July 21, 2011, the Committee also approved a monthly housing allowance for Mr. Lipman equal to approximately $5,200 (plus a tax gross-up on the housing allowance).

The Committee periodically reviews the levels of perquisites provided to our named executive officers.

Attributed costs of the perquisites described above for the named executive officers for fiscal years 2009, 2010 and 2011 are included in column (i) of the “Summary Compensation Table.”

Severance Payments

Employment agreements are currently in effect with Messrs. Lipman, Siegel, Upshaw and Ms. Levy. These employment agreements provide for severance payments in certain circumstances. The employment agreements are designed to promote stability and continuity of senior management.

In the event the employment of any of Messrs. Lipman, Siegel, Upshaw or Ms. Levy is terminated by us without “cause” (including as a result of our nonrenewal of their respective employment agreement) or they terminate their respective employment with us for “good reason,” the terminating executive will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as periodic payments in the aggregate equal to: (i) in the case of Mr. Lipman 200% of the sum of his annual base salary and target bonus, and (ii) in the case of either of Messrs. Siegel, Upshaw and Ms. Levy 100% of the sum of their respective annual base salary and target bonus. If employment of any of Messrs. Lipman, Siegel, Upshaw or Ms. Levy terminates due to death or disability, he or she will be entitled to a lump sum payment equal to 100% of base salary. Definitions referenced above can be found under the subheading “Employment Agreements” following the Summary Compensation Table. Mr. Wirshba’s and Mr. Rooney’s employment agreements are no longer in effect.

Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments upon Termination or Change of Control.”

Recent Compensation Changes

On January 10, 2012, the Committee approved an increase in Mr. Lipman’s annual base salary to $750,000 effective as of October 17, 2011. The Committee determined to increase Mr. Lipman’s compensation as part of an annual performance review.

On January 10, 2012, the Committee approved an increase in Mr. Siegel’s and Mr. Upshaw’s annual base salary to $460,000, and $425,000, respectively, in recognition of their expanding roles effective as of February 1, 2012 and an increase in Ms. Levy’s target bonus to 100% of her base salary in recognition of her expanding role.

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

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Disclosure and Analysis be included in this Report.

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our 2011 named executive officers for the fiscal years ended December 31, 2011, 2010 and 2009, to the extent that each of the 2011 named executive officers listed below was a named executive officer for such year(s).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)		Total ($)
Nathaniel J. Lipman	2011	$722,115	$900,000	$—	$—	$—	$—	$3,720,150	(4)	$5,342,265
Chief Executive Officer &	2010	$585,000	$1,200,000	$1,080,000	$—	$—	$—	$40,445		$2,905,445
Chairman of the Board	2009	$586,731	$—	$—	$—	$—	$—	$44,992		$631,723
Todd H. Siegel	2011	$411,154	$525,000	$458,000	$1,040,000	$—	$—	$1,014,129	(5)	$3,448,283
Executive Vice President and	2010	$350,000	$525,000	$720,000	$—	$—	$—	$27,997		$1,622,997
Chief Financial Officer	2009	$350,000	$—	$—	$944,000	$—	$—	$31,606		$1,325,606
Steven E. Upshaw	2011	$384,423	$400,000	$—	$—	$—	$—	$842,667	(7)	$1,627,090
Chief Executive Officer North America and	2010	$324,458	$324,458	$540,000	$—	$—	$—	$155,648		$1,344,564
Chief Operating Officer (6)	2009	$319,800	$271,830	$—	$1,416,000	$—	$—	$574,066		$2,581,696

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)		Total ($)
Sloane Levy	2011	$374,808	$890,000	$—	$832,000	$—	$—	$125,330		$2,222,138
Executive Vice President and General Counsel
Lloyd M. Wirshba	2011	$425,000	$—	$—	$1,616,000	$—	$—	$723,631	(9)	$2,764,631
President and Chief Executive Officer, North America (8)	2010	$29,423	$650,000	$947,250	$—	$—	$—	$18,695		$1,645,368
Robert G. Rooney	2011	$93,279	$—	$—	$—	$—	$—	$1,428,796	(11)	$1,522,075
Executive Vice President and	2010	$346,466	$—	$456,000	$—	$—	$—	$27,397		$829,863
Chief Operating Officer (10)	2009	$346,466	$—	$—	$—	$—	$—	$31,606		$378,072

(1)	For 2011, Mr. Lipman’s target bonus was 175% of base salary. For 2011, the target bonus of each of our other named executive officers was 125% of their respective annual base salary except Ms. Levy, whose annual target bonus was 75% of her annual base salary. On February 22, 2012, the Committee approved the grant of annual bonuses to the named executive officers in the following amounts: Mr. Lipman in the amount of $900,000, Mr. Siegel $425,000, Mr. Upshaw $400,000 and Ms. Levy $240,000.

During 2011, Ms Levy also received a retention bonus equal to $500,000 and a sign-on bonus equal to $150,000. These payments were made in connection with the Webloyalty acquisition and the commencement of Ms. Levy’s employment with us.

Mr. Siegel also received a one-time $100,000 bonus in 2011 as a result of his services during the year above and beyond the normal scope of his duties and responsibilities.

(2)	The amounts shown in columns (e) and (f) reflect, for each named executive officer, the aggregate grant date fair value of stock and option awards during fiscal year 2011, 2010 and 2009 in accordance with FASB ASC Topic 718.

(3)	The amounts shown in column (i) reflect, for each named executive officer, the matching contributions we made on behalf of the named executive officers to the Employee Savings Plan (which is more fully described under “-Retirement Benefits” above). For 2011 such amounts were $9,500 for Mr. Lipman, $9,800 for Mr. Siegel, $9,838 for Mr. Upshaw, $8,500 for Mr. Wirshba, and $3,731 for Mr. Rooney. Also included in this column are the value of long term disability insurance premiums imputed to each named executive officer (each less than $500) and also certain annual perquisites disclosed in other footnotes to this Summary Compensation Table.

Further for 2011, the amounts shown in column (i) reflect for each named executive officer, the special payment made as part of the adjustment to outstanding stock options in connection with the dividends paid by Holdings in 2011 in the amounts of: $3,623,708 for Mr. Lipman, $986,523 for Mr. Siegel, $815,263 for Mr. Upshaw, $125,024 for Ms. Levy, $611,250 for Mr. Wirshba and $948,990 for Mr. Rooney.

(4)	Includes an automobile allowance for 2011 equal to $30,230 and temporary housing expenses of $56,246, including tax gross-up of $23,880 in 2011.

(5)	Includes an automobile allowance for 2011 equal to $17,340.

(6)	Mr. Upshaw served as President of Affinion and Chief Executive Officer, Affinion International Limited until January 14, 2011 after which time he served as President Global Operations and in January 2012 was appointed as Chief Executive Officer North America and Chief Operating Officer.

(7)	Includes an automobile allowance for 2011 equal to $17,100.

(8)	Mr. Wirshba resigned on January 5, 2012 and no longer serves as an executive officer.

(9)	Includes an automobile allowance for 2011 equal to $17,340 and temporary housing expenses for 2011 of $86,075, including tax gross-up of $35,075 in 2011.
(10)	Mr. Rooney’s position was eliminated, effective January 30, 2011, as a result of the merger with Webloyalty.

(11)	Includes an automobile allowance for 2011 equal to $5,780 and severance payments equal to $296,936. In connection with the execution of Mr. Rooney’s severance agreement effective January 30, 2011, Mr. Rooney’s 2010 bonus was determined to be paid in the amount of $173,233 (i.e., 50% of his target amount). We have included this amount in the “All Other Compensation” section to reflect this additional severance payment.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2011

The following table presents information regarding the equity awards granted to our named executive officers during fiscal year 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Nathaniel J. Lipman	—	—	—	—	—	—	—	—	—	—	$—
Todd H. Siegel	7/27/2011	—	—	—	—	—	—	50,000	250,000	—	$1,498,000
Steven E. Upshaw	—	—	—	—	—	—	—	—	—	—	$—
Sloane Levy	4/28/2011	—	—	—	—	—	—	—	200,000	—	$832,000
Lloyd M. Wirshba	4/28/2011	—	—	—	—	—	—	—	400,000	—	$1,616,000
Robert G. Rooney	—	—	—	—	—	—	—	—	—	—	$—

(1)	Awards discussed in column (i) are RSU awards granted in 2011 under the RAP. With respect to Mr. Siegel’s RSU award, he may elect to receive cash in lieu of shares of Affinion Holdings common stock upon any of the four semi-annual vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value based on a grant date value of a share of Affinion Holdings common stock of $9.16.

(2)	Reflects grant of options on April 28, 2011 for Ms. Levy and Mr. Wirshba and on July 21, 2011 for Mr. Siegel. For Mr. Siegel, 25% of the options granted will become exercisable over four years on each of the first four anniversaries of the grant date. For Ms. Levy, 25% of the options granted will become exercisable on each of the first four anniversaries from February 24, 2011. For Mr. Wirshba, 25% of the options granted were to become exercisable over four years on each of the first four anniversaries from October 22, 2010. Mr. Wirshba resigned his position effective January 5, 2012.

Employment Agreements

The following paragraphs summarize the material terms of the employment agreements of our named executive officers who are currently employed by us. The severance provisions of these agreements are summarized under the heading “Potential Payments upon Termination or Change of Control.”

Nathaniel J. Lipman. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Lipman pursuant to which he serves as our Chairman of the Board, President and Chief Executive Officer. Effective January 15, 2010, Steven E. Upshaw was promoted to President of Affinion and Mr. Lipman resigned such position; Mr. Lipman remains our Chairman and Chief Executive Officer. The initial term of the employment agreement was from November 9, 2007 through October 17, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Effective October 1, 2007, Mr. Lipman’s annual base salary was increased to $585,000, subject to annual review for potential increases. Effective October 17, 2010, Mr. Lipman’s annual base salary was increased to $700,000. For 2010, Mr. Lipman was eligible for an annual target bonus of 150% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. For 2011, Mr. Lipman’s target annual bonus is 175% of his base salary and his base salary was increased to $750,000 effective October 17, 2011.

Todd H. Siegel. Effective as of November 9, 2007, we entered into an employment agreement with Mr. Siegel pursuant to which he served as an Executive Vice President and our General Counsel. Mr. Siegel was appointed as the Company’s Chief Financial Officer as of November 24, 2008. Effective February 17, 2009, Mr. Siegel resigned as General Counsel of the Company; Mr. Siegel remains an Executive Vice President and our Chief Financial Officer. The initial term of the agreement was November 9, 2007 through June 1, 2010. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Although the agreement reflects an annual base salary of $275,000, Mr. Siegel’s annual base salary was increased to $284,000 on February 26, 2008 pursuant to a compensation committee resolution. Mr. Siegel’s annual base salary was further increased to $350,000 in connection with his promotion to Chief Financial Officer. Mr. Siegel is also eligible for an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. For 2011, Mr. Siegel’s annual base salary was increased to $400,000 and his annual target bonus was increased to 125% of his annual base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. Effective July 1, 2011, Mr. Siegel’s annual base salary for 2011 was further increased to $425,000. For more details, see “—Recent Compensation Changes.”

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

Mr. Upshaw served as President of Affinion (from January 13, 2010 until January 14, 2011), Chief Executive Officer of Affinion International, and President of Affinion International, from June 1, 2007 until January 14, 2011. After January 14, 2011, he served as President Global Operations. For 2011, Mr. Upshaw’s annual base salary was increased to $375,000 and his annual target bonus was increased to 125% of his annual base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. Effective July 1, 2011, Mr. Upshaw’s annual base salary for 2011 was further increased to $400,000. For more details, see “ – Recent Compensation Changes.”

Sloane Levy. On January 14, 2011, we entered into an employment agreement with Ms. Levy pursuant to which she serves as Executive Vice President and General Counsel of the Company. The initial term of the agreement is one year. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflects Ms. Levy’s base salary of $300,000, subject to annual review for potential increases. Ms. Levy is eligible to receive an annual target bonus of 100% of her base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. Effective May 1, 2011, Ms. Levy’s annual base salary was increased to $400,000 and her target bonus was reduced to 75% of base salary. For more details, see “ – Recent Compensation Changes.”

Lloyd M. Wirshba. On December 1, 2010, we entered into an employment agreement with Mr. Wirshba pursuant to which he served as President and Chief Executive Officer, North America. Mr. Wirshba replaced Mr. Thomas Rusin as President and Chief Executive Officer, North America. The initial term of the employment agreement was from December 1, 2010 until December 1, 2013. After the initial term, the agreement automatically renewed for one-year unless either party provided at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflected an annual base salary of $425,000, subject to annual review for potential increases. Mr. Wirshba was eligible to receive an annual target bonus of 125% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. Mr. Wirshba resigned as of January 5, 2012. Other than his continued obligations of confidentiality and non-compete, such employment agreement is longer in effect.

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

Stock Incentive Plans

On October 17, 2005, Affinion Holdings adopted its 2005 Plan. The 2005 Plan allows Affinion Holdings to grant nonqualified stock options, rights to purchase shares of Affinion Holdings common stock and awards of restricted shares of Affinion Holdings common stock to Affinion Holdings and its affiliates’ directors, employees and consultants. The 2005 Plan is administered by the Committee, which has the power to grant awards under the 2005 Plan, select eligible persons to receive awards under the 2005 Plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the provisions of the 2005 Plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the 2005 Plan.

In the event of Affinion Holdings’ change in control, Affinion Holdings may, but is not obligated to, purchase then-outstanding options for a per option amount equal to the amount per share received in respect of the shares sold in the change in control transaction less the option price multiplied by the number of shares subject to the option. Stock awards will have a purchase price as determined by Affinion Holdings’ compensation committee and evidenced by an award agreement. Affinion Holdings may amend or terminate the 2005 Plan at any time, but no such action as it pertains to an existing award may materially impair the rights of an existing holder without the consent of the participant.

Both time and performance-based vesting options have been awarded under the 2005 Plan.

On November 7, 2007, the board of directors of Affinion Holdings adopted its 2007 Plan, under which our employees, directors and other service providers are eligible to receive awards of Affinion Holdings common stock. The rationale for the 2007 Plan was to provide a means through which Affinion Holdings and its affiliates may attract and retain key personnel and to provide a means for directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of Affinion Holdings and its affiliates to acquire and maintain an equity interest in Affinion Holdings, or be paid incentive compensation, which may (but need not) be measured by reference to Affinion Holdings’ stock price. Upon adoption of the 2007 Plan, no additional grants may be made under Affinion Holdings’ 2005 Plan.

Affinion Holdings’ board of directors authorized 10,000,000 shares of Affinion Holdings common stock for grants of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, and/or performance compensation awards under the 2007 Plan. Cash bonus awards may also be granted under the 2007 Plan. The 2007 Plan has a term of ten years and no further awards may be granted under the 2007 Plan after November 7, 2017.

The Committee (or Affinion Holdings’ board of directors acting as the Committee) administers the 2007 Plan and has the power to grant awards under the 2007 Plan, select eligible persons to receive awards under the 2007 Plan, determine the specific terms and conditions of any award (including price and conditions of vesting), construe and interpret the 2007 Plan, and generally make all other determinations and take other actions as may be necessary or advisable for the administration of the 2007 Plan. In the event of a change in control, the Committee may determine, in its sole discretion, that outstanding options and equity awards (other than performance compensation awards) issued under the 2007 Plan become fully vested and may vest performance compensation awards based on the level of attainment of the specified performance goals. The Committee may also cancel outstanding awards and pay the value of such awards to participants in connection with a change in control.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of December 31, 2011, after conversion of the outstanding options under the webloyalty.com ISO Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.1 million shares of Affinion Holdings’ common stock at an exercise price of $0.98. All of the outstanding options were vested as of December 31, 2011 and expire in September 2012. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. After conversion of the outstanding options under the webloyalty.com NQ Plan into options to acquire shares of Affinion Holdings’ common stock, during 2011, less than 0.1 million options to acquire shares of Affinion Holdings common stock at an exercise price of $1.17 were exercised. As of December 31, 2011, there were no outstanding stock options to acquire shares of Affinion Holdings’ common stock granted under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2011, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings common stock at exercise prices ranging from $4.83 to $14.45. Substantially all of the outstanding options were vested as of December 31, 2011 and expire between May 2015 and September 2018.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2011 (with each share amount and exercise price adjusted to reflect Affinion Holdings’ stock split and the adjustment to the exercise price on account of the dividends paid in 2007 and 2011).

(a)	Option Awards									Stock Awards
	(b)			(c)	(d)			(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)			Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)			Option Exercise Price ($) (3)(4)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (6)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Nathaniel J. Lipman (5)	31,500			—	—			$11.52	11/30/2017	—	—	—	—
	606,900	(Tranche A	)	—	—			$1.43	10/17/2015	—	—	—	—
	—			—	303,450	(Tranche B	)	$1.43	10/17/2015	—	—	—	—
	—			—	303,450	(Tranche C	)	$1.43	10/17/2015	—	—	—	—
	—			—	—			—	—	21,378	195,822	—	—
Todd H. Siegel	—			250,000	—			$9.16	07/21/2021	—	—	—	—
	50,000			50,000	—			$13.75	02/06/2019	—	—	—	—
	18,900			—	—			$11.52	11/30/2017	—	—	—	—
	130,662	(Tranche A	)	—	—			$1.43	10/17/2015	—	—	—	—
	—			—	65,331	(Tranche B	)	$1.43	10/17/2015	—	—	—	—
	—			—	65,331	(Tranche C	)	$1.43	10/17/2015	—	—	—	—
	—			—	—			—	—	50,000	458,000	—	—
	—			—	—			—	—	14,253	130,560	—	—
Sloane Levy	—			200,000	—			$9.16	02/24/2021	—	—	—	—
	92,610			—	—			$7.32	12/12/2016	—	—	—	—
Robert G. Rooney	—			—	—			—	—	—	—	—	—
	157,500	(Tranche A	)	—	—			$1.43	10/17/2015	—	—	—	—
	—			—	78,750	(Tranche B	)	$1.43	10/17/2015	—	—	—	—
	—			—	78,750	(Tranche C	)	$1.43	10/17/2015	—	—	—	—
Steven E. Upshaw	75,000			75,000	—			$13.75	02/06/2019	—	—	—	—
	18,900			—	—			$11.52	11/30/2017	—	—	—	—
	50,337	(Tranche A	)	—	—			$1.43	10/17/2015	—	—	—	—
	—			—	25,169	(Tranche B	)	$1.43	10/17/2015	—	—	—	—
	—			—	25,168	(Tranche C	)	$1.43	10/17/2015	—	—	—	—
	15,750	(Tranche A	)	—	—			$1.43	11/16/2015	—	—	—	—
	—			—	7,875	(Tranche B	)	$1.43	11/16/2015	—	—	—	—
	—			—	7,875	(Tranche C	)	$1.43	11/16/2015	—	—	—	—
	26,250	(Tranche A	)	—	—			$1.43	10/16/2016	—	—	—	—
	—			—	13,125	(Tranche B	)	$1.43	10/16/2016	—	—	—	—
	—			—	13,125	(Tranche C	)	$1.43	10/16/2016	—	—	—	—
	—			—	—			—	—	10,689	97,920	—	—
Lloyd M. Wirshba	100,000			300,000	—			$9.16	10/22/2020	50,000	458,000	—	—

(1)	All Tranche A, Tranche B and Tranche C options identified in this table are options to purchase shares of Affinion Holdings’ common stock under Affinion Holdings’ 2005 Plan. Except for the options granted to Mr. Upshaw on November 16, 2005 and October 16, 2006 all options granted to the named executive officers under Affinion Holdings’ 2005 Plan were granted on October 17, 2005. Vested options will expire earlier than the date indicated in column (f) if the executive terminates his relationship with us prior to the expiration date.

(2)	Twenty percent of the Tranche A options vest and become exercisable on each of the first five anniversaries of the grant date. In the event of a sale of Affinion Holdings, any unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon the executive’s termination by us without cause, by the executive for good reason or as a result of the executive’s death or disability.

The Tranche B options vest on the eighth anniversary of the grant date, or, if earlier, the date on which a 20% or greater investor internal rate of return is realized.

The Tranche C options vest on the eighth anniversary of the grant date or, if earlier, the date on which a 30% or greater investor internal rate of return is realized.

Other than the grant of 92,610 options to Sloane Levy, options not designated as either Tranche A, Tranche B or Tranche C, which were granted under the 2007 Plan, are scheduled to vest with respect to 25% of the shares subject to such option on each of the first four anniversary dates of the grant.

The grant to Sloane Levy of 92,610 options to purchase shares of Affinion Holdings was made under the 2005 Webloyalty Holdings Plan. Outstanding option grants under the 2005 Webloyalty Holdings Plan at the date of acquisition of Webloyalty were converted into options to purchase shares of Affinion Holdings’ common stock.

(3)	On January 30, 2007, the Committee reduced the exercise price of all Tranche A, Tranche B and Tranche C options from $10.00 per share to $3.00 per share as an equitable adjustment required by the 2005 Plan in connection with the extraordinary dividend on Affinion Holdings’ common stock paid on January 31, 2007, which was further adjusted for Affinion Holdings’ 2.1-for-1 stock split in September 2007 to $1.43 per share. Options granted after January 30, 2007 were unaffected. The exercise prices reported do not reflect reductions in the options’ exercise prices to reflect calendar year 2011 distributions made to shareholders.

(4)	On February 11, 2011, the Committee reduced the exercise price of certain outstanding options granted under Affinion Holdings’ 2007 Plan and all outstanding options granted under the 1999 Webloyalty Plan and the 2005 Webloyalty Holdings Plan by $1.50 per share in connection with the extraordinary dividend on Affinion Holdings common stock paid on February 11, 2011. The exercise price of options granted under Affinion Holdings’ 2005 Plan was not affected.

(5)	Mr. Lipman’s Tranche A options vest as described in footnote (2) but are subject to the further requirement that upon termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, the options will vest as if he continued to be employed by us until the second anniversary of the date of such termination, but only to the extent Mr. Lipman complies with certain contractual restrictive covenants.

(6)

Other than Mr. Siegel’s grant of 50,000 RSUs which was made in 2011, awards reported in column (g) reflect the RAP awards made during calendar year 2010. With respect to the 2010 grants made to our named executive officers other than Mr. Wirshba, the Committee initially intended to settle the RSUs under the RAP in shares of Affinion Holdings common stock, however, the amended and restated RAP provides for a feature allowing participants to elect to receive cash in lieu of shares of Affinion Holdings common stock upon any of the four semi-annual vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value, with stock for Messrs. Lipman, Siegel, Rooney and Upshaw valued at a 20% premium, based on a grant date value of a share of Affinion Holdings common stock of $12.63. Mr. Wirshba’s is valued at a 10.9% premium and is scheduled to vest with respect to one-third of the RSUs on each of the first three anniversaries of the grant date of the RAP award. Mr. Siegel’s 2011 grant does not contain a premium if the award is settled in stock. The vesting dates for the 2010 grants to Messrs. Lipman, Siegel, Rooney and Upshaw are on or about (i) August 23, 2010, (ii) April 7, 2011, (iii) August 22, 2011 and (iv) April 6, 2012; provided that the RAP award agreement provides that in respect of each such vesting date, the applicable award tranche will vest earlier on the 7th day following our applicable annual or quarterly report. Mr. Wirshba’s is scheduled to vest with respect to one-third of his RSU’s on each of the first three anniversaries of the grant date of the RAP award on each of (i) December 1, 2011, (ii) December 1, 2012 and (iii) December 1, 2013. The 2011 grant to Mr. Siegel vests ratably on or about (i) April 6, 2012, (ii) August 21, 2012, (iii) April 8, 2013, and (iv) August 21, 2013.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the vesting of stock, including restricted stock, restricted stock units and similar instruments, by each of our named executive officers during the fiscal year ended December 31, 2011.

	Stock Awards (1)
Name	Numbers of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Nathaniel J. Lipman	42,756	391,640
Todd H. Siegel	28,504	261,092
Sloane Levy	—	—
Robert G. Rooney	42,756	503,500
Steven E. Upshaw	21,378	195,822
Lloyd M. Wirshba	25,000	229,000

(1)	Awards described under the “Stock Awards” column of this table are restricted stock units awarded under the Retention Award Program. The number reported under the “Number of Shares Acquired on Vesting” column represents the number of shares that would have been delivered in respect of RSUs that vested if the participant did not elect to receive cash under the Retention Award Program. As permitted by the Retention Award Program, all of the named executive officers other than Mr. Rooney and Ms. Levy elected to receive their awards in cash. The cash amounts paid to Mr. Lipman, Mr. Siegel, Mr. Upshaw and Mr. Wirshba were $571,853, $381,235, $285,927 and $355,425, respectively, which amounts included $121,853, $81,235, $60,927 and $71,250, respectively, representing the January 2011 and February 2011 dividends on the restricted stock units vesting in 2011. In accordance with Mr. Rooney’s severance agreement, he received $120,725, representing the cash election dollar value of the second installment of restricted stock units, combined with $25,725 representing the January 2011 and February 2011 dividends on the second installment of restricted stock units. Ms. Levy did not have any restricted stock units that vested in 2011.

NONQUALIFIED DEFERRED COMPENSATION AS OF FISCAL YEAR END 2011

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

As of May 1, 2009, the plan was terminated due to limited participation by employees and the mounting costs associated with its maintenance. As a result of such termination, distribution of all amounts credited to accounts of plan participants as of May 1, 2009 were accelerated and made to such participants within 90 days following May 31, 2010.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment as provided under the named executive officers’ employment agreements in effect for 2011. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of December 31, 2011, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Outstanding unvested equity awards are generally not automatically accelerated upon a change of control.

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

Payments Made Upon Retirement

In the event of the retirement of a named executive officer, in addition to the items identified above he or she will continue to be able to exercise vested options granted under Affinion Holdings’ 2005 Plan and 2007 Plan for ninety (90) days following termination of employment (or such longer period as provided under the applicable plan documents and award agreements).

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

The following table shows the potential payments upon termination of Mr. Lipman’s employment on December 31, 2011 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$2,625,000	$2,625,000	X	X	X
Cash Severance	X	X	X	$1,500,000	$1,500,000	$750,000	$750,000	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Affinion Holdings, all of Mr. Lipman’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Lipman for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Lipman’s options in connection with such a sale is impossible to calculate. Mr. Lipman’s option agreement also provides that upon his termination of employment by us without cause, by Mr. Lipman for good reason or as a result of his death or disability, his options will vest as if he continued to be employed by us until the second anniversary of his termination date, subject to his compliance with certain restrictive covenants. The value of the acceleration of vesting of Mr. Lipman’s options in connection with any such termination is impossible to calculate.

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

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2011 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$531,250	$531,250	X	X	X
Cash Severance	X	X	X	$425,000	$425,000	$425,000	$425,000	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Affinion Holdings, all of Mr. Siegel’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Siegel for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Siegel’s options in connection with such a sale is impossible to calculate.

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

The following table shows the potential payments upon termination of Mr. Upshaw’s employment on December 31, 2011:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$500,000	$500,000	X	X	X
Cash Severance	X	X	X	$400,000	$400,000	$400,000	$400,000	X
Long-Term Incentive Compensation:
Stock Options (1)	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

(1)	Pursuant to the terms of his option agreement dated October 17, 2005, in the event of a sale of Affinion Holdings, all of Mr. Upshaw’s unvested Tranche A options will vest on the 18-month anniversary of the sale or, if earlier (but following the sale), upon his termination by us without cause, by Mr. Upshaw for good reason or as a result of his death or disability. The value of the acceleration of vesting of Mr. Upshaw’s options in connection with such a sale is impossible to calculate.

Sloane Levy

In the event Ms. Levy’s employment is terminated by us without cause (including as a result of the non-renewal of her employment agreement) or she terminates her employment with us for good reason, she will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in six quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of her annual base salary and target bonus. If Ms. Levy’s employment is terminated due to death or disability, she will be entitled to a lump sum payment equal to 100% of her base salary. In the event Ms. Levy violates any of the restrictive covenants she will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Ms. Levy’s employment on December 31, 2011:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	X	X	X	$300,000	$300,000	X	X	X
Cash Severance	X	X	X	$400,000	$400,000	$400,000	$400,000	X
Long-Term Incentive Compensation:
Stock Options	X	X	X	X	X	X	X	X
Benefits & Perquisites:
Savings Plan	X	X	X	X	X	X	X	X
Health and Welfare Benefits	X	X	X	X	X	X	X	X
Life Insurance Proceeds	X	X	X	X	X	X	X	X

Lloyd Wirshba

In the event Mr. Wirshba’s employment was terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for good reason, he would have been entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurred, as well as the payment in eight quarterly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Wirshba’s employment had terminated due to death or disability, he would have beene entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Wirshba violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Wirshba’s employment on December 31, 2011:

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

Separation Pay: In connection with Mr. Wirshba’s resignation, effective January 5, 2012, our Compensation Committee determined that it was in the best interest of the Company to obtain a release from Mr. Wirshba. As consideration for his execution of a separation and release agreement, which provided for his release of claims against Affinion Holdings, the Company, and their affiliates, the Company waived his obligation to repay the signing bonus he received in the amount of $650,000 and agreed to reimburse Mr. Wirshba for the cost of COBRA medical expenses for a period of six months.

Robert G. Rooney

Separation Pay: In connection with Mr. Rooney’s termination, effective as of January 30, 2011, he executed a separation and release agreement, which provided that, in exchange for his release of claims against Affinion Holdings, the Company, and their affiliates, he is entitled to (i) $692,932 of severance pay (consistent with his employment agreement), (ii) a cash payment in respect of his bonus for 2010 of $173,233 (representing 50% of his Target Annual Bonus), (iii) continued health care coverage through April 30, 2011, (iv) continuation of certain of his stock options (under the Affinion Holdings’ 2005 Plan), including continuation for vesting purposes pursuant to the option grant agreement, until the tenth anniversary of the grant date, (v) a cash payment in respect of his RAP award equal to $107,186 (which represents the sum of (A) the cash value payable upon his election in respect of the second installment scheduled to vest under his RAP award on April 7, 2011, and (B) the aggregate dividend payable thereon resulting from distributions made to shareholders in 2011, and (vi) outplacement services. It was determined to provide Mr. Rooney’s continued health care, continuation of stock options and the amendment to his RAP award in his separation and release agreement, as discussed above, in recognition of his years of service and contributions to the Company and its affiliates.

DIRECTOR COMPENSATION

We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill-level required by the members of our board of directors. The members of our board of directors also serve on the board of directors of Affinion Holdings for no additional compensation.

Director Compensation

Our non-employee directors receive annual compensation in the amount of $45,000 payable in equal quarterly installments, plus $2,000 for each regular or special meeting of our board of directors or board committee that they attend in person, plus an additional $1,000 for each regular or special meeting of our board of directors or board committee that they attend by teleconference. In addition, in 2011, Mr. Alfred F. Kelly, Jr. received $15,000 for serving as the chairman of the audit committee of the board of directors and Mr. Matthew H. Nord and Mr. Richard J. Srednicki each received $7,500 for serving on the audit committee of the board of directors. Directors who are our employees receive no compensation for their service as directors.

Our directors are also eligible to participate in the 2007 Plan. We generally award non-employee directors 15,000 options when they join our board of directors. The chairperson of the audit committee receives an additional 7,500 options, and other non-employee directors who are not affiliated with Apollo and serve as members of the audit committee receive an additional 3,750 options.

As previously disclosed in a current report on Form 8-K, on January 14, 2011, Mr. Vecchione and Mr. Currie resigned as directors.

As previously disclosed in a current report on Form 8-K, on February 24, 2011, Mr. Lanning resigned as a director.

The table below summarizes the compensation paid by us and earned or accrued by non-employee directors for the fiscal year ended December 31, 2011.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc E. Becker	$59,000	$—	$—	$—	$—	$59,000
Matthew H. Nord	$74,500	$—	$—	$—	$—	$74,500
Stan Parker	$59,000	$—	$—	$—	$—	$59,000
Eric L. Press	$57,000	$—	$—	$—	$—	$57,000
Kenneth Vecchione (3)	$4,750	$—	$—	$—	$—	$4,750
Richard J. Srednicki	$74,500	$—	$—	$—	$—	$74,500
Peter W. Currie (4)	$4,750	$—	$—	$—	$—	$4,750
Jonathan E. Ellenthal	$56,000	$—	$—	$—	$—	$56,000
Alfred F. Kelly, Jr.	$76,000	$—	$83,475	$—	$—	$159,475
Anton J. Levy	$57,000	$—	$55,650	$—	$—	$112,650
Scott D. Miller	$52,000	$—	$55,650	$—	$—	$107,650
Christopher G. Lanning (5)	$5,750	$—	$—	$—	$—	$5,750

(1)	Mr. Lipman, our Chairman of the Board and Chief Executive Officer, and Mr. Fernandes are not included in this table as they are our employees and thus receive no compensation for their services as a director (except as described above). The compensation received by Mr. Lipman as our employee is shown in the Summary Compensation Table.

(2)	In connection with Messrs. Kelly’s, Levy’s and Miller’s service as directors for 2011, they were awarded 22,500, 15,000 and 15,000 fully vested options, respectively, with an exercise price of $9.16. The dollar amount provided herein reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011 in accordance with FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

As of December 31, 2011 each non-employee director had the following number of options outstanding, all of which were fully vested when granted: Marc E. Becker, 44,500; Stan Parker, 41,500; Eric L. Press, 43,000; Matthew H. Nord, 43,000; Richard J. Srednicki, 34,000; Jonathan E. Ellenthal, 15,000; Alfred F. Kelly, Jr., 22,500; Anton J. Levy, 15,000; and Scott D. Miller, 15,000.

(3)	Mr. Vecchione’s fees reflect his resignation as a director and chairman of the audit committee on January 14, 2011.

(4)	Mr. Currie’s fees reflect his resignation as a director on January 14, 2011.

(5)	Mr. Lanning’s fees reflect his resignation as a director on February 24, 2011.

Compensation Committee Interlocks and Insider Participation

During 2011, the members of our Compensation Committee consisted of Messrs. Becker, Press and Levy. Messrs. Becker and Press are principals and stockholders of Apollo, our controlling stockholder. Neither Mr. Becker or Mr. Press has ever been one of our officers or employees. During 2011, neither Mr. Becker or Mr. Press had any relationship that requires disclosure in this Report as a transaction with a related person. During 2011, none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served on our Compensation Committee, none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee, and none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Affinion Holdings owns 100% of our common stock.

The following table sets forth information regarding the beneficial ownership of Affinion Holdings’ common stock as of February 27, 2012 by (i) each person known to beneficially own more than 5% of the common stock of Affinion Holdings, (ii) each of our named executive officers, (iii) each member of the Board of Directors of Affinion Holdings and (iv) all of our executive officers and members of the Board of Directors of Affinion Holdings as a group.

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

In connection with the Apollo Transactions, the Company issued to Cendant warrants that were exercisable into 4,437,170 shares of common stock of the Company. On February 11, 2011, the warrants were amended such that they would expire on the earlier of April 30, 2011, or the date that is 30 days after the date on which our Board of Directors determined the fair value of our common stock. On April 28, 2011, the warrants were further amended such that they expired on May 10, 2011. On May 10, 2011, all of the warrants terminated without being exercised.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Apollo Management V, L.P. (a)	57,750,000	68.1%
General Atlantic LLC (b)	17,469,933	20.6%
Nathaniel J. Lipman (c)	1,184,778	1.4%
Robert G. Rooney (d)	367,500	*
Todd H. Siegel (e)	405,035	*
Steven E. Upshaw (f)	293,647	*
Lloyd M. Wirshba (g)	100,000	*
Richard J. Fernandes (h)	3,619,422	4.2%
Sloane Levy (i)	142,610	*
Marc E. Becker (j)(k)	44,500	*
Matthew H. Nord (j)(l)	43,000	*
Stan Parker (j)(m)	41,500	*
Eric L. Press (j)(l)	43,000	*
Richard J. Srednicki (n)	34,000	*
Jonathan Ellenthal (o)	15,000	*
Anton J. Levy (o)	15,000	*
Scott D. Miller (p)	61,305	*
Alfred F. Kelly (q)	22,500	*
Directors and executive officers as a group (15 persons) (r)	6,017,374	6.9%

(*)	Less than one percent.

(a)	Represents 57,750,000 shares of common stock owned of record by Affinion Group Holdings, LLC (“Parent LLC”). Apollo Management V, L.P. (“Management V”) serves as the sole manager of Parent LLC. AIF V Management, LLC (“AIF V LLC”) is the general partner of Management V, and Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF V LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management, Apollo Management Holdings, L.P. (“AMH”) is the sole and managing member of Management GP, and Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. The shares of common stock held of record by Parent LLC includes shares held by Parent LLC as a fiduciary for Apollo German Partners V GmbH & Co. KG (“German V”). Apollo Verwaltungs V GmbH (“Apollo German GP”) is the general partner of German V and Apollo Advisors V, L.P. (“Advisors V”) is the managing limited partner of German V. Apollo Capital Management V, Inc. (“ACM V”) is the general partner of Advisors V. Apollo Principal Holdings I, L.P. (“Apollo Principal”) is the sole shareholder of ACM V, and Apollo Principal Holdings I GP, LLC (“Principal GP”) is the general partner of Apollo Principal. Leon Black, Joshua Harris and Marc Rowan are the managers and executive officers of Principal GP and AMH GP and as such effectively have the power to exercise voting and investment control with respect to the shares of our common stock held of record by Parent LLC.

The address of Parent LLC, Advisors V, ACM V, Apollo Principal and Principal GP is c/o Apollo Advisors V, L.P., One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of German V and Apollo German GP is Eschenheimer Anlage 1, 60316 Frankfurt, Germany. The address of Management V, AIF V LLC, Apollo Management, Management GP, AHM and AMH GP, and Messrs. Black, Harris and Rowan, is c/o Apollo Management, L.P., 9 West 57th St., 43rd Floor, New York, New York 10019.

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

Anton J. Levy is a Managing Director of GA LLC and a Managing Member of GAPCO III and GAPCO IV.

The address of Mr. Levy and the General Atlantic group (“General Atlantic”) (other than GAPCO KG and GAPCO Management) is c/o General Atlantic Service Company, LLC, 3 Pickwick Plaza, Greenwich, Connecticut 06830. The address of GAPCO KG and GAP Management is Koenigsallee 62, 40212 Düsseldorf Germany.

(c)	Includes 606,900 shares of common stock issuable upon the exercise of Tranche A options, 31,500 shares of common stock issuable upon the exercise of 2007 Plan options and 21,375 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 606,900 shares of common stock issuable upon the exercise of Tranche B and Tranche C and 2007 Plan options that remain subject to vesting.

(d)	Includes 157,500 shares of common stock issuable upon the exercise of Tranche A options that are currently exercisable or exercisable within 60 days. Does not include 157,500 shares of common stock issuable upon the exercise of Tranche B and Tranche C options that remain subject to vesting.

(e)	Includes 130,662 shares of common stock issuable upon the exercise of Tranche A options, 93,900 shares of common stock issuable upon the exercise of 2007 Plan options and 26,753 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 405,662 shares of common stock issuable upon the exercise of Tranche B and Tranche C and 2007 Plan options and 64,253 restricted stock units that remain subject to vesting.

(f)	Includes 92,337 shares of common stock issuable upon the exercise of Tranche A options, 131,400 shares of common stock issuable upon the exercise of 2007 Plan options and 10,690 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 129,837 shares of common stock issuable upon the exercise of Tranche B and Tranche C and 2007 Plan options that remain subject to vesting.

(g)	Includes 100,000 shares issuable upon the exercise of 2007 Plan options that are currently exercisable or exercisable within 60 days.

(h)	Includes 549,470 shares of common stock issuable upon exercise of warrants and 103,750 shares of common stock issuable upon the exercise of 2007 Plan options that are currently exercisable or exercisable within 60 days. Does not include 311,250 shares of common stock issuable upon the exercise of 2007 Plan options that remain subject to vesting. Additionally, the Fernandes Family Trust, whose trustee is Mr. Fernandes’ spouse, holds 995,093 shares of common stock of which Mr. Fernandes may be deemed to be the beneficial owner. Mr. Fernandes disclaims beneficial ownership of the common stock held by the Fernandes Family Trust and this disclosure shall not be deemed an admission that Mr. Fernandes is the beneficial owner of such securities for the purposes of Section 13(d) or 13(g) of the Securities Act or for any other purpose.

(i)	Includes 92,610 shares of common stock issuable upon the exercise of 2005 Webloyalty Holdings Plan options and 50,000 shares of common stock issuable upon the exercise of 2007 Plan options that are currently exercisable or exercisable within 60 days. Does not include 150,000 shares of common stock issuable upon the exercise of 2007 Plan options that remain subject to vesting.

(j)	Messrs. Becker, Parker, Press and Nord are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Parker, Press and Nord may be deemed to be the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.

(k)	Consists of 44,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(l)	Consists of 43,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(m)	Consists of 41,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(n)	Consists of 34,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(o)	Consists of 15,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(p)	Consists of 61,305 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(q)	Consists of 22,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.

(r)	Includes 853,824 shares of common stock issuable upon the exercise of Tranche A options, 423,750 shares of common stock issuable upon the exercise of 2007 Plan options, 273,500 shares of common stock issuable upon the exercise of Board of Director option grants, 138,915 shares of common stock issuable upon the exercise of options issued under Webloyalty option plans and 549,472 shares of common stock that are subject to warrants that are currently exercisable or exercisable within 60 days. Does not include 1,642,274 shares of common stock issuable upon the exercise of Tranche A, Tranche B and Tranche C and 2007 Plan options and 37,500 restricted stock units that remain subject to vesting.

Securities Authorized for Issuance Under Equity Compensation Plan

In connection with the closing of the Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Plan and the 2005 Plan was approved by the stockholders of Affinion Holdings. The 2005 Plan authorizes the board of directors of Affinion Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries, including us. No additional grants may be made under the 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below.

On November 7, 2007, the board of directors of Affinion Holdings adopted the 2007 Plan, under which our employees, directors and other service providers are eligible to receive awards of Holdings common stock. Affinion Holdings’ board of directors authorized 10,000,000 shares of Affinion Holdings common stock for grants of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, and/or performance compensation awards under the 2007 Plan. Cash bonus awards may also be granted under the 2007 Plan. The 2007 Plan has a term of ten years and no further awards may be granted under the 2007 Plan after November 7, 2017.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of December 31, 2011, after conversion of the outstanding options under the webloyalty.com ISO Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.1 million shares of Affinion Holdings’ common stock at an exercise price of $0.98. All of the outstanding options were vested as of December 31, 2011 and expire in September 2012. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. After conversion of the outstanding options under the webloyalty.com NQ Plan into options to acquire shares of Affinion Holdings’ common stock, during 2011, less than 0.1 million options to acquire shares of Affinion Holdings common stock at an exercise price of $1.17 were exercised. As of December 31, 2011, there were no outstanding stock options to acquire shares of Affinion Holdings’ common stock granted under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2011, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings common stock at exercise prices ranging from $4.83 to $14.45. Substantially all of the outstanding options were vested as of December 31, 2011 and expire between May 2015 and September 2018.

For additional discussion of our equity compensation, including the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan, see Note 12 to our audited consolidated financial statements included elsewhere herein.

The table below summarizes the equity issuances under the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by securityholders
Options and Warrants	3,367,497	$1.57	—
Equity compensation plans not approved by securityholders
Options and Warrants (1)	5,253,710	$11.96	(3)
RSUs	292,026	—	(3)
Total	8,913,233	$(2)	5,700,744

(1)	Includes 1,256,400 additional share based awards, consisting of options and warrants, as a result of Affinion Holdings’ issuance of options and warrants to replace awards granted by Webloyalty. The weighted-average exercise price of these awards was $8.44.
(2)	5,700,744 shares of common stock are available for future issuance under equity compensation plans in connection with future grants of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or perfornance compensation awards.
(3)	Not applicable

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Acquisition

Purchase Agreement

Overview. On July 26, 2005, we, along with our parent company, Affinion Holdings, entered into a purchase agreement with Cendant. Pursuant to the purchase agreement, on October 17, 2005, we purchased from Cendant all of the equity interests of AGLLC, and all of the share capital of AIH. The aggregate purchase price paid to Cendant was approximately $1.8 billion (consisting of cash and newly issued preferred stock of Affinion Holdings and after giving effect to certain fixed adjustments), subject to further adjustments as provided in the purchase agreement. In addition, Cendant received a warrant to purchase up to 7.5% of the outstanding common stock of Affinion Holdings.

Following the Acquisition, Affinion Holdings owned 100% of our common stock. At such time, with respect to the capital stock of Affinion Holdings, (i) approximately 97% of its common stock then outstanding was owned by Parent LLC, (ii) approximately 3% of its common stock was owned by the management stockholders and (iii) 100% of its preferred stock was owned by Cendant.

Indemnification. Cendant has agreed to indemnify us, Affinion Holdings and each of our and Affinion Holdings’ affiliates, and each of our and Affinion Holdings’ respective directors and officers, collectively, the indemnified parties, for breaches of representations, warranties and covenants made by Cendant, as well as for other specified matters, certain of which are described below. Affinion Holdings and we have agreed to indemnify Cendant, its affiliates and each of their respective directors and officers for breaches of representations, warranties and covenants made by each of us, as well as for certain other specified matters. Generally, all parties’ indemnification obligations with respect to breaches of representations and warranties (except with respect to the matters described below) (i) are subject to a $100,000 occurrence threshold, (ii) are not effective until the aggregate amount of losses suffered by the indemnified party exceeds $15.0 million (and then only for the amount of losses exceeding $15.0 million) and (iii) are limited to $275.1 million of recovery. Generally, subject to certain exceptions of greater duration, the parties’ indemnification obligations with respect to representations and warranties expired on April 15, 2007 with indemnification obligations related to covenants surviving until the applicable covenant has been fully performed.

In connection with the purchase agreement, Cendant agreed to specific indemnification obligations with respect to the matters described below.

As publicly announced, as part of a plan to split into four independent companies, Cendant has (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a publicly traded company which owns the vehicle rental business (“Avis/Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company and Affinion Holdings in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Realogy was subsequently acquired by an affiliate of Apollo.

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

Cendant, Affinion Holdings and we have agreed that losses up to $15.0 million incurred with respect to these matters will be borne solely by us and losses in excess of $15.0 million will be shared by the parties in accordance with agreed upon allocations. We have the right at all times to control litigation related to shared losses and Cendant has consultation rights with respect to such litigation.

Covenant Not to Compete. Cendant has agreed, subject to certain exceptions, not to compete with us for a seven-year period after the closing of the Apollo Transactions in the business of providing affinity-based membership programs, affinity-based insurance programs or benefit packages as enhancements to financial institution or customer accounts, in each case, on a fee or commission basis. We have agreed, subject to certain exceptions, not to compete with Cendant for a five-year period in the non-membership based, direct to consumer online travel distribution business in a manner which utilizes any content or booking or packaging engine of Cendant or its subsidiaries made available by Cendant or its subsidiaries to us and that is competitive to Cendant’s online travel businesses.

Non-Solicitation. Cendant has agreed, subject to certain exceptions, not to solicit any employee of ours, AGLLC, AIH or their respective subsidiaries for a period of three years after the closing of the Apollo Transactions.

Ancillary Agreements to the Purchase Agreement

In addition to the purchase agreement described above in connection with the Apollo Transactions, we and Affinion Holdings entered into the following agreements with Apollo, management, Realogy and Wyndham (in their individual capacities or as successors to Cendant) for which payments have been made in the last three years:

Consulting Agreement

On October 17, 2005, Apollo entered into a consulting agreement with us for the provision of certain structuring and advisory services, pursuant to which we paid Apollo a fee of $20.0 million for services rendered in connection with the Apollo Transactions and reimbursed Apollo for certain expenses incurred in rendering those services (the “2005 Consulting Agreement”). The 2005 Consulting Agreement has been amended and restated as described in “—Other Related Party Transactions—Webloyalty Acquisition.”

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

Marketing Agreements. On October 17, 2005, we entered into agreements relating to the marketing of AGLLC’s membership programs with Cendant and/or its subsidiaries, including Budget Rent A Car System, Inc., Travel Link Group, Inc., Cendant Hotel Group, Inc., Trip Network, Inc., Orbitz, LLC and Resort Condominiums International, LLC. The agreements expired on December 31, 2010. These agreements permitted us to solicit customers of these parties for our membership programs through various direct marketing methods, which included mail, telemarketing and online solicitation methods. The payment terms of each marketing agreement differed, but generally involved the payment by us of either a fee for each call transferred under such marketing agreement, a bounty for each user that enrolled as a member of a membership program or a percentage of net membership revenues. The expense for such services was $3.1 million, $2.0 million and $2.3 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Other than non-material arrangements, these agreements provided that if a Cendant-party elected to terminate an agreement or an agreement terminated as a result of the parties’ inability to agree on creative materials prior to December 31, 2010, then the applicable Cendant-party would be required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing arrangement been in effect until December 31, 2010. The termination fee is paid as follows: the applicable Cendant-party is required to pay the equivalent of twenty-four quarterly installment payments, which termination fee is payable for each quarter occurring after the applicable termination date and prior to the end of calendar year 2010. In the event that in any quarter during the term of a marketing agreement, any Cendant-party failed to meet the minimum amount of marketing volume, failed to provide the specified amount of customer data or breached certain material obligations under any marketing agreement, then such Cendant-party would have to make a shortfall payment based on a calculation of the marketing revenues that would have been derived had the applicable Cendant-party met the specified threshold. Each shortfall payment is paid as follows: for each quarter in which a shortfall event occurs, the applicable Cendant Party is required to pay twenty-four quarterly installment payments (subject to certain adjustments). As a result of the failure by certain Cendant-parties to meet the specified minimum volume commitments under certain of the marketing agreements and the early termination of one of the marketing agreements by one of the Cendant-parties, we recognized revenues in the amount of $23.2 million and $5.4 million for the years ended December 31, 2009 and 2010, respectively. There was no such revenue recognized during the year ended December 31, 2011.

Loyalty Agreements. On October 17, 2005, certain of our subsidiaries entered into agreements with Cendant and its subsidiaries relating to Cendant’s loyalty and rewards programs to provide services to certain Cendant parties. The Cendant-party is generally charged one or more of the following fees relating to these services: an initial fee to implement a particular loyalty program; a management/administration fee; a redemption fee related to redeemed rewards and a booking fee related to bookings by loyalty program members. The revenue for such services attributable to agreements with Wyndham related entities was $8.7 million, $4.7 million and $2.1 million for the years ended December 31, 2009, 2010 and 2011, respectively. One such loyalty and rewards agreement expired on June 30, 2010. The other agreement expires on December 31, 2013, subject to automatic one-year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice.

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

On June 30, 2008, the Company entered into an Assignment and Assumption Agreement (“AAA”) with Avis/Budget, Wyndham and Realogy. Prior to this transaction, these Cendant entities provided certain loyalty program-related benefits and services to credit card holders of a major financial institution and received a fee from this financial institution based on spending by the credit card holders. Under the AAA, the Company assumed all of the liabilities and obligations of the Avis/Budget, Wyndham and Realogy relating to the loyalty program, including the fulfillment of the then-outstanding loyalty program points obligations. In connection with the transaction, on the June 30, 2008 closing date, the Company received cash and receivables with a fair value substantially equivalent to the fair value of the fulfillment obligation relating to the loyalty program points outstanding as of the closing date. The receivables due and payable to the Company on June 30, 2009, 2010 and 2011 were $6.75 million, $6.5 million and $4.75 million, respectively.

On August 22, 2008, the Company entered into an agreement to acquire certain assets and assume certain liabilities of RCI Europe. The acquisition closed during the fourth quarter of 2008 for nominal consideration. Under the agreement, the Company acquired all of the assets and assumed all of the liabilities of RCI Europe’s travel services business that served the Company’s customers in Europe. Following this acquisition, the Company now provides travel services directly to its customers. The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with RCI Europe relating to office space and certain other transition services. The revenue earned for such services was $0.2 million for the each of the years ended December 31, 2009, 2010 and 2011 and is included in net revenues in the consolidated statements of operations. The expense incurred for such services was $1.1 million for each of the years ended December 31, 2010 and 2009 and $1.0 million for the year ended December 31, 2011.

Other Related Party Transactions

During the second quarter of 2009, utilizing cash on hand and available funds under our senior secured credit facility (the balance of which was paid down prior to September 30, 2009), we, through Affinion Investments, LLC (“Affinion Investments”), our non-guarantor subsidiary, purchased $64.0 million face amount of Affinion Holdings’ outstanding indebtedness under the Affinion Holdings Loan Agreement from an affiliate of Apollo for $44.8 million. This indebtedness was redeemed by Affinion Holdings in October 2010.

During 2006, Apollo acquired one of our vendors, SOURCECORP Incorporated, that provides document and information services to us. On January 1, 2012, we entered into a new master services agreement with SourceHOV LLC (which is the successor to SOURCECORP by merger) for a term of five years, subject to our right to terminate at any time with 180 days notice. The fees incurred for these services for the years ended December 31, 2009, 2010 and 2011 was $1.2 million, $1.1 million and $1.1 million, respectively.

During the years ended December 31, 2009, 2010 and 2011, the Company purchased $0.7 million, $2.6 million and $5.2 million, respectively, of gift cards from AMC Entertainment, Inc., a company owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statements of operations.

On January 28, 2010, we, through Affinion Investments, entered into a subscription and capital commitment letter with Alclear Holdings, LLC (“Alclear”), pursuant to which we agreed to (i) become a member of Alclear and (ii) fund a capital contribution to Alclear in cash in the amount of $1.0 million. In order to make its capital contribution in Alclear, Affinion Investments received a capital contribution in cash in the amount of $1.0 million from Affinion. As a result of the capital contribution, we acquired an ownership interest of approximately 5%, subsequently reduced to approximately 3.6%, in Alclear. In February 2010, Alclear was selected as the winning bidder in the bankruptcy auction sale of the assets of Verified Identity Pass, Inc., an entity that provides biometric system solutions for airports, airlines, travel agents, and business travelers in the U.S. Alclear acquired the assets of Verified Identity Pass, Inc. in April 2010. We provided support services to Alclear and recognized revenue in the amount of $0.7 million and $1.1 million for the years ended December 31, 2010 and 2011, respectively.

Alclear is controlled and partially funded by Caryn Seidman-Becker, who also serves as its Chief Executive Officer. Ms. Seidman-Becker is the spouse of Marc Becker. Mr. Becker is a director of Affinion and a partner of Apollo. Apollo beneficially owns approximately 68% of the common stock of Affinion Holdings.

Webloyalty Acquisition

On January 14, 2011, the Company and Affinion Holdings entered into, and consummated, an Agreement and Plan of Merger (the “Merger Agreement”) that resulted in Affinion Holdings’ indirect acquisition of all of the capital stock of Webloyalty and the conversion of Webloyalty securities into Affinion Holdings securities (the “Webloyalty Acquisition”). As a result of the Webloyalty Acquisition, (i) Parent LLC, which is an affiliate of Apollo, and Affinion Holdings’ existing management investors collectively own approximately 70.4% of Affinion Holdings’ issued and outstanding common stock; (ii) General Atlantic owns approximately 20.6% of Affinion Holdings’ issued and outstanding common stock; and (iii) other holders of Webloyalty common stock collectively own approximately 9.0% of Affinion Holdings’ issued and outstanding common stock.

Affinion Holdings Stockholder Agreement

On January 14, 2011, Holdings entered into the Stockholder Agreement (the “Affinion Holdings Stockholder Agreement”) with (i) Parent LLC; (ii) General Atlantic; (iii) Richard Fernandes and the Fernandes Family Trust A dated June 25, 1999 (collectively, “Fernandes”); and (iv) Vincent D’Agostino and the D’Agostino Family Trust (collectively, “D’Agostino,” and together with General Atlantic and Fernandes, the “Principal WL Stockholders”).

The Affinion Holdings Stockholder Agreement permits certain of Affinion Holdings’ stockholders—currently Parent LLC and General Atlantic (each, a “Major Stockholder”)—to nominate one director, as well as additional directors for so long as such stockholders own certain percentages of the issued and outstanding shares of Affinion Holdings’ common stock. The Chief Executive Officer of Affinion Holdings also will serve as a director, and the holders of a majority of the issued and outstanding shares of Affinion Holdings’ common stock will nominate the remaining directors. Under the Affinion Holdings Stockholder Agreement,

investment funds affiliated with Apollo and certain investment partnerships sponsored by General Atlantic currently have the right to nominate seven and three, respectively, of our eleven directors. In addition, the Affinion Holdings Stockholder Agreement provides for the nomination of Mr. Nathaniel J. Lipman as a director in his capacity as our Chief Executive Officer.

At any time before a qualified public offering, the Affinion Holdings Stockholder Agreement requires each Major Stockholder, if it wishes to transfer shares of Affinion Holdings’ common stock, to offer its shares of Affinion Holdings’ common stock, first, to Affinion Holdings and, second, to the other Major Stockholders. In addition, if Affinion Holdings or any of its subsidiaries proposes to issue any equity securities or securities convertible into or exchangeable for equity securities (subject to customary exceptions), each Major Stockholder and each Principal WL Stockholder (for so long as each such Principal WL Stockholder, along with its affiliates, holds a number of shares of Affinion Holdings’ common stock equal to 50% or more of the shares of Affinion Holdings’ common stock issued to such Principal WL Stockholder in connection with the Webloyalty Acquisition) will have the right to purchase its pro rata share of the offering.

Before a qualified public offering, if any party or parties to the Affinion Holdings Stockholder Agreement propose to transfer to a third-party more than 5% of the shares of Affinion Holdings’ common stock beneficially owned by such transferring party, all other parties to the Affinion Holdings Stockholder Agreement will have the right to participate pro rata in the transfer. In addition, Parent LLC and, following the fifth anniversary of the date of the Affinion Holdings Stockholder Agreement, General Atlantic (for so long as it is a Major Stockholder) will each have the right to require the other holders of Affinion Holdings’ common stock to (1) sell in a transaction comprising the sale of 80% or more of Affinion Holdings’ common stock beneficially owned by Parent LLC or General Atlantic, as applicable, the same percentage of their respective shares of Affinion Holdings’ common stock as Parent LLC or General Atlantic, as applicable, desires to sell or (2) vote in favor of a sale of all or substantially all of Affinion Holdings’ and its subsidiaries’ assets to unaffiliated third parties.

Without each Major Stockholder’s prior approval, Affinion Holdings will not, and will cause each of its subsidiaries not to, take or omit to take, as applicable, certain actions related to (1) non-pro rata redemptions, (2) changes to Affinion Holdings’ organizational documents, (3) asset acquisitions or dispositions and (4) affiliate transactions. The Affinion Holdings Stockholder Agreement shall terminate with respect to any holder thereunder on the date such holder ceases to own any shares of Affinion Holdings’ common stock.

Affinion Holdings Securityholder Rights Agreement

On January 14, 2011, Affinion Holdings, Parent LLC, General Atlantic and other holders party thereto entered into a Securityholder Rights Agreement (the “Affinion Holdings Securityholder Rights Agreement”), pursuant to which the parties thereto have certain rights with respect to Affinion Holdings’ common stock, including tag-along rights and information rights. Parent LLC and General Atlantic also are provided with drag-along rights. The Affinion Holdings Securityholder Rights Agreement contains restrictions on the transfer of Affinion Holdings’ common stock, other than Affinion Holdings’ common stock held by Parent LLC or General Atlantic (whose Affinion Holdings’ common stock is subject to the Affinion Holdings Stockholder Agreement’s transfer restrictions). The Affinion Holdings Securityholder Rights Agreement will terminate automatically upon: (i) a change of control of Affinion Holdings; (ii) a vote to dissolve Affinion Holdings; or (ii) any event that reduces the number of stockholders to one.

Amended and Restated Affinion Holdings Registration Rights Agreement

On January 14, 2011, Affinion Holdings, Parent LLC and each of the Principal WL Stockholders entered into an Amended and Restated Registration Rights Agreement (the “Affinion Holdings Registration Rights Agreement”), pursuant to which Parent LLC and General Atlantic (on behalf of the holders of the majority of the eligible shares held by the Principal WL Stockholders) have certain demand registration rights with respect to Affinion Holdings’ common stock. In addition, each party to the agreement may exercise “piggyback” rights, and certain holders may request an unlimited number of short-form registrations (including shelf registrations). Under the Affinion Holdings Registration Rights Agreement, Affinion Holdings agreed to assume the fees and expenses associated with registration, and the agreement also contains customary provisions with respect to registration procedures, underwritten offerings and indemnity and contribution rights and obligations.

Amended and Restated Consulting Agreement

On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (the “Amended and Restated Consulting Agreement”) amending and restating the 2005 Consulting Agreement. Under the Amended and Restated Consulting Agreement, Apollo and its affiliates will continue to provide certain advisory services to the Company regarding proposed financial transactions, acquisitions, investments and financial related matters of the Company and its subsidiaries and affiliates until October 17, 2017 or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier.

Pursuant to the Amended and Restated Consulting Agreement, the annual fee paid by the Company will increase to $2,604,845 from $2,000,000, commencing January 1, 2012, with an additional one-time fee of $604,845 being paid promptly after January 14, 2011 in respect of calendar year 2011. Furthermore, if the Company consummates a transaction involving a change of control or an initial public offering before the termination of the Amended and Restated Consulting Agreement, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the Amended and Restated Consulting Agreement.

In addition, we are permitted to engage Apollo to provide certain services if we engage in any merger, acquisition or similar transaction. If we engage another party to provide these services, we may be required to pay Apollo a transaction fee. We also agree to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services provided under the Amended and Restated Consulting Agreement, which indemnification has been clarified to establish the Company as the primary indemnitor if certain indemnified parties have a right to be indemnified by their affiliates.

Transactions with Richard Fernandes

On January 14, 2011, Mr. Richard J. Fernandes was appointed President of the Company and Affinion Holdings and as Chief Executive Officer of Affinion International Limited (“AIL”), a wholly owned subsidiary of the Company, effective as of January 14, 2011. Since September of 1998, Mr. Fernandes served as Chief Executive Officer of Webloyalty. As a result of Mr. Fernandes’ appointments, Mr. Steven E. Upshaw, then President of the Company and Chief Executive Officer of AIL, resigned from those positions immediately prior to the Webloyalty Acquisition. Simultaneously with his resignation, Mr. Upshaw was appointed President, Global Operations and Integration of the Company, effective as of the Webloyalty Acquisition.

Mr. Fernandes entered into an employment agreement, dated as of January 14, 2011 (the “Fernandes Employment Agreement”), with the Company and Affinion Holdings, in connection with his appointment as President of the Company and Affinion Holdings and as Chief Executive Officer of AIL. The Fernandes Employment Agreement contemplates that Mr. Fernandes will serve in these positions for a period commencing on January 14, 2011 and ending on December 31, 2012 (the “Initial Term”), unless terminated earlier pursuant to the Fernandes Employment Agreement. After the Initial Term, the Fernandes Employment Agreement is subject to automatic one-year renewals unless either Mr. Fernandes or Affinion Holdings provides at least 90 days’ prior written notice of its intent not to renew the agreement.

Under the Fernandes Employment Agreement, Mr. Fernandes will receive a base salary of $425,000 and be eligible for an annual target bonus of 125% of his base salary; provided, that, performance objectives determined each year by Affinion Holdings are met. If Affinion Holdings terminates Mr. Fernandes’ employment without cause, or if Mr. Fernandes terminates his employment for good reason, Mr. Fernandes will be entitled to a lump sum payment equal to his annual base salary through the date of termination plus the bonus earned for any fiscal year ended prior to the year in which the date of termination occurs. After the date of termination, Affinion Holdings will pay Mr. Fernandes, in eight quarterly installments, the sum of 200% of his annual base salary and his target bonus.

On January 14, 2011, Mr. Fernandes, Parent LLC and Affinion Holdings entered into the Call Agreement (the “Fernandes Call Agreement”), which governs shares of Affinion Holdings’ common stock and warrants to purchase Affinion Holdings’ common stock issued to Mr. Fernandes in connection with the Webloyalty Acquisition. Also on January 14, 2011, Mr. Fernandes, Parent LLC and Affinion Holdings entered into the Fernandes Investor Rights Agreement (the “FIRA”), which governs shares of Affinion Holdings’ common stock and options to purchase shares of Affinion Holdings’ common stock acquired by Mr. Fernandes in his capacity as an employee, officer, director or consultant of Affinion Holdings.

The Fernandes Call Agreement provides that, if Mr. Fernandes’ employment with Affinion Holdings is terminated prior to an initial public offering of Affinion Holdings’ common stock, then first Affinion Holdings, and then Parent LLC and General Atlantic Partners 79, L.P., shall have the right, but not the obligation (the “Call Option”), to purchase all of the shares of Affinion Holdings’ common stock and/or warrants held by Mr. Fernandes that are subject to the Fernandes Call Agreement and any such shares and/or warrants held by a transferee of Mr. Fernandes. The aggregate purchase price shall be equal to (a) if the Call Option includes the shares and the warrants, the sum of the (1) product of (A) the fair market value per share multiplied by (B) the number of shares being acquired plus (2) the warrant valuation or (b) if the Call Option includes only shares, the product of (1) the fair market value per share multiplied by (2) the number of shares being acquired.

Similarly, the FIRA provides, among other things, that Mr. Fernandes will be prohibited from selling, pledging, distributing or otherwise transferring any shares of Affinion Holdings’ common stock (except to lineal descendents and other specified permitted transferees) without Affinion Holdings’ consent. The FIRA also provides that if Mr. Fernandes’ employment with Affinion Holdings terminates for any reason or if Mr. Fernandes experiences personal insolvency or bankruptcy, Affinion Holdings or one of its subsidiaries (or, if Affinion Holdings forgoes this right, Parent LLC) may repurchase Mr. Fernandes’ shares of Affinion Holdings’ common stock for a period of three months after such event (depending on the circumstances), at a purchase price equal to the amount originally paid for such shares or the fair market value on the closing date of the repurchase, depending on the circumstances, subject to Affinion Holdings’ obligation to pay additional compensation to Mr. Fernandes under certain circumstances.

In connection with the Webloyalty Acquisition, Mr. Fernandes also received warrants to purchases shares of Affinion Holdings’ common stock that may be exercised, in whole or in part, at any time between January 14, 2011 and March 12, 2012 by surrendering such warrants and delivering the aggregate exercise price (based on a current exercise price per share of $8.15, $9.73 or $11.44, depending on which warrant Mr. Fernandes exercises) to Affinion Holdings.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the NYSE and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee and Nominating and Corporate Governance Committee. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee and nominating committee of such company be comprised solely of independent directors. At December 31, 2011, Apollo beneficially owns 68% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

For a discussion of the independence of members of our audit committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.”

Item 14.	Principal Accounting Fees and Services

The following table presents fees for audit and other services provided to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the years ended December 31, 2011 and 2010.

	For the Years Ended
	December 31, 2011	December 31, 2010
Audit Fees	$2,661,000	$2,780,000
Audit-Related Fees (1)	393,000	350,000
Tax Fees (2)	13,000	9,000
All Other Fees	—	—

Total Fees	$3,067,000	$3,139,000

(1)	Audit related services in 2011 and 2010 represent SSAE 16 (service auditors) reports, services associated with senior note offerings and regulatory filings relating to the Company’s acquisitions.

(2)	Tax services for 2011 and 2010 related primarily to advisory services in connection with VAT taxes and preparation of certain foreign tax returns.

All of Deloitte & Touche LLP’s fees for 2011 and 2010 were pre-approved by our audit committee. The audit committee reviewed the 2011 and 2010 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. The audit committee’s policy is to pre-approve all services by the Company’s independent accountants. The audit committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by Deloitte & Touche to the Company. The policy (a) identifies the guiding principles that must be considered by the audit committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Deloitte & Touche must be pre-approved by the Audit Committee.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Affinion Group, Inc., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Deficit for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

Exhibit No.	Description

2.1	Purchase Agreement, dated as of July 26, 2005, by and among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.), as amended by Amendment No. 1 thereto, dated as of October 17, 2005, among Cendant Corporation, Affinion Group, Inc. (f/k/a Affinity Acquisition, Inc.), and Affinion Group Holdings, Inc. (f/k/a Affinity Acquisition Holdings, Inc.) (incorporated by reference to Exhibit No. 2.1 to Registration Statement on Form S-4, filed with the SEC on May 8, 2006, File No. 333-133895).

2.2	Membership Interests Purchase Agreement, dated as of May 19, 2010, by and between Affinion Loyalty Acquisition, LLC, Affinion Group, Inc., Travel Leaders Group, L.L.C., Tag Investment Holdings, L.L.C., One Equity Partners III, L.P., OEP III Co-Investors, L.P., OEP II Partners Co-Invest, L.P. and One Equity Partners III, L.P., as representative acting on behalf of Sellers (as defined therein) (incorporated by reference to Exhibit No. 2.1 to Current Report on Form 8-K filed with the SEC on July 8, 2010, File No. 333-133895).

2.3	Agreement and Plan of Merger, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group, Inc., Parker Holdings, LLC, Parker Merger Sub, Inc. and Webloyalty Holdings, Inc. (incorporated by reference to Exhibit No. 2.1 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

3.1	Amended and Restated Certificate of Incorporation of Affinion Group, Inc. filed in the State of Delaware on September 27, 2005 (incorporated by reference to Exhibit No. 3.1 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

3.2	By-laws of Affinion Group, Inc. (incorporated by reference to Exhibit No. 3.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.1	Indenture, dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.2	Supplemental Indenture No. 1, dated as of October 4, 2007, among CCAA Corporation, a Delaware corporation and an indirect subsidiary of Affinion Group, Inc., Affinion Group, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.5 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

4.3	Supplemental Indenture No. 2, dated as of January 24, 2008, among Watchguard Registration Services, Inc., an Indiana corporation, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.6 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 333-133895).

Exhibit No.	Description

4.4	Supplemental Indenture No. 3, dated as of December 29, 2009, among Global Privacy Solutions, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 333-133895).

4.5	Supplemental Indenture No. 4, dated as of June 17, 2010, among Affinion Loyalty Acquisition, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.4 to Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 333-133895).

4.6	Supplemental Indenture No. 5, dated as of July 29, 2010, among Loyalty Travel Agency LLC, a Delaware limited liability company, Connexions Loyalty Travel Solutions LLC, a Delaware limited liability company, International Travel Fulfillment LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2010, File No. 333-133895).

4.7	Supplemental Indenture No. 6, dated as of February 14, 2011, among Webloyalty Holdings, Inc., a Delaware corporation, Webloyalty.com, Inc., a Delaware corporation, Lift Media, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.7 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

4.8*	Supplemental Indenture No. 7, dated as of August 29, 2011, among Affinion Brazil Holdings I, LLC, a Delaware limited liability company, Affinion Brazil Holdings II, LLC, a Delaware limited liability company, Prospectiv Direct, Inc., a Delaware corporation, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015.

4.9	Indenture, dated as of November 19, 2010 governing the 7.875 % Senior Notes due 2018, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.8 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

4.10	Supplemental Indenture No. 1, dated as of February 14, 2011, among Webloyalty Holdings, Inc., a Delaware corporation, Webloyalty.com, Inc., a Delaware corporation, Lift Media, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2018 (incorporated by reference to Exhibit No. 4.9 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

4.11*	Supplemental Indenture No. 2, dated as of August 29, 2011, among Affinion Brazil Holdings I, LLC, a Delaware limited liability company, Affinion Brazil Holdings II, LLC, a Delaware limited liability company, Prospectiv Direct, Inc., a Delaware corporation, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2018.

4.12	Form of 11 1/2% Senior Subordinated Note due 2015 (incorporated by reference to Appendix A of Exhibit No. 4.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.13	Form of 7.875 % Senior Note due 2018 (incorporated by reference to Appendix A of Exhibit No. 4.8 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

4.14	Registration Rights Agreement, dated as of November 19, 2010, among Affinion Group, Inc., the Guarantors (as defined therein), Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit No. 4.12 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895) .

10.1	Amended and Restated Senior Secured Credit Facility, dated as of April 9, 2010, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group, Inc., a Delaware corporation, and Bank of America, N.A., as administrative agent and collateral agent, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, as syndication agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as documentation agents, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit No. 10.1 to Current Report on Form 8-K filed with the SEC on April 12, 2010, File No. 333-133895).

Exhibit No.	Description

10.2	Amended and Restated Guarantee and Collateral Agreement, dated and effective as of April 9, 2010, among Affinion Group, Inc., a Delaware corporation, each Subsidiary of the Affinion Group, Inc. identified as a party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit No. 10.2 to Current Report on Form 8-K filed with the SEC on April 12, 2010, File No. 333-133895).

10.3	Incremental Assumption Agreement, dated as of December 13, 2010, among Affinion Group, Inc., a Delaware corporation, Affinion Group Holdings, Inc., a Delaware corporation, certain subsidiaries of Affinion Group, Inc., Bank of America, N.A., as incremental revolving facility lender, Deutsche Bank AG New York Branch, as incremental revolving facility lender, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit No. 10.1 to Current Report on Form 8-K filed with the SEC on December 17, 2010, File No. 333-133895).

10.4	Second Incremental Assumption Agreement, dated as of February 11, 2011, among Affinion Group, Inc., a Delaware corporation, Affinion Group Holdings, Inc., a Delaware corporation, certain subsidiaries of Affinion Group, Inc., Bank of America N.A., as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, UBS Securities LLC and Morgan Joseph Triartisan Finance LLC, as joint book runners, and the other financial institutions thereto, as incremental term lenders (incorporated by reference to Exhibit No. 10.4 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

10.5	Management Investor Rights Agreement, dated as of October 17, 2005 among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group Holdings, LLC, a Delaware limited liability company, and the holders that are parties thereto (incorporated by reference to Exhibit No. 10.4 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.6	Amendment to Management Investor Rights Agreement, dated as of April 30, 2010, among Affinion Group Holdings, Inc., a Delaware corporation, Affinion Group Holdings, LLC, a Delaware limited liability company, and the holders that are parties thereto (incorporated by reference to Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 333-133895).

10.7	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit No. 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 333-133895).

10.8	Amended and Restated Consulting Agreement, dated as of January 14, 2011, between Affinion Group, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.9	Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated as of October 17, 2005 (incorporated by reference to Exhibit No. 10.6 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.10	First Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated December 4, 2006 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.11	Second Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 333-133895).

10.12	Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.6 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.13	Form of Nonqualified Stock Option Agreement pursuant to Affinion Group Holdings, Inc.’s 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.7 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

Exhibit No.	Description

10.14	Restricted Stock Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.7 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.15	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.8 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.16	Option Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Optionee (with Optionee signatories being Rooney and Siegel, among others) (incorporated by reference to Exhibit No. 10.9 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.17	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Investor (with Investor signatories being Rooney and Siegel, among others) (incorporated by reference to Exhibit No. 10.15 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.18	Subscription Agreement, dated as of October 17, 2005, between Affinion Group Holdings, Inc. and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.16 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.19	Supplemental Bonus Letter by and between Officer and Cendant Marketing Services Division dated September 28, 2005 (assumed by Affinion Group, Inc.) (with Officer signatories being Lipman, Rooney and Siegel, among others) (incorporated by reference to Exhibit No. 10.18 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.20	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group, Inc., and Nathaniel J. Lipman (incorporated by reference to Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.21	Employment Agreement, dated as of November 9, 2007, among Affinion Group, LLC, Affinion Group, Inc. and Robert Rooney (incorporated by reference to Exhibit No. 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.22	Amendment to Employment Agreement, dated as of January 13, 2010, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Robert Rooney (incorporated by reference to Exhibit No. 10.22 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

10.23	Employment Agreement, dated as of November 9, 2007, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel (incorporated by reference to Exhibit No. 10.5 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.24	Employment Agreement, dated as of January 15, 2010, by and among Affinion Group Holdings, Inc, Affinion Group, Inc. and Steven Upshaw (incorporated by reference to Exhibit No. 10.24 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

10.25	Employment Agreement, dated as of December 1, 2010, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Lloyd M. Wirshba (incorporated by reference to Exhibit No. 10.31 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

10.26*	Agreement and General Release, dated as of January 11, 2012, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Lloyd Wirshba.

10.27*	Employment Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc, Affinion Group, Inc. and Sloane Levy.

10.28	Patent License Agreement, dated as of October 17, 2005, between CD Intellectual Property Holdings, LLC, a Delaware corporation and Trilegiant Loyalty Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.23 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.29	Amended and Restated Deferred Compensation Plan, dated as of November 20, 2008, of Affinion Group, Inc. (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2009, File No. 333-133895).

Exhibit No.	Description

10.30	Employment Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Richard Fernandes (incorporated by reference to Exhibit No. 10.27 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

10.31	Call Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., General Atlantic 79, L.P., Affinion Group Holdings, LLC and Richard Fernandes and Fernandes Family Trust A Dated June 25, 1999 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.32	Fernandes Investor Rights Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group Holdings, LLC and Richard Fernandes (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.33	Form of Warrant to Purchase Shares of Common Stock, par value $0.01 per share, of Affinion Group Holdings, Inc. issued to Richard Fernandes (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Affinion Group, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1**	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

101.INS XBRL†	Instance Document.

101.SCH XBRL†	Taxonomy Extension Schema.

101.CAL XBRL†	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL†	Taxonomy Extension Definition Linkbase.

101.LAB XBRL†	Taxonomy Extension Label Linkbase.

101.PRE XBRL†	Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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

Direct Marketing Association.

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

G-1

Transfer Plus

Permission-based live operator call transfer program.

Voice Response Unit (VRU)

Automated credit card activation technology fully scripted by us to solicit additional members.

G-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINION GROUP, INC.

Date:	March 1, 2012	By:	/s/ Nathaniel J. Lipman
Nathaniel J. Lipman Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathaniel J. Lipman Nathaniel J. Lipman	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2012

/s/ Todd H. Siegel Todd H. Siegel	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2012

/s/ Brian J. Dick Brian J. Dick	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2012

/s/ Marc E. Becker Marc E. Becker	Director	March 1, 2012

/s/ Stan Parker Stan Parker	Director	March 1, 2012

/s/ Eric L. Press Eric L. Press	Director	March 1, 2012

/s/ Matthew H. Nord Matthew H. Nord	Director	March 1, 2012

/s/ Richard J. Srednicki Richard J. Srednicki	Director	March 1, 2012

/s/ Jonathan E. Ellenthal Jonathan E. Ellenthal	Director	March 1, 2012

/s/ Richard J. Fernandes Richard J. Fernandes	Director	March 1, 2012

S-1

Signature	Title	Date

/s/ Anton J. Levy Anton J. Levy	Director	March 1, 2012

/s/ Scott D. Miller Scott D. Miller	Director	March 1, 2012

/s/ Alfred F. Kelly Alfred F. Kelly	Director	March 1, 2012

S-2

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group, Inc.:

We have audited the accompanying consolidated balance sheets of Affinion Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in deficit and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Stamford, CT February 29, 2012

AFFINION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$86.3	$121.1
Restricted cash	30.4	35.3
Receivables (net of allowance for doubtful accounts of $2.4 and $1.2, respectively)	126.8	119.3
Receivables from related parties	0.8	6.1
Profit-sharing receivables from insurance carriers	74.0	75.0
Prepaid commissions	52.6	58.0
Income taxes receivable	2.1	2.8
Other current assets	68.1	65.9

Total current assets	441.1	483.5
Property and equipment, net	134.7	113.4
Contract rights and list fees, net	22.5	25.9
Goodwill	627.5	402.7
Other intangibles, net	351.2	410.6
Other non-current assets	74.0	79.1

Total assets	$1,651.0	$1,515.2

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.9	$9.1
Accounts payable and accrued expenses	398.1	367.3
Payables to related parties	35.3	17.3
Deferred revenue	152.5	163.9
Income taxes payable	3.4	2.8

Total current liabilities	601.2	560.4
Long-term debt	1,922.5	1,685.2
Deferred income taxes	67.5	54.2
Deferred revenue	17.8	21.0
Other long-term liabilities	53.7	59.3

Total liabilities	2,662.7	2,380.1

Commitments and contingencies (Note 11)
Deficit:
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	139.6	172.1
Accumulated deficit	(1,157.5)	(1,047.8)
Accumulated other comprehensive income	5.2	9.5

Total Affinion Group, Inc. deficit	(1,012.7)	(866.2)
Non-controlling interest in subsidiary	1.0	1.3

Total deficit	(1,011.7)	(864.9)

Total liabilities and deficit	$1,651.0	$1,515.2

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year Ended December 31,
	2011	2010	2009
Net revenues	$1,535.2	$1,376.3	$1,376.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	637.7	583.3	618.2
Operating costs	441.5	375.8	356.4
General and administrative	167.6	157.6	105.1
Facility exit costs	6.2	8.0	—
Depreciation and amortization	238.7	195.2	201.0

Total expenses	1,491.7	1,319.9	1,280.7

Income from operations	43.5	56.4	96.2
Interest income	1.0	11.6	8.1
Interest expense	(148.3)	(158.0)	(129.7)
Loss on extinguishment of debt	—	(37.0)	—
Other income (expense), net	0.2	(1.8)	(12.0)

Loss before income taxes and non-controlling interest	(103.6)	(128.8)	(37.4)
Income tax expense	(5.2)	(12.8)	(11.7)

Net loss	(108.8)	(141.6)	(49.1)
Less: net income attributable to non-controlling interest	(0.9)	(1.0)	(0.9)

Net loss attributable to Affinion Group, Inc.	$(109.7)	$(142.6)	$(50.0)

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(in millions)

	Affinion Group, Inc. Equity			Non-Controlling Interest	Total Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2009	$311.7	$(855.2)	$(3.7)	$0.7	$(546.5)
Comprehensive loss
Net loss		(50.0)		0.9	(49.1)
Currency translation adjustment			15.4	0.3	15.7

Total comprehensive loss					(33.4)
Dividend paid to non-controlling interest				(0.7)	(0.7)
Return of capital	(26.2)				(26.2)

Balance, December 31, 2009	285.5	(905.2)	11.7	1.2	(606.8)
Comprehensive loss
Net loss		(142.6)		1.0	(141.6)
Currency translation adjustment			(2.2)	0.1	(2.1)

Total comprehensive loss					(143.7)
Dividend paid to non-controlling interest				(1.0)	(1.0)
Repurchase of employee equity award in subsidiary	(4.8)				(4.8)
Return of capital	(119.8)				(119.8)
Capital contribution	11.2				11.2

Balance, December 31, 2010	172.1	(1,047.8)	9.5	1.3	(864.9)
Comprehensive loss
Net loss		(109.7)		0.9	(108.8)
Currency translation adjustment			(4.3)	(0.2)	(4.5)

Total comprehensive loss					(113.3)
Dividend paid to non-controlling interest				(1.0)	(1.0)
Return of capital	(323.2)				(323.2)
Capital contribution	290.7				290.7

Balance, December 31, 2011	$139.6	$(1,157.5)	$5.2	$1.0	$(1,011.7)

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net loss	$(108.8)	$(141.6)	$(49.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	238.7	195.2	201.0
Amortization of debt discount and financing costs	8.3	10.6	8.2
Unrealized loss (gain) on interest rate swaps	2.5	2.9	(0.9)
Unrealized foreign currency transaction loss	—	1.9	13.6
Loss on extinguishment of debt	—	37.0	—
Facility exit costs	6.2	8.0	—
Share-based compensation	11.0	11.1	5.0
Interest accretion on held-to-maturity debt securities	—	(6.0)	(4.3)
Deferred income taxes	2.3	7.0	4.5
Payment received for assumption of loyalty points program liability	4.7	6.5	6.7
Net change in assets and liabilities:
Restricted cash	1.9	(2.2)	1.4
Receivables	(0.7)	13.7	(28.8)
Receivables from related parties	1.0	(4.3)	(0.8)
Profit-sharing receivables from insurance carriers	1.1	(3.4)	26.7
Prepaid commissions	5.4	6.4	(1.9)
Other current assets	7.1	(12.6)	(8.5)
Contract rights and list fees	(3.5)	(2.2)	(1.9)
Other non-current assets	7.7	4.6	(17.9)
Accounts payable and accrued expenses	(36.3)	47.4	(3.5)
Payables to related parties	(8.4)	(6.2)	(0.2)
Deferred revenue	(16.0)	(43.5)	(40.8)
Income taxes receivable and payable	2.3	(5.1)	0.9
Other long-term liabilities	(20.4)	(5.6)	(4.6)
Other, net	0.9	2.2	(2.0)

Net cash provided by operating activities	107.0	121.8	102.8

Investing Activities
Capital expenditures	(56.9)	(39.9)	(39.9)
Acquisition-related payments, net of cash acquired	(33.4)	(171.8)	(22.5)
Cash acquired in Webloyalty acquisition	26.1	—	—
Redemption (purchase) of held-to-maturity debt securities of Affinion Group Holdings, Inc	—	78.9	(49.2)
Restricted cash	3.2	1.5	0.1

Net cash used in investing activities	(61.0)	(131.3)	(111.5)

Financing Activities
Proceeds from issuance of term loan	250.0	875.0	—
Proceeds from issuance of senior notes	—	471.5	136.5
Financing costs	(5.8)	(35.5)	(4.5)
Repayments under line-of-credit agreement, net	—	—	(57.0)
Repayment of term loans	—	(655.3)	—
Redemption of senior notes	—	(467.6)	—
Principal payments on borrowings	(11.8)	(0.3)	(6.7)
Return of capital to parent company	(323.2)	(119.8)	(26.2)
Receivables from and payables to parent company	15.4	—	—
Repurchase of employee equity award of a subsidiary	(3.5)	(3.6)	—
Distribution to non-controlling interest of a subsidiary	(1.1)	(1.0)	(0.7)

Net cash provided by (used in) financing activities	(80.0)	63.4	41.4

Effect of changes in exchange rates on cash and cash equivalents	(0.8)	(2.6)	0.8

Net increase (decrease) in cash and cash equivalents	(34.8)	51.3	33.5
Cash and cash equivalents, beginning of year	121.1	69.8	36.3

Cash and Cash Equivalents, End of Year	$86.3	$121.1	$69.8

Supplemental Disclosure of Cash Flow Information:
Interest payments	$149.0	$137.6	$118.7
Income tax payments	$2.6	$9.3	$5.6

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation — On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division (the “Predecessor”) to Affinion Group, Inc. (the “Company” or “Affinion”), a wholly-owned subsidiary of Affinion Group Holdings, Inc. (“Affinion Holdings”) and an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125.0 million face value of preferred stock (fair value at issuance of $80.4 million) of Affinion Holdings issued at closing and a warrant (fair value at issuance of $16.7 million) that is exercisable into 4,437,170 shares of common stock of Affinion Holdings, and $38.1 million of transaction-related costs.

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

•

Loyalty Products. The Company designs, implements and administers points-based loyalty programs for financial, travel, auto and other companies. The Company provides its clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards and merchandise. The Company also provides enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, the Company provides and manages turnkey travel services that are sold on a private label basis to provide its clients’ customers with direct access to the Company’s proprietary travel platform.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights and commercial business relationships. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities were not significant as of December 31, 2011 and 2010. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

Share-Based Compensation

For all stock-based awards issued by Affinion Holdings to employees of the Company that are accounted for as equity awards, the Company recognizes compensation expense, net of estimated forfeitures based on estimated fair values on the date of grant. For all stock-based awards issued by Affinion Holdings to employees of the Company that are accounted for as liability awards, the Company recognizes compensation expense, net of forfeitures, based on estimated fair value at each reporting date. Compensation expense is recognized ratably over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The requisite service period is generally the vesting period. Stock compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations, with an offsetting liability to Affinion Holdings.

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

Insurance — Commission revenue is recognized based on premiums earned by the insurance carriers that issue the policies. Premiums are typically paid either monthly or quarterly and revenue is recognized ratably over the underlying policy coverage period. There are also revenue and profit-sharing arrangements with the insurance carriers which issue the underlying insurance policies. Commission revenue from insurance programs is reported net of insurance costs. Insurance costs totaled approximately $171.0 million in 2011, $159.1 million in 2010 and $180.5 million in 2009. Under a typical arrangement, commission revenue of approximately 60% of the gross premiums collected on behalf of the insurance carrier is initially retained and approximately 40% of gross premiums is remitted to the insurance carrier. No less frequently than annually, a profit-sharing settlement analysis is prepared which is based on the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. An accrual is made monthly for the expected share of this excess or shortfall based on the claims experience to date, including an estimate for claims incurred but not reported. The profit share excess is reflected in profit-sharing receivables from insurance carriers on the accompanying consolidated balance sheets. Historically, the claims experience has not resulted in a shortfall.

Package — Monthly fees are earned based on the number of customers enrolled in a package program. The marketing partner collects revenue each month from its customers and pays a per subscriber monthly fee for the benefits and services. These monthly fees are recognized as revenue as the fees are earned. Strategic consultation, pricing and profitability consultation, competitive analysis and implementation assistance are provided and revenue is recorded at the time the services are performed.

Loyalty — Loyalty Solutions programs generate revenue from four primary product lines: loyalty, travel reservation service fees, protection and convenience. Generally, loyalty revenue consists of a monthly per member administrative fee and redemption fees that are recognized as earned. Loyalty redemption revenue is reported net of the pass through of fulfillment costs. Travel reservation service fee income is generally recognized when the traveler’s reservation or booking is made and secured by the use of points or credit card, net of estimated cancellations and “no-shows”. Protection and convenience programs are sold to marketing partners on a wholesale basis; the partner generally provides the enhancements (e.g. credit card enhancements) to their customers and a monthly fee is received from the marketing partner based on the number of marketing partner customers who have access to the enhancement program. Marketing partners also purchase incentives (such as gift cards) and revenue is recognized upon the delivery of the incentives to the marketing partner.

Other — Other revenue primarily includes royalties, co-operative advertising and shopping program revenues. Royalty revenue is recognized monthly when earned and no longer subject to refund. Cooperative advertising revenue is earned from vendors that include advertising of their products and services in the membership program catalogues. Cooperative advertising revenue is recognized upon the distribution of the related travel or shopping catalogue to members. In connection with the shopping membership program, the Company operates a retail merchandising service that offers a variety of consumer products at a discount to members. Shopping program revenue is recorded net of merchandise product costs as the Company acts as an agent between the member and third-party merchandise vendor. Shopping program revenue is recorded upon the shipment of the merchandise by the vendor to the member.

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

Commission Expense

Membership — Membership commissions represent payments to marketing partners, generally based on a percentage of revenue from the marketing of programs to such marketing partners’ customers. Commissions are generally paid for each initial and renewal membership following the collection of membership fees from the customer. Commission costs are deferred on the accompanying consolidated balance sheets as prepaid commissions and are recognized as expense over the applicable membership period in the same manner as the related retail membership revenue is recognized.

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

Income Taxes

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2011 and 2010, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2011 and 2010.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements and computer equipment acquired under capital leases is determined using the straight-line method over the shorter of the estimated useful lives of the related assets or the lease term. Useful lives are from 5 to 15 years for leasehold improvements, from 3 to 5 years for capitalized software, from 3 to 5 years for computer equipment and from 5 to 7 years for furniture, fixtures and equipment.

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

The Company’s intangible assets as of December 31, 2011 and 2010 consist primarily of intangible assets with finite useful lives acquired by the Company in the Apollo Transactions and were initially recorded at their respective estimated fair values. Finite-lived intangible assets are amortized as follows:

Intangible Asset	Amortization Method	Estimated Useful Lives
Member relationships	Declining balance	5 – 8 years
Affinity relationships	Declining balance, straight line	1 – 15 years
Proprietary databases and systems	Straight line	3 – 10 years
Trademarks and tradenames	Straight line	5 – 15 years
Patents and technology	Declining balance	5 – 12 years
Covenants not-to-compete	Straight line	Contract life

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accounting for profit-sharing receivables from insurance carriers, accruals and income tax valuation allowances, litigation accruals, the estimated fair value of stock-based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments.

Concentration of Risk

The Company generally derives a substantial portion of its net revenues from members and customers of 10 of the Company’s marketing partners. For the years ended December 31, 2011, 2010 and 2009, the Company derived approximately 46%, 49% and 48%, respectively, of its net revenues from members and end-customers through marketing and servicing agreements with these 10 marketing partners. The Company’s largest marketing partner and its customers accounted for 14.0% of consolidated net revenue for the year ended December 31, 2011. The Company’s largest marketing partner and its customers accounted for 11.4% of consolidated net revenue for the year ended December 31, 2010. There were no marketing partners that individually accounted for more than 10% of consolidated net revenues for the year ended December 31, 2009. Many of these key marketing partner relationships are governed by agreements that may be terminated without cause by the marketing partners upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s marketing partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the marketing partners may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key marketing partners, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

As of December 31, 2011 and 2010, approximately $62.8 million and $73.7 million of the profit-sharing receivables from insurance carriers were due from one insurance carrier.

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at beginning of period	$1.2	$0.4
Provision charged to expense, net of recoveries	1.3	0.8
Write-offs	(0.1)	—

Balance at end of period	$2.4	$1.2

Supplemental Disclosure of Cash Flow Information

Receivables from related parties and payables to related parties have been presented gross for the years ended December 31, 2010 and 2009 and amortization of favorable and unfavorable contracts has been included in Other, net for the year ended December 31, 2010 and 2009 to conform to the presentation for the year ended December 31, 2011.

In January 2011, Affinion Holdings contributed shares of its common stock and options and warrants that were exercisable for shares of its common stock with a fair value of $290.7 million to the Company. These equity instruments were utilized by the Company to acquire all of the outstanding equity of Webloyalty Holdings, Inc. (“Webloyalty”), as further discussed in Note 3 – Acquisitions. During 2011, the Company entered into a capital lease, acquiring property and equipment with a fair value of $0.9 million and also wrote-off fixed assets with a net book value of $0.8 million. In 2011, the Company entered into an operating lease, acquiring property and equipment with a fair value of $2.6 million. At December 31, 2011, the Company had an accrual for the acquisition of property and equipment of $4.0 million.

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

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers. In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 1 and Level 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the new annual and interim guidance related to Level 3 fair value measurements is effective for the Company as of January 1, 2011. Effective January 1, 2010, the Company adopted the new guidance related to Level 1 and Level 2 fair value measurements. The Company’s adoption of the new guidance had no impact on its consolidated financial position, results of operations and cash flows. Effective January 1, 2011, the Company adopted the new guidance related to Level 3 fair value measurements. The Company’s adoption of the new guidance had no material impact on its consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued new guidance that clarified the FASB’s intent about the application of existing fair value measurement and disclosure requirements and included specified certain changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011 and early adoption is not permitted. The Company’s adoption of the new guidance as of January 1, 2012 is not expected to have a material impact on its consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued new guidance that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements(s) where the components of net income and the components of other comprehensive income are presented. The guidance is toe applied retrospectively, for fiscal periods and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued new guidance deferring the changes in the June 2011 relating to presentation of classification adjustments. The Company’s adoption of the new guidance, other than that related to presentation of reclassification adjustments, as of January 1, 2012 is not expected to have a material impact on its consolidated financial position, results of operations and cash flows.

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

In connection with the Webloyalty acquisition, Webloyalty and its domestic subsidiaries have become guarantors under the Company’s senior secured credit facility and the indentures governing the Company’s 7.875% senior notes and 11 1/2% senior subordinated notes (see Note 9—Long-term Debt).

As of December 31, 2011, the purchase price allocation for Webloyalty is complete and the Company has allocated the Webloyalty purchase price of $290.7 million among the assets acquired and liabilities assumed as follows (in millions):

Cash	$26.1
Accounts receivable	4.2
Other current assets	11.3
Property and equipment	5.2
Intangible assets	116.1
Goodwill	195.6
Other assets	0.2
Accounts payable and accrued liabilities	(56.5)
Deferred income tax	(1.3)
Income taxes payable	(0.7)
Other current liabilities	(1.7)
Non-current deferred income taxes	(6.7)
Other long-term liabilities	(1.1)

Consideration transferred	$290.7

The intangible assets are comprised principally of member relationships ($90.0 million) and patents and technology ($17.0 million), which are being depreciated on an accelerated basis over weighted-average useful lives of seven and nine years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment ($150.9 million) and the International Products segment ($44.7 million). Revenue and income (loss) from operations related to Webloyalty included in the Company’s consolidated statement of operations for the year ended December 31, 2011 is $124.5 million and $(20.3) million, respectively. As of December 31, 2011, the Company had incurred $3.7 million of acquisition costs, of which $1.3 million and $2.4 million were recognized during the years ended December 31, 2011 and 2010, respectively, which have been included in general and administrative expense in the consolidated statement of operations.

On July 14, 2011, the Company and Affinion Holdings entered into an Agreement and Plan of Merger to acquire Prospectiv Direct, Inc. (“Prospectiv”), an online performance marketer and operator of one of the leading daily deal websites in the United States. On August 1, 2011, the merger was consummated and, as a result, the Company acquired all of the capital stock of Prospectiv for an initial cash purchase price of $31.8 million. If Prospectiv achieves certain performance targets over the 30 month period that commenced on July 1, 2011, the former equity holders will be entitled to additional consideration in the form of an earn-out of up to $45.0 million and certain members of Prospectiv’s management will be entitled to receive additional compensation related to their continued employment of up to $10.0 million. Such additional consideration and compensation will be settled in some combination of cash and shares of Affinion Holdings’ common stock. As of the acquisition date, the liability for the additional consideration to be paid in connection with the earn-out was estimated to be $24.1 million based on an income approach and probability model, which was recorded at its fair value at the acquisition date of $14.4 million. As of the acquisition date, the purchase price, consisting of the cash paid at closing and the estimated fair value of the earn-out as of the acquisition date, is estimated at $46.2 million. At December 31, 2011, the purchase price was allocated among the assets acquired and liabilities assumed as follows (in millions):

Cash	$2.4
Accounts receivable	3.0
Other current assets	0.5
Property and equipment	0.5
Intangible assets	12.3
Goodwill	31.5
Accounts payable and accrued liabilities	(4.0)

Consideration transferred	$46.2

The intangible assets are comprised principally of trademarks and tradenames ($6.3 million), proprietary databases and systems ($2.8 million) and patents and technology ($2.5 million), which are being depreciated on a straight-line basis over weighted-average useful lives of ten, four and five years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment. Revenue and income (loss) from operations related to Prospectiv included in the Company’s consolidated statement of operations for the year ended December 31, 2011 is $7.7 million and $(6.0) million, respectively. As of December 31, 2011, the Company had incurred $0.4 million of acquisition costs, all of which was recognized during the year ended December 31, 2011 and has been included in general and administrative expense in the consolidated statement of operations.

The pro forma revenue and loss before income taxes and non-controlling interest of the Company assuming the Webloyalty and Prospectiv acquisitions had occurred on January 1, 2010 and the Connexions acquisition (described below) had occurred on January 1, 2009, would have been $1,556.5, million and $81.5 million, respectively, for the year ended December 31, 2011 and $1,636.3 million and $122.8 million, respectively, for the year ended December 31, 2010. The pro forma results are intended for informational purposes and are not necessarily indicative of the results of operations that would have occurred had the Webloyalty, Prospectiv and Connexions acquisitions been in effect at the beginning of the periods presented, or of future results of the combined operations. The purchase price allocations of Webloyalty and Prospectiv are subject to finalization of the Company’s analysis of the assets acquired and liabilities assumed. The finalization of the Company’s purchase accounting analysis may result in changes in the valuation of assets and liabilities that could be material, as well as changes in the useful lives of acquired assets. The Company will finalize the purchase price allocations as soon as practicable within the measurement period, but in no event later than one year after the respective acquisition dates.

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

4. INTANGIBLE ASSETS

Intangible assets consisted of:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Member relationships	$934.7	$(821.3)	$113.4	$846.0	$(700.5)	$145.5
Affinity relationships	643.0	(457.1)	185.9	643.0	(411.1)	231.9
Proprietary databases and systems	62.6	(55.8)	6.8	55.8	(54.8)	1.0
Trademarks and tradenames	36.0	(11.8)	24.2	26.9	(9.4)	17.5
Patents and technology	49.5	(29.5)	20.0	30.0	(16.6)	13.4
Covenants not to compete	2.2	(1.3)	0.9	2.1	(0.8)	1.3

	$1,728.0	$(1,376.8)	$351.2	$1,603.8	$(1,193.2)	$410.6

In connection with the August 1, 2011 acquisition of Prospectiv (see Note 3 – Acquisitions), the Company acquired intangible assets valued at approximately $12.3 million. These intangible assets consisted primarily of trademarks and tradenames valued at $6.3 million, proprietary databases and systems valued at $2.8 million and patents and technology valued at $2.5 million. In connection with the January 14, 2011 acquisition of Webloyalty (see Note 3 – Acquisitions), the Company acquired intangible assets valued at approximately $116.1 million. These intangible assets consisted primarily of member relationships valued at $90.0 million and patents and technology valued at $17.0 million. In connection with the July 1, 2010 acquisition of Connexions (see Note 3 – Acquisitions), the Company acquired intangible assets valued at approximately $53.0 million. These intangible assets consisted primarily of affinity relationships valued at $46.0 million and patents and technology valued at $5.0 million. In addition, the Company acquired member relationships valued at $37.1 million in connection with its January 4, 2010 acquisition of credit card registration membership contracts. During 2011 and 2010, foreign currency translation resulted in decreases of $4.0 million and $7.0 million, respectively, in the gross carrying amount of intangible assets and decreases of $3.3 million and $2.8 million, respectively, in accumulated amortization.

Amortization expense relating to intangible assets was as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Member relationships	$121.5	$93.3	$97.1
Affinity relationships	48.5	50.9	53.1
Proprietary databases and systems	1.0	0.6	1.1
Trademarks and tradenames	2.5	1.8	1.7
Patents and technology	12.9	2.7	2.3
Covenants not to compete	0.4	0.4	0.3

Total	$186.8	$149.7	$155.6

Based on the Company’s amortizable intangible assets as of December 31, 2011, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $132.8 million in 2012, $69.8 million in 2013, $58.7 million in 2014, $40.3 million in 2015 and $11.4 million in 2016.

At January 1, 2010, December 31, 2010 and December 31, 2011, the Company had gross goodwill of $334.3 million, $418.2 million and $643.0 million, respectively, and accumulated impairment losses of $15.5 million as of each date. The impairment loss was recognized in 2006 and represented all of the goodwill ascribed to the Loyalty products segment in connection with the Apollo Transactions. The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	Balance at January 1, 2010	Acquisition	Currency Translation	Balance at December 31, 2010	Acquisition	Currency Translation	Balance at December 31, 2011
Membership products	$231.1	$—	$—	$231.1	$182.4	$—	$413.5
Insurance and package products	58.3	—	—	58.3	—	—	58.3
Loyalty products	—	82.2	—	82.2	(0.5)	—	81.7
International products	29.4	3.4	(1.7)	31.1	45.3	(2.4)	74.0

Total	$318.8	$85.6	$(1.7)	$402.7	$227.2	$(2.4)	$627.5

The change in goodwill of Membership products in 2011 is attributable to the January 14, 2011 acquisition of Webloyalty and the August 1, 2011 acquisition of Prospectiv and the change in goodwill of International products in 2011 is primarily attributable to the January 14, 2011 acquisition of Webloyalty (see Note 3 – Acquisitions).The change in goodwill of Loyalty products in 2011 and 2010 is attributable to the July 1, 2010 acquisition of Connexions (see Note 3 – Acquisitions). Substantially all of the change in goodwill of International products in 2010 is attributable to the December 11, 2008 acquisition of Loyaltybuild Limited, a loyalty program benefit provider and accommodation reservation booking business, based on the earn-out component of the purchase price.

5. CONTRACT RIGHTS AND LIST FEES

Contract rights and list fees consisted of:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$58.7	$(57.3)	$1.4	$60.4	$(52.2)	$8.2
List fees	39.6	(18.5)	21.1	31.1	(13.4)	17.7

	$98.3	$(75.8)	$22.5	$91.5	$(65.6)	$25.9

Amortization expense for the year ended December 31, 2011 was $12.2 million, of which $5.1 million is included in marketing expense and $7.1 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2011. Amortization expense for the year ended December 31, 2010 was $14.4 million, of which $4.3 million is included in marketing expense and $10.1 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2010. Amortization expense for the year ended December 31, 2009 was $15.7 million, of which $3.6 million is included in marketing expense and $12.1 million is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2009. Based on the Company’s contract rights and list fees as of December 31, 2011, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $5.2 million in 2012, $4.7 million in 2013, $3.8 million in 2014, $3.2 million in 2015 and $1.9 million in 2016.

6. OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2011	2010
Gift card inventory	$19.0	$20.1
Prepaid membership materials	3.0	8.5
Prepaid insurance costs	5.2	4.5
Other receivables	10.8	7.8
Prepaid merchant fees	1.1	1.2
Prepaid information technology costs	6.0	5.0
Other	23.0	18.8

Total	$68.1	$65.9

Gift card inventory, previously included in Prepaid membership materials, has been reflected as a separate component of Other current assets as of December 31 2010 to conform to the presentation as of December 31, 2011.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2011	2010
Leasehold improvements	$22.0	$16.6
Capitalized software	189.9	166.3
Computer equipment ($2.5 million and $2.3 million in 2011 and 2010, respectively, under capital leases)	99.1	80.0
Furniture, fixtures and equipment	18.4	16.6
Projects in progress	32.9	20.0

	362.3	299.5
Less: Accumulated depreciation and amortization	(227.6)	(186.1)

Total	$134.7	$113.4

Depreciation and amortization expense on property and equipment, including assets acquired under capital leases, totaled $44.8 million, $35.4 million and $33.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2011	2010
Accounts payable	$104.2	$100.7
Accrued commissions	24.6	22.8
Accrued payroll and related costs	32.0	36.8
Accrued product costs	54.8	49.3
Accrued marketing costs	18.0	18.3
Accrued interest	24.4	23.6
Accrued taxes, other than income taxes	41.5	32.9
Accrued legal and professional fees and loss contingency accruals	44.1	23.4
Other	54.5	59.5

Total	$398.1	$367.3

9. LONG-TERM DEBT

Long-term debt consisted of:

	December 31,
	2011	2010
Term loan due 2016	$1,107.2	$868.4
Revolving credit facility expiring in 2015	—	—
7.875% senior notes due 2018, net of unamortized discount of $3.1 million and $3.5 million, respectively, with an effective interest rate of 8.00%	471.9	471.5
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $2.0 million and $2.5 million, respectively, with an effective interest rate of 11.75%	353.5	353.0
Capital lease obligations	1.8	1.4

Total debt	1,934.4	1,694.3
Less: current portion of long-term debt	(11.9)	(9.1)

Long-term debt	$1,922.5	$1,685.2

On April 9, 2010, the Company, as Borrower and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). The Affinion Credit Facility consists of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. On December 13, 2010, the Company, as Borrower and Affinion Holdings, entered into an agreement with two of its lenders which resulted in an increase in the revolving credit facility to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. The effective interest rate on the term loan for the period from April 9, 2010 to December 31, 2010 and for the year ended December 31, 2011 was 5% per annum. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The credit facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in the Company’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires the Company to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense. The proceeds of the term loan under the Affinion Credit Facility were utilized to repay the outstanding balance of the previously existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of approximately $7.4 million during the year ended December 31, 2010 representing the write-off of the unamortized balance of the deferred financing costs associated with the prior credit facility.

As of December 31, 2010 and 2011, there were no outstanding borrowings under the revolving credit facility. During the year ended December 31, 2011, the Company had borrowings and repayments of $50.0 million under the revolving credit facility. There were no borrowings or repayments under the revolving credit facility for the period from April 9, 2010 through December 31, 2010. As of December 31, 2011, the Company had $158.1 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $6.9 million of letters of credit.

On October 17, 2005, the Company entered into a senior secured credit facility (“Initial Affinion Credit Facility”). The Initial Affinion Credit Facility was comprised of a term loan that initially totaled $860.0 million due in 2012 and a $100.0 million revolving credit facility terminating in 2011. The revolving credit facility included letter of credit and swingline sub-facilities. The Initial Affinion Credit Facility was secured by all of the Company’s outstanding stock held by Affinion Holdings and by substantially all of the assets of the Company, subject to certain exceptions. Borrowings during the period from January 1, 2010 to April 8, 2010 and the year ended December 31, 2009 were $39.0 million and $136.4 million, respectively, and repayments during the period from January 1, 2010 to April 8, 2010 and during the year ended December 31, 2009 were $39.0 million and $193.4 million, respectively.

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

On October 17, 2005, the Company issued senior notes (“Senior Notes”), with a face value of $270.0 million, for net proceeds of $266.4 million. The Senior Notes bore interest at 10 1/8% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Notes would have matured on October 15, 2013. The Company had the option to redeem all or part of the Senior Notes at any time on or after October 15, 2009 at redemption prices (generally at a premium) set forth in the indenture governing the Senior Notes. The Senior Notes were senior unsecured obligations and ranked equally in right of payment with the Company’s existing and future senior obligations and senior to the Company’s existing and future senior subordinated indebtedness. The Senior Notes were guaranteed by certain subsidiaries of the Company as discussed in Note 18—Guarantor/Non-Guarantor Supplemental Financial Information. On May 3, 2006, the Company issued an additional $34.0 million aggregate principal amount of Senior Notes at a premium and applied the proceeds, together with cash on hand, to repay the remaining $34.1 million of outstanding borrowings under the Bridge Loan (as defined below), plus accrued interest, and to pay fees and expenses associated with such issuance. These Senior Notes were issued as additional notes under the Senior Notes indenture dated October 17, 2005 and, together with the $270.0 million of Senior Notes originally issued under such indenture, were treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. The Senior Notes were redeemed in November 2010 using the net proceeds from the offering of the 2010 Senior Notes.

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. The Company may redeem some or all of the Senior Subordinated Notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing the Senior Subordinated Notes. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment with the Company’s existing and future senior obligations and senior to the Company’s future subordinated indebtedness. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the 2010 Senior Notes as discussed in Note 18—Guarantor/Non-Guarantor Supplemental Financial Information.

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

The Affinion Credit Facility, the 2010 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the years ended December 31, 2011, 2010 and 2009, the Company paid cash dividends to its parent company of $323.2 million, $119.8 million and $25.1 million, respectively, and also paid a $1.1 million in-kind dividend in the form of Affinion Holdings debt during the year ended December 31, 2009. The Company was in compliance with the covenants referred to above as of December 31, 2011. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the Affinion Credit Facility, a material breach of representation or warranty and a change of control.

Debt issuance costs related to the various debt instruments are being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method. The unamortized debt issuance costs totaled $35.7 million and $37.2 million as of December 31, 2011 and 2010, respectively, and are included in other non-current assets on the consolidated balance sheets. The debt discounts and premiums are also being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method.

The Company also leases certain equipment under capital leases expiring through 2016.

The aggregate maturities of debt, including capital leases, as of December 31, 2011 are as follows:

Amount
2012	$11.9
2013	11.8
2014	11.6
2015	366.9
2016	1,062.3
Thereafter	475.0

$1,939.5

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of 11.625% Senior Notes due November 2015. Affinion Holdings used a portion of the proceeds of $320.3 million (net of issue discount), along with proceeds from a cash dividend from the Company in the amount of $115.3 million, to repay its senior unsecured term loan. A portion of the remaining proceeds from the offering of the 11.625% Senior Notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The indenture governing Affinion Holdings’ 11.625% Senior Notes contains restrictive covenants related primarily to the Company’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. During the years ended December 31, 2011, 2010 and 2009, the Company made dividend distributions to Affinion Holdings of $323.2 million, $119.8 million and $19.2 million, respectively, to enable Affinion Holdings to service its debt. The Company expects that, in the future, to the extent that it is permitted contractually and legally to pay cash dividends to Affinion Holdings, Affinion Holdings may require the Company to pay cash dividends to enable Affinion Holdings to service its net cash obligations under the loan facility. The Company and its subsidiaries do not guarantee Affinion Holdings’ 11.625% Senior Notes.

10. INCOME TAXES

The income tax expense consisted of the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current:
Federal	$0.9	$—	$—
State	—	(2.0)	(2.2)
Foreign	(3.8)	(4.0)	(6.0)

	(2.9)	(6.0)	(8.2)
Deferred:
Federal	(7.7)	(7.7)	(6.8)
State	(0.8)	0.6	(0.9)
Foreign	6.2	0.3	4.2

	(2.3)	(6.8)	(3.5)

Total income tax expense	$(5.2)	$(12.8)	$(11.7)

Pre-tax loss for domestic and foreign operations before minority interests consisted of the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Domestic	$(84.0)	$(117.9)	$(15.8)
Foreign	(19.6)	(10.9)	(21.6)

Pre-tax loss	$(103.6)	$(128.8)	$(37.4)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2011	2010
Current deferred income tax assets:
Accrued expenses and deferred revenue	$69.0	$65.7
Provision for doubtful accounts	0.7	0.2
Other	21.6	14.5

Current deferred income tax assets	91.3	80.4
Current deferred income tax liabilities:
Profit-sharing receivables from insurance carriers	(18.0)	(18.2)
Accrued expenses	1.2	2.2
Prepaid expenses	(16.1)	(20.9)

Current deferred income tax liabilities	(32.9)	(36.9)
Valuation allowance	(57.4)	(42.9)

Current net deferred income tax asset	$1.0	$0.6

Non-current deferred income tax assets:
Net operating loss carryforwards	$105.7	$89.6
State net operating loss carryforwards	13.7	8.8
Depreciation and amortization	606.6	555.8
Other	5.5	1.9
Foreign tax credits	24.0	21.1

Non-current deferred income tax assets	755.5	677.2
Non-current deferred income tax liabilities:
Other	(0.5)	0.1
Depreciation and amortization	(402.5)	(323.1)

Non-current deferred income tax liabilities	(403.0)	(323.0)
Valuation allowance	(416.8)	(405.4)

Non-current net deferred income tax liability (net of non-current deferred income tax asset included in other non-current assets on the December 31, 2011 and 2010 consolidated balance sheet of $3.2 and $3.0, respectively)	$(64.3)	$(51.2)

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

As of December 31, 2011, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards of approximately $490.4 million (which will expire in 2025 through 2031) and foreign tax credit carryovers of approximately $24.0 million (which will expire in 2015 through 2021). Affinion Holdings and its subsidiaries have state net operating loss carryforwards of approximately $329.9 million (which expire, depending on the jurisdiction, between 2012 and 2031) and state tax credits of $2.2 million (which expire between 2012 and 2016). A full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. Affinion Holdings and its subsidiaries also have net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $66.0 million (of the net operating losses that expire, expiring between 2012 and 2026). Affinion

Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $59.4 million of these net operating losses is required due to the uncertainty of their realization. The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, due to the reduction of net operating losses for financial statement purposes, primarily due to uncertain tax positions. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2011 and 2010 totaled $538.1 million and $498.2 million, respectively. The increase in valuation allowance of $39.9 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $281.4 million (which will expire in 2025 through 2031) and foreign tax credit carryovers of approximately $24.0 million (which will expire in 2015 through 2021). The Company has state net operating loss carryforwards of approximately $277.8 million (which expire, depending on the jurisdiction, between 2012 and 2031) and state tax credits of $2.2 million (which expire between 2012 and 2016). A full valuation allowance has been recognized with respect to these carryforwards and credits because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $66.0 million (of the net operating losses that expire, expiring between 2012 and 2026). The Company has concluded that a valuation allowance relating to approximately $59.4 million of these net operating losses is required due to the uncertainty of their realization. The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, due to the reduction of net operating losses for financial statement purposes, primarily due to uncertain tax positions. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2011 and 2010 totaled $474.2 million and $448.3 million, respectively. The increase in valuation allowance of $25.9 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

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

With the exception of a South African subsidiary, foreign taxable income is recognized currently for federal and state income tax purposes because such operations are entities disregarded for federal and state income tax purposes. The Company does not provide for deferred taxes on the excess of the amount for financial reporting over the tax basis in its South African subsidiary because it is essentially permanent in duration. As of December 31, 2011, there is a $1.8 million deficit in retained earnings of the South African subsidiary.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal expense	9.4	1.6	15.8
Change in valuation allowance and other	(55.3)	(44.7)	(92.0)
Taxes on foreign operations at rates different than U.S. federal rates	3.2	(2.3)	(4.0)
Foreign tax credits	4.0	3.1	14.8
Non-deductible expenses	(1.3)	(2.6)	(0.8)

	(5.0)%	(9.9)%	(31.2)%

As noted above, the effective tax rate has fluctuated significantly year over year. These fluctuations are primarily the result of the change in loss before income taxes and non-controlling interest to $103.6 million for the year ended December 31, 2011 compared to $128.8 million and $37.4 million for the years ended December 31, 2010 and 2009, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $(0.6) million, $0.2 million and $0.2 million of interest in income tax expense related to uncertain tax positions arising in 2011, 2010 and 2009, respectively. The Company’s gross unrecognized tax benefits decreased by $4.5 million, $1.6 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, as a result of tax positions for the applicable year. A reconciliation of the beginning and ending amount of tax reserves for uncertain tax positions for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Unrecognized tax benefits – January 1	$8.3	$9.9	$11.8
Gross increase – prior period tax positions	—	—	0.4
Gross decrease – lapse in statute of limitations	(1.6)	—	—
Gross increase – current period tax positions	0.2	0.2	0.2
Gross decrease – current period tax positions	(3.1)	(1.8)	(2.5)

Unrecognized tax benefits – December 31	$3.8	$8.3	$9.9

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

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense totaled $19.8 million for the year ended December 31, 2011, $16.4 million for the year ended December 31, 2010 and $13.4 million, net of sublease rental income of $0.1 million, for the year ended December 31, 2009. At both December 31, 2011 and 2010, the Company has accrued $1.1 million included in other long-term liabilities on the consolidated balance sheets, in connection with asset retirement obligations relating to its leased facilities.

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2011 are as follows:

Amount
2012	$19.6
2013	19.8
2014	16.8
2015	14.7
2016	12.2
Thereafter	68.5

Future minimum lease payments	$151.6

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, California Consumers Legal Remedies Act, and California False Advertising Law. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. The Company does not know when the appeal will be decided. Notwithstanding the appeal, the case is currently proceeding in the district court. There has been written discovery and depositions, and the court has set a briefing schedule on class certification that calls for the completion of class certification briefing on May 18, 2012.

On November 10, 2010, a class action complaint was filed against the Company, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A. in the United States District Court for the Eastern District of New York. The complaint asserts various causes of action on behalf of several putative nationwide classes that largely overlap with one another. The claims asserted are in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, Connecticut Unfair Trade Practices Act, and New York’s General Business Law. On April 6, 2011, the Company and Trilegiant filed a motion to compel individual (non-class) arbitration of the plaintiff’s claims. The Company’s co-defendant, 1-800-Flowers.com, joined in the motion to compel arbitration, and co-defendant Chase Bank filed a motion to stay the case against it pending arbitration, or alternatively to dismiss. The Company does not know when the court will issue a ruling on these motions. As part of the plaintiff’s stated effort to dismiss this lawsuit and refile it in federal court in Connecticut, on December 23, 2011, the plaintiff sought to dismiss the Company, Trilegiant, and 1-800-Flower without prejudice. On January 4, 2012, the Company and Trilegiant objected to that dismissal (and 1-800-Flowers joined in that objection), seeking among other things dismissal with prejudice. Plaintiff responded to that objection on January 13, 2012, and we do not know when the court will enter a decision. Also, on January 13, 2012, the plaintiff sought to dismiss Chase without prejudice. On January 17, 2012, Chase filed an objection to the plaintiff’s dismissal request. The Company does not know when the court will rule on that issue.

On July 13, 2011, a class action lawsuit was filed against Affinion Group, LLC (“AGLLC”), Trilegiant, Apollo Global Management LLC, and Chase Bank USA, N.A., in the United States District Court for the District of Arizona. The complaint asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices

Act, and state common law. On October 18, 2011, Trilegiant, AGLLC, and Apollo filed a motion to stay, to which the plaintiff never responded. On November 1, 2011, Trilegiant and AGLLC filed a motion to compel arbitration, and Apollo joined in that motion and also sought dismissal. The plaintiff never responded to those motions. On December 14, 2011, the court issued a rule to show cause order directed to the plaintiff for the plaintiff’s failure to respond to the various motions. The plaintiff responded to that rule to show cause order on December 21, 2011. Previously, on December 15, 2011, the plaintiff sought to dismiss the action without prejudice, and December 21, 2011, Trilegiant, Affinion, and Apollo filed a brief urging the court to dismiss the action with prejudice. On January 17, 2012, Chase filed a motion to transfer this case to the Eastern District of New York (“EDNY”) so that it can be consolidated with the pending lawsuit in the EDNY.

On July 14, 2011, a class action lawsuit was filed against AGLLC, Trilegiant Corporation, Apollo Global Management, LLC, Avis Rent A Car System, LLC, Avis Budget Car Rental LLC, Avis Budget Group, Inc., and Bank of America, N.A. in the United States District Court for the District of Oregon, Portland Division. The complaint, which is substantially similar to the class action complaint described in the immediately preceding paragraph, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. On December 27, 2011, Plaintiff filed a notice of voluntary dismissal without prejudice, and the case was terminated by the court on January 6, 2012.

On August 4, 2011, a class action lawsuit was filed against AGLLC, Trilegiant Corporation, Apollo Global Management, LLC, and Chase Bank USA, N.A., in the United States District Court for the Southern District of Ohio. The complaint, which is substantially similar to the class action complaint described in the preceding two paragraphs, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. On December 23, 2011, the plaintiff filed a notice of voluntary dismissal as to Trilegiant, AGLLC, and Apollo. On February 10, 2012, the court entered an order dismissing the lawsuit in its entirety without prejudice.

On August 8, 2011, a class action lawsuit was filed against AGLLC, Trilegiant Corporation, Apollo Global Management, LLC, and American Express Company in the United States District Court for the Southern District of New York. The complaint, which is substantially similar to the class action complaint described in the preceding three paragraphs, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. On December 5, 2011, the court granted American Express’s motion to compel arbitration. On December 14, 2011, the plaintiff filed a notice of voluntary dismissal as to Trilegiant, AGLLC, and Apollo, and the case was closed by the court on the same day.

On October 6, 2011, the plaintiffs in the five preceding class action cases filed a motion under 28 U.S.C. § 1407 with the Judicial Panel on Multidistrict Litigation (“JPML”) seeking coordinated pretrial proceedings of the six preceding class action cases. Plaintiffs in those actions argue that the factual allegations in the cases raise common issues that make pretrial transfer appropriate; they seek transfer and consolidation of the cases to the United States District Court for the District of Connecticut. All of the defendants opposed that motion. On December 9, 2011, the JPML entered an order denying consolidation and transfer of these cases.

On October 25, 2011, a class action lawsuit was filed against AGLLC, Trilegiant, Apollo Global Management, LLC, IAC/InterActiveCorp., Shoebuy.com, and Chase Bank USA, N.A. in the United States District Court for the Central District of California. The complaint, which is substantially similar to the class action complaints filed in July 2011 and August 2011 that are described above, asserts various causes of action on behalf of putative nationwide classes in connection with the sale by Trilegiant of its membership programs. including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, and state common law. On December 14, 2011, the plaintiff filed a notice of voluntary dismissal as to all of the defendants except Chase.

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. On May 10, 2011, plaintiff filed a notice appealing the dismissal to the United States Court of Appeals for the Ninth Circuit. Plaintiff filed his opening appeals brief with the Ninth Circuit on October 17, 2011, and defendants filed their respective answering briefs on December 23, 2011. Plaintiff filed its reply brief on January 23, 2012. No date for oral argument on plaintiff’s appeal has been set.

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

On October 14, 2010, the Company and Trilegiant filed a declaratory relief action against the State of South Carolina, in the Court of Common Pleas of South Carolina for the County of Richland, Fifth Judicial Circuit, seeking a declaratory judgment that their marketing practices comply with South Carolina law. The Company and Trilegiant also seek a declaratory judgment that the State may not appoint private counsel to bring an action against the Company and Trilegiant on the State’s behalf. The State has filed a motion to dismiss both requests for declaratory judgment. The court has not yet ruled on the State’s motion. In response to the action commenced by the Company and Trilegiant, on December 17, 2010, the State of South Carolina appointed private counsel and filed a civil action against the Company and Trilegiant, in the Court of Common Pleas of South Carolina for the County of Spartanburg, Seventh Judicial Circuit, under the South Carolina Unfair Trade Practices Act, seeking civil penalties, restitution and an injunction. On December 31, 2010, the State filed its First Amended Complaint naming the Company, Trilegiant, and certain current and former officers as defendants. Also on December 31, 2010, the State filed its Notice of Motion and Motion for a Temporary Injunction. The Company and Trilegiant are attempting to resolve the matter through settlement but no assurance is made that a settlement will be reached.

On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and the Company’s Chief Executive Officer, in the Iowa District Court for Polk County. This action was superseded by an action filed on March 11, 2011. The superseding action does not name the Company’s Chief Executive Officer and alleges violations of Iowa’s Buying Club Law, and seeks injunctive relief as well as monetary relief. The case has been dismissed without prejudice. The Company is attempting to resolve the matter through settlement but no assurance is made that a settlement will be reached.

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

In that regard, in August 2010, the Company entered into a voluntary Assurance of Discontinuance with the New York Attorney General’s Office. Pursuant to that settlement, the Company agreed to cease in New York its online marketing practices relating to the acquisition of consumers’ credit or debit card account numbers automatically from its retailer or merchant marketing partners when a consumer enrolls in one of the Company’s programs after making a purchase through one of such partners’ web sites as previously agreed to with the U.S. Senate Committee on Commerce, Science and Transportation on January 6, 2010. Additionally, the Company agreed, among other things, with the New York Attorney General’s Office to cease in New York “live check” marketing whereby a consumer enrolls in a program or service by endorsing and cashing a check. As part of such settlement, the Company paid $3.0 million in fees, costs, and penalties and approximately $1.8 million as restitution to New York consumers in addition to refund claims. As of September 13, 2010, Webloyalty also entered into a similar settlement agreement with the New York Attorney General’s Office. Pursuant to that settlement, Webloyalty agreed to pay $5.2 million in costs, fines and penalties, establish a restitution program for certain New York residents that joined a Webloyalty membership program between October 1, 2008 and January 13, 2010 and submitted a valid claim form, and implement changes to Webloyalty’s marketing of its membership programs. All costs, fines and penalties relating to the settlement were paid by Webloyalty in October 2010. Restitution to New York consumers in the amount of $2.6 million was paid in 2011.

The Company believes that the amount accrued for the above litigation and contingencies matters is adequate, and the reasonably possible loss beyond the amounts accrued will not have a material effect on its audited consolidated financial statements, taken as a whole, based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that accruals are adequate and it intends to vigorously defend itself against such matters, unfavorable resolution could occur, which could have a material effect on the Company’s audited consolidated financial statements, taken as a whole.

Other Commitments

In the ordinary course of business, the Company enters into purchase agreements for its marketing and membership program support and travel services. The commitments covered by these agreements as of December 31, 2011 totaled approximately $11.4 million for 2012, $8.0 million for 2013, $6.8 million for 2014, $6.7 million for 2015, $6.5 million for 2016 and $0.5 million thereafter.

In December 2009, the Company entered into an operating lease for a new 140,000 square foot headquarters facility. The lease term for the new headquarters facility extends to 2024. The Company commenced occupancy of the new facility in April 2010. As a result of vacating the prior headquarters facility, the Company recognized a charge during the year ended December 31, 2010 of $8.0 million, comprised principally of future lease costs and related expenses for the prior headquarters facility. During 2011, the Company recognized a charge of $6.2 million, primarily related to the closure of several facilities previously utilized by Webloyalty and an adjustment of the liability associated with the Company’s prior headquarters facility. At December 31, 2011 and 2010, $9.8 million and $6.8 million, respectively, related to these facility exit costs is included in other long-term liabilities on the consolidated balance sheet.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of December 31, 2011, the Company provided guarantees for surety bonds totaling approximately $11.8 million and issued letters of credit and performance bonds totaling $9.2 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of December 31, 2011, there were 5.7 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of December 31, 2011, after conversion of the outstanding options under the webloyalty.com ISO Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.1 million shares of Affinion Holdings’ common stock at an exercise price of $0.98. All of the outstanding options were vested as of December 31, 2011 and expire in September 2012. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. After conversion of the outstanding options under the webloyalty.com NQ Plan into options to acquire shares of Affinion Holdings’ common stock, during 2011, less than 0.1 million options to acquire shares of Affinion Holdings common stock, at an exercise price of $1.17 were exercised. As of December 31, 2011, there were no outstanding stock options to acquire shares of Affinion Holdings’ common stock granted under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2011, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings common stock at exercise prices ranging from $4.83 to $14.45. Substantially all of the outstanding options were vested as of December 31, 2011 and expire between May 2015 and September 2018.

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

Stock Options

During 2011, 2010 and 2009, 2.8 million, 0.1 million and 0.9 million stock options, respectively, were granted to employees pursuant to the 2007 Plan. The stock options granted in 2011, 2010 and 2009 had exercise prices of $9.16, $12.63 and $15.25, respectively, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During 2011, 2010 and 2009, Affinion Holdings granted 0.1 million stock options, less than 0.1 million stock options and 0.1 million stock options, respectively, to members of the Board of Directors with exercise prices of $9.16, $12.63 and $15.25, respectively, equal to the estimated fair value of a share of the underlying common stock on the dates of grant. These options were fully vested as of the date of grant and have a 10-year option term.

The fair value of each option award issued pursuant to the 2007 Plan during the years ended December 31, 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2011 Grants	2010 Grants	2009 Grants
Expected volatility	44%	66%	66%
Expected life (in years)	4.92-6.08	6.25	6.25
Risk-free interest rate	2.03-2.37%	2.79%	2.24%
Expected dividends	—	—	—

A summary of option activity for the 2005 Plan and the 2007 Plan is presented below (number of options in thousands):

	2005 Plan – Grants to Employees - Tranche A	2005 Plan – Grants to Employees - Tranche B	2005 Plan – Grants to Employees - Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2009	2,041	1,003	1,003	318	779
Granted	—	—	—	108	904
Exercised	—	—	—	—	—
Forfeited or expired	(233)	(103)	(103)	—	(62)

Outstanding options at December 31, 2009	1,808	900	900	426	1,621
Granted	—	—	—	15	100
Exercised	(3)	—	—	—	—
Forfeited or expired	(154)	(93)	(93)	—	(209)

Outstanding options at December 31, 2010	1,651	807	807	441	1,512
Granted	—	—	—	52	2,774
Exercised	(6)	—	—	—	—
Forfeited or expired	(87)	(40)	(40)	(70)	(436)

Outstanding options at December 31, 2011	1,558	767	767	423	3,850

Vested or expected to vest at December 31, 2011	1,558	767	767	423	3,850

Exercisable options at December 31, 2011	1,558	—	—	423	931

Weighted average remaining contractual term (in years)	4.0	4.0	4.0	5.5	8.6
Weighted average grant date fair value per option – 2009	$—	$—	$—	$9.44	$9.44
Weighted average grant date fair value per option – 2010	—	—	—	$7.94	$7.94
Weighted average grant date fair value per option – 2011	—	—	—	$3.71	$4.11

The weighted average exercise price of outstanding options at December 31, 2011, 2010 and 2009 was $6.54, $5.67 and $5.59, respectively. The weighted average exercise price of options granted, exercised and forfeited during 2011 were $9.16, $1.43 and $11.44, respectively. The weighted average exercise price of options granted, exercised and forfeited during 2010 were $12.63, $1.43 and $6.31, respectively. Based on the estimated fair values of options granted, stock compensation expense for the years ended December 31, 2011, 2010 and 2009 totaled $5.6 million, $4.2 million and $5.0 million, respectively. As of December 31, 2011, there was $12.5 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.4 years.

In addition, during the year ended December 31, 2011, the Company recognized stock-based compensation expense of $0.1 million relating to stock options granted under the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan that were converted into options to acquire shares of common stock of Affinion Holdings in connection with the Webloyalty acquisition. These options are time-based options vesting ratably on each of the first four anniversaries subsequent to the grant date. As of December 31, 2011, there were 0.1 million fully vested options outstanding under the webloyalty.com ISO Plan with an exercise price of $0.98 per share and a weighted average remaining contractual life of 0.7 years. As of December 31, 2011, there were no stock options outstanding under the webloyalty.com NQ Plan. As of December 31, 2011, there were 0.6 million options outstanding under the Webloyalty 2005 Plan, substantially all of which were fully vested, with exercises prices ranging from $4.83 to $14.45 per share and a weighted average remaining contractual life of 5.0 years.

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

A summary of restricted stock activity is presented below (number of shares of restricted stock in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2009	63	$9.52
Granted	—	—
Vested	—	—
Forfeited	(21)	9.52

Outstanding restricted unvested awards at December 31, 2009	42	9.52
Granted	—	—
Vested	(42)	9.52
Forfeited	—	—

Outstanding restricted unvested awards at December 31, 2010 and 2011	—	$—

Weighted average remaining contractual term (in years)	—

Based on the estimated fair values of restricted stock granted, stock compensation expense for the year ended December 31, 2010 totaled $0.1 million. There was no stock compensation expense recognized for the year ended December 31, 2009 related to restricted stock grants. As of December 31, 2011, there was no unrecognized compensation cost related to restricted stock granted.

Restricted Stock Units

On January 13, 2010, the Board’s Compensation Committee approved the Amended and Restated 2010 Retention Award Program (the “RAP”), which provides for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan and granted approximately 942,000 RSUs to key employees. The RSUs awarded under the RAP have an aggregate cash election dollar value of approximately $9.9 million and are subject to time-based vesting conditions that run through the first quarter of 2012. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the aggregate cash election dollar value of RSUs that will be awarded to such participant (the “Dollar Award Value”) multiplied by 1.2, divided by (ii) $12.63 (i.e. the value per share of Affinion Holdings’ common stock as of December 31, 2009). Upon vesting of the RSUs, participants may settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the four vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. In July 2010, the Board issued an additional 34,000 RSUs to key employees under the same terms. In December 2010, the Board granted 75,000 RSUs to a new key employee that vest ratably on each of the first three anniversaries of the employee’s date of employment. In July 2011, the Board granted 50,000 RSUs that are subject to time-based vesting conditions that run through the third quarter of 2013 to a key employee. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as liability awards.

A summary of restricted stock unit activity for the years ended December 31, 2011 and 2010 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested units at January 1, 2010	—
Granted	1,051	$12.63
Vested	(225)	12.63
Forfeited	(89)	12.63

Outstanding restricted unvested units at December 31, 2010	737	12.63
Granted	50	9.16
Vested	(430)	12.63
Forfeited	(65)	12.63

Outstanding restricted unvested units at December 31, 2011	292	$12.04

Weighted average remaining contractual term (in years)	0.6

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the years ended December 31, 2011 and 2010 was $5.3 million and $4.6 million, respectively. As of December 31, 2011, there was $1.4 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.7 years.

13. EMPLOYEE BENEFIT PLANS

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, the Company matched the contributions of participating employees based on 100% of the first 4% of the participating employee’s contributions up to 4% of the participating employee’s salary. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $6.4 million for the year ended December 31, 2011, $5.4 million for the year ended December 31, 2010 and $4.7 million for the year ended December 31, 2009.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis/Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011 and warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo.

Certain marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (i) a fee for each call transferred, (ii) a bounty payment for each user that enrolls in one of the Company’s membership programs or (iii) a percentage of net membership revenues. These agreements generally expired in December 2010, subject to automatic one year renewal periods, and were generally terminable by the applicable Cendant party following December 31, 2007 upon six months written notice to the Company. In the event that a Cendant subsidiary terminated an agreement prior to December 31, 2010, the Cendant subsidiary was required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. During 2010, a supplemental agreement was entered into which had the effect of extending the remaining marketing agreements to December 31, 2012. The expense incurred for such services was $2.3 million, $2.0 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in marketing and commissions expense in the accompanying consolidated statements of operations. In addition, as a result of the failure by certain current and former Cendant subsidiaries to meet the specified minimum volume commitments under certain of the marketing agreements and the early termination of one of the marketing agreements by one of the Cendant subsidiaries, the Company recognized revenue of $5.4 million and $23.2 million for the years ended December 31, 2010 and 2009, respectively, which is included in net revenues in the accompanying consolidated statements of operations. There was no revenue recognized for the year ended December 31, 2011.

Under the loyalty and rewards program administration agreements, the Company continues to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expired on December 31, 2009, subject to automatic one year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice. A termination notice was received related to one of the programs and administration of that program ceased during 2010. The contract to administer the other program was renewed for a three year term. The amount included in net revenues in the consolidated statements of operations for such services attributable to agreements with Realogy and Wyndham was $2.1 million, $4.7 million and $8.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (i) becomes bankrupt or insolvent, (ii) commits a material, uncured breach of a loyalty and reward agreement, or (iii) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

On August 22, 2008, the Company entered into an agreement to acquire certain assets and assume certain liabilities of RCI Europe. The acquisition closed during the fourth quarter of 2008 for nominal consideration. Under the agreement, the Company acquired all of the assets and all of the liabilities of RCI Europe’s travel services business that served the Company’s customers in Europe. Following this acquisition, the Company provides travel services directly to its customers. The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with RCI Europe relating to office space and certain other transition services. The revenue earned for such services was $0.2 million for the each of the years ended December 31, 2011, 2010 and 2009 and is included in net revenues in the consolidated statements of operations. The expense incurred for such services was $1.0 million for the year ended December 31, 2011 and $1.1 million for each of the years ended December 31, 2010 and 2009, and is included in operating costs in the consolidated statement of operations.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the consolidated statements of operations for such services was $0.8 million, $1.1 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion will increase to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. The amount expensed related to this consulting agreement was $2.6 million, $2.0 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in general and administrative expenses in the accompanying consolidated statement of operations. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

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

During 2006 Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services and litigation settlement administration services to the Company. The fee incurred for these services for the years ended December 31, 2011, 2010 and 2009 was $1.1 million, $1.1 million and $1.2 million, respectively, and is included in operating expenses in the consolidated statements of operations.

During the years ended December 31, 2011, 2010 and 2009, the Company purchased $5.2 million, $2.6 million and $0.7 million, respectively, of gift cards from AMC Entertainment, Inc., a company owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statements of operations.

On June 11, 2009, the Company utilized cash on hand and available funds under its revolving credit facility to purchase $64.0 million face amount of Affinion Holdings’ outstanding debt from an affiliate of Apollo for $44.8 million. As a result of Affinion Holdings’ election to pay interest by adding such interest to the principal amount of the debt for the interest periods ended September 1, 2009, February 26, 2010 and August 30, 2010, the Company increased the carrying amount of the debt securities by $7.4 million, including $6.1 million and $1.3 million during the years ended December 31, 2010 and 2009, respectively. Through October 2010, these debt securities, along with an additional $5.0 million of debt securities purchased from a third-party for $4.4 million in November 2009, were classified as held-to-maturity debt securities and were included in other non-current assets on the December 31, 2009 balance sheet at their aggregate amortized cost of $54.9 million. In October 2010, Affinion Holdings redeemed its outstanding debt and the Company received proceeds of $78.9 million. The excess of the proceeds in the amount of $11.2 million over the Company’s carrying amount of $67.7 million at the time of the redemption was treated as a capital contribution for accounting purposes.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to 3.6%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provided support services to Alclear and recognized revenue of $1.1 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively.

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

Each of the three interest rate swaps was recorded at fair value, either as an asset or liability. The changes in the fair value of the swaps, which are not designated as hedging instruments, are included in interest expense in the accompanying consolidated statements of operations. For the years ended December 31, 2011, 2010 and 2009, the Company recorded interest expense of $2.5 million, $19.9 million and $13.9 million, respectively, related to the interest rate swaps.

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

	2012	2013	2014	2015	2016	2017 and Thereafter	Total	Fair Value At December 31, 2011
Fixed rate debt	$0.6	$0.5	$0.4	$355.7	$0.1	$475.0	$832.3	$715.7
Average interest rate	9.43%	9.43%	9.43%	9.43%	7.88%	7.88%
Variable rate debt	$11.3	$11.3	$11.2	$11.2	$1,062.2	$—	$1,107.2	$984.0
Average interest rate (a)	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed - Interest rate swap (b)								$(10.4)
Average pay rate	2.99%
Average receive rate	0.63%

(a)	Average interest rate is based on rates in effect at December 31, 2011.

(b)	The fair value of the interest rate swaps is included in accounts payable and accrued expenses at December 31, 2011. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

Foreign Currency Forward Contracts

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In April 2011, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 4.3 million and receive $7.2 million thirty days after the contract date. In May 2011, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. During the years ended December 31, 2011 and 2010, the Company recognized a realized gain on the forward contracts of $0.3 million and $0.1 million, respectively, and had a de minimis unrealized gain as of December 31, 2011.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. Such risk was managed by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2011 and 2010, approximately $62.8 million and $73.7 million, respectively, of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at December 31, 2011 and 2010 due to the short-term maturities of these assets and liabilities.

b.	Investments—At December 31, 2010, the carrying amount of equity investments, which are included in other current assets on the consolidated balance sheets, approximates fair value, which is based on quoted market prices or other available market information. There are no equity investments at December 31, 2011.

c.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2011 and 2010 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

d.	Interest Rate Swaps—At December 31, 2011 and 2010, the current and non-current (2010 only) portion of the Company’s estimated fair value of its interest rate swaps, which is included in accounts payable and accrued expenses and other long-term liabilities on the consolidated balance sheets, is based upon available market information. The fair value of the interest rate swaps are based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swaps. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps. The counterparty to the remaining interest rate swap is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

e.	Foreign Currency Forward Contracts—At December 31, 2011 and 2010, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contract. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

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

The fair values of certain financial instruments as of December 31, 2011 are shown in the table below:

	Fair Value Measurements at December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps (included in accounts payable and accrued expenses)	$(10.4)	$—	$(10.4)	$—

The fair values of certain financial instruments as of December 31, 2010 are shown in the table below:

	Fair Value Measurements at December 31, 2010
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities (included in other current assets)	$0.1	$0.1	$—	$—
Interest rate swaps (included in accounts payable and accrued expenses)	(3.9)	—	(3.9)	—
Interest rate swaps (included in other long-term liabilities)	(18.2)	—	(18.2)	—

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

Net Revenues

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Affinion North America
Membership products	$772.3	$689.9	$710.8
Insurance and package products	337.7	345.6	339.2
Loyalty products	140.4	102.5	77.3
Eliminations	(3.5)	(3.4)	(3.7)

Total North America	1,246.9	1,134.6	1,123.6
Affinion International
International products	288.3	241.7	253.3

Total Net Revenues	$1,535.2	$1,376.3	$1,376.9

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Affinion North America
Membership products	$127.8	$109.6	$149.2
Insurance and package products	96.7	94.1	98.1
Loyalty products	49.3	32.0	28.0

Total North America	273.8	235.7	275.3
Affinion International
International products	38.6	29.8	30.2

Total products	312.4	265.5	305.5
Corporate	(30.2)	(13.9)	(8.3)

Total Segment EBITDA	$282.2	$251.6	$297.2

Provided below is a reconciliation of Segment EBITDA to income from operations.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Segment EBITDA	$282.2	$251.6	$297.2
Depreciation and amortization	(238.7)	(195.2)	(201.0)

Income (loss) from operations	$43.5	$56.4	$96.2

Depreciation and Amortization

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Membership products	$124.4	$87.2	$86.5
Insurance and package products	60.2	64.8	71.5
Loyalty products	14.0	11.4	12.0
International products	40.1	31.8	31.0

Total Depreciation and Amortization	$238.7	$195.2	$201.0

Segment Assets

	December 31, 2011	December 31, 2010
Membership products	$716.7	$536.4
Insurance and package products	320.1	367.8
Loyalty products	224.3	228.8
International products	271.7	217.8

Total products	1,532.8	1,350.8
Corporate	118.2	164.4

Total Assets	$1,651.0	$1,515.2

Capital Expenditures

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Membership products	$25.7	$16.2	$25.0
Insurance and package products	5.3	3.3	2.1
Loyalty products	9.1	5.2	3.9
International products	15.0	10.4	8.9

	55.1	35.1	39.9
Corporate	1.8	4.8	—

Total Capital Expenditures	$56.9	$39.9	$39.9

Total Revenues

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
U.S.	$1,246.9	$1,134.6	$1,123.6
U.K.	145.0	121.5	132.3
Other	143.3	120.2	121.0

Total Revenues	$1,535.2	$1,376.3	$1,376.9

Total Assets

	December 31, 2011	December 31, 2010
U.S.	$1,379.3	$1,297.4
U.K.	126.0	86.5
Other	145.7	131.3

Total Assets	$1,651.0	$1,512.2

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net revenues	$366.9	$387.1	$394.7	$386.5

Marketing and commissions	$143.9	$159.9	$168.7	$165.2

Operating costs	$108.0	$109.2	$116.0	$108.3

General and administrative	$52.8	$44.6	$39.6	$30.6

Facility exit costs	$—	$1.3	$2.9	$2.0

Depreciation and amortization	$49.9	$73.0	$60.4	$55.4

Net loss	$(27.8)	$(39.5)	$(33.1)	$(8.4)

2010
Net revenues	$343.2	$340.5	$346.5	$346.1

Marketing and commissions	$138.7	$141.1	$143.8	$159.7

Operating costs	$93.9	$89.3	$92.5	$100.1

General and administrative	$35.4	$38.2	$33.0	$51.0

Facility exit costs	$—	$8.0	$—	$—

Depreciation and amortization	$48.5	$48.6	$50.1	$48.0

Net loss	$(12.5)	$(34.5)	$(13.0)	$(81.6)

18.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of December 31, 2011 and 2010, and the related condensed consolidating statements of operations and cash flows for the years ended December 31, 2011, 2010 and 2009 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$57.2	$2.8	$26.3	$—	$86.3
Restricted cash	—	22.6	7.8	—	30.4
Receivables, net	1.6	87.6	37.6	—	126.8
Receivables from related parties	—	0.6	0.2	—	0.8
Profit-sharing receivables from insurance carriers	—	73.3	0.7	—	74.0
Prepaid commissions	—	47.7	4.9	—	52.6
Income taxes receivable	—	0.7	1.4	—	2.1
Intercompany loans receivable	16.0	—	—	(16.0)	—
Other current assets	4.7	33.7	29.7	—	68.1

Total current assets	79.5	269.0	108.6	(16.0)	441.1
Property and equipment, net	9.1	102.0	23.6	—	134.7
Contract rights and list fees, net	—	22.5	—	—	22.5
Goodwill	—	553.5	74.0	—	627.5
Other intangibles, net	—	295.1	56.1	—	351.2
Investment in subsidiaries	2,127.0	77.1	—	(2,204.10)	—
Intercompany loan receivable	31.4	—	—	(31.4)	—
Intercompany receivables	—	1,222.2	—	(1,222.2)	—
Other non-current assets	35.4	28.2	10.4	—	74.0

Total assets	$2,282.4	$2,569.6	$272.7	$(3,473.7)	$1,651.0

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.2	$0.7	$—	$—	$11.9
Accounts payable and accrued expenses	99.0	213.9	85.2	—	398.1
Payables to related parties	34.7	0.4	0.2	—	35.3
Intercompany loans payable	—	—	16.0	(16.0)	—
Deferred revenue	—	123.2	29.3	—	152.5
Income taxes payable	1.0	0.7	1.7	—	3.4

Total current liabilities	145.9	338.9	132.4	(16.0)	601.2
Long-term debt	1,921.4	1.1	—	—	1,922.5
Deferred income taxes	—	54.8	12.7	—	67.5
Deferred revenue	—	9.6	8.2	—	17.8
Intercompany loan payable	—	—	31.4	(31.4)	—
Intercompany payables	1,210.7	—	11.5	(1,222.2)	—
Other long-term liabilities	17.1	34.7	1.9	—	53.7

Total liabilities	3,295.1	439.1	198.1	(1,269.6)	2,662.7
Total Affinion Group, Inc. deficit	(1,012.7)	2,130.5	73.6	(2,204.1)	(1,012.7)
Non-controlling interest in subsidiary	—	—	1.0	—	1.0

Total deficit	(1,012.7)	2,130.5	74.6	(2,204.1)	(1,011.7)

Total liabilities and deficit	$2,282.4	$2,569.6	$272.7	$(3,473.7)	$1,651.0

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$104.8	$3.2	$13.1	$—	$121.1
Restricted cash	3.4	21.5	10.4	—	35.3
Receivables, net	1.6	76.3	41.4	—	119.3
Receivables from related parties	—	5.8	0.3	—	6.1
Profit-sharing receivables from insurance carriers	—	73.7	1.3	—	75.0
Prepaid commissions	—	51.8	6.2	—	58.0
Income taxes receivable	—	1.6	1.2	—	2.8
Intercompany loans receivable	12.5	—	—	(12.5)	—
Other current assets	4.2	36.2	25.5	—	65.9

Total current assets	126.5	270.1	99.4	(12.5)	483.5
Property and equipment, net	8.2	84.4	20.8	—	113.4
Contract rights and list fees, net	—	19.7	6.2	—	25.9
Goodwill	—	371.6	31.1	—	402.7
Other intangibles, net	—	358.7	51.9	—	410.6
Investment in subsidiaries	1,719.3	—	—	(1,719.3)	—
Intercompany loan receivable	32.1	—	—	(32.1)	—
Intercompany receivables	—	945.0	—	(945.0)	—
Other non-current assets	43.8	25.8	9.5	—	79.1

Total assets	$1,929.9	$2,075.3	$218.9	$(2,708.9)	$1,515.2

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$8.7	$0.4	$—	$—	$9.1
Accounts payable and accrued expenses	99.1	177.1	91.1	—	367.3
Payables to related parties	14.6	0.7	2.0	—	17.3
Intercompany loans payable	—	—	12.5	(12.5)	—
Deferred revenue	0.1	136.8	27.0	—	163.9
Income taxes payable	1.0	—	1.8	—	2.8

Total current liabilities	123.5	315.0	134.4	(12.5)	560.4
Long-term debt	1,684.2	1.0	—	—	1,685.2
Deferred income taxes	—	42.9	11.3	—	54.2
Deferred revenue	—	13.0	8.0	—	21.0
Intercompany loan payable	—	—	32.1	(32.1)	—
Intercompany payables	943.9	—	1.1	(945.0)	—
Other long-term liabilities	44.5	2.8	12.0	—	59.3

Total liabilities	2,796.1	374.7	198.9	(989.6)	2,380.1
Total Affinion Group, Inc. deficit	(866.2)	1,700.6	18.7	(1,719.3)	(866.2)
Non-controlling interest in subsidiary	—	—	1.3	—	1.3

Total deficit	(866.2)	1,700.6	20.0	(1,719.3)	(864.9)

Total liabilities and deficit	$1,929.9	$2,075.3	$218.9	$(2,708.9)	$1,515.2

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,246.9	$288.3	$—	$1,535.2

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	531.1	106.6	—	637.7
Operating costs	—	314.8	126.7	—	441.5
General and administrative	34.1	102.5	31.0	—	167.6
Facility exit costs	—	5.6	0.6	—	6.2
Depreciation and amortization	1.2	197.4	40.1	—	238.7

Total expenses	35.3	1,151.4	305.0	—	1,491.7

Income from operations	(35.3)	95.5	(16.7)	—	43.5
Equity in income of subsidiaries	69.0	—	—	(69.0)	—
Interest income	0.3	0.3	0.4	—	1.0
Interest income – intercompany	1.2	—	—	(1.2)	—
Interest expense	(145.3)	(0.9)	(2.1)	—	(148.3)
Interest expense – intercompany	—	—	(1.2)	1.2	—
Other income (expense), net	—	0.2	—	—	0.2

Loss before income taxes and non-controlling interest	(110.1)	95.1	(19.6)	(69.0)	(103.6)
Income tax benefit (expense)	0.4	(8.1)	2.5	—	(5.2)

Net loss	(109.7)	87.0	(17.1)	(69.0)	(108.8)
Less: net income attributable to non-controlling interest	—	—	(0.9)	—	(0.9)

Net loss attributable to Affinion Group, Inc.	$(109.7)	$87.0	$(18.0)	$(69.0)	$(109.7)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,134.6	$241.7	$—	$1,376.3

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	506.2	77.1	—	583.3
Operating costs	—	268.1	107.7	—	375.8
General and administrative	29.5	97.8	30.2	—	157.6
Facility exit costs	—	8.0	—	—	8.0
Depreciation and amortization	1.0	162.5	31.8	—	195.2

Total expenses	30.5	1,042.6	246.8	—	1,319.9

Income from operations	(30.5)	92.0	(5.1)	—	56.4
Equity in income of subsidiaries	80.1	—	—	(80.1)	—
Interest income	0.3	0.3	11.0	—	11.6
Interest income – intercompany	1.2	—	—	(1.2)	—
Interest expense	(155.5)	0.3	(2.8)	—	(158.0)
Interest expense – intercompany	—	—	(1.2)	1.2	—
Loss on extinguishment of debt	(37.0)	—	—	—	(37.0)
Other income (expense), net	—	0.1	(1.9)	—	(1.8)

Loss before income taxes and non-controlling interest	(141.4)	92.7	—	(80.1)	(128.8)
Income tax expense	(1.2)	(8.0)	(3.6)	—	(12.8)

Net loss	(142.6)	84.7	(3.6)	(80.1)	(141.6)
Less: net income attributable to non-controlling interest	—	—	(1.0)	—	(1.0)

Net loss attributable to Affinion Group, Inc.	$(142.6)	$84.7	$(4.6)	$(80.1)	$(142.6)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$1,123.6	$253.3	$—	$1,376.9

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	526.7	91.5	—	618.2
Operating costs	—	246.1	110.3	—	356.4
General and administrative	14.4	64.1	26.6	—	105.1
Depreciation and amortization	—	170.0	31.0	—	201.0

Total expenses	14.4	1,006.9	259.4	—	1,280.7

Income from operations	(14.4)	116.7	(6.1)		96.2
Equity in income of subsidiaries	91.4	—	—	(91.4)	—
Interest income	—	0.1	8.0	—	8.1
Interest income - intercompany	0.1	—	—	(0.1)	—
Interest expense	(125.4)	(0.6)	(3.7)	—	(129.7)
Interest expense - intercompany	—	—	(0.1)	0.1	—
Other income (expense), net	—	0.1	(12.1)	—	(12.0)

Loss before income taxes and non-controlling interest	(48.3)	116.3	(14.0)	(91.4)	(37.4)
Income tax (expense) benefit	(1.7)	(8.4)	(1.6)	—	(11.7)

Net loss	(50.0)	107.9	(15.6)	(91.4)	(49.1)
Less: net income attributable to non-controlling interest	—	—	(0.9)	—	(0.9)

Net loss attributable to Affinion Group, Inc.	$(50.0)	$107.9	$(16.5)	$(91.4)	$(50.0)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(109.7)	$87.0	$(17.1)	$(69.0)	$(108.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1.2	197.4	40.1	—	238.7
Amortization of debt discount and financing costs	8.3	—	—	—	8.3
Unrealized loss on interest rate swaps	2.5	—	—	—	2.5
Facility exit costs	—	5.6	0.6	—	6.2
Share-based compensation	11.0	—	—	—	11.0
Equity in (income) loss of subsidiaries	(69.0)	—	—	69.0	—
Deferred income taxes	0.3	8.2	(6.2)	—	2.3
Payment received for assumption of loyalty points program liability	—	4.7	—	—	4.7
Net change in assets and liabilities:
Restricted cash	3.4	(1.1)	(0.4)	—	1.9
Receivables	—	(6.1)	5.4	—	(0.7)
Receivables from related parties	0.1	1.0	(0.1)	—	1.0
Profit-sharing receivables from insurance carriers	—	0.5	0.6	—	1.1
Prepaid commissions	—	4.1	1.3	—	5.4
Other current assets	(0.5)	6.9	0.7	—	7.1
Contract rights and list fees	—	(3.5)	—	—	(3.5)
Other non-current assets	(1.6)	8.9	0.4	—	7.7
Accounts payable and accrued expenses	(11.0)	(8.9)	(16.4)	—	(36.3)
Payables to related parties	(5.8)	(0.7)	(1.9)	—	(8.4)
Deferred revenue	(0.1)	(18.2)	2.3	—	(16.0)
Income taxes receivable and payable	0.1	1.5	0.7	—	2.3
Other long-term liabilities	(10.1)	(0.3)	(10.0)	—	(20.4)
Other, net	0.6	(0.1)	0.4	—	0.9

Net cash provided by operating activities	(180.3)	286.9	0.4	—	107.0

Investing Activities
Capital expenditures	(1.8)	(40.1)	(15.0)	—	(56.9)
Acquisition-related payments, net of cash acquired	(31.8)	2.7	(4.3)	—	(33.4)
Cash acquired in Webloyalty acquisition	—	10.4	15.7	—	26.1
Restricted cash	—	—	3.2	—	3.2

Net cash used in investing activities	(33.6)	(27.0)	(0.4)	—	(61.0)

Financing Activities
Proceeds from issuance of term loan	250.0	—	—	—	250.0
Deferred financing costs	(5.8)	—	—	—	(5.8)
Principal payments on borrowings	(11.3)	(0.5)	—	—	(11.8)
Return of capital to parent company	(323.2)	—	—	—	(323.2)
Intercompany receivables and payables	250.8	(259.8)	9.0	—	—
Intercompany loans	(3.6)	—	3.6	—	—
Capital contribution	(6.0)	—	6.0	—	—
Receivables from and payables to parent company	15.4	—	—	—	15.4
Repurchase of employee equity award of a subsidiary	—	—	(3.5)	—	(3.5)
Distribution to non-controlling interest of a subsidiary	—	—	(1.1)	—	(1.1)

Net cash provided by financing activities	166.3	(260.3)	14.0	—	(80.0)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.8)	—	(0.8)

Net increase in cash and cash equivalents	(47.6)	(0.4)	13.2	—	(34.8)
Cash and cash equivalents, beginning of period	104.8	3.2	13.1	—	121.1

Cash and Cash Equivalents, End of Period	$57.2	$2.8	$26.3	$—	$86.3

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(142.6)	$84.7	$(3.6)	$(80.1)	$(141.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.9	162.5	31.8	—	195.2
Amortization of favorable and unfavorable contracts	—	(2.2)	—	—	(2.2)
Amortization of debt discount and financing costs	10.6	—	—	—	10.6
Unrealized loss on interest rate swaps	2.9	—	—	—	2.9
Unrealized foreign currency transaction loss	—	—	1.9	—	1.9
Loss on extinguishment of debt	37.0	—	—	—	37.0
Facility exit costs	—	8.0	—	—	8.0
Share-based compensation	8.8	—	2.3	—	11.1
Equity in (income) loss of subsidiaries	(80.1)	—	—	80.1	—
Interest accretion on held-to-maturity debt securities	—	—	(6.0)	—	(6.0)
Deferred income taxes	(0.4)	7.4	—	—	7.0
Payment received for assumption of loyalty points program liability	—	6.5	—	—	6.5
Net change in assets and liabilities:
Restricted cash	(3.4)	0.6	0.6	—	(2.2)
Receivables	(0.6)	14.8	(0.5)	—	13.7
Receivables from and payables to related parties	(3.3)	(0.8)	(6.4)	—	(10.5)
Profit-sharing receivables from insurance carriers	—	(5.2)	1.8	—	(3.4)
Prepaid commissions	—	5.5	0.9	—	6.4
Other current assets	3.0	(9.7)	(5.9)	—	(12.6)
Contract rights and list fees	—	(2.2)	—	—	(2.2)
Other non-current assets	(0.1)	4.4	0.3	—	4.6
Accounts payable and accrued expenses	30.6	17.1	(0.3)	—	47.4
Deferred revenue	(1.7)	(34.7)	(7.1)	—	(43.5)
Income taxes receivable and payable	—	(0.1)	(5.0)	—	(5.1)
Other long-term liabilities	4.7	(3.4)	(6.9)	—	(5.6)
Other, net	2.2	—	2.2	—	4.4

Net cash provided by operating activities	(131.5)	253.2	0.1	—	121.8

Investing Activities
Capital expenditures	(4.8)	(24.7)	(10.4)	—	(39.9)
Acquisition-related payments, net of cash acquired	—	(167.8)	(4.0)	—	(171.8)
Redemption (purchase) of held-to-maturity debt securities of Affinion Group Holdings, Inc	—	—	78.9	—	78.9
Restricted cash	—	—	1.5	—	1.5

Net cash used in investing activities	(4.8)	(192.5)	66.0	—	(131.3)

Financing Activities
Proceeds from issuance of term loan	875.0	—	—	—	875.0
Proceeds from issuance of senior notes	471.5	—	—	—	471.5
Deferred financing costs	(35.5)	—	—	—	(35.5)
Repayment of term loan	(655.3)	—	—	—	(655.3)
Redemption of senior notes	(467.6)	—	—	—	(467.6)
Principal payments on borrowings	—	(0.3)	—	—	(0.3)
Dividends paid to parent company	(119.8)	—	—	—	(119.8)
Intercompany receivables and payables	205.5	(205.3)	(0.2)	—	—
Intercompany loans	20.0	—	(20.0)	—	—
Intercompany dividends	29.7	—	(29.7)	—	—
Capitalization of subsidiary	(86.3)	134.5	(48.2)	—	—
Repurchase of employee equity award of a subsidiary	—	—	(3.6)	—	(3.6)
Distribution to non-controlling interest of a subsidiary	—	—	(1.0)	—	(1.0)

Net cash provided by financing activities	237.2	(71.1)	(102.7)	—	63.4

Effect of changes in exchange rates on cash and cash equivalents	—	—	(2.6)	—	(2.6)

Net increase in cash and cash equivalents	100.9	(10.4)	(39.2)	—	51.3
Cash and cash equivalents, beginning of period	3.9	13.6	52.3	—	69.8

Cash and Cash Equivalents, End of Period	$104.8	$3.2	$13.1	$—	$121.1

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(50.0)	$107.9	$(15.6)	$(91.4)	$(49.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.2	169.9	30.9	—	201.0
Amortization of favorable and unfavorable contracts	—	(2.2)	—	—	(2.2)
Amortization of debt discount and financing costs	8.2	—	—	—	8.2
Unrealized loss on interest rate swaps	(0.9)	—	—	—	(0.9)
Unrealized foreign currency transaction loss	—	—	13.6	—	13.6
Amortization of share-based compensation	5.0	—	—	—	5.0
Equity in (income) loss of subsidiaries	(91.4)	—	—	91.4	—
Interest accretion on held-to-maturity debt securities	—	—	(4.3)	—	(4.3)
Deferred income taxes	0.1	7.6	(3.2)	—	4.5
Payment received for assumption of loyalty points program liability	—	6.7	—	—	6.7
Net change in assets and liabilities:
Restricted cash	—	1.7	(0.3)	—	1.4
Receivables	(0.6)	(19.2)	(9.0)	—	(28.8)
Receivables from and payables to related parties	(0.1)	2.2	(3.1)	—	(1.0)
Profit-sharing receivables from insurance carriers	—	28.3	(1.6)	—	26.7
Prepaid commissions	—	(3.1)	1.2	—	(1.9)
Other current assets	(3.5)	(2.6)	(2.4)	—	(8.5)
Contract rights and list fees	—	(1.9)	—	—	(1.9)
Other non-current assets	0.2	(16.9)	(1.2)	—	(17.9)
Accounts payable and accrued expenses	(26.5)	7.7	15.3	—	(3.5)
Deferred revenue	1.8	(43.3)	0.7	—	(40.8)
Income taxes receivable and payable	(0.1)	1.4	(0.4)	—	0.9
Other long-term liabilities	—	(0.8)	(3.8)	—	(4.6)
Other, net	0.5	(0.1)	(0.2)	—	0.2

Net cash provided by operating activities	(157.1)	243.3	16.6	—	102.8

Investing Activities
Capital expenditures	0.5	(31.5)	(8.9)	—	(39.9)
Acquisition-related payments, net of cash acquired	—	(2.3)	(20.2)	—	(22.5)
Purchase of held-to-maturity debt securities of Affinion Group Holdings, Inc.	—	—	(49.2)	—	(49.2)
Restricted cash	—	0.2	(0.1)	—	0.1

Net cash used in investing activities	0.5	(33.6)	(78.4)	—	(111.5)

Financing Activities
Proceeds from issuance of senior notes	136.5	—	—	—	136.5
Deferred financing costs	(4.5)	—	—	—	(4.5)
Repayments under line of credit, net	(57.0)	—	—	—	(57.0)
Principal payments on borrowings	(6.4)	(0.3)	—	—	(6.7)
Dividends paid to parent company	(26.2)	—	—	—	(26.2)
Intercompany receivables and payables	192.4	(198.2)	5.8	—	—
Intercompany loans	(25.5)	—	25.5	—	—
Intercompany dividends	0.5	(0.5)	—	—	—
Capitalization of subsidiary	(49.3)	—	49.3	—	—
Distribution to non-controlling interest of a subsidiary	—	—	(0.7)	—	(0.7)

Net cash provided by financing activities	160.5	(199.0)	79.9	—	41.4

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.8	—	0.8

Net increase in cash and cash equivalents	3.9	10.7	18.9	—	33.5
Cash and cash equivalents, beginning of period	—	2.9	33.4	—	36.3

Cash and Cash Equivalents, End of Period	$3.9	$13.6	$52.3	$—	$69.8