Form 10-Q
period 2012-09-30
Affinion Group, Inc.
filed 2012-11-01
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2012 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(In millions, except share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$56.5	$86.3
Restricted cash	35.6	30.4
Receivables (net of allowance for doubtful accounts of $3.6 and $2.4, respectively)	147.5	126.8
Receivables from related parties	0.1	0.8
Profit-sharing receivables from insurance carriers	88.9	74.0
Prepaid commissions	43.5	52.6
Income taxes receivable	3.9	2.1
Other current assets	83.2	68.1

Total current assets	459.2	441.1
Property and equipment, net	134.3	134.7
Contract rights and list fees, net	23.0	22.5
Goodwill	597.9	627.5
Other intangibles, net	234.5	351.2
Other non-current assets	62.1	74.0

Total assets	$1,511.0	$1,651.0

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.8	$11.9
Accounts payable and accrued expenses	407.6	398.1
Payables to related parties	40.4	35.3
Deferred revenue	124.1	152.5
Income taxes payable	4.2	3.4

Total current liabilities	588.1	601.2
Long-term debt	1,914.5	1,922.5
Deferred income taxes	70.9	67.5
Deferred revenue	15.2	17.8
Other long-term liabilities	38.7	53.7

Total liabilities	2,627.4	2,662.7

Commitments and contingencies (Note 7)
Deficit
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	102.6	139.6
Accumulated deficit	(1,226.0)	(1,157.5)
Accumulated other comprehensive income	5.5	5.2

Total Affinion Group, Inc. deficit	(1,117.9)	(1,012.7)
Non-controlling interest in subsidiary	1.5	1.0

Total deficit	(1,116.4)	(1,011.7)

Total liabilities and deficit	$1,511.0	$1,651.0

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net revenues	$370.6	$394.7	$1,130.0	$1,148.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	142.5	168.7	448.1	472.5
Operating costs	110.8	116.0	344.2	333.2
General and administrative	33.3	39.6	99.4	137.0
Impairment of goodwill and other long-lived assets	—	—	39.7	—
Facility exit costs	(0.9)	2.9	(0.9)	4.2
Depreciation and amortization	48.5	60.4	147.6	183.3

Total expenses	334.2	387.6	1,078.1	1,130.2

Income from operations	36.4	7.1	51.9	18.5
Interest income	0.2	0.1	0.7	0.9
Interest expense	(37.0)	(36.5)	(111.5)	(111.2)
Other income (expense), net	0.1	0.1	(0.2)	—

Loss before income taxes and non-controlling interest	(0.3)	(29.2)	(59.1)	(91.8)
Income tax expense	(1.9)	(3.9)	(8.9)	(8.6)

Net loss	(2.2)	(33.1)	(68.0)	(100.4)
Less: net income attributable to non-controlling interest	(0.1)	(0.2)	(0.5)	(0.7)

Net loss attributable to Affinion Group, Inc.	$(2.3)	$(33.3)	$(68.5)	$(101.1)

Net loss	$(2.2)	$(33.1)	$(68.0)	$(100.4)
Currency translation adjustment, net of tax	2.0	(3.9)	0.3	(0.2)

Comprehensive loss	(0.2)	(37.0)	(67.7)	(100.6)
Less: comprehensive income attributable to non-controlling interest	(0.2)	(0.1)	(0.5)	(0.6)

Comprehensive loss attributable to Affinion Group, Inc.	$(0.4)	$(37.1)	$(68.2)	$(101.2)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND YEAR ENDED DECEMBER 31, 2011

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2012	$139.6	$(1,157.5)	$5.2	$1.0	$(1,011.7)
Net income (loss)		(68.5)		0.5	(68.0)
Currency translation adjustment, net of tax			0.3		0.3
Return of capital	(37.0)				(37.0)

Balance, September 30, 2012	$102.6	$(1,226.0)	$5.5	$1.5	$(1,116.4)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2011	$172.1	$(1,047.8)	$9.5	$1.3	$(864.9)
Net income (loss)		(109.7)		0.9	(108.8)
Currency translation adjustment, net of tax			(4.3)	(0.2)	(4.5)
Dividend paid to non-controlling interest				(1.0)	(1.0)
Return of capital	(323.2)				(323.2)
Capital contribution	290.7				290.7

Balance, December 31, 2011	$139.6	$(1,157.5)	$5.2	$1.0	$(1,011.7)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In millions)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Operating Activities
Net loss	$(68.0)	$(100.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	147.6	183.3
Amortization of debt discount and financing costs	6.3	6.2
Unrealized (gain) loss on interest rate swaps	1.2	(4.3)
Impairment of goodwill and other long-lived assets	39.7	—
Impairment of equity investment	1.0	—
Adjustment to liability for additional consideration based on earn-out	(14.6)	—
Facility exit costs	(0.9)	4.2
Share-based compensation	8.8	8.5
Deferred income taxes	3.9	3.8
Payment received for assumption of loyalty points program liability	—	4.8
Net change in assets and liabilities:
Restricted cash	(5.2)	2.1
Receivables	(19.6)	(31.5)
Receivables from related parties	0.7	0.4
Profit-sharing receivables from insurance carriers	(14.9)	(18.2)
Prepaid commissions	9.4	4.1
Other current assets	(14.2)	12.6
Contract rights and list fees	(0.7)	(2.7)
Other non-current assets	4.7	8.1
Accounts payable and accrued expenses	6.3	4.1
Payables to related parties	(3.6)	(6.8)
Deferred revenue	(32.5)	(10.0)
Income taxes receivable and payable	(1.1)	5.5
Other long-term liabilities	0.6	(7.9)
Other, net	(0.1)	—

Net cash provided by operating activities	54.8	65.9

Investing Activities
Capital expenditures	(38.2)	(39.0)
Restricted cash	0.2	1.1
Acquisition-related payments, net of cash acquired	(1.2)	(32.9)
Cash acquired in Webloyalty acquisition	—	26.1
Other investing activity	—	0.2

Net cash used in investing activities	(39.2)	(44.5)

Financing Activities
Proceeds from issuance of term loan	—	250.0
Principal payments on borrowings	(8.8)	(8.8)
Financing costs	—	(5.8)
Repurchase of employee equity award of a subsidiary	—	(3.5)
Return of capital to parent company	(37.0)	(323.2)
Receivables from and payables to parent company	—	15.3
Distribution to non-controlling interest of a subsidiary	—	(1.1)

Net cash used in financing activities	(45.8)	(77.1)

Effect of changes in exchange rates on cash and cash equivalents	0.4	0.1

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Net decrease in cash and cash equivalents	(29.8)	(55.6)
Cash and cash equivalents, beginning of period	86.3	121.1

Cash and cash equivalents, end of period	$56.5	$65.5

Supplemental Disclosure of Cash Flow Information:
Interest payments	$92.5	$91.9

Income tax payments, net of refunds	$6.9	$2.9

Non-cash investing and financing activities:
Accrued capital expenditures	$1.5	$1.8

Contribution of Affinion Holdings equity instruments used for Webloyalty acquisition	$—	$290.7

Property and equipment acquired under capital lease	$—	$0.9

Property and equipment acquired under new facility operating lease	$—	$2.6

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

In July 2012, the FASB issued new guidance that amended previous guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the new guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. It does not revise the requirements to test indefinite-lived intangible assets annually for impairment and between annual tests if there is a change in events or circumstances. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The intangible assets are comprised principally of member relationships ($90.0 million) and patents and technology ($17.0 million), which are being depreciated on an accelerated basis over weighted-average useful lives of seven and nine years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment ($150.9 million) and the International Products segment ($44.7 million). As of September 30, 2011, the Company had incurred $3.9 million of acquisition costs, of which $1.5 million was recognized during the nine months ended September 30, 2011 and included in general and administrative expense in the unaudited condensed consolidated statement of comprehensive income. There were no such costs incurred during the three months ended September 30, 2011 or the three and nine months ended September 30, 2012.

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

The intangible assets are comprised principally of trademarks and tradenames ($6.3 million), proprietary databases and systems ($2.8 million) and patents and technology ($2.5 million), which are being depreciated on a straight-line basis over weighted-average useful lives of ten, four and five years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment. As of September 30, 2011, the Company had incurred $0.5 million of acquisition costs, all of which was recognized during the three and nine months ended September 30, 2011 and has been included in general and administrative expense in the unaudited condensed consolidated statement of operations. During the three and nine months ended September 30, 2012, there were no costs incurred by the Company related to the acquisition of Prospectiv.

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company has concluded that it does not expect to pay any additional consideration in the form of an earn-out or additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of these accruals recorded during the first quarter of 2012 reduced general and administrative expense for the nine months ended September 30, 2012 by $14.6 million and $1.1 million, respectively. In addition, during the three months ended September 30, 2012, the Company entered into a settlement agreement with the former equity holders of Prospectiv which resulted in a $0.7 million reduction of the initial purchase price and released the Company from any future claims for additional consideration and for future compensation based on achievement of the performance targets. The reduction in the initial purchase price was included in general and administrative expenses in the accompanying statements of comprehensive income for the three and nine months ended September 30, 2012.

The Company concluded that the revisions made to the Prospectiv forecast, as well as other marketplace events, represented an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, during the three months ended June 30, 2012, the Company performed an interim impairment test of the goodwill for Prospectiv which is a separate reporting unit within the Membership Products reporting segment, as of April 1, 2012. Based on the impairment test, which used projected discounted cash flows to determine the fair value of Prospectiv and the implied fair value of the goodwill ascribed to Prospectiv, the Company recorded an impairment loss during the three months ended June 30, 2012 of $39.7 million, representing all of the goodwill ascribed to Prospectiv at the date of acquisition ($31.5 million) and a portion of the intangible assets of Prospectiv ($8.2 million). The impairment loss related to the goodwill and intangible assets of Prospectiv has been reflected as Impairment of goodwill and other long-lived assets in the unaudited condensed consolidated statement of comprehensive income for the nine months ended September 30, 2012.

3.	INTANGIBLE ASSETS

Intangible assets consisted of:

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$935.9	$(889.4)	$46.5
Affinity relationships	644.5	(491.9)	152.6
Proprietary databases and systems	61.6	(56.8)	4.8
Trademarks and tradenames	30.8	(13.7)	17.1
Patents and technology	48.3	(35.4)	12.9
Covenants not to compete	2.1	(1.5)	0.6

	$1,723.2	$(1,488.7)	$234.5

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$934.7	$(821.3)	$113.4
Affinity relationships	643.0	(457.1)	185.9
Proprietary databases and systems	62.6	(55.8)	6.8
Trademarks and tradenames	36.0	(11.8)	24.2
Patents and technology	49.5	(29.5)	20.0
Covenants not to compete	2.2	(1.3)	0.9

	$1,728.0	$(1,376.8)	$351.2

Foreign currency translation resulted in an increase in intangible assets and accumulated amortization of $2.8 million and $2.2 million, respectively, from December 31, 2011 to September 30, 2012.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)
Member relationships	$21.4	$29.8	$67.3	$95.4
Affinity relationships	11.1	12.9	33.5	37.0
Proprietary databases and systems	0.3	0.5	0.9	1.4
Trademarks and tradenames	0.5	0.7	1.8	1.8
Patents and technology	1.7	2.7	5.9	9.5
Covenants not to compete	0.1	0.1	0.3	0.3

	$35.1	$46.7	$109.7	$145.4

Based on the Company’s amortizable intangible assets as of September 30, 2012, the Company expects the related amortization expense for fiscal year 2012 and the four succeeding fiscal years to be approximately $132.0 million in 2012, $69.0 million in 2013, $57.8 million in 2014, $39.3 million in 2015 and $10.6 million in 2016.

At January 1, 2012 and September 30, 2012, the Company had gross goodwill of $643.0 million and $644.9 million, respectively, and accumulated impairment losses of $15.5 million and $47.0 million, respectively. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Loyalty Products segment related to the Apollo Transactions and the $31.5 million impairment loss recognized during the three months ended June 30, 2012 (as described below), impairing all of the goodwill assigned to the Membership Products segment related to the Prospectiv acquisition. The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2011 and the nine months ended September 30, 2012 are as follows:

	Balance at January 1, 2011	Acquisition	Currency Translation	Balance at December 31, 2011	Impairment	Currency Translation	Balance at September 30, 2012
	(in millions)
Membership products	$231.1	$182.4	$—	$413.5	$(31.5)	$—	$382.0
Insurance and package products	58.3	—	—	58.3	—	—	58.3
Loyalty products	82.2	(0.5)	—	81.7	—	—	81.7
International products	31.1	45.3	(2.4)	74.0	—	1.9	75.9

Total	$402.7	$227.2	$(2.4)	$627.5	$(31.5)	$1.9	$597.9

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. The Company concluded that the revisions made to the Prospectiv forecast, as well as other marketplace events, represented an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, during the three months ended June 30, 2012, the Company performed an interim impairment test of the goodwill for Prospectiv, which is a separate reporting unit within the Membership Products reporting segment. Based on the interim impairment test, which used discounted cash flows to determine the fair value of Prospectiv and the implied fair value of the goodwill ascribed to Prospectiv, the Company recorded an impairment loss during the three months ended June 30, 2012 of $31.5 million, representing all of the goodwill ascribed to Prospectiv at the date of acquisition. During the three months ended June 30, 2012, the Company also performed an impairment test related to the intangible assets of Prospectiv and, based on the impairment test, recorded an impairment loss related to the Prospectiv intangible assets of $8.2 million, related to proprietary databases and systems ($1.0 million), trademarks and tradenames ($5.4 million) and patents and technology ($1.8 million). The impairment loss related to the goodwill and intangible assets of Prospectiv has been reflected as Impairment of goodwill and other long-lived assets in the unaudited condensed consolidated statement of comprehensive income for the nine months ended September 30, 2012.

4.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Contract rights	$61.4	$(60.3)	$1.1	$58.7	$(57.3)	$1.4
List fees	44.5	(22.6)	21.9	39.6	(18.5)	21.1

	$105.9	$(82.9)	$23.0	$98.3	$(75.8)	$22.5

Amortization expense for the three and nine months ended September 30, 2012 was $1.6 million and $4.5 million, respectively, of which $1.5 million and $4.2 million, respectively, is included in marketing expense and $0.1 million and $0.3 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income. Amortization expense for the three and nine months ended September 30, 2011 was $3.0 million and $9.1 million, respectively, of which $1.2 million and $3.7 million, respectively, is included in marketing expense and $1.8 million and $5.4 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income. Based on the Company’s contract rights and list fees as of September 30, 2012, the Company expects the related amortization expense for fiscal year 2012 and the four succeeding fiscal years to be approximately $6.0 million in 2012, $5.7 million in 2013, $4.7 million in 2014, $3.7 million in 2015 and $2.6 million in 2016.

5.	LONG-TERM DEBT

Long-term debt consisted of:

	September 30, 2012	December 31, 2011
	(in millions)
Term loan due 2016	$1,098.7	$1,107.2
7.875% senior notes due 2018, net of unamortized discount of $2.7 and $3.1, respectively, with an effective interest rate of 8.00%	472.3	471.9
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $1.6 and $2.0, respectively, with an effective interest rate of 11.75%	353.9	353.5
Capital lease obligations	1.4	1.8

Total debt	1,926.3	1,934.4
Less: current portion of long-term debt	(11.8)	(11.9)

Long-term debt	$1,914.5	$1,922.5

On April 9, 2010, the Company, as Borrower, and Affinion Holdings, as guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). The Affinion Credit Facility initially consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. On December 13, 2010, the Company, as Borrower and Affinion Holdings, as a guarantor, entered into an agreement with two of its lenders which resulted in an increase in the revolving credit facility to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011. On February 11, 2011, the Company obtained incremental term loans in an aggregate principal amount of $250.0 million under the Company’s amended and restated senior secured credit facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes (defined below) unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and

(ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 2.50%. The effective interest rate on the term loan during the nine months ended September 30, 2012 and 2011 was 5% per annum. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in the Company’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires the Company to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense.

As of September 30, 2012 and December 31, 2011, there were no outstanding borrowings under the revolving credit facility. Borrowings and repayments under the revolving credit facility were $50.0 million and $50.0 million, respectively, during the nine months ended September 30, 2012. Borrowings and repayments under the revolving credit facility were $50.0 million and $50.0 million, respectively, during the nine months ended September 30, 2011. As of September 30, 2012, the Company had $158.1 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $6.9 million of letters of credit issued under the Affinion Credit Facility.

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

The Affinion Credit Facility and the indentures governing the 2010 Senior Notes and the Senior Subordinated Notes each contain restrictive covenants related primarily to the Company’s ability to distribute dividends to its parent, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company and its subsidiaries may pay dividends of up to $35.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a consolidated leverage ratio and an interest coverage ratio. During the nine months ended September 30, 2012 and 2011, the Company paid cash dividends to its parent company, Affinion Holdings, of $37.0 million and $323.2 million, respectively.

As of September 30, 2012, the Company was in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures governing the 2010 Senior Notes and the Senior Subordinated Notes.

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of 11.625% senior notes due November 15, 2015 (the “Affinion Holdings Senior Notes”). Any failure by Affinion Holdings to pay principal of, or interest on, the Affinion Holdings Senior Notes would constitute an event of default under the Affinion Credit Facility, giving the lenders under the Affinion Credit Facility the right to accelerate the repayment of all borrowings thereunder, which acceleration would also give rise to an event of default under the indentures governing the 2010 Senior Notes and Senior Subordinated Notes. As a holding company with no significant assets other than the ownership of 100% of the Company’s common stock, Affinion Holdings depends on the Company’s cash flows to make cash interest payments on the Affinion Holdings Senior Notes.

6.	INCOME TAXES

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of September 30, 2012 and 2011, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of September 30, 2012 and 2011, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three and nine months ended September 30, 2012 were (717.9)% and (14.9)%, respectively. The Company’s effective income tax rates for the three and nine months ended September 30, 2011 were (13.3)% and (9.3)%, respectively. The difference in the effective tax rates for the three months ended September 30, 2012 and 2011 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $29.2 million for the three months ended September 30, 2011 to $0.3 million for the three months ended September 30, 2012 and a decrease in the income tax provision from $3.9 million for the three months ended September 30, 2011 to $1.9 million for the three months ended September 30, 2012. The difference in the effective tax rates for the nine months ended September 30, 2012 and 2011 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $91.8 million for the nine months ended September 30, 2011 to $59.1 million for the nine months ended September 30, 2012 and an increase in the income tax provision from $8.6 million for the nine months ended September 30, 2011 to $8.9 million for the nine months ended September 30, 2012. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million and $0.2 million, respectively, of interest related to uncertain tax positions arising in the three and nine months ended September 30, 2012. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the nine months ended September 30, 2012 decreased by $2.7 million as a result of tax positions taken during the current period.

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

Litigation

In the ordinary course of business, the Company is involved in claims, governmental inquiries and legal proceedings related to employment matters, contract disputes, business practices, trademark and copyright infringement claims and other commercial matters. The Company is also a party to lawsuits which were brought against it and its affiliates and which purport to be a class action in nature and allege that the Company violated certain federal or state consumer protection statutes (as described below). The Company intends to vigorously defend itself against such lawsuits.

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, the Racketeer Influenced Corrupt Organizations Act, the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Law, and for unjust enrichment. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. On September 7, 2012, the Second Circuit affirmed the decision of the District Court denying arbitration. While that issue was on appeal, the matter proceeded in the district court. There was written discovery and depositions. Previously, the court had set a briefing schedule on class certification that called for the completion of class certification briefing on May 18, 2012. However, on March 28, 2012, the court suspended the briefing schedule on the motion due to the filing of two other overlapping class actions in the United States District Court for the District of Connecticut. The first of those cases was filed on March 6, 2012, against the Company, Trilegiant, Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corp., Citigroup, Inc., Citibank, N.A., Apollo Global Management, LLC, 1-800-Flowers.Com, Inc., United Online, Inc., Memory Lane, Inc., Classmates Int’l, Inc., FTD Group, Inc., Days Inn Worldwide, Inc., Wyndham Worldwide Corp., People Finderspro, Inc., Beckett Media LLC, Buy.com, Inc., Raukuten USA, Inc., IAC/InteractiveCorp., and Shoebuy.com, Inc. The second of those cases was filed on March 25, 2012, against the same defendants as well as Adaptive Marketing, LLC, Vertrue, Inc., Webloyalty.com, Inc., and Wells Fargo & Co. These two cases assert similar claims as the claims asserted in the earlier-filed lawsuit in connection with the sale by Trilegiant of its membership programs. On April 26, 2012, the court consolidated these three cases. The court also set an initial status conference for May 17, 2012. At that status conference, the court ordered that Plaintiffs file a consolidated amended complaint to combine the claims in the three previously separate lawsuits. The court also struck the class certification briefing schedule that had been set previously. On September 7, 2012, the Plaintiffs filed a consolidated amended complaint asserting substantially the same legal claims. The consolidated amended complaint added Priceline, Orbitz, Chase Paymentech, Hotwire, and TigerDirect as Defendants and added three new Plaintiffs; it also dropped Webloyalty and Rakuten as Defendants. Defendants have until November 9, 2012 to respond to the consolidated amended complaint.

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

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. On May 10, 2011, plaintiff filed a notice appealing the dismissal to the United States Court of Appeals for the Ninth Circuit. Plaintiff filed its opening appeals brief with the Ninth Circuit on October 17, 2011, and defendants filed their respective answering briefs on December 23, 2011. Plaintiff filed its reply brief on January 23, 2012. No date for oral argument on plaintiff’s appeal has been set.

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

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the foregoing California and Connecticut actions. The action claims that Webloyalty engaged in unlawful business practices in violation of Cal. Bus. & Prof. Code § 17200, et seq. and in violation of the Connecticut Unfair Trade

Practices Act. Both claims are based on allegations that in connection with enrollment and billing of the plaintiff, Webloyalty charged plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from plaintiff his full account number, name, address, and contact information, as purportedly required under Restore Online Shoppers’ Confidence Act. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff’s oppositions are due on November 26, 2012 and Webloyalty’s replies are due on December 17, 2012. A hearing on Webloyalty’s motions is scheduled for January 14, 2013.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of September 30, 2012, the Company provided guarantees for surety bonds totaling approximately $12.0 million and issued letters of credit and performance bonds totaling $9.6 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of September 30, 2012, there were 5.0 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. During the three and nine months ended September 30, 2012, 0.1 million options to acquire shares of Affinion Holdings’ common stock were exercised at an exercise price of $0.98. As of September 30, 2012, there were no outstanding options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of September 30, 2012, there were no outstanding options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of September 30, 2012, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings’ common stock at exercise prices ranging from $3.33 to $12.95. Substantially all of the outstanding options were vested as of September 30, 2012 and expire between May 2015 and September 2018.

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

Stock Options

During the three and nine months ended September 30, 2012 and 2011, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

During the nine months ended September 30, 2012, 0.5 million stock options were granted to employees from the 2007 Plan. There were no stock options granted to employees during the three months ended September 30, 2012. During the three and nine months ended September 30, 2011, 0.3 million and 2.8 million stock options, respectively, were granted to employees from the 2007 Plan. The options granted to employees during the nine months ended September 30, 2012 were granted with an exercise price of $8.16, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. The options granted to employees during the three and nine months ended September 30, 2011 were granted with an exercise price of $9.16, equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three and nine months ended September 30, 2012, there were no stock options granted to members of the Board of Directors. During the nine months ended September 30, 2011, there were 0.1 million stock options granted to members of the Board of Directors from the 2007 Plan with an exercise price of $9.16, equal to the estimated fair market value of a share of the underlying common stock on the date of grant. During the three months ended September 30, 2011, there were no stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an option term of 10 years.

The fair value of each option award from the 2007 Plan during the nine months ended September 30, 2011 and 2012 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2012	2011
Expected volatility	50.0%	44.0%
Expected life (in years)	5.89-6.25	4.92-6.08
Risk-free interest rate	1.15%	2.03-2.37%
Dividend yield	—%	—%

A summary of option activity for the nine months ended September 30, 2012 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2012	1,558	767	767	423	3,850
Granted	—	—	—	—	495
Exercised	—	—	—	—	—
Forfeited or expired	(138)	(78)	(78)	—	(730)

Outstanding options at September 30, 2012	1,420	689	689	423	3,615

Vested or expected to vest at September 30, 2012	1,420	689	689	423	3,615

Exercisable options at September 30, 2012	1,420	—	—	423	1,459

Weighted average remaining contractual term (in years)	3.2	3.2	3.2	5.1	8.0
Weighted average grant date fair value per option granted in 2012	$—	$—	$—	$—	$3.97
Weighted average exercise price of exercisable options at September 30, 2012	$1.59	$—	$—	$5.29	$12.17
Weighted average exercise price of outstanding options at September 30, 2012	$1.59	$1.59	$1.59	$5.29	$10.67

Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2012 totaled $1.4 million and $3.8 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2011 totaled $0.8 million and $4.3 million, respectively. In addition, in connection with dividends paid by Affinion Holdings to its common stock holders during the three months ended March 31, 2011, Affinion Holdings made payments to holders of options to purchase shares of Affinion Holdings’ common stock of $13.7 million, which has been recognized by the Company as compensation expense during the nine months ended September 30, 2011. As of September 30, 2012, there was $8.5 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock Units

On January 13, 2010, the Board’s Compensation Committee approved the Amended and Restated 2010 Retention Award Program (the “2010 RAP”), which provides for awards of restricted stock units (“RSUs”) under the 2007 Stock Award Plan and granted approximately 942,000 RSUs to key employees. The RSUs initially awarded under the 2010 RAP had an aggregate cash election dollar value of approximately $9.9 million and were subject to time-based vesting conditions that ran through approximately the first quarter of 2012. Generally, the number of RSUs awarded to each participant was equal to the quotient of (i) the aggregate cash election dollar value of RSUs awarded to such participant (the “Dollar Award Value”) multiplied by 1.2, divided by (ii) $12.63 (i.e. the value per share of Affinion Holdings’ common stock as of December 31, 2009). Upon vesting of the RSUs, participants could settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the four vesting dates for such RSUs in an amount equal to one-fourth of the Dollar Award Value. During 2010 and 2011, the Board issued additional grants totaling 159,000 RSUs to key employees under substantially the same terms. Due to the ability of the participants to settle their awards in cash, the Company accounted for these RSUs as a liability award.

On March 30, 2012, the Board’s Compensation Committee approved the 2012 Retention Award Program (the “2012 RAP”), which provides for awards of RSUs under the 2007 Stock Award Plan. During the three and nine months ended September 30, 2012, the Company granted approximately 0.1 million and 1.3 million RSUs, respectively, to key employees. The RSUs awarded under the 2012 RAP have an aggregate cash election dollar value of approximately $10.3 million and are subject to time-based vesting conditions that run through approximately the first quarter of 2014. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the Dollar Award Value, divided by (ii) $8.16, the value per share of Affinion Holdings’ common stock as of the grant date. Upon vesting of the RSUs, participants are able to settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the three vesting dates for such RSUs. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

A summary of restricted stock unit activity for the nine months ended September 30, 2012 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2012	292	$11.82
Granted	1,265	8.16
Vested	(199)	12.20
Forfeited	(129)	10.03

Outstanding restricted unvested awards at September 30, 2012	1,229	$8.18

Weighted average remaining contractual term (in years)	0.9

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and nine months ended September 30, 2012 was $1.2 million and $5.0 million, respectively. Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and nine months ended September 30, 2011 was $1.4 million and $4.1 million, respectively. In addition, in connection with dividends paid by Affinion Holdings to its common stock holders during the three months ended March 31, 2011, Affinion Holdings authorized payments to holders of unvested restricted stock units to be paid as the restricted stock units vest, resulting in the recognition of additional stock-based compensation expense of $2.1 million during the nine months ended September 30, 2011. As of September 30, 2012, there was $7.9 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.7 years.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011 and a portion of the warrants issued in connection with the Apollo Transactions, until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo. Therefore, for the three and nine months ended September 30, 2012, only Realogy remains a related party.

The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with Cendant and/or its subsidiaries relating to office space and customer contact centers. These agreements have expiration dates and financial terms that are generally consistent with the terms of the related intercompany arrangements prior to the Apollo Transactions. There was no revenue earned for such services for the three and nine months ended September 30, 2012 and 2011. The Company incurred expenses of $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2011, which is included in operating expenses in the accompanying unaudited condensed consolidated statement of comprehensive income. There were no expenses incurred with a related party during the three and nine months ended September 30, 2012.

Certain marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (1) a fee for each call transferred, (2) a bounty payment for each user that enrolls in one of the Company’s membership programs, or (3) a percentage of net membership revenues. These agreements generally expired in December 2010, subject to automatic one year renewal periods, and are generally terminable by the applicable Cendant party following December 31, 2007, upon six months written notice to the Company. In the event that a Cendant subsidiary terminated an agreement prior to December 31, 2010, the Cendant subsidiary was required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. During 2010, a supplemental agreement was entered into which had the effect of extending the remaining marketing agreements to December 31, 2012. The expense incurred for such services was $0.6 million and $1.6 million, respectively, for the three and nine months ended September 30, 2011, which is included in marketing and commissions in the accompanying unaudited condensed consolidated statement of comprehensive income. There were no expenses incurred with a related party during the three and nine months ended September 30, 2012.

Under the loyalty and rewards program administration agreements, the Company continues to administer loyalty programs for certain Cendant subsidiaries. The agreements provided for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The initial loyalty and reward program agreements expired on December 31, 2009. A termination notice has been received related to one of the programs and administration of that program ceased during 2010. The contract to administer the other program was renewed for a three year term. The total amounts included in net revenues in the accompanying unaudited condensed consolidated statement of comprehensive income for such services was $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2011. There was no revenue recognized from a related party during the three and nine months ended September 30, 2012. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG has provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license. Loyalty entered into an escrow agreement relating to such intellectual property with Cendant and its affiliates in connection with the parties entering into the loyalty and reward agreements. Loyalty sub-licenses such intellectual property to Cendant on a non-exclusive basis but will only provide access to such intellectual property either directly or indirectly through the escrow agent in the event that ALG (1) becomes bankrupt or insolvent, (2) commits a material, uncured breach of a loyalty and reward agreement, or (3) transfers or assigns its intellectual property in such a way as to prevent it from performing its obligations under any agreement relating to Cendant’s loyalty and rewards programs. Upon access to the escrowed materials, Cendant will be able to use the escrowed materials for a limited term and for only those purposes for which ALG was using it to provide the services under the loyalty and reward agreements prior to the release of the escrowed materials to Cendant.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the accompanying unaudited condensed consolidated statement of comprehensive income for such services was $0.2 million and $0.8 million for the three and nine months ended September 30, 2011. There was no revenue recognized from a related party during the three and nine months ended September 30, 2012.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. The amounts expensed related to this consulting agreement were $0.7 million for each of the three months ended September 30, 2012 and 2011 and $2.0 million for each of the nine months ended September 30, 2012 and 2011, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.2 million and $0.3 million, respectively, for the three months ended September 30, 2012 and 2011 and $0.6 million and $0.9 million, respectively, for the nine months ended September 30, 2012 and 2011, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

During each of the three months ended September 30, 2012 and 2011, the Company purchased $1.2 million of gift cards and during the nine months ended September 30, 2012 and 2011, the Company purchased $3.2 million and $3.0 million, respectively, of gift cards from AMC Entertainment, Inc., a company owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statements of comprehensive income.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to 2.7%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.3 million for each of the three months ended September 30, 2012 and 2011 and recognized revenue of $0.8 million and $0.9 million, respectively, for the nine months ended September 30, 2012 and 2011.

On January 14, 2011, in connection with the acquisition of Webloyalty, Mr. Richard J. Fernandes received warrants to purchases shares of Affinion Holdings’ common stock that were exercisable, in whole or in part, at any time between January 14, 2011 and May 12, 2012. The warrants expired on May 12, 2012 without being exercised.

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

In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap had a notional amount of $500.0 million and terminated on October 17, 2012. Under the swap, the Company had agreed to pay a fixed rate of interest of 2.985%, payable on a quarterly basis with the first interest payment due on May 21, 2011, in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period.

All outstanding interest rate swaps were recorded at fair value. The changes in the fair value of the swaps, which were not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2012, the Company recorded interest expense, representing realized and unrealized gains and losses, of $0.2 million and $1.2 million, respectively, related to the interest rate swaps. For the three and nine months ended September 30, 2011, the Company recorded interest income (expense), representing realized and unrealized gains and losses, of $0.5 million and $(2.2) million, respectively, related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2012:

	2012	2013	2014	2015	2016	2017 and Thereafter	Total	Fair Value At September 30, 2012
			(in millions)
Fixed rate debt	$0.1	$0.5	$0.4	$355.8	$0.1	$475.0	$831.9	$685.7
Average interest rate	9.43%	9.43%	9.43%	9.43%	7.88%	7.88%
Variable rate debt	$2.8	$11.2	$11.3	$11.2	$1,062.2		$1,098.7	$1,010.8
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed interest rate swap(b)								$2.1
Average pay rate	2.99%
Average receive rate	0.32%

(a)	Average interest rate is based on rates in effect at September 30, 2012.
(b)	The fair value of the interest rate swaps is included in accounts payables and accrued expenses at September 30, 2012. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swaps.

Foreign Currency Forward Contracts

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In April 2011, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 4.3 million and receive $7.2 million thirty days after the contract date. In May 2011, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In May

2012, the Company entered into a foreign currency forward contract under which the Company agreed to sell EUR 7.7 million and receive $9.5 million thirty days after the contract date. In June 2012, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. During the three and nine months ended September 30, 2012, the Company recognized a realized loss on the forward contracts of $0.8 million and $0.9 million, respectively, and during the three and nine months ended September 30, 2011, the Company recognized a realized gain on the forward contracts of $0.3 million and $0.2 million, respectively. As of September 30, 2012, the Company had a de minimis unrealized loss on the foreign currency forward contracts.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of September 30, 2012 and December 31, 2011, approximately $74.9 million and $62.8 million, respectively, of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at September 30, 2012 and December 31, 2011 due to the short-term maturities of these assets and liabilities.

b.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at September 30, 2012 and December 31, 2011 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.	Interest Rate Swap—At September 30, 2012 and December 31, 2011, the Company’s estimated fair value of its interest rate swap is based upon available market information. The fair value of the interest rate swap is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the interest rate swap. The Company primarily uses the income approach, which uses valuation techniques to convert future amounts to a single present amount. The fair value has been determined after consideration of interest rate yield curves and the creditworthiness of the parties to the interest rate swap. The counterparty to the interest rate swap is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

d.	Foreign Currency Forward Contracts—At September 30, 2012 and December 31, 2011, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

The fair values of certain financial instruments as of September 30, 2012, are shown in the table below:

	Fair Value Measurements at September 30, 2012
	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Interest rate swap (included in accounts payable and accrued expenses)	$(2.1)	—	$(2.1)	—

The following table summarizes assets measured at fair value using Level 3 inputs on a nonrecurring basis subsequent to initial recognition:

	Fair Value Measurements at September 30, 2012
	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses Nine Months Ended September 30, 2012
	(in millions)
Goodwill	—	—	—	—	$(31.5)
Intangible assets	—	—	—	—	(8.2)
Equity investment	$0.7	—	—	$0.7	(1.0)

The fair values of certain financial instruments as of December 31, 2011 are shown in the table below:

	Fair Value Measurements at December 31, 2011
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Interest rate swap (included in accounts payable and accrued expenses)	$(10.4)	—	$(10.4)	—

11.	SEGMENT INFORMATION

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

Net Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)
Affinion North America
Membership products	$167.9	$197.3	$545.3	$575.5
Insurance and package products	90.0	87.2	251.2	260.1
Loyalty products	37.2	34.8	113.0	102.3
Eliminations	(0.4)	(0.9)	(1.7)	(2.6)

Total North America	294.7	318.4	907.8	935.3
Affinion International
International products	75.9	76.3	222.2	213.4

	$370.6	$394.7	$1,130.0	$1,148.7

Segment EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)
Affinion North America
Membership products	$33.5	$24.7	$110.4	$91.0
Insurance and package products	31.5	27.9	82.0	82.1
Loyalty products	13.5	10.9	38.1	32.0

Total North America	78.5	63.5	230.5	205.1
Affinion International
International products	9.3	9.6	20.5	23.3

Total products	87.8	73.1	251.0	228.4
Corporate	(2.9)	(5.6)	(11.8)	(26.6)
Impairment of goodwill and other long-lived assets	—	—	(39.7)	—

	$84.9	$67.5	$199.5	$201.8

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in millions)
Segment EBITDA	$84.9	$67.5	$199.5	$201.8
Depreciation and amortization	(48.5)	(60.4)	(147.6)	(183.3)

Income from operations	$36.4	$7.1	$51.9	$18.5

12.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, and the related condensed consolidating statements of comprehensive income for the three and nine month periods ended September 30, 2012 and 2011 and the related condensed consolidating statements of cash flows for the nine month periods ended September 30, 2012 and 2011 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$26.6	$4.4	$25.5	$—	$56.5
Restricted cash	—	27.9	7.7	—	35.6
Receivables, net	2.7	104.9	39.9	—	147.5
Receivables from related parties	—	0.1	—	—	0.1
Profit-sharing receivables from insurance carriers	—	88.2	0.7	—	88.9
Prepaid commissions	—	39.1	4.4	—	43.5
Income taxes receivable	—	0.9	3.0	—	3.9
Intercompany interest receivable	0.5	—	—	(0.5)	—
Other current assets	7.9	40.2	35.1	—	83.2

Total current assets	37.7	305.7	116.3	(0.5)	459.2
Property and equipment, net	9.1	98.1	27.1	—	134.3
Contract rights and list fees, net	—	23.0	—	—	23.0
Goodwill	—	522.0	75.9	—	597.9
Other intangibles, net	—	190.1	44.4	—	234.5
Investment in subsidiaries	2,192.5	77.1	—	(2,269.6)	—
Intercompany loan receivables	49.3	21.4	—	(70.7)	—
Intercompany receivables	—	1,366.2	—	(1,366.2)	—
Other non-current assets	30.2	25.5	6.4	—	62.1

Total assets	$2,318.8	$2,629.1	$270.1	$(3,707.0)	$1,511.0

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.2	$0.6	$—	$—	$11.8
Accounts payable and accrued expenses	113.5	198.1	96.0	—	407.6
Payables to related parties	40.3	0.1	—	—	40.4
Intercompany interest payable	—	—	0.5	(0.5)	—
Deferred revenue	—	99.1	25.0	—	124.1
Income taxes payable	0.8	0.2	3.2	—	4.2

Total current liabilities	165.8	298.1	124.7	(0.5)	588.1
Long-term debt	1,913.7	0.8	—	—	1,914.5
Deferred income taxes	—	62.9	8.0	—	70.9
Deferred revenue	—	6.7	8.5	—	15.2
Intercompany loan payable	—	—	70.7	(70.7)	—
Intercompany payables	1,354.5	—	11.7	(1,366.2)	—
Other long-term liabilities	2.7	34.5	1.5	—	38.7

Total liabilities	3,436.7	403.0	225.1	(1,437.4)	2,627.4

Affinion Group, Inc. deficit	(1,117.9)	2,226.1	43.5	(2,269.6)	(1,117.9)
Non-controlling interest in subsidiary	—	—	1.5	—	1.5

Total deficit	(1,117.9)	2,226.1	45.0	(2,269.6)	(1,116.4)

Total liabilities and deficit	$2,318.8	$2,629.1	$270.1	$(3,707.0)	$1,511.0

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$57.2	$2.8	$26.3	$—	$86.3
Restricted cash	—	22.6	7.8	—	30.4
Receivables, net	1.6	87.6	37.6	—	126.8
Receivables from related parties	—	0.6	0.2	—	0.8
Profit-sharing receivables from insurance carriers	—	73.3	0.7	—	74.0
Prepaid commissions	—	47.7	4.9	—	52.6
Income taxes receivable	—	0.7	1.4	—	2.1
Intercompany loans receivable	16.0	—	—	(16.0)	—
Other current assets	4.7	33.7	29.7	—	68.1

Total current assets	79.5	269.0	108.6	(16.0)	441.1
Property and equipment, net	9.1	102.0	23.6	—	134.7
Contract rights and list fees, net	—	22.5	—	—	22.5
Goodwill	—	553.5	74.0	—	627.5
Other intangibles, net	—	295.1	56.1	—	351.2
Investment in subsidiaries	2,127.0	77.1	—	(2,204.1)	—
Intercompany loan receivable	31.4	—	—	(31.4)	—
Intercompany receivables	—	1,222.2	—	(1,222.2)	—
Other non-current assets	35.4	28.2	10.4	—	74.0

Total assets	$2,282.4	$2,569.6	$272.7	$(3,473.7)	$1,651.0

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.2	$0.7	$—	$—	$11.9
Accounts payable and accrued expenses	99.0	213.9	85.2	—	398.1
Payables to related parties	34.7	0.4	0.2	—	35.3
Intercompany loans payable	—	—	16.0	(16.0)	—
Deferred revenue	—	123.2	29.3	—	152.5
Income taxes payable	1.0	0.7	1.7	—	3.4

Total current liabilities	145.9	338.9	132.4	(16.0)	601.2
Long-term debt	1,921.4	1.1	—	—	1,922.5
Deferred income taxes	—	54.8	12.7	—	67.5
Deferred revenue	—	9.6	8.2	—	17.8
Intercompany loan payable	—	—	31.4	(31.4)	—
Intercompany payables	1,210.7	—	11.5	(1,222.2)	—
Other long-term liabilities	17.1	34.7	1.9	—	53.7

Total liabilities	3,295.1	439.1	198.1	(1,269.6)	2,662.7

Affinion Group, Inc. deficit	(1,012.7)	2,130.5	73.6	(2,204.1)	(1,012.7)
Non-controlling interest in subsidiary	—	—	1.0	—	1.0

Total deficit	(1,012.7)	2,130.5	74.6	(2,204.1)	(1,011.7)

Total liabilities and deficit	$2,282.4	$2,569.6	$272.7	$(3,473.7)	$1,651.0

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$294.7	$75.9	$—	$370.6

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	116.3	26.2	—	142.5
Operating costs	—	77.5	33.3	—	110.8
General and administrative	7.8	15.8	9.7	—	33.3
Facility exit costs	—	(0.9)	—	—	(0.9)
Depreciation and amortization	0.4	38.3	9.8	—	48.5

Total expenses	8.2	247.0	79.0	—	334.2

Loss from operations	(8.2)	47.7	(3.1)	—	36.4
Interest income	—	0.2	—	—	0.2
Interest expense	(36.5)	(0.4)	(0.1)	—	(37.0)
Interest income (expense)—intercompany	0.4	—	(0.4)	—	—
Other income, net	—	—	0.1	—	0.1

Loss before income taxes and non-controlling interest	(44.3)	47.5	(3.5)	—	(0.3)
Income tax expense	(0.4)	(1.1)	(0.4)	—	(1.9)

	(44.7)	46.4	(3.9)	—	(2.2)
Equity in income of subsidiaries	42.4	—	—	(42.4)	—

Net loss	(2.3)	46.4	(3.9)	(42.4)	(2.2)
Less: net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)

Net loss attributable to Affinion Group, Inc.	$(2.3)	$46.4	$(4.0)	$(42.4)	$(2.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$907.8	$222.2	$—	$1,130.0

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	363.2	84.9	—	448.1
Operating costs	—	246.2	98.0	—	344.2
General and administrative	23.1	49.9	26.4	—	99.4
Impairment of goodwill and other long-lived assets	—	39.7	—	—	39.7
Facility exit costs	—	(0.9)	—	—	(0.9)
Depreciation and amortization	0.9	118.8	27.9	—	147.6

Total expenses	24.0	816.9	237.2	—	1,078.1

Income (loss) from operations	(24.0)	90.9	(15.0)	—	51.9
Interest income	—	0.6	0.1	—	0.7
Interest expense	(109.7)	(1.1)	(0.7)	—	(111.5)
Interest income (expense)—intercompany	0.9	—	(0.9)	—	—
Other income (expense), net	—	0.2	(0.4)	—	(0.2)

Income (loss) before income taxes and non-controlling interest	(132.8)	90.6	(16.9)	—	(59.1)
Income tax expense	(1.3)	(6.4)	(1.2)	—	(8.9)

	(134.1)	84.2	(18.1)	—	(68.0)
Equity in income of subsidiaries	65.6	—	—	(65.6)	—

Net income (loss)	(68.5)	84.2	(18.1)	(65.6)	(68.0)
Less: net income attributable to non-controlling interest	—	—	(0.5)	—	(0.5)

Net income (loss) attributable to Affinion Group, Inc.	$(68.5)	$84.2	$(18.6)	$(65.6)	$(68.5)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$318.4	$76.3	$—	$394.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	139.6	29.1	—	168.7
Operating costs	—	83.0	33.0	—	116.0
General and administrative	11.4	21.1	7.1	—	39.6
Facility exit costs	—	2.9	—	—	2.9
Depreciation and amortization	0.3	49.7	10.4	—	60.4

Total expenses	11.7	296.3	79.6	—	387.6

Income (loss) from operations	(11.7)	22.1	(3.3)	—	7.1
Interest income	—	0.1	—	—	0.1
Interest expense	(35.8)	(0.3)	(0.4)	—	(36.5)
Interest income (expense)—intercompany	0.3	—	(0.3)	—	—
Other income, net	—	0.1	—	—	0.1

Income (loss) before income taxes and non-controlling interest	(47.2)	22.0	(4.0)	—	(29.2)
Income tax benefit (expense)	(0.3)	(2.1)	(1.5)	—	(3.9)

	(47.5)	19.9	(5.5)	—	(33.1)
Equity in income of subsidiaries	14.2	—	—	(14.2)	—

Net income (loss)	(33.3)	19.9	(5.5)	(14.2)	(33.1)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Net income (loss) attributable to Affinion Group, Inc.	$(33.3)	$19.9	$(5.7)	$(14.2)	$(33.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$935.3	$213.4	$—	$1,148.7

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	394.1	78.4	—	472.5
Operating costs	—	238.6	94.6	—	333.2
General and administrative	41.5	71.0	24.5	—	137.0
Facility exit costs	—	4.2	—	—	4.2
Depreciation and amortization	0.9	152.4	30.0	—	183.3

Total expenses	42.4	860.3	227.5	—	1,130.2

Income (loss) from operations	(42.4)	75.0	(14.1)	—	18.5
Interest income	0.3	0.4	0.2	—	0.9
Interest expense	(109.2)	(0.6)	(1.4)	—	(111.2)
Interest income (expense)—intercompany	0.9	—	(0.9)	—	—

Income (loss) before income taxes and non-controlling interest	(150.4)	74.8	(16.2)	—	(91.8)
Income tax benefit (expense)	(1.6)	(6.8)	(0.2)	—	(8.6)

	(152.0)	68.0	(16.4)	—	(100.4)
Equity in income of subsidiaries	50.9	—	—	(50.9)	—

Net income (loss)	(101.1)	68.0	(16.4)	(50.9)	(100.4)
Less: net income attributable to non-controlling interest	—	—	(0.7)	—	(0.7)

Net income (loss) attributable to Affinion Group, Inc.	$(101.1)	$68.0	$(17.1)	$(50.9)	$(101.1)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(68.5)	$84.2	$(18.1)	$(65.6)	$(68.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.9	118.8	27.9	—	147.6
Amortization of debt discount and financing costs	6.3	—	—	—	6.3
Unrealized loss on interest rate swap	1.2	—	—	—	1.2
Impairment of goodwill and other long-lived assets	—	39.7	—	—	39.7
Impairment of equity investment	—	—	1.0	—	1.0
Adjustment to liability for additional consideration based on earn-out	(14.6)	—	—	—	(14.6)
Facility exit costs	—	(0.9)	—	—	(0.9)
Share-based compensation	8.8	—	—	—	8.8
Equity in income (loss) of subsidiaries	(65.6)	—	—	65.6	—
Deferred income taxes	0.3	5.7	(2.1)	—	3.9
Net change in assets and liabilities:				—
Restricted cash	—	(5.3)	0.1	—	(5.2)
Receivables	(1.0)	(17.3)	(1.3)	—	(19.6)
Receivables from related parties	(0.4)	0.5	0.6	—	0.7
Profit-sharing receivables from insurance carriers	—	(15.0)	0.1	—	(14.9)
Prepaid commissions	—	8.7	0.7	—	9.4
Other current assets	(3.2)	(6.6)	(4.4)	—	(14.2)
Contract rights and list fees	—	(0.7)	—	—	(0.7)
Other non-current assets	(0.7)	5.1	0.3	—	4.7
Accounts payable and accrued expenses	13.6	(13.6)	6.3	—	6.3
Payables to related parties	(2.7)	(0.8)	(0.1)	—	(3.6)
Deferred revenue	—	(26.9)	(5.6)	—	(32.5)
Income taxes receivable and payable	(0.3)	(0.6)	(0.2)	—	(1.1)
Other long-term liabilities	0.3	0.6	(0.3)	—	0.6
Other, net	(0.3)	(0.3)	0.5	—	(0.1)

Net cash provided by (used in) operating activities	(125.9)	175.3	5.4	—	54.8

Investing Activities
Capital expenditures	(1.1)	(20.2)	(16.9)	—	(38.2)
Restricted cash	—	—	0.2	—	0.2
Acquisition-related payment, net of cash acquired	—	—	(1.2)	—	(1.2)

Net cash used in investing activities	(1.1)	(20.2)	(17.9)	—	(39.2)

Financing Activities
Principal payments on borrowings	(8.4)	(0.4)	—	—	(8.8)
Return of capital to parent company	(37.0)	—	—	—	(37.0)
Intercompany loan	(1.5)	(9.6)	11.1	—	—
Intercompany receivables and payables	143.3	(143.5)	0.2	—	—

Net cash provided by (used in) financing activities	96.4	(153.5)	11.3	—	(45.8)

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.4	—	0.4

Net increase (decrease) in cash and cash equivalents	(30.6)	1.6	(0.8)	—	(29.8)
Cash and cash equivalents, beginning of period	57.2	2.8	26.3	—	86.3

Cash and cash equivalents, end of period	$26.6	$4.4	$25.5	$—	$56.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(101.1)	$68.0	$(16.4)	$(50.9)	$(100.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.9	152.4	30.0	—	183.3
Amortization of debt discount and financing costs	6.2	—	—	—	6.2
Unrealized gain on interest rate swaps	(4.3)	—	—	—	(4.3)
Facility exit costs	—	4.2	—	—	4.2
Share-based compensation	8.5	—	—	—	8.5
Equity in (income) loss of subsidiaries	(50.9)	—	—	50.9	—
Deferred income taxes	0.3	6.0	(2.5)	—	3.8
Payment received for assumption of loyalty points program liability	—	4.8	—	—	4.8
Net change in assets and liabilities:
Restricted cash	3.4	(1.0)	(0.3)	—	2.1
Receivables	0.1	(39.5)	7.9	—	(31.5)
Receivables from related parties	(0.9)	0.4	0.9	—	0.4
Profit-sharing receivables from insurance carriers	—	(18.8)	0.6	—	(18.2)
Prepaid commissions	—	3.2	0.9	—	4.1
Other current assets	(0.4)	5.7	7.3	—	12.6
Contract rights and list fees	—	(2.7)	—	—	(2.7)
Other non-current assets	0.5	7.0	0.6	—	8.1
Accounts payable and accrued expenses	22.7	2.4	(21.0)	—	4.1
Payables to related parties	(5.1)	(0.6)	(1.1)	—	(6.8)
Deferred revenue	(0.1)	(13.2)	3.3	—	(10.0)
Income taxes receivable and payable	(0.1)	0.3	5.3	—	5.5
Other long-term liabilities	2.5	(3.5)	(6.9)	—	(7.9)
Other, net	(0.7)	0.1	0.6	—	—

Net cash provided by (used in) operating activities	(118.5)	175.2	9.2	—	65.9

Investing Activities
Capital expenditures	(2.8)	(28.0)	(8.2)	—	(39.0)
Restricted cash	—	—	1.1	—	1.1
Acquisition-related payment, net of cash acquired	(31.8)	2.4	(3.5)	—	(32.9)
Cash acquired in Webloyalty acquisition	—	10.4	15.7	—	26.1
Other investing activity	—	0.2	—	—	0.2

Net cash provided by (used in) investing activities	(34.6)	(14.9)	5.0	—	(44.5)

Financing Activities
Proceeds from issuance of term loan	250.0	—	—	—	250.0
Principal payments on borrowings	(8.4)	(0.4)	—	—	(8.8)
Financing costs	(5.8)	—	—	—	(5.8)
Repurchase of employee equity award of a subsidiary	—	—	(3.5)	—	(3.5)
Return of capital to parent company	(323.2)	—	—	—	(323.2)
Intercompany loan	(3.6)	—	3.6	—	—
Intercompany receivables and payables	156.8	(159.3)	2.5	—	—
Receivables from and payables to parent company	15.3	—	—	—	15.3
Distribution to non-controlling interest of a subsidiary	—	—	(1.1)	—	(1.1)

Net cash provided by (used in) financing activities	81.1	(159.7)	1.5	—	(77.1)

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.1	—	0.1

Net increase (decrease) in cash and cash equivalents	(72.0)	0.6	15.8	—	(55.6)
Cash and cash equivalents, beginning of period	104.8	3.2	13.1	—	121.1

Cash and cash equivalents, end of period	$32.8	$3.8	$28.9	$—	$65.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed under “Item 1A. Risk Factors” in our Form 10-K, as amended and supplemented by “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, or MD&A. All forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2012 and 2011. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2012 and 2011 and our financial condition as of September 30, 2012, as well as a discussion of our liquidity and capital resources.

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

Customers of our membership programs typically pay their membership fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily offered under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. During both the nine months ended September 30, 2012 and the year ended December 31, 2011, in excess of 95% of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships. Memberships generally remain under the billing terms in which they were originated.

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

We serve as an agent and third-party administrator for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. Insurance revenues are recognized ratably over the insurance period and there are no significant differences between cash flows and related revenue recognition. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying audited consolidated balance sheets and any changes in estimated profit sharing are periodically recorded as an adjustment to net revenue. Revenue from insurance programs is reported net of insurance costs in the accompanying unaudited consolidated statements of comprehensive income.

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

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company has concluded that it does not expect to pay any additional consideration in the form of an earn-out or additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of these accruals during the three months ended March 31, 2012 reduced general and administrative expense for the nine months ended September 30, 2012 by $14.6 million and $1.1 million, respectively. In addition, during the three months ended September 30, 2012, the Company entered into a settlement agreement with the former equity holders of Prospectiv which resulted in a $0.7 million reduction of the initial purchase price and released the Company from any future claims for additional consideration and for future compensation based on achievement of the performance targets. The reduction in the initial purchase price was included in general and administrative expenses in the accompanying statements of comprehensive income for the three and nine months ended September 30, 2012.

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

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010. Dodd-Frank provides a regulatory framework and requires that regulators draft, review and approve, and implement numerous regulations and conduct studies that are likely to lead to more regulations. As part of this, Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”) that became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies. These new and contemplated regulations could impose additional reporting, supervisory, and regulatory requirements on our financial institution marketing partners that could adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness could adversely affect our business or our reputation. Some of our marketing partners have become involved in governmental inquiries relating to our products or marketing practices, which have resulted in some of our marketing partners terminating their contracts with us, ceasing to facilitate payment processing or ceasing marketing our services to their members or end-consumers, and there can be no assurances that this trend will not continue. In addition, we may be subject to indemnification obligations under our marketing agreements, all of which could have a material adverse impact on our business. Partially as a result of this uncertain regulatory environment, we have experienced slower growth in our domestic membership customer base and domestic membership revenues, and we anticipate that this trend may continue in the near future.

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

These regulations primarily impact the means we use to market our programs, which can reduce the acceptance rates of our solicitation efforts, and impact our ability to obtain information from our members and end-customers. For our insurance products, these regulations limit our ability to implement pricing changes. In addition, new and contemplated regulations enacted by, or settlement agreements or consent orders with, the CFPB could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our marketing partners that could delay marketing campaigns with certain marketing partners, impact the services and products we provide to consumers, and adversely affect our business, financial condition and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Global Average Subscribers, excluding Basic Insureds	42,998	48,837	44,138	48,407
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds(1)	$30.73	$28.97	$30.44	$28.64
Global Membership Subscribers
Average Global Retail Subscribers(2)	10,298	11,318	10,706	11,377
Annualized Net Revenue Per Global Average Subscriber(1)	$79.77	$79.80	$79.81	$79.61
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale(2)	28,584	33,250	29,262	32,720
Annualized Net Revenue per Global Average Package Subscriber(1)	$7.34	$7.13	$7.61	$6.64
Global Insureds
Average Supplemental Insureds(2)	4,116	4,269	4,170	4,310
Annualized Net Revenue Per Supplemental Insured(1)	$70.46	$64.32	$63.84	$61.08
Global Average Subscribers, including Basic Insureds	64,873	71,190	66,229	70,779

(1)	Annualized Net Revenue Per Global Average Subscriber and Annualized Net Revenue Per Supplemental Insured are each calculated by taking the revenues as reported for the period and dividing it by the average subscribers or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or an insured, as applicable, the subscriber’s or insured’s, as applicable, revenues are no longer recognized in the calculation.
(2)	Average Global Subscribers and Average Supplemental Insureds for the period are each calculated by determining the average subscribers or insureds, as applicable, for each month (adding the number of subscribers or insureds, as applicable, at the beginning of the month with the number of subscribers or insureds, as applicable, at the end of the month and dividing that total by two) for each of the months in the period and then averaging that result for the period. A subscriber’s or insured’s, as applicable, account is added or removed in the period in which the subscriber or insured, as applicable, has joined or cancelled.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table summarizes our consolidated results of operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase (Decrease)
Net revenues	$370.6	$394.7	$(24.1)

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	142.5	168.7	(26.2)
Operating costs	110.8	116.0	(5.2)
General and administrative	33.3	39.6	(6.3)
Impairment of goodwill and other long-lived assets	—	—	—
Facility exit costs	(0.9)	2.9	(3.8)
Depreciation and amortization	48.5	60.4	(11.9)

Total expenses	334.2	387.6	(53.4)

Income from operations	36.4	7.1	29.3
Interest income	0.2	0.1	0.1
Interest expense	(37.0)	(36.5)	(0.5)
Other income, net	0.1	0.1	—

Income (loss) before income taxes and non-controlling interest	(0.3)	(29.2)	28.9
Income tax expense	(1.9)	(3.9)	2.0

Net loss	(2.2)	(33.1)	30.9
Less: net income attributable to non-controlling interest	(0.1)	(0.2)	0.1

Net loss attributable to Affinion Group, Inc.	$(2.3)	$(33.3)	$31.0

Summary of Operating Results for the Three Months Ended September 30, 2012

The following is a summary of changes affecting our operating results for the three months ended September 30, 2012.

Net revenues decreased $24.1 million, or 6.1%, for the three months ended September 30, 2012 as compared to the same period of the prior year. Net revenues in our North American units decreased $23.7 million primarily from lower retail revenues from a decline in volumes in our Membership business which was partially offset by growth from existing clients in our Loyalty business and higher revenue in our Insurance and Package business from a lower cost of insurance. International segment net revenues decreased by $0.4 million as higher retail revenue was more than offset by lower package revenues and an unfavorable currency impact from the stronger U.S. dollar.

Segment EBITDA increased $17.4 million as the impact of the lower net revenues was more than offset by lower marketing and commissions and lower operating and general and administrative costs.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following section provides an overview of our consolidated results of operations for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Net Revenues. During the three months ended September 30, 2012 we reported net revenues of $370.6 million, a decrease of $24.1 million, or 6.1%, as compared to net revenues of $394.7 million in the comparable period of 2011. Net revenues of our Membership Products decreased $29.4 million primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and from the continued, but anticipated, attrition of the domestic member base of Webloyalty, which more than offset higher average revenue per average retail member. Insurance and Package revenues increased $2.8 million primarily due to a lower cost of insurance from lower claims experience. Loyalty Products net revenues increased $2.4 million which was primarily attributable to increased revenues from existing client programs. International Products net revenues decreased $0.4 million as higher retail revenue in our online channel was more than offset by lower package revenue and an unfavorable currency impact of $6.0 million as a result of the stronger U.S. dollar.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $26.2 million, or 15.5%, to $142.5 million for the three months ended September 30, 2012 from $168.7 million for the three months ended September 30, 2011. Marketing and commissions expense decreased primarily in our Membership business due to fewer marketing opportunities with our large financial institution marketing partners.

Operating Costs. Operating costs decreased by $5.2 million, or 4.5%, to $110.8 million for the three months ended September 30, 2012 from $116.0 million for the three months ended September 30, 2011. Operating costs decreased primarily due to lower employee related costs and the impact of the stronger U.S. dollar.

General and Administrative Expense. General and administrative expense decreased by $6.3 million, or 15.9%, to $33.3 million for the three months ended September 30, 2012 from $39.6 million for the three months ended September 30, 2011 primarily due to lower employee related costs and lower costs associated with certain legal matters.

Facility Exit Costs. During the three months ended September 30, 2011, we recorded facility exit costs in the amount of $2.9 million associated with the lease on a Webloyalty facility. These costs represent the present value of future lease payments and other expenses related to the facility through the expiration of the lease, net of any estimated sublease income. The cost estimates were reduced by $0.9 million during the three months ended September 30, 2012 to reflect additional expected future sublease income on the lease.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $11.9 million for the three months ended September 30, 2012 to $48.5 million from $60.4 million for the three months ended September 30, 2011, primarily from recording $6.8 million less amortization expense in 2012 as compared to 2011 related to intangible assets acquired in the Webloyalty acquisition, principally member relationships, and lower amortization of $2.8 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense increased by $0.5 million, or 1.4%, to $37.0 million for the three months ended September 30, 2012 from $36.5 million for the three months ended September 30, 2011, primarily due to a $0.7 million less favorable impact of an interest rate swap in 2012 as compared to 2011.

Income Tax Expense. Income tax expense decreased by $2.0 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to a decrease in the current state and foreign tax liabilities and deferred federal and state tax liabilities for the three months ended September 30, 2012, partially offset by an increase in deferred foreign tax liabilities for the same period.

Our effective income tax rates for the three months ended September 30, 2012 and 2011 were (717.9)% and (13.3)%, respectively. The difference in the effective tax rates for the three months ended September 30, 2012 and 2011 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $29.2 million for the three months ended September 30, 2011 to $0.3 million for the three months ended September 30, 2012 and a decrease in income tax expense from $3.9 million for the three months ended September 30, 2011 to $1.9 million for the three months ended September 30, 2012. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended September 30,
	Net Revenues			Segment EBITDA(1)
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$167.9	$197.3	$(29.4)	$33.5	$24.7	$8.8
Insurance and Package Products	90.0	87.2	2.8	31.5	27.9	3.6
Loyalty Products	37.2	34.8	2.4	13.5	10.9	2.6
Eliminations	(0.4)	(0.9)	0.5	—	—	—

Total North America	294.7	318.4	(23.7)	78.5	63.5	15.0
Affinion International
International Products	75.9	76.3	(0.4)	9.3	9.6	(0.3)

Total products	370.6	394.7	(24.1)	87.8	73.1	14.7
Corporate	—	—	—	(2.9)	(5.6)	2.7

Total	$370.6	$394.7	$(24.1)	84.9	67.5	17.4

Depreciation and amortization				(48.5)	(60.4)	11.9

Income (loss) from operations				$36.4	$7.1	$29.3

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues decreased by $29.4 million, or 14.9%, to $167.9 million for the three months ended September 30, 2012 as compared to $197.3 million for the three months ended September 30, 2011. Net revenues decreased primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and from the continued, but anticipated, attrition of the domestic member base of Webloyalty, which more than offset higher average revenue per average retail member.

Segment EBITDA increased by $8.8 million, or 35.6%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Segment EBITDA increased as the impact of the lower net revenues of $29.4 million was more than offset by lower marketing and commissions of $24.6 million and lower operating and general and administrative costs which totaled $9.8 million. The lower marketing and commissions were primarily the result of fewer marketing opportunities with our large financial institution marketing partners. The lower operating and general and administrative costs were primarily due to lower employee related costs and lower costs associated with certain legal matters In addition, facility exit costs decreased $3.8 million primarily from the absence in 2012 of a charge associated with the lease on a Webloyalty facility.

Insurance and Package Products. Insurance and Package Products net revenues increased by $2.8 million, or 3.2%, to $90.0 million for the three months ended September 30, 2012 as compared to $87.2 million for the three months ended September 30, 2011. Insurance revenue increased approximately $3.7 million primarily from a lower cost of insurance from lower claims experience. Package revenue decreased approximately $0.9 million primarily from lower fee-based revenue from our NetGain product.

Segment EBITDA increased by $3.6 million, or 12.9%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to the higher insurance net revenues.

Loyalty Products. Revenues from Loyalty Products increased by $2.4 million, or 6.9%, for the three months ended September 30, 2012 to $37.2 million as compared to $34.8 million for the three months ended September 30, 2011 primarily due to growth from existing clients.

Segment EBITDA increased by $2.6 million, or 23.9%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to the higher net revenue.

Affinion International

International Products. International Products net revenues decreased by $0.4 million, or 0.5%, to $75.9 million for the three months ended September 30, 2012 as compared to $76.3 million for the three months ended September 30, 2011. An increase of $5.6 million from higher retail revenue in our online channel was more than offset by lower package revenue and the unfavorable impact of the stronger U.S. dollar, which resulted in a decline of $6.0 million.

Segment EBITDA decreased by $0.3 million, or 3.1%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 as the higher revenue was offset by costs associated with increased investments in new markets.

Corporate

Corporate costs decreased by $2.7 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily from a favorable impact in foreign exchange on intercompany borrowings in 2012 as compared to 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase (Decrease)
Net revenues	$1,130.0	$1,148.7	$(18.7)

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	448.1	472.5	(24.4)
Operating costs	344.2	333.2	11.0
General and administrative	99.4	137.0	(37.6)
Impairment of goodwill and other long-lived assets	39.7	—	39.7
Facility exit costs	(0.9)	4.2	(5.1)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Increase (Decrease)
Depreciation and amortization	147.6	183.3	(35.7)

Total expenses	1,078.1	1,130.2	(52.1)

Income from operations	51.9	18.5	33.4
Interest income	0.7	0.9	(0.2)
Interest expense	(111.5)	(111.2)	(0.3)
Other income, net	(0.2)	—	(0.2)

Income (loss) before income taxes and non-controlling interest	(59.1)	(91.8)	32.7
Income tax expense	(8.9)	(8.6)	(0.3)

Net loss	(68.0)	(100.4)	32.4
Less: net income attributable to non-controlling interest	(0.5)	(0.7)	0.2

Net loss attributable to Affinion Group, Inc.	$(68.5)	$(101.1)	$32.6

Summary of Operating Results for the Nine Months Ended September 30, 2012

The following is a summary of changes affecting our operating results for the nine months ended September 30, 2012.

Net revenues decreased $18.7 million, or 1.6%, for the nine months ended September 30, 2012 as compared to the same period of the prior year. Net revenues in our North American units decreased $27.5 million primarily from lower retail revenues from a decline in volumes in our Membership business which more than offset higher net revenues from the acquisition of Prospectiv, and lower insurance revenue primarily from of the absence in 2012 of a one-time payment from an insurance provider in our Insurance and Package business. These decreases were partially offset by growth from existing clients in our Loyalty business. International segment net revenues increased by $8.8 million, primarily from higher retail revenue partially offset by lower package revenue and an unfavorable currency impact from the stronger U.S. dollar.

Segment EBITDA decreased $2.3 million, primarily due to an impairment charge of $39.7 million of goodwill and certain other intangible assets that were acquired in the August 1, 2011 acquisition of Prospectiv. Excluding this charge, Segment EBITDA increased $37.4 million as the lower marketing and commissions and lower general and administrative costs more than offset the effect of the lower net revenues and higher operating costs.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following section provides an overview of our consolidated results of operations for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Net Revenues. During the nine months ended September 30, 2012 we reported net revenues of $1,130.0 million, a decrease of $18.7 million, or 1.6%, as compared to net revenues of $1,148.7 million in the comparable period in 2011. Net revenues of our Membership Products decreased $30.2 million as lower revenues from lower retail member volumes, primarily from the continued, but anticipated, attrition of the domestic member base of Webloyalty and the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches more than offset the higher revenues from higher average revenue per average retail member, higher revenues from the Prospectiv acquisition and higher volumes in wholesale arrangements. Insurance and Package net revenues decreased $8.9 million primarily due to the absence in 2012 of a one-time payment from an insurance provider along with lower package revenue. Loyalty Products net revenues increased $10.7 million primarily due to increased revenues from existing clients and new client programs. International Products net revenues increased $8.8 million primarily from higher retail revenue in our online channel partially offset by lower package revenue and an unfavorable currency impact of $13.2 million as a result of the stronger U.S. dollar.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $24.4 million, or 5.2%, to $448.1 million for the nine months ended September 30, 2012 from $472.5 million for the nine months ended September 30, 2011. Marketing and commissions expense decreased in our Membership business primarily from fewer marketing opportunities with our large financial institution marketing partners and was partially offset by increases in our International business primarily due to increased spending in our retail channel.

Operating Costs. Operating costs increased by $11.0 million, or 3.3%, to $344.2 million for the nine months ended September 30, 2012 from $333.2 million for the nine months ended September 30, 2011. Operating costs increased primarily due to higher fulfillment costs in our identity theft protection programs in our Membership business, revenue growth in client programs in our Loyalty business and additional investments in new markets in our international business which was partially offset by lower costs related to the stronger U.S. dollar.

General and Administrative Expense. General and administrative expense decreased by $37.6 million, or 27.4%, to $99.4 million for the nine months ended September 30, 2012 from $137.0 million for the nine months ended September 30, 2011 primarily from the absence in 2012 of a special cash distribution of $14.8 million to option holders in connection with dividends paid by Affinion Holdings to stockholders in January 2011 and February 2011 and the reversal of a liability of $14.6 million in connection with anticipated earn-out payments originally recorded in 2011 for the Prospectiv acquisition. In addition, we experienced lower employee related costs and lower costs associated with certain legal matters which were partially offset by higher costs from investments in new markets.

Impairment of Goodwill and Other Long-Lived Assets. An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded in the nine months ended September 30, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge includes $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets ascribed in the August 1, 2011 acquisition, primarily tradenames and technology.

Facility Exit Costs. During the nine months ended September 30, 2011, we recorded facility exit costs in the amount of $4.2 million associated with the lease on a Webloyalty facility. These costs represent the present value of future lease payments and other expenses related to the facility through the expiration of the lease, net of any estimated sublease income. The cost estimates were reduced by $0.9 million during the nine months ended September 30, 2012 to reflect additional expected future sublease income on the lease.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $35.7 million for the nine months ended September 30, 2012 to $147.6 million from $183.3 million for the nine months ended September 30, 2011, primarily from recording $23.7 million less amortization expense in 2012 as compared to 2011 related to intangible assets acquired in the Webloyalty acquisition, principally member relationships, and lower amortization of $8.4 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense increased by $0.3 million, or 0.3%, to $111.5 million for the nine months ended September 30, 2012 from $111.2 million for the nine months ended September 30, 2011, primarily from higher interest accrued on our term loan.

Income Tax Expense. Income tax expense increased by $0.3 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to an increase in the current foreign tax liabilities and deferred federal and foreign tax liabilities for the nine months ended September 30, 2012, partially offset by a decrease in the current and deferred state tax liabilities for the same period.

Our effective income tax rates for the nine months ended September 30, 2012 and 2011 were (14.9)% and (9.3)%, respectively. The difference in the effective tax rates for the nine months ended September 30, 2012 and 2011 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $91.8 million for the nine months ended September 30, 2011 to $59.1 million for the nine months ended September 30, 2012 and an increase in income tax expense from $8.6 million for the nine months ended September 30, 2011 to $8.9 million for the nine months ended September 30, 2012. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Nine Months Ended September 30,
	Net Revenues			Segment EBITDA(1)
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$545.3	$575.5	(30.2)	$110.4	$91.0	$19.4
Insurance and Package Products	251.2	260.1	(8.9)	82.0	82.1	(0.1)
Loyalty Products	113.0	102.3	10.7	38.1	32.0	6.1
Eliminations	(1.7)	(2.6)	0.9	—	—	—

Total North America	907.8	935.3	(27.5)	230.5	205.1	25.4
Affinion International
International Products	222.2	213.4	8.8	20.5	23.3	(2.8)

Total products	1,130.0	1,148.7	(18.7)	251.0	228.4	22.6
Corporate	—	—	—	(11.8)	(26.6)	14.8
Impairment of goodwill and other long-lived assets	—	—	—	(39.7)	—	(39.7)

Total	$1,130.0	1,148.7	(18.7)	199.5	201.8	(2.3)

Depreciation and amortization				(147.6)	(183.3)	35.7

Income from operations				$51.9	$18.5	$33.4

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues decreased by $30.2 million, or 5.2%, to $545.3 million for the nine months ended September 30, 2012 as compared to $575.5 million for the nine months ended September 30, 2011. Net revenues decreased primarily due to lower retail member volumes, primarily from the continued, but anticipated, attrition of the domestic member base of Webloyalty and the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches, which more than offset the higher revenues from higher average revenue per average retail member, revenues from the Prospectiv acquisition and higher volumes in wholesale arrangements.

Segment EBITDA increased by $19.4 million, or 21.3%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Segment EBITDA increased as the impact of the lower net revenues of $30.2 million was more than offset by lower marketing and commissions of $28.8 million and lower general and administrative costs of $21.5 million. The lower marketing and commissions was primarily due to the allocation of marketing spend to other business segments and fewer marketing opportunities with our large financial institution marketing partners. The lower general and administrative costs were primarily the result of the reversal of a liability of $14.6 million in connection with previously anticipated earn-out payments originally recorded in 2011 related to the Prospectiv acquisition, and lower costs associated with certain legal matters. Higher operating costs of $5.8 million, primarily due to increased costs associated with our identity theft programs, were substantially offset by lower facility exit costs of $5.1 million principally due to the absence in 2012 of a charge recorded in 2011 related to costs associated with leases on certain Webloyalty facilities.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $8.9 million, or 3.4%, to $251.2 million for the nine months ended September 30, 2012 as compared to $260.1 million for the nine months ended September 30, 2011. Insurance revenue decreased approximately $5.7 million primarily from the absence in 2012 of a one-time payment from an insurance provider in the first quarter of 2011, partially offset by an increase in the average revenue per supplemental insured. Package revenue declined approximately $3.2 million primarily from lower fee-based revenue from our NetGain product.

Segment EBITDA decreased by $0.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, as the lower net revenues were substantially offset by lower marketing and commissions, and lower operating and general and administrative costs.

Loyalty Products. Revenues from Loyalty Products increased by $10.7 million, or 10.5%, for the nine months ended September 30, 2012 to $113.0 million as compared to $102.3 million for the nine months ended September 30, 2011 primarily due to growth from existing clients and new client programs.

Segment EBITDA increased by $6.1 million, or 19.1%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, as the higher net revenue was partially offset by higher product and servicing costs.

Affinion International

International Products. International Products net revenues increased by $8.8 million, or 4.1%, to $222.2 million for the nine months ended September 30, 2012 as compared to $213.4 million for the nine months ended September 30, 2011. Net revenues increased as higher retail revenue in our online channel increased by $22.0 million, which was partially offset by lower package revenue and the unfavorable impact of the stronger U.S. dollar, which resulted in a decline of $13.2 million.

Segment EBITDA decreased by $2.8 million, or 12.0%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 as the positive impact of the higher revenue was more than offset by higher marketing and commissions from increased spending in our retail channel and higher costs associated with increased investments in new markets.

Corporate

Corporate costs decreased by $14.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to the absence in 2012 of a charge related to cash distributions made to option holders in connection with dividends paid by Affinion Holdings to its common stockholders in January and February of 2011.

Impairment of Goodwill and Other Long-Lived Assets

An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded during the nine months ended September 30, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge includes $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets acquired in the Prospectiv acquisition, primarily tradenames and technology.

Financial Condition, Liquidity and Capital Resources

Financial Condition—September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011	Increase (Decrease)
	(in millions)
Total assets	$1,511.0	$1,651.0	$(140.0)
Total liabilities	2,627.4	2,662.7	(35.3)
Total deficit	(1,116.4)	(1,011.7)	(104.7)

Total assets decreased by $140.0 million principally due to (i) a decrease in other intangibles, net of $116.7 million, principally due to amortization expense of $109.7 million and an $8.2 million impairment of intangible assets acquired in the Prospectiv acquisition, (ii) a decrease in cash of $29.8 million (see “—Liquidity and Capital Resources—Cash Flows”), and (iii) a decrease in goodwill of $29.6 million, principally related to a $31.5 million impairment of the goodwill established in connection with the Prospectiv acquisition. These decreases were partially offset by an increase in receivables of $20.7 million, principally due to the timing of payments from clients for loyalty services, including payments for gift cards utilized for loyalty program fulfillment, and the impact of seasonality of travel services.

Total liabilities decreased by $35.3 million, primarily due to a decrease in deferred revenue of $31.0 million due to the continuing shift of the membership base to monthly memberships, and a decrease in other long-term liabilities of $15.0 million, principally due to the release of the earn-out liability established in connection with the Prospectiv acquisition.

Total deficit increased by $104.7 million, principally due to a net loss attributable to the Company of $68.5 million and a return of capital to the Company’s parent of $37.0 million.

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

Cash Flows—Nine Months Ended September 30, 2012 and 2011

At September 30, 2012, we had $56.5 million of cash and cash equivalents on hand, a decrease of $9.0 million from $65.5 million at September 30, 2011. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Cash provided by (used in):
Operating activities	$54.8	$65.9	$(11.1)
Investing activities	(39.2)	(44.5)	5.3
Financing activities	(45.8)	(77.1)	31.3
Effect of exchange rate changes	0.4	0.1	0.3

Net change in cash and cash equivalents	$(29.8)	$(55.6)	$25.8

Operating Activities

During the nine months ended September 30, 2012, we generated $11.1 million less cash from operating activities than during the nine months ended September 30, 2011. Segment EBITDA decreased by $2.3 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 (see “—Results of Operations”). During the nine months ended September 30, 2012, other current assets generated cash flows that were $26.8 million less favorable than the cash flows during the nine months ended September 30, 2011 due to higher gift card inventories and prepaid computer maintenance expenses in 2012. In addition, deferred revenue generated cash flows during the nine months ended September 30, 2012 that were $22.5 million less favorable due to the continued shift from annual memberships to monthly memberships, as well the continued growth in online joins. This unfavorability was partially offset by increased cash flows in 2012 from accounts receivable due to the timing of receipts, including the impact of new loyalty program clients and growth in loyalty programs with existing clients, and continued growth in the domestic travel business.

Investing Activities

We used $5.3 million less cash in investing activities during the nine months ended September 30, 2012 as compared to the same period in 2011. During the nine months ended September 30, 2012, we used $38.2 million for capital expenditures and $1.2 million for acquisition-related payments. During the nine months ended September 30, 2011, we acquired $26.1 million of cash as a result of our non-cash acquisition of Webloyalty and used $39.0 million for capital expenditures and $32.9 million for acquisition-related payments.

Financing Activities

We used $31.31 million less cash in financing activities during the nine months ended September 30, 2012 as compared to the same period in 2011. During the nine months ended September 30, 2012, we paid dividends to our parent company of $37.0 million and made principal payments on borrowings of $8.8 million. During the nine months ended September 30, 2011, we borrowed an additional $250.0 million under the term loan facility under our senior secured credit facility, made principal payments on our debt of $8.8 million and incurred financing costs of $5.8 million. In addition, during the nine months ended September 30, 2011, we paid dividends of $323.2 million to our parent company.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company, and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. As of September 30, 2012, we had approximately $1.9 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the senior subordinated notes unless, prior to that date, (a) the maturity for our senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under our senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to the term loan facility and the revolving loans under the credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 3.50%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 2.50%. The effective interest rate on the term loan for the nine months ended September 30, 2012 and the year ended December 31, 2011 was 5% per annum. Our obligations under our senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Our senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of total debt to EBITDA (as defined in our senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. The April 2010 proceeds of the term loan under our senior secured credit facility were utilized to repay the outstanding balance of the then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. The remaining proceeds are available for working capital and other general corporate purposes, including permitted acquisitions and investments. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

At September 30, 2012, the Company had $1,098.7 million outstanding under the term loan facility, $475.0 million ($472.3 million net of discount) outstanding under the 7.875% senior notes and $355.5 million ($353.9 million net of discount) outstanding under the senior subordinated notes. At September 30, 2012, there were no outstanding borrowings under the revolving credit facility and the Company had $158.1 million available under the revolving credit facility after giving effect to the issuance of $6.9 million of letters of credit issued under the revolving credit facility.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our 7.875% senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our senior secured credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum consolidated leverage ratio. The interest coverage ratio as defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.85 to 1.0 at September 30, 2012. The consolidated leverage ratio as defined in our senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined) must be less than 5.75 to 1.0 at September 30, 2012. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the 7.875% senior notes and the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of September 30, 2012, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months. Compliance with the maintenance covenants under its debt agreements over the next twelve months may be achieved in part through debt reduction, asset divestiture, cost reduction initiatives, waiver or amendment of certain covenants or other actions or combination of actions deemed appropriate by the Company.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended September 30, 2012 to Adjusted EBITDA.

Twelve Months Ended September 30, 2012(a)
(in millions)
Net cash provided by operating activities	$95.9
Interest expense, net	147.8
Income tax expense	5.5
Amortization of favorable and unfavorable contracts	0.3
Amortization of debt discount and financing costs	(8.4)
Unrealized loss on interest rate swap	(8.0)
Deferred income taxes	(2.4)
Payment received for assumption of loyalty points program liability	0.1
Changes in assets and liabilities	87.6
Effect of the Apollo Transactions, reorganizations, certain legal costs and net cost savings(b)	22.5
Other, net(c)	16.2

Adjusted EBITDA, excluding pro forma adjustments(d)	357.1
Effect of the pro forma adjustments(e)	7.5

Adjusted EBITDA, including pro forma adjustments(f)	$364.6

(a)	Represents consolidated financial data for the year ended December 31, 2011, minus consolidated financial data for the nine months ended September 30, 2011, plus consolidated financial data for the nine months ended September 30, 2012.
(b)	Eliminates the effect of the Apollo Transactions and legal costs for certain legal matters and costs associated with severance incurred.
(c)	Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs associated with certain strategic and corporate development activities and (v) consulting fees paid to Apollo.
(d)	Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Webloyalty and Prospectiv acquisitions. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on October 1, 2011 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.
(e)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Webloyalty and Prospectiv acquisitions as if such restructurings and cost savings initiatives had occurred on October 1, 2011.
(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group, Inc. for the twelve months ended September 30, 2012 to Adjusted EBITDA as required by our credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.

Twelve Months Ended September 30, 2012(a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(77.1)
Interest expense, net	147.8
Income tax expense	5.5
Non-controlling interest	0.7
Depreciation and amortization	203.0
Effect of the Apollo Transactions, reorganizations and non-recurring revenues and gains(b)	(0.6)
Certain legal costs(c)	8.9
Net cost savings(d)	14.2
Other, net(e)	54.7

Adjusted EBITDA, excluding pro forma adjustments(f)	357.1
Effect of the pro forma adjustments(g)	7.5

Adjusted EBITDA, including pro forma adjustments(h)	$364.6

Interest coverage ratio(i)	2.39
Consolidated leverage ratio(j)	5.17
Fixed charge coverage ratio(k)	2.40

(a)	Represents consolidated financial data for the year ended December 31, 2011, minus consolidated financial data for the nine months ended September 30, 2011, plus consolidated financial data for the nine months ended September 30, 2012.
(b)	Eliminates the effect of the Apollo Transactions.
(c)	Represents the elimination of legal costs for certain legal matters.
(d)	Represents the elimination of costs associated with severance incurred.
(e)	Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, including payments to option holders, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs associated with certain strategic and corporate development activities, (vi) consulting fees paid to Apollo, (vii) facility exit costs and (viii) the impairment charge related to the goodwill and certain intangible assets of Prospectiv.
(f)	Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Webloyalty and Prospectiv acquisitions. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on October 1, 2011 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.
(g)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Webloyalty and Prospectiv acquisitions as if such restructurings and cost savings initiatives had occurred on October 1, 2011.
(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (g) above.
(i)	The interest coverage ratio is defined in our amended and restated senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be greater than 1.85 to 1.0 at September 30, 2012.
(j)	The consolidated leverage ratio is defined in our amended and restated senior secured credit facility (total debt, as defined, to Adjusted EBITDA, as defined). The consolidated leverage ratio must be less than 5.75 to 1.0 at September 30, 2012.
(k)	The fixed charge coverage ratio is defined in the indentures governing our 7.875% senior notes and our senior subordinated notes (consolidated cash flows, as defined, which is equivalent to Adjusted EBITDA (as defined in our amended and restated senior secured credit facility) to fixed charges, as defined). The calculation of fixed charges excludes the amortization of deferred financing costs associated with the amendment and restatement of our credit facility on April 9, 2010.

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

Interest Rate Swap

In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap had a notional amount of $500.0 million and terminated on October 17, 2012. Under the swap, the Company had agreed to pay a fixed rate of interest of 2.985%, payable on a quarterly basis with the first interest payment due on May 21, 2011, in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period.

The interest rate swap was recorded at fair value, either as an asset or liability. The change in the fair value of the swap, which was not designated as a hedging instrument, is included in interest expense in the accompanying unaudited condensed consolidated statements of comprehensive income. For the three months ended September 30, 2012 and 2011, the Company recorded interest income (expense), representing realized and unrealized gains and losses, of $(0.2) million and $0.5 million, respectively, related to the interest rate swap and for the nine months ended September 30, 2012 and 2011, the Company recorded interest expense, representing realized and unrealized gains and losses, of $1.2 million and $2.2 million, respectively, related to the interest rate swap.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2012 (dollars are in millions unless otherwise indicated):

	2012	2013	2014	2015	2016	2017 and Thereafter	Total	Fair Value At September 30, 2012
Fixed rate debt	$0.1	$0.5	$0.4	$355.8	$0.1	$475.0	$831.9	$685.7
Average interest rate	9.43%	9.43%	9.43%	9.43%	7.88%	7.88%
Variable rate debt	$2.8	$11.2	$11.3	$11.2	$1,062.2		$1,098.7	$1,010.8
Average interest rate(a)	5.00%	5.00%	5.00%	5.00%	5.00%
Variable to fixed interest rate swaps(b)								$2.1
Average pay rate	2.99%
Average receive rate	0.32%

(a)	Average interest rate is based on rates in effect at September 30, 2012.
(b)	The fair value of the interest rate swap is included in accounts payable and accrued expenses at September 30, 2012. The fair value has been determined after consideration of the interest rate yield curve and the creditworthiness of the counterparty to the interest rate swap.

We do not use derivative instruments for trading or speculative purposes.

Foreign Currency Forward Contracts

In August 2010, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 3.5 million and receive $5.5 million thirty days after the contract date. In September 2010, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In April 2011, the Company entered into a foreign currency forward contract under which the Company agreed to sell GBP 4.3 million and receive $7.2 million thirty days after the contract date. In May 2011, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. In May 2012, the Company entered into a foreign currency forward contract under which the Company agreed to sell EUR 7.7 million and receive $9.5 million thirty days after the contract date. In June 2012, and in each subsequent month, upon settlement, the Company entered into a new thirty day forward contract. During the three and nine months ended September 30, 2012, the Company recognized a realized loss on the forward contracts of $0.8 million and $0.9 million, respectively, and during the three and nine months ended September 30, 2011, the Company recognized a realized gain on the forward contracts of $0.3 million and $0.2 million, respectively. As of September 30, 2012, the Company had a de minimis unrealized loss on the foreign currency forward contracts. We generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

At September 30, 2012, the Company’s estimated fair value of Affinion’s foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of September 30, 2012, approximately $74.9 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

We derive a substantial amount of our revenue from the members and end-customers we obtain through only a few of our marketing partners. If one or more of our agreements with our marketing partners were to be terminated or expire, or one or more of our marketing partners were to reduce the marketing of our services, we would lose access to prospective members and end-customers and could lose sources of revenue.

We derive a substantial amount of our net revenue from the customers we obtain through only a few of our marketing partners. In 2011, we derived approximately 46.6% of our net revenues from members and end-customers we obtained through the 10 largest marketing partners of our more than 5,570 marketing partners.

Many of our key marketing partner relationships are governed by agreements that may be terminated at any time without cause by our marketing partners upon notice of as few as 90 days without penalty. Some of our agreements may be terminated at any time by our marketing partners upon notice of as few as 30 days without penalty. Our marketing partners are not subject to minimum marketing commitments that are material, individually or in the aggregate. Moreover, under many of these agreements, our marketing partners may cease or reduce their marketing of our services without terminating or breaching our agreements. Further, in the ordinary course of business, at any given time, one or more of our contracts with key marketing partners may be selected for bidding through a request for proposal process. As a result of the regulatory supervisory audits and inquiries of certain of our large financial institution marketing partners, certain partners have terminated their agreements with us or ceased marketing our services to, or ceased billing, their consumers. The loss of such marketing partners or the cessation of their marketing of our services or a decline in their businesses could have a material adverse effect on our future revenue from existing services of which such marketing partner’s customers are customers of ours and could adversely affect our ability to further market new or existing services through such marketing partner to prospective customers. There can be no assurance that more of our or other marketing partners will not terminate their relationship with us, cease or reduce their marketing of our services or suffer a decline in their business. If other marketing partners terminate or do not renew their relationships with us and we are required to cease providing our services to, or cease billing, their customers, then we could lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

Our typical membership products agreements with marketing partners provide that after termination of the contract we may continue to provide our services to existing members under the same economic arrangements that existed before termination. However, in some cases, our marketing partners have, and others may in the future, nonetheless violate their contractual obligations and cease facilitating the billing of such existing members. Under certain of our insurance products agreements, however, marketing partners may require us to cease providing services to existing customers after time periods ranging from 90 days to five years after termination of the agreement. Also, under agreements with our marketing partners for which we market under a wholesale arrangement and have not incurred any marketing expenditures, our marketing partners generally may require us to cease providing services to existing customers upon termination of the wholesale arrangement. Further, marketing partners under certain agreements also may require us to cease providing services to their customers under existing arrangements if the contract is terminated for material breach by us or due to a change in the law or regulations. If one or more of these marketing partners were to terminate our agreements with them, and require us to cease providing our services to, or cease billing, their customers, then we could lose significant sources of revenue and there can be no assurances that we will be able to replace such lost revenue, which could have a material adverse effect on our revenues and profitability.

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

Our U.S. membership and insurance products are subject to extensive regulation and oversight by the Federal Trade Commission (the “FTC”), the Federal Communications Commission (the “FCC”), state attorneys general and other state regulatory agencies, including state insurance regulators. Our marketing partners are subject to various federal and state consumer protection laws designed to ensure that consumers are protected from unfair and deceptive marketing practices. Moreover, our financial institution marketing partners are subject to oversight by the Office of the Comptroller of the Currency (the “OCC”), Federal Deposit Insurance Corporation and Consumer Financial Protection Bureau (the “CFPB”) as described below. Pursuant to such oversight, the financial institutions may be required to oversee their service providers, vendors or products sold to customers of such financial institutions. Our programs and services involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing related to our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and related regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance products are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market our programs and services and reduce our revenues and profitability.

Similarly our operations in the European Economic Area are also often subject to strict regulation. These laws include, in particular, restrictions on our insurance intermediary activities as a regulated financial service requiring prior authorization and adherence to various rules on management and controls, documentation, complaints handling, financial promotions and the contracting process with consumers. In addition our marketing operations are subject to regulation including data protection legislation requiring notification and obtaining consent for marketing and also advertising rules regarding the content of marketing messages. “Distance selling” information and cancellation rules must also be followed when we contract with consumers at a distance including via post, phone or website. In the latter case, electronic commerce rules also come into play. Some of our products in the U.K. also involve the provision of services classified as consumer credit and therefore require additional licenses to be applied for and maintained. Additionally, individuals in the U.K. and other European countries have rights to prevent direct marketing to them by telephone, fax or email. Recent additions to the regulatory landscape to which we are subject in the European Economic Area include restrictions on what are considered to be unfair or misleading commercial practices and new general rules on providing services involving information and basic complaint handling rules to be followed. While many of these rules are based on European Directives, different jurisdictions have varying implementation and enforcement approaches which can be difficult to navigate. New rules or changes in existing ones at a European or Member State level in countries where we operate could restrict our current practices and the loss of required authorization or licenses would severely inhibit our service offerings.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010. Dodd-Frank provides a regulatory framework and requires that regulators draft, review and approve, and implement numerous regulations and conduct studies that are likely to lead to more regulations. As part of this, Dodd-Frank created the CFPB that became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies.

The overall impact of these regulations on us and our clients is difficult to estimate, in part because certain regulations need to be adopted by the CFPB with respect to consumer financial products and services and in part because regulations that have been adopted have only recently taken effect. These new and contemplated regulations and supervisory audits and inquiries could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our marketing partners that could delay or cease marketing campaigns with certain marketing partners or otherwise adversely affect our business, financial condition and results of operations. In addition, the CFPB or other bank oversight federal agency such as the OCC have issued and may continue to issue rulings or findings or enter into a settlement or consent order with one or more of our financial institution marketing partners that relates to the products or services we provide to such financial institution, which could adversely affect our marketing with that marketing partner or require changes to our products or services to consumers and could have a material adverse affect on our business, financial condition and results of operation. Moreover, other financial institutions may view such existing or future rulings, findings, settlements or consent orders as imposing a standard they will comply with. As a result, certain financial institution marketing partners have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to members or end-consumers, or require changes to our products or services to consumers that could have a material adverse affect on our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with these laws and regulations, as well as rapidly evolving expected standards, could adversely affect our business or our reputation.

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

Our marketing partners are subject to a wide variety of federal, state and foreign laws and regulations, including banking, insurance and privacy laws and supervisory audits and inquiries. Changes in the laws or regulations applicable to our marketing partners or the failure of our marketing partners to comply with such laws and regulations or the outcome of supervisory audits and inquiries have resulted in some of our financial institution marketing partners terminating, and may cause others to in the future to terminate, their contracts with us, to cease facilitating payment processing or to cease marketing our services to their members or end-consumers, all of which could have a material adverse impact on our business.

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

We are involved in claims, legal proceedings and state and federal governmental inquiries related to employment matters, contract disputes, business and marketing practices, trademark and copyright infringement claims and other commercial matters. Additionally, certain of our marketing partners have become, and others may become, involved in legal proceedings or governmental inquiries relating to our products or marketing practices. As a result, we may be subject to indemnification obligations under our marketing agreements. While we cannot predict the outcome of pending suits, claims, investigations and inquiries, the cost of responding to and defending such suits, as well as the ultimate resolution of any of these matters, could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation. There can be no assurance that our accruals for legal actions or investigations will be sufficient to satisfy all related claims and expenses.

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

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1*	Amendment to Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Richard J. Fernandes

10.2*	Amendment to Employment Agreement, dated as of September 25, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Nathaniel J. Lipman

10.3*	Amendment to Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel

10.4*	Amendment to Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Steven E. Upshaw

10.5*	Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Mark G. Gibbens

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL†	Instance Document

101.SCH XBRL†	Taxonomy Extension Schema

101.CAL XBRL†	Taxonomy Extension Calculation Linkbase

101.DEF XBRL†	Taxonomy Extension Definition Linkbase

101.LAB XBRL†	Taxonomy Extension Label Linkbase

101.PRE XBRL†	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.

Date: November 1, 2012	By:	/S/ MARK G. GIBBENS
Mark G. Gibbens
Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment to Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Richard J. Fernandes

10.2*	Amendment to Employment Agreement, dated as of September 25, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Nathaniel J. Lipman

10.3*	Amendment to Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Todd H. Siegel

10.4*	Amendment to Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Steven E. Upshaw

10.5*	Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Mark G. Gibbens

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL†	Instance Document

101.SCH XBRL†	Taxonomy Extension Schema

101.CAL XBRL†	Taxonomy Extension Calculation Linkbase

101.DEF XBRL†	Taxonomy Extension Definition Linkbase

101.LAB XBRL†	Taxonomy Extension Label Linkbase

101.PRE XBRL†	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.