Form 10-Q
period 2013-03-31
Affinion Group, Inc.
filed 2013-04-25
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 24, 2013 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(In millions, except share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$63.1	$32.5
Restricted cash	34.3	34.4
Receivables (net of allowance for doubtful accounts of $11.1 and $9.4, respectively)	147.1	140.1
Profit-sharing receivables from insurance carriers	82.6	74.6
Prepaid commissions	37.5	42.5
Income taxes receivable	2.9	6.3
Other current assets	81.9	85.0

Total current assets	449.4	415.4
Property and equipment, net	129.8	136.5
Contract rights and list fees, net	21.5	22.0
Goodwill	601.9	607.3
Other intangibles, net	206.2	225.2
Other non-current assets	57.8	66.7

Total assets	$1,466.6	$1,473.1

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.7	$11.8
Accounts payable and accrued expenses	417.4	401.0
Payables to related parties	41.0	42.8
Deferred revenue	112.1	114.6
Income taxes payable	6.9	8.9

Total current liabilities	589.1	579.1
Long-term debt	1,909.2	1,911.8
Deferred income taxes	67.6	71.9
Deferred revenue	12.7	15.3
Other long-term liabilities	40.3	41.1

Total liabilities	2,618.9	2,619.2

Commitments and contingencies (Note 7)
Deficit
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	102.6	102.6
Accumulated deficit	(1,261.2)	(1,256.8)
Accumulated other comprehensive income	4.9	6.5

Total Affinion Group, Inc. deficit	(1,153.7)	(1,147.7)
Non-controlling interest in subsidiary	1.4	1.6

Total deficit	(1,152.3)	(1,146.1)

Total liabilities and deficit	$1,466.6	$1,473.1

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In millions)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net revenues	$347.4	$381.8

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	117.7	154.8
Operating costs	116.2	118.1
General and administrative	42.1	22.0
Depreciation and amortization	29.6	50.1

Total expenses	305.6	345.0

Income from operations	41.8	36.8
Interest income	0.1	0.3
Interest expense	(41.4)	(37.6)
Other income, net	0.1	0.1

Income (loss) before income taxes and non-controlling interest	0.6	(0.4)
Income tax expense	(5.1)	(2.7)

Net loss	(4.5)	(3.1)
Less: net loss (income) attributable to non-controlling interest	0.1	(0.2)

Net loss attributable to Affinion Group, Inc.	$(4.4)	$(3.3)

Net loss	$(4.5)	$(3.1)
Currency translation adjustment, net of tax	(1.7)	2.3

Comprehensive loss	(6.2)	(0.8)
Less: comprehensive loss (income) attributable to non-controlling interest	0.2	(0.2)

Comprehensive loss attributable to Affinion Group, Inc.	$(6.0)	$(1.0)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND YEAR ENDED DECEMBER 31, 2012

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2013	$102.6	$(1,256.8)	$6.5	$1.6	$(1,146.1)
Net income (loss)		(4.4)		(0.1)	(4.5)
Currency translation adjustment, net of tax			(1.6)	(0.1)	(1.7)

Balance, March 31, 2013	$102.6	$(1,261.2)	$4.9	$1.4	$(1,152.3)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2012	$139.6	$(1,157.5)	$5.2	$1.0	$(1,011.7)
Net loss		(99.3)		0.7	(98.6)
Currency translation adjustment, net of tax			1.3	(0.1)	1.2
Return of capital	(37.0)				(37.0)

Balance, December 31, 2012	$102.6	$(1,256.8)	$6.5	$1.6	$(1,146.1)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In millions)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Operating Activities
Net loss	$(4.5)	$(3.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29.6	50.1
Amortization of debt discount and financing costs	2.5	2.1
Unrealized loss on interest rate swaps	—	0.9
Adjustment to liability for additional consideration based on earn-out	—	(14.6)
Share-based compensation	2.5	3.1
Deferred income taxes	3.3	1.0
Net change in assets and liabilities:
Restricted cash	(0.3)	0.3
Receivables	(9.9)	(21.5)
Receivables from related parties	—	0.7
Profit-sharing receivables from insurance carriers	(8.0)	(14.5)
Prepaid commissions	4.6	3.1
Other current assets	1.2	(4.5)
Contract rights and list fees	0.4	(0.2)
Other non-current assets	0.1	0.1
Accounts payable and accrued expenses	26.0	35.2
Payables to related parties	(4.2)	(3.1)
Deferred revenue	(3.0)	(5.1)
Income taxes receivable and payable	1.4	0.5
Other long-term liabilities	(0.7)	(1.2)
Other, net	3.6	(0.7)

Net cash provided by operating activities	44.6	28.6

Investing Activities
Capital expenditures	(8.8)	(14.7)
Restricted cash	(0.1)	0.1
Acquisition-related payments, net of cash acquired	(0.9)	(1.2)

Net cash used in investing activities	(9.8)	(15.8)

Financing Activities
Principal payments on borrowings	(3.0)	(2.9)

Net cash used in financing activities	(3.0)	(2.9)

Effect of changes in exchange rates on cash and cash equivalents	(1.2)	0.8

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net increase in cash and cash equivalents	30.6	10.7
Cash and cash equivalents, beginning of period	32.5	86.3

Cash and cash equivalents, end of period	$63.1	$97.0

Supplemental Disclosure of Cash Flow Information:
Interest payments	$17.4	$17.9

Income tax payments, net of refunds	$0.4	$1.0

Non-cash investing and financing activities:
Accrued capital expenditures	$0.2	$1.1

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013 (the “Form 10-K”).

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

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued new guidance that amended previous guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the new guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. It does not revise the requirements to test indefinite-lived intangible assets annually for impairment and between annual tests if there is a change in events or circumstances. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company’s adoption of the new guidance did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

On November 14, 2012, the Company entered into, and consummated, a Share Sale and Purchase Agreement (“Agreement”) that resulted in the acquisition of Boyner Bireysel Urunler Satis ve Pazarlama A.S (“Back-Up”), a Turkish provider of assistance and consultancy services to its members, and a sister company, Bofis Turizm ve Ticaret A.S. (“Travel”), a Turkish travel agency. In accordance with the Agreement, on November 14, 2012, the Company acquired 90% of the outstanding capital stock of Back-Up and 99.99% of the outstanding capital stock of Travel for an upfront cash payment of approximately $12.5 million and contingent consideration payable ratably on each of the first three anniversaries of the acquisition date aggregating approximately $8.4 million. The Company also obtained a call option that grants the Company the ability to call the additional 10% of Back-Up’s capital stock for a nominal price no earlier than five years after the acquisition date and no later than eight years after the acquisition date. The Company also issued a put option to the former shareholders of Back-Up permitting the former shareholders to put the additional 10% of Back-Up capital stock to the Company under the same terms as the call option.

Back-Up and Travel were owned by Turkey’s largest retail group and the Company believes that Back-Up’s and Travel’s assistance and concierge service model fits well with the Company’s global product offerings. The acquisition enables the Company to expand into Turkey, which the Company deems a key market, given both its size as well as the attractive demographics of its population, and enables the expansion of the Company’s product offerings to a new customer base.

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

Cash	$2.3
Trade receivables	4.0
Other current assets	0.9
Property and equipment	1.3
Intangible assets	11.0
Goodwill	6.8
Other assets	0.1
Accounts payable and accrued liabilities	(6.6)
Other current liabilities	(0.5)
Deferred income taxes	(0.3)

Consideration transferred	$19.0

The intangible assets are comprised principally of trade names ($5.1 million), which are being amortized on a straight-line basis over weighted average useful lives of ten years, and member relationships ($3.7 million), which are being depreciated on an accelerated basis over weighted-average useful lives of eight years. The goodwill, which is not expected to be deductible for income tax purposes, has been attributed to the International Products segment. Revenue and income (loss) from operations related to Back-Up and Travel included in the Company’s consolidated statement of comprehensive income for the three months ended March 31, 2013 is $2.7 million and $(1.8) million, respectively. In connection with the acquisition of Back-Up and Travel, the Company incurred $0.8 million of acquisition costs, of which $0.1 million has been included in general and administrative expense in the consolidated statement of comprehensive income for the three months ended March 31, 2013.

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

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company has concluded that it does not expect to pay any additional consideration in the form of an earn-out or additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of the accruals for additional consideration and additional compensation during the three months ended March 31, 2012 reduced general and administrative expense for the three months ended March 31, 2012 by $14.6 million and $1.1 million, respectively. In addition, during the three months ended September 30, 2012, the Company entered into a settlement agreement with the former equity holders of Prospectiv which resulted in a $0.7 million reduction of the initial purchase price and released the Company from any future claims for additional consideration and for future compensation based on achievement of the performance targets.

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

3.	INTANGIBLE ASSETS

Intangible assets consisted of:

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$940.5	$(903.6)	$36.9
Affinity relationships	643.2	(510.3)	132.9
Proprietary databases and systems	61.8	(57.3)	4.5
Trademarks and tradenames	35.6	(14.8)	20.8
Patents and technology	48.7	(38.7)	10.0
Covenants not to compete	2.8	(1.7)	1.1

	$1,732.6	$(1,526.4)	$206.2

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$940.6	$(899.0)	$41.6
Affinity relationships	648.2	(503.6)	144.6
Proprietary databases and systems	61.9	(57.1)	4.8
Trademarks and tradenames	35.9	(14.3)	21.6
Patents and technology	48.3	(36.9)	11.4
Covenants not to compete	2.8	(1.6)	1.2

	$1,737.7	$(1,512.5)	$225.2

Foreign currency translation resulted in a decrease in intangible assets and accumulated amortization of $7.0 million and $5.3 million, respectively, from December 31, 2012 to March 31, 2013.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in millions)
Member relationships	$6.0	$23.6
Affinity relationships	10.4	11.2
Proprietary databases and systems	0.3	0.3
Trademarks and tradenames	0.7	0.7
Patents and technology	1.7	2.3
Covenants not to compete	0.1	0.1

	$19.2	$38.2

Based on the Company’s amortizable intangible assets as of March 31, 2013, the Company expects the related amortization expense for fiscal year 2013 and the four succeeding fiscal years to be approximately $71.6 million in 2013, $59.6 million in 2014, $41.1 million in 2015, $12.2 million in 2016 and $8.2 million in 2017.

At January 1, 2013 and March 31, 2013, the Company had gross goodwill of $654.3 million and $648.9 million, respectively, and accumulated impairment losses of $47.0 million at both dates. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Loyalty Products segment related to the Apollo Transactions and the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned to the Membership Products segment related to the Prospectiv acquisition. The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2012 and the three months ended March 31, 2013 are as follows:

	Balance at January 1, 2012	Acquisition	Impairment	Currency Translation	Balance at December 31, 2012	Acquisitions	Currency Translation	Balance at March 31, 2013
	(in millions)
Membership products	$413.5	$—	$(31.5)	$—	$382.0	$—	$—	$382.0
Insurance and package products	58.3	—	—	—	58.3	—	—	58.3
Loyalty products	81.7	—	—	—	81.7	—	—	81.7
International products	74.0	8.5	—	2.8	85.3	(1.7)	(3.7)	79.9

Total	$627.5	$8.5	$(31.5)	$2.8	$607.3	$(1.7)	$(3.7)	$601.9

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

The change in goodwill of International products in 2013 is attributable to a purchase price adjustment in connection with the November 14, 2012 acquisition of Back-Up and Travel (see Note 2 – Acquisitions).

4.	CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Contract rights	$57.7	$(56.8)	$0.9	$61.2	$(60.2)	$1.0
List fees	46.1	(25.5)	20.6	45.1	(24.1)	21.0

	$103.8	$(82.3)	$21.5	$106.3	$(84.3)	$22.0

Amortization expense for the three months ended March 31, 2013 was $1.5 million, of which $1.4 million is included in marketing expense and $0.1 million is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income. Amortization expense for the three months ended March 31, 2012 was $1.4 million, of which $1.3 million is included in marketing expense and $0.1 million is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income. Based on the Company’s contract rights and list fees as of March 31, 2013, the Company expects the related amortization expense for fiscal year 2013 and the four succeeding fiscal years to be approximately $6.0 million in 2013, $4.9 million in 2014, $4.0 million in 2015, $2.8 million in 2016 and $1.7 million in 2017.

5.	LONG-TERM DEBT

Long-term debt consisted of:

	March 31, 2013	December 31, 2012
	(in millions)
Term loan due 2016	$1,093.1	$1,095.9
7.875% senior notes due 2018, net of unamortized discount of $2.5 and $2.6, respectively, with an effective interest rate of 8.00%	472.5	472.4
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $1.3 and $1.5, respectively, with an effective interest rate of 11.75%	354.2	354.0
Capital lease obligations	1.1	1.3

Total debt	1,920.9	1,923.6
Less: current portion of long-term debt	(11.7)	(11.8)

Long-term debt	$1,909.2	$1,911.8

On April 9, 2010, the Company, as Borrower, and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). On November 20, 2012, the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring the Company to maintain a maximum consolidated leverage ratio with a financial covenant requiring the Company to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring the Company to maintain a minimum interest coverage ratio. The amended Affinion Credit Facility consists of a five-year $165.0 million revolving credit facility (pursuant to an agreement with two of the Company’s lenders on December 13, 2010 to increase the revolving credit facility) and an $875.0 million term loan facility. On February 11, 2011, the Company obtained incremental term loans in an aggregate principal amount of $250.0 million under the Affinion Credit Facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.00%. The effective interest rate on the term loan for the three months ended March 31, 2013 and 2012 was 6.5% and 5.0% per annum, respectively. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The credit facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in the Company’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires the Company to comply with financial maintenance covenants with a maximum ratio of senior secured debt, as defined, to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense.

As of March 31, 2013 and December 31, 2012, there were no outstanding borrowings under the revolving credit facility. Borrowings and repayments under the revolving credit facility were $30.0 million and $30.0 million, respectively, during the three months ended March 31, 2013. There were no borrowings or repayments under the revolving credit facility during the three months ended March 31, 2012. As of March 31, 2013, the Company had $151.8 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $13.2 million of letters of credit issued under the Affinion Credit Facility.

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

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11  1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at 11  1/2% per annum, payable semi-annually, on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. Since October 15, 2010, the Company has had the right to redeem some or all of the Senior Subordinated Notes at any time at redemption prices (generally at a premium) set forth in the indenture governing the Senior Subordinated Notes. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment with the Company’s existing and future senior obligations and senior to the Company’s future subordinated indebtedness. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the 2010 Senior Notes as discussed in Note 12—Guarantor/Non-Guarantor Supplemental Financial Information. On September 13, 2006, the Company completed a registered exchange offer and exchanged all of the then-outstanding 11  1/2% Senior Subordinated Notes due 2015 for a like principal amount of 11  1/2% Senior Subordinated Notes due 2015 that have been registered under the Securities Act.

The amended Affinion Credit Facility, the 2010 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company may pay dividends of up to $40.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and defined fixed charge and interest coverage ratios, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow or consolidated net income. During the three months ended March 31, 2013 and 2012, the Company did not pay any cash dividends to its parent company. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

As of March 31, 2013, the Company was in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures governing the 2010 Senior Notes and the Senior Subordinated Notes.

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

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of March 31, 2013 and 2012, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of March 31, 2013 and 2012, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three months ended March 31, 2013 and 2012 were 844.6% and (645.2)%, respectively. The difference in the effective tax rates for the three months ended March 31, 2013 and 2012 is primarily a result of the change from a loss before income taxes and non-controlling interest of $0.4 million for the three months ended March 31, 2012 to income before income taxes of $0.6 million for the three months ended March 31, 2013 and an increase in the income tax provision from $2.7 million for the three months ended March 31, 2012 to $5.1 million for the three months ended March 31, 2013. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million of interest related to uncertain tax positions arising in the three months ended March 31, 2013. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the three months ended March 31, 2013 increased by $5.7 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, the Racketeer Influenced Corrupt Organizations Act, the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Law, and for unjust enrichment. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. On September 7, 2012, the Second Circuit affirmed the decision of the District Court denying arbitration. While that issue was on appeal, the matter proceeded in the district court. There was written discovery and depositions. Previously, the court had set a briefing schedule on class certification that called for the completion of class certification briefing on May 18, 2012. However, on March 28, 2012, the court suspended the briefing schedule on the motion due to the filing of two other overlapping class actions in the United States District Court for the District of Connecticut. The first of those cases was filed on March 6, 2012, against the Company, Trilegiant, Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corp., Citigroup, Inc., Citibank, N.A., Apollo Global Management, LLC, 1-800-Flowers.Com, Inc., United Online, Inc., Memory Lane, Inc., Classmates Int’l, Inc., FTD Group, Inc., Days Inn Worldwide, Inc., Wyndham Worldwide Corp., People Finderspro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InteractiveCorp., and Shoebuy.com, Inc. The second of those cases was filed on March 25, 2012, against the same defendants as well as Adaptive Marketing, LLC, Vertrue, Inc., Webloyalty.com, Inc., and Wells Fargo & Co. These two cases assert similar claims as the claims asserted in the earlier-filed lawsuit in connection with the sale by Trilegiant of its membership programs. On April 26, 2012, the court consolidated these three cases. The court also set an initial status conference for May 17, 2012. At that status conference, the court ordered that Plaintiffs file a consolidated amended complaint to combine the claims in the three previously separate lawsuits. The court also struck the class certification briefing schedule that had been set previously. On September 7, 2012, the Plaintiffs filed a consolidated amended complaint asserting substantially the same legal claims. The consolidated amended complaint added Priceline, Orbitz, Chase Paymentech, Hotwire, and TigerDirect as Defendants and added three new Plaintiffs; it also dropped Webloyalty and Rakuten as Defendants. On December 7, 2012, all Defendants filed motions seeking to dismiss the consolidated amended complaint and to strike certain portions of the complaint. Plaintiff’s response brief was filed on February 7, 2013, and Defendants’ reply briefs were filed on April 5, 2013. The Company does not know when the court will rule on that motion. Also, on December 5, 2012, the Plaintiffs’ law firms in these consolidated cases filed an additional action in the United States District Court for the District of Connecticut. That case is identical in all respects to this case except that it was filed by a new Plaintiff (the named Plaintiff from the class action complaint previously filed against the Company, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A., in the United States District Court for the Eastern District of New York on November 10, 2010). On January 23, 2013, Plaintiff filed a motion to consolidate that case into the existing set of consolidated cases. The Company does not know when the court will rule on that motion. On February 15, 2013, the Court entered an order staying the date for all Defendants to respond to the Complaint until (1) the resolution of the motion to consolidate the case into the existing consolidated cases, or (2) April 1, 2013. Because the motion to consolidate has not been resolved, the stay remains in effect, and Defendants have informed the court of that fact and asked that the stay continue to remain in effect pending resolution of that motion.

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

On October 14, 2010, the Company and Trilegiant filed a declaratory relief action against the State of South Carolina, in the Court of Common Pleas of South Carolina for the County of Richland, Fifth Judicial Circuit, seeking a declaratory judgment that their marketing practices comply with South Carolina law. The Company and Trilegiant also seek a declaratory judgment that the State may not appoint private counsel to bring an action against the Company and Trilegiant on the State’s behalf. The State has filed a motion to dismiss both requests for declaratory judgment. On December 17, 2010, the State of South Carolina appointed private counsel and filed a civil action against the Company and Trilegiant, in the Court of Common Pleas of South Carolina for the County of Spartanburg, Seventh Judicial Circuit, under the South Carolina Unfair Trade Practices Act, seeking civil penalties, restitution and an injunction. On December 31, 2010, the State filed its First Amended Complaint naming the Company, Trilegiant, and certain current and former officers as defendants. Also on December 31, 2010, the State filed its Notice of Motion and Motion for a Temporary Injunction. The case has been dismissed and the Company and Trilegiant resolved this matter through settlement. In this regard, the Company finalized, in December 2012, Assurances of Discontinuance and Voluntary Compliance with the South Carolina Attorney General’s Office regarding online marketing practices, pursuant to which the Company has paid $3.9 million in consumer education, costs and fees, including special counsel fees for the state’s outside counsel, and has agreed to make restitution payments to eligible South Carolina consumers who submit a valid claim form. The Company believes that the amount it has accrued for such restitution payments is adequate and that the amounts actually paid will not be material.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of March 31, 2013, the Company provided guarantees for surety bonds totaling approximately $11.9 million and issued letters of credit totaling $14.2 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of March 31, 2013, there were 5.6 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty over a ten year period. During the three months ended March 31, 2013, there were no outstanding options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. During the three months ended March 31, 2013, there were no outstanding options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of March 31, 2013, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings’ common stock at exercise prices ranging from $3.33 to $12.95. All of the outstanding options were vested as of March 31, 2013 and expire between May 2015 and September 2018.

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

Stock Options

During the three months ended March 31, 2013 and 2012, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant. Stock options granted to employees from the 2005 Plan are comprised of three tranches with the following terms:

	Tranche A	Tranche B	Tranche C
Vesting	Ratably over 5 years*	100% after 8 years**	100% after 8 years**
Term of option	10 years	10 years	10 years

*	In the event of a sale of the Company, vesting for tranche A occurs 18 months after the date of sale.
**	Tranche B and C vesting would be accelerated upon specified realized returns to Apollo.

There were no stock options granted to employees from the 2007 Plan during the three months ended March 31, 2013 and 2012. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three months ended March 31, 2013 and 2012, there were no stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an option term of 10 years.

The fair value of each option award from the 2007 Plan was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

2012 Grants
Expected volatility	50%
Expected life (in years)	5.89-6.25
Risk-free interest rate	1.15%
Expected dividends	—

A summary of option activity for the three months ended March 31, 2013 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2013	1,390	681	681	423	3,562
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(13)	(3)	(3)	—	(72)

Outstanding options at March 31, 2013	1,377	678	678	423	3,490

Vested or expected to vest at March 31, 2013	1,377	678	678	423	3,490

Exercisable options at March 31, 2013	1,377	—	—	423	1,884

Weighted average remaining contractual term (in years)	2.7	2.7	2.7	4.6	7.6
Weighted average grant date fair value per option granted in 2013	$—	$—	$—	$—	$—
Weighted average exercise price of exercisable options at March 31, 2013	$1.52	$—	$—	$4.95	$10.95
Weighted average exercise price of outstanding options at March 31, 2013	$1.52	$1.52	$1.52	$4.95	$10.04

Based on the estimated fair values of options granted, stock-based compensation expense for the three months ended March 31, 2013 and 2012 totaled $1.1 million and $1.2 million, respectively. As of March 31, 2013, there was $6.2 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.0 years.

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

A summary of restricted stock unit activity for the three months ended March 31, 2013 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2013	1,333	$8.18
Granted	—
Vested	(562)	8.18
Forfeited	(42)	8.16

Outstanding restricted unvested awards at March 31, 2013	729	$8.18

Weighted average remaining contractual term (in years)	1.0

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $1.4 million and $1.9 million, respectively. As of March 31, 2013, there was $5.7 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.5 years.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011 and a portion of the warrants issued in connection with the Apollo Transactions, until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo. Therefore, for the three months ended March 31, 2013 and 2012, only Realogy remains a related party.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. The amounts expensed related to this consulting agreement were $0.7 million for each of the three months ended March 31, 2013 and 2012, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCECORP Incorporated, that provides document and information services to the Company. The fees incurred for these services were $0.1 million and $0.3 million, respectively, for the three months ended March 31, 2013 and 2012, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

During the three months ended March 31, 2012, the Company purchased $1.1 million of gift cards from AMC Entertainment, Inc., a company previously owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statement of comprehensive income. As a result of the sale in 2012 of AMC Entertainment, Inc. by the affiliate of Apollo, AMC Entertainment, Inc. was not a related party during the three months ended March 31, 2013.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.3 million for each of the three months ended March 31, 2013 and 2012.

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

Interest Rate Swaps

In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap had a notional amount of $500.0 million and terminated on October 17, 2012. Under the swap, the Company agreed to pay a fixed rate of interest of 2.985%, payable on a quarterly basis with the first interest payment due on May 21, 2011, in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period.

All outstanding interest rate swaps were recorded at fair value. The changes in the fair value of the swaps, which were not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of comprehensive income. For the three months ended March 31, 2012, the Company recorded interest expense, representing realized and unrealized gains and losses, of $0.9 related to the interest rate swaps. There was no interest expense recorded during the three months ended March 31, 2013 related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2013:

	2013	2014	2015	2016	2017	2018 and Thereafter	Total	Fair Value At March 31, 2013
			(in millions)
Fixed rate debt	$0.4	$0.4	$355.8	$—	$—	$475.0	$831.6	$685.4
Average interest rate	9.43%	9.43%	9.43%	7.88%	7.88%	7.88%
Variable rate debt	$8.4	$11.3	$11.2	$1,062.2	$—	$—	$1,093.1	$1,074.0
Average interest rate(a)	6.50%	6.50%	6.50%	6.50%

(a)	Average interest rate is based on rates in effect at March 31, 2013.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At March 31, 2013, the Company had in place contracts to sell EUR 26.6 million and receive $33.9 million and to sell GBP 13.9 million and receive $21.0 million.

During the three months ended March 31, 2013 and 2012, the Company recognized a realized gain on the forward contracts of $2.6 million and a realized loss of $0.3 million, respectively. As of March 31, 2013, the Company had a $0.2 million unrealized loss on the foreign currency forward contracts.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2013 and December 31, 2012, approximately $62.6 million and $55.7 million, respectively, of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.	Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at March 31, 2013 and December 31, 2012 due to the short-term maturities of these assets and liabilities.

b.	Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at March 31, 2013 and December 31, 2012 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.	Foreign Currency Forward Contracts—At March 31, 2013 and December 31, 2012, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

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

The Segment EBITDA of the Company’s four reportable segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees paid to Apollo. General corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2012.

Net Revenues

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in millions)
Affinion North America
Membership products	$143.7	$187.9
Insurance and package products	76.6	85.9
Loyalty products	42.7	38.4
Eliminations	(0.5)	(0.6)

Total North America	262.5	311.6
Affinion International
International products	84.9	70.2

	$347.4	$381.8

Segment EBITDA

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in millions)
Affinion North America
Membership products	$23.7	$45.2
Insurance and package products	29.2	31.3
Loyalty products	16.7	12.4

Total North America	69.6	88.9
Affinion International
International products	5.8	1.2

Total products	75.4	90.1
Corporate	(4.0)	(3.2)

	$71.4	$86.9

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in millions)
Segment EBITDA	$71.4	$86.9
Depreciation and amortization	(29.6)	(50.1)

Income from operations	$41.8	$36.8

12.	GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, and the related condensed consolidating statements of comprehensive income for the three month periods ended March 31, 2013 and 2012 and the related condensed consolidating statements of cash flows for the three month periods ended March 31, 2013 and 2012 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$37.2	$4.3	$21.6	$—	$63.1
Restricted cash	—	23.5	10.8	—	34.3
Receivables, net	1.9	86.1	59.1	—	147.1
Profit-sharing receivables from insurance carriers	—	82.1	0.5	—	82.6
Prepaid commissions	—	32.3	5.2	—	37.5
Income taxes receivable	—	1.0	1.9	—	2.9
Intercompany interest receivable	1.1	—	—	(1.1)	—
Other current assets	9.8	30.9	41.2	—	81.9

Total current assets	50.0	260.2	140.3	(1.1)	449.4
Property and equipment, net	7.3	93.0	29.5	—	129.8
Contract rights and list fees, net	—	21.5	—	—	21.5
Goodwill	—	522.0	79.9	—	601.9
Other intangibles, net	—	157.0	49.2	—	206.2
Investment in subsidiaries	2,253.5	79.4	—	(2,332.9)	—
Intercompany loan receivables	103.2	21.2	—	(124.4)	—
Intercompany receivables	—	1,532.3	—	(1,532.3)	—
Other non-current assets	31.7	19.6	6.5	—	57.8

Total assets	$2,445.7	$2,706.2	$305.4	$(3,990.7)	$1,466.6

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.3	$0.4	$—	$—	$11.7
Accounts payable and accrued expenses	105.4	193.1	118.9	—	417.4
Payables to related parties	41.0	—	—	—	41.0
Intercompany interest payable	—	—	1.1	(1.1)	—
Deferred revenue	—	89.2	22.9	—	112.1
Income taxes payable	1.2	0.2	5.5	—	6.9

Total current liabilities	158.9	282.9	148.4	(1.1)	589.1
Long-term debt	1,908.5	0.7	—	—	1,909.2
Deferred income taxes	—	63.1	4.5	—	67.6
Deferred revenue	—	5.8	6.9	—	12.7
Intercompany loan payable	—	—	124.4	(124.4)	—
Intercompany payables	1,529.3	—	3.0	(1,532.3)	—
Other long-term liabilities	2.7	32.2	5.4	—	40.3

Total liabilities	3,599.4	384.7	292.6	(1,657.8)	2,618.9

Affinion Group, Inc. deficit	(1,153.7)	2,321.5	11.4	(2,332.9)	(1,153.7)
Non-controlling interest in subsidiary	—	—	1.4	—	1.4

Total deficit	(1,153.7)	2,321.5	12.8	(2,332.9)	(1,152.3)

Total liabilities and deficit	$2,445.7	$2,706.2	$305.4	$(3,990.7)	$1,466.6

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.6	$5.1	$23.8	$—	$32.5
Restricted cash	—	23.1	11.3	—	34.4
Receivables, net	3.3	86.0	50.8	—	140.1
Profit-sharing receivables from insurance carriers	—	74.2	0.4	—	74.6
Prepaid commissions	—	37.5	5.0	—	42.5
Income taxes receivable	—	1.0	5.3	—	6.3
Intercompany loans receivable	1.0	—	—	(1.0)	—
Other current assets	10.3	40.7	34.0	—	85.0

Total current assets	18.2	267.6	130.6	(1.0)	415.4
Property and equipment, net	7.1	97.9	31.5	—	136.5
Contract rights and list fees, net	—	22.0	—	—	22.0
Goodwill	—	522.0	85.3	—	607.3
Other intangibles, net	—	171.8	53.4	—	225.2
Investment in subsidiaries	2,203.3	77.9	—	(2,281.2)	—
Intercompany loan receivable	72.9	21.9	—	(94.8)	—
Intercompany receivables	—	1,443.0	—	(1,443.0)	—
Other non-current assets	34.3	25.1	7.3	—	66.7

Total assets	$2,335.8	$2,649.2	$308.1	$(3,820.0)	$1,473.1

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.3	$0.5	$—	$—	$11.8
Accounts payable and accrued expenses	86.4	194.8	119.8	—	401.0
Payables to related parties	42.7	0.1	—	—	42.8
Intercompany loans payable	—	—	1.0	(1.0)	—
Deferred revenue	—	91.4	23.2	—	114.6
Income taxes payable	1.0	—	7.9	—	8.9

Total current liabilities	141.4	286.8	151.9	(1.0)	579.1
Long-term debt	1,911.1	0.7	—	—	1,911.8
Deferred income taxes	—	65.9	6.0	—	71.9
Deferred revenue	—	7.0	8.3	—	15.3
Intercompany loan payable	—	—	94.8	(94.8)	—
Intercompany payables	1,428.3	—	14.7	(1,443.0)	—
Other long-term liabilities	2.7	32.8	5.6	—	41.1

Total liabilities	3,483.5	393.2	281.3	(1,538.8)	2,619.2

Affinion Group, Inc. deficit	(1,147.7)	2,256.0	25.2	(2,281.2)	(1,147.7)
Non-controlling interest in subsidiary	—	—	1.6	—	1.6

Total deficit	(1,147.7)	2,256.0	26.8	(2,281.2)	(1,146.1)

Total liabilities and deficit	$2,335.8	$2,649.2	$308.1	$(3,820.0)	$1,473.1

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$262.5	$84.9	$—	$347.4

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	85.4	32.3	—	117.7
Operating costs	—	68.8	47.4	—	116.2
General and administrative	13.4	18.0	10.7	—	42.1
Depreciation and amortization	0.3	22.6	6.7	—	29.6

Total expenses	13.7	194.8	97.1	—	305.6

Income (loss) from operations	(13.7)	67.7	(12.2)	—	41.8
Interest income	—	0.1	—	—	0.1
Interest expense	(40.4)	(0.5)	(0.5)	—	(41.4)
Interest income (expense)—intercompany	0.2	—	(0.2)	—	—
Other income, net	—	0.1	—	—	0.1

Income (loss) before income taxes and non-controlling interest	(53.9)	67.4	(12.9)	—	0.6
Income tax expense	(0.3)	(3.4)	(1.4)	—	(5.1)

	(54.2)	64.0	(14.3)	—	(4.5)
Equity in income (loss) of subsidiaries	49.8	—	—	(49.8)	—

Net income (loss)	(4.4)	64.0	(14.3)	(49.8)	(4.5)
Plus: net loss attributable to non-controlling interest	—	—	0.1	—	0.1

Net income (loss) attributable to Affinion Group, Inc.	$(4.4)	$64.0	$(14.2)	$(49.8)	$(4.4)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$311.6	$70.2	$—	$381.8

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	124.6	30.2	—	154.8
Operating costs	—	84.2	33.9	—	118.1
General and administrative	(2.2)	16.8	7.4	—	22.0
Depreciation and amortization	0.3	41.1	8.7	—	50.1

Total expenses	(1.9)	266.7	80.2	—	345.0

Income (loss) from operations	1.9	44.9	(10.0)	—	36.8
Interest income	—	0.3	—	—	0.3
Interest expense	(36.9)	(0.4)	(0.3)	—	(37.6)
Interest income (expense)—intercompany	0.3	—	(0.3)	—	—
Other income, net	—	0.1	—	—	0.1

Income (loss) before income taxes and non-controlling interest	(34.7)	44.9	(10.6)	—	(0.4)
Income tax expense	(0.4)	(1.9)	(0.4)	—	(2.7)

	(35.1)	43.0	(11.0)	—	(3.1)
Equity in income of subsidiaries	31.8	—	—	(31.8)	—

Net income (loss)	(3.3)	43.0	(11.0)	(31.8)	(3.1)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Net income (loss) attributable to Affinion Group, Inc.	$(3.3)	$43.0	$(11.2)	$(31.8)	$(3.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(4.4)	$64.0	$(14.3)	$(49.8)	$(4.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.3	22.6	6.7	—	29.6
Amortization of debt discount and financing costs	2.5	—	—	—	2.5
Share-based compensation	2.5	—	—	—	2.5
Equity in income (loss) of subsidiaries	(49.8)	—	—	49.8	—
Deferred income taxes	0.1	3.2	—	—	3.3
Net change in assets and liabilities:				—
Restricted cash	—	(0.4)	0.1	—	(0.3)
Receivables	1.5	(0.1)	(11.3)	—	(9.9)
Receivables from related parties	(0.2)	—	0.2	—	—
Profit-sharing receivables from insurance carriers	—	(7.9)	(0.1)	—	(8.0)
Prepaid commissions	—	5.2	(0.6)	—	4.6
Other current assets	0.5	9.7	(9.0)	—	1.2
Contract rights and list fees	—	0.4	—	—	0.4
Other non-current assets	0.2	(0.3)	0.2	—	0.1
Accounts payable and accrued expenses	19.1	1.1	5.8	—	26.0
Payables to related parties	(4.1)	(0.1)	—	—	(4.2)
Deferred revenue	—	(3.3)	0.3	—	(3.0)
Income taxes receivable and payable	0.2	0.2	1.0	—	1.4
Other long-term liabilities	(0.1)	(0.6)	—	—	(0.7)
Other, net	2.2	0.7	0.7	—	3.6

Net cash provided by (used in) operating activities	(29.5)	94.4	(20.3)	—	44.6

Investing Activities
Capital expenditures	(0.6)	(5.7)	(2.5)	—	(8.8)
Restricted cash	—	—	(0.1)	—	(0.1)
Acquisition-related payment, net of cash acquired	—	—	(0.9)	—	(0.9)

Net cash used in investing activities	(0.6)	(5.7)	(3.5)	—	(9.8)

Financing Activities
Principal payments on borrowings	(2.8)	(0.2)	—	—	(3.0)
Intercompany loan	(33.0)	—	33.0	—	—
Intercompany receivables and payables	101.0	(89.3)	(11.7)	—	—
Capital contribution to a subsidiary	(1.5)	—	1.5	—	—

Net cash provided by (used in) financing activities	63.7	(89.5)	22.8	—	(3.0)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.2)	—	(1.2)

Net increase (decrease) in cash and cash equivalents	33.6	(0.8)	(2.2)	—	30.6
Cash and cash equivalents, beginning of period	3.6	5.1	23.8	—	32.5

Cash and cash equivalents, end of period	$37.2	$4.3	$21.6	$—	$63.1

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(3.3)	$43.0	$(11.0)	$(31.8)	$(3.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.3	41.1	8.7	—	50.1
Amortization of debt discount and financing costs	2.1	—	—	—	2.1
Unrealized loss on interest rate swaps	0.9	—	—	—	0.9
Adjustment to liability for additional consideration based on earn-out	(14.6)	—	—	—	(14.6)
Share-based compensation	3.1	—	—	—	3.1
Equity in (income) loss of subsidiaries	(31.8)	—	—	31.8	—
Deferred income taxes	0.1	1.7	(0.8)	—	1.0
Net change in assets and liabilities:
Restricted cash	—	0.2	0.1	—	0.3
Receivables	0.4	(16.4)	(5.5)	—	(21.5)
Receivables from related parties	0.2	0.5	—	—	0.7
Profit-sharing receivables from insurance carriers	—	(14.4)	(0.1)	—	(14.5)
Prepaid commissions	—	3.0	0.1	—	3.1
Other current assets	(4.1)	(0.7)	0.3	—	(4.5)
Contract rights and list fees	—	(0.2)	—	—	(0.2)
Other non-current assets	(1.2)	1.1	0.2	—	0.1
Accounts payable and accrued expenses	29.2	(4.4)	10.4	—	35.2
Payables to related parties	(2.2)	(0.8)	(0.1)	—	(3.1)
Deferred revenue	—	(6.2)	1.1	—	(5.1)
Income taxes receivable and payable	0.2	(0.4)	0.7	—	0.5
Other long-term liabilities	0.1	(1.3)	—	—	(1.2)
Other, net	(0.9)	—	0.2	—	(0.7)

Net cash provided by (used in) operating activities	(21.5)	45.8	4.3	—	28.6

Investing Activities
Capital expenditures	0.5	(8.2)	(7.0)	—	(14.7)
Restricted cash	—	—	0.1	—	0.1
Acquisition-related payment, net of cash acquired	—	—	(1.2)	—	(1.2)

Net cash provided by (used in) investing activities	0.5	(8.2)	(8.1)	—	(15.8)

Financing Activities
Principal payments on borrowings	(2.8)	(0.1)	—	—	(2.9)
Intercompany receivables and payables	33.5	(36.3)	2.8	—	—

Net cash provided by (used in) financing activities	30.7	(36.4)	2.8	—	(2.9)

Effect of changes in exchange rates on cash and cash equivalents	—	—	0.8	—	0.8

Net increase (decrease) in cash and cash equivalents	9.7	1.2	(0.2)	—	10.7
Cash and cash equivalents, beginning of period	57.2	2.8	26.3	—	86.3

Cash and cash equivalents, end of period	$66.9	$4.0	$26.1	$—	$97.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2013 and 2012. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the three months ended March 31, 2013 and 2012 and our financial condition as of March 31, 2013, as well as a discussion of our liquidity and capital resources.

•

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, included in the Form 10-K for a summary of our significant accounting policies.

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

We design customer engagement and loyalty solutions with an attractive suite of benefits and ease of usage that we believe are likely to interest and engage consumers based on their needs and interests. For example, we provide discount travel services, credit monitoring and identity-theft resolution, AD&D insurance, roadside assistance, and various checking account and credit card enhancement services, loyalty program design and management, as well as disaggregated loyalty points redemptions for gift cards, travel and merchandise, as well as other products and services.

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the three months ended March 31, 2013 and the year ended December 31, 2012, in excess of 95% of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

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

Acquisitions

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

For instance, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010. Dodd-Frank provides a regulatory framework and requires that regulators draft, review and approve, and implement numerous regulations and conduct studies that are likely to lead to more regulations. As part of this, Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”) that became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have imposed additional reporting, supervisory, and regulatory requirements on our financial institution marketing partners which has adversely affected our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation going forward. Some of our marketing partners have become involved in governmental inquiries that include our products or marketing practices. As a result, certain financial institution marketing partners have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to members or end-consumers, or require changes to our products or services to consumers that could also have a material adverse effect on our business. Partially as a result of these factors, we have recently experienced a decline in our domestic membership customer base and domestic membership revenues, and we anticipate this trend will continue in the near future.

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

Seasonality

Historically, seasonality has not had a significant impact on our business. Our revenues are more affected by the timing of marketing programs that can change from year to year depending on the opportunities available and pursued. More recently, in connection with the growth in our loyalty business, we have experienced increasing seasonality in the timing of our cash flows, particularly with respect to working capital. This has been due primarily to the consumer’s increasing acceptance and use of certain categories for points redemptions, such as travel services and gift cards. These categories typically present a delay from the time we incur a cash outlay to provision the redemption until we are reimbursed by the client for the activity, and in certain instances, these delays may extend across multiple reporting periods. Redemptions for some categories, such as gift cards, have been weighted more heavily to the end of the year due to consumers’ increasing usage of points in connection with seasonal gift giving.

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

	Three Months Ended March 31,
	2013	2012
Global Average Subscribers, excluding Basic Insureds	42,579	45,728
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds(1)	$28.71	$29.86
Global Membership Subscribers
Average Global Retail Subscribers(2)	9,597	11,119
Annualized Net Revenue Per Global Average Subscriber(1)	$78.90	$78.85
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale(2)	28,947	30,387
Annualized Net Revenue Per Global Average Package and Wholesale Subscriber(1)	$7.45	$7.00
Global Insureds
Average Supplemental Insureds(2)	4,035	4,222
Annualized Net Revenue Per Supplemental Insured(1)	$61.85	$65.30
Global Average Subscribers, including Basic Insureds	63,787	68,074

(1)	Annualized Net Revenue Per Global Average Subscriber and Supplemental Insured are all calculated by taking the revenues as reported for the period and dividing it by the average subscribers or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or an insured, as applicable, the subscriber’s or insured’s, as applicable, revenues are no longer recognized in the calculation.
(2)	Average Global Subscribers and Average Supplemental Insureds for the period are all calculated by determining the average subscribers or insureds, as applicable, for each month in the period (adding the number of subscribers or insureds, as applicable, at the beginning of the month with the number of subscribers or insureds, as applicable, at the end of the month and dividing that total by two) and then averaging that result for the period. A subscriber’s or insured’s, as applicable, account is added or removed in the period in which the subscriber or insured, as applicable, has joined or cancelled.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table summarizes our consolidated results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase (Decrease)
Net revenues	$347.4	$381.8	$(34.4)

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	117.7	154.8	(37.1)
Operating costs	116.2	118.1	(1.9)
General and administrative	42.1	22.0	20.1
Depreciation and amortization	29.6	50.1	(20.5)

Total expenses	305.6	345.0	(39.4)

Income from operations	41.8	36.8	5.0
Interest income	0.1	0.3	(0.2)
Interest expense	(41.4)	(37.6)	(3.8)
Other income, net	0.1	0.1	—

Income (loss) before income taxes and non-controlling interest	0.6	(0.4)	1.0
Income tax expense	(5.1)	(2.7)	(2.4)

Net loss	(4.5)	(3.1)	(1.4)
Less: net loss (income) attributable to non-controlling interest	0.1	(0.2)	0.3

Net loss attributable to Affinion Group, Inc.	$(4.4)	$(3.3)	$(1.1)

Summary of Operating Results for the Three Months Ended March 31, 2013

The following is a summary of changes affecting our operating results for the three months ended March 31, 2013.

Net revenues decreased $34.4 million, or 9.0%, for the three months ended March 31, 2013 as compared to the same period of the prior year. Net revenues in our North American units decreased $49.1 million primarily from lower retail revenues from a decline in volumes in our Membership business and lower revenue in our Insurance and Package business from a higher cost of insurance and was partially offset by higher revenue from growth with existing clients in our Loyalty business. International net revenues increased by $14.7 million primarily from higher retail membership revenue from increased online joins.

Segment EBITDA decreased $15.5 million as the impact of the lower net revenues and higher general and administrative costs was partially offset by lower marketing and commissions. The higher general and administrative costs include $14.6 million from the absence in 2013 of a reversal of a liability in 2012 in connection with potential earn-out payments related to the Prospectiv acquisition.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following section provides an overview of our consolidated results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Net Revenues. During the three months ended March 31, 2013 we reported net revenues of $347.4 million, a decrease of $34.4 million, or 9.0%, as compared to net revenues of $381.8 million in the comparable period of 2012. Net revenues of our Membership Products decreased $44.2 million primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches. Revenue also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty and from lower volumes from certain fee-for-service wholesale arrangements. Insurance and Package revenues decreased $9.3 million primarily due to a higher cost of insurance from higher claims experience and lower package revenues primarily due to lower average package members. Loyalty Products net revenues increased $4.3 million which was primarily attributable to increased revenues from growth with existing clients. International Products net revenues increased $14.7 million primarily from higher retail membership revenue in our online channel and our recently acquired concierge business in Turkey.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $37.1 million, or 24.0%, to $117.7 million for the three months ended March 31, 2013 from $154.8 million for the three months ended March 31, 2012. Marketing and commissions expense decreased $32.0 million in our Membership business primarily due to fewer marketing opportunities with our large financial institution marketing partners and lower commissions from the reduction in the member base.

Operating Costs. Operating costs decreased by $1.9 million, or 1.6%, to $116.2 million for the three months ended March 31, 2013 from $118.1 million for the three months ended March 31, 2012. Product and servicing costs decreased $6.8 million in our Membership business primarily due to the reduction in the member base while costs increased $5.0 million in our International business in response to the higher net revenues.

General and Administrative Expense. General and administrative expense increased by $20.1 million, or 91.4%, to $42.1 million for the three months ended March 31, 2013 from $22.0 million for the three months ended March 31, 2012 primarily due to the absence in 2013 of a reversal of a liability in 2012 of $14.6 million in connection with potential earn-out payments related to the Prospectiv acquisition in our Membership business.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $20.5 million for the three months ended March 31, 2013 to $29.6 million from $50.1 million for the three months ended March 31, 2012, primarily from recording $4.6 million less amortization expense in 2013 as compared to 2012 related to intangible assets acquired in the Webloyalty acquisition, principally member relationships, and lower amortization of $13.9 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense increased by $3.8 million, or 10.1%, to $41.4 million for the three months ended March 31, 2013 from $37.6 million for the three months ended March 31, 2012, primarily due to higher interest accrued on our term loan as a result of the amendment to the Affinion Credit Facility in the fourth quarter of 2012 which increased the interest rates on LIBOR and base rate loans.

Income Tax Expense. Income tax expense increased by $2.4 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily due to an increase in the deferred federal and state tax liabilities and an increase of the foreign current and deferred tax liabilities for the three months ended March 31, 2013, partially offset by a decrease in the current state tax liabilities for the same period.

Our effective income tax rates for the three months ended March 31, 2013 and 2012 were 844.6% and (645.2)%, respectively. The difference in the effective tax rates for the three months ended March 31, 2013 and 2012 is primarily a result of the change from a loss before income taxes and non-controlling interest of $0.4 million for the three months ended March 31, 2012 to income before income taxes of $0.6 million for the three months ended March 31, 2013 and an increase in the income tax provision from $2.7 million for the three months ended March 31, 2012 to $5.1 million for the three months ended March 31, 2013. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between our effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended March 31,
	Net Revenues			Segment EBITDA(1)
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$143.7	$187.9	$(44.2)	$23.7	$45.2	$(21.5)
Insurance and Package Products	76.6	85.9	(9.3)	29.2	31.3	(2.1)
Loyalty Products	42.7	38.4	4.3	16.7	12.4	4.3
Eliminations	(0.5)	(0.6)	0.1	—	—	—

Total North America	262.5	311.6	(49.1)	69.6	88.9	(19.3)
Affinion International
International Products	84.9	70.2	14.7	5.8	1.2	4.6

Total products	347.4	381.8	(34.4)	75.4	90.1	(14.7)
Corporate	—	—	—	(4.0)	(3.2)	(0.8)

Total	$347.4	$381.8	$(34.4)	71.4	86.9	(15.5)

Depreciation and amortization				(29.6)	(50.1)	20.5

Income (loss) from operations				$41.8	$36.8	$5.0

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues decreased by $44.2 million, or 23.5%, to $143.7 million for the three months ended March 31, 2013 as compared to $187.9 million for the three months ended March 31, 2012. Net revenues decreased primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and from the continued, but anticipated, attrition of the domestic member base of Webloyalty. Revenue also declined from lower volumes in certain fee-for-service wholesale arrangements.

Segment EBITDA decreased by $21.5 million, or 47.6%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Segment EBITDA decreased as the impact of the lower net revenues of $44.2 million was partially offset by lower marketing and commissions of $32.0 million and lower operating costs of $6.8 million. The lower marketing and commissions were primarily the result of fewer marketing opportunities with our large financial institution marketing partners and reduced commissions principally from lower retail member volumes. Operating costs decreased primarily from lower product and servicing costs associated with the lower retail member volumes. General and administrative costs increased $16.1 million primarily due to the absence in 2013 of the reversal of a liability in 2012 of $14.6 million in connection with potential earn-out payments related to the Prospectiv acquisition.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $9.3 million, or 10.8%, to $76.6 million for the three months ended March 31, 2013 as compared to $85.9 million for the three months ended March 31, 2012. Insurance revenue decreased approximately $6.9 million primarily from a higher cost of insurance resulting from higher claims experience. Package revenue decreased approximately $2.4 million primarily due to the impact of lower Package members.

Segment EBITDA decreased by $2.1 million, or 6.7%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, as the lower net revenues were partially offset by lower marketing and commissions.

Loyalty Products. Revenues from Loyalty Products increased by $4.3 million, or 11.2%, for the three months ended March 31, 2013 to $42.7 million as compared to $38.4 million for the three months ended March 31, 2012 primarily due to growth with existing clients.

Segment EBITDA increased by $4.3 million, or 34.7%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to the higher net revenue.

Affinion International

International Products. International Products net revenues increased by $14.7 million, or 20.9%, to $84.9 million for the three months ended March 31, 2013 as compared to $70.2 million for the three months ended March 31, 2012. Net revenues increased primarily due to higher retail membership revenue associated with increased members along with revenues from our recently acquired concierge business in Turkey. The increase in net revenues was partially offset by $0.2 million from the unfavorable impact of the stronger U.S. dollar.

Segment EBITDA increased by $4.6 million, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 as the higher revenue was partially offset by higher marketing and commissions, operating and general and administrative expenses primarily from higher product and servicing costs related to the increased membership base.

Corporate

Corporate costs increased by $0.8 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as an unfavorable impact in foreign exchange on intercompany borrowings was partially offset by lower stock compensation costs in 2013 as compared to 2012.

Financial Condition, Liquidity and Capital Resources

Financial Condition—March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012	Increase (Decrease)
	(in millions)
Total assets	$1,466.6	$1,473.1	$(6.5)
Total liabilities	2,618.9	2,619.2	(0.3)
Total deficit	(1,152.3)	(1,146.1)	(6.2)

Total assets decreased by $6.5 million principally due to (i) a decrease in other intangibles, net of $19.0 million, principally due to amortization expense of $19.1 million and (ii) a decrease in other non-current assets of $8.9 million, principally due a decrease in an asset related to uncertain tax positions. These decreases, and other less significant decrease, were partially offset by an increase in cash of $30.6 million (see “—Liquidity and Capital Resources—Cash Flows”).

Total liabilities decreased by $0.3 million, primarily due to a decrease in deferred revenue of $5.1 million due to the continuing shift of the membership base to monthly memberships. This decrease and other less significant decreases were partially offset by an increase in accounts payable and accrued expenses of $16.4 million principally due to an increase in accrued interest resulting from the timing of interest payments.

Total deficit increased by $6.2 million, principally due to a net loss attributable to the Company of $4.4 million and foreign currency translation effect of $1.6 million.

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

Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships that is deferred until the appropriate refund period has concluded. In spite of our historical working capital deficit, we have been able to operate effectively primarily due to our substantial cash flows from operations and our available revolving credit facility. However, as the membership base continues to shift away from memberships billed annually to memberships billed monthly, it will have a negative effect on our operating cash flow. We anticipate that our working capital deficit will continue for the foreseeable future.

On April 9, 2012, the Company declared, and on April 10, 2012, the Company paid a dividend of $37.0 million to Affinion Holdings, utilizing available cash on hand. Affinion Holdings expects to utilize the proceeds of the dividend to make future interest payments on its senior notes.

Cash Flows—Three Months Ended March 31, 2013 and 2012

At March 31, 2013, we had $63.1 million of cash and cash equivalents on hand, a decrease of $33.9 million from $97.0 million at March 31, 2012. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Cash provided by (used in):
Operating activities	$44.6	$28.6	$16.0
Investing activities	(9.8)	(15.8)	6.0
Financing activities	(3.0)	(2.9)	(0.1)
Effect of exchange rate changes	(1.2)	0.8	(2.0)

Net change in cash and cash equivalents	$30.6	$10.7	$19.9

Operating Activities

During the three months ended March 31, 2013, we generated $16.0 million more cash from operating activities than during the three months ended March 31, 2012. Segment EBITDA decreased by $15.5 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 (see “—Results of Operations”). During the three months ended March 31, 2013, receivables generated cash flows that were $11.6 million more favorable than the cash flows during the three months ended March 31, 2012 due to the timing of receipts for gift card funding and membership receivables of our Loyalty products and Membership products businesses, respectively, partially offset by the impact of seasonality of the travel business. This was partially offset by cash flows for the three months ended March 31, 2013 related to accounts payable and accrued expenses that were $9.2 million less favorable than the cash flows during the three months ended March 31, 2012 due to the timing of commission payments during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as well as the impact during the three months ended March 31, 2012 of the growth in our identity theft protection product, partially offset by the effect of the change in payment terms with a major Loyalty products client.

Investing Activities

We used $6.0 million less cash in investing activities during the three months ended March 31, 2013 as compared to the same period in 2012. During the three months ended March 31, 2013, we used $8.8 million for capital expenditures and $0.9 million for acquisition-related payments. During the three months ended March 31, 2012, we used $14.7 million for capital expenditures and $1.2 million for acquisition-related payments.

Financing Activities

We used $0.1 million more cash in financing activities during the three months ended March 31, 2013 as compared to the same period in 2012. During the three months ended March 31, 2013 and 2012, we made principal payments on our debt of $3.0 million and $2.9 million, respectively.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company, and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. As of March 31, 2013, we had approximately $1.9 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

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

On December 13, 2010, the Company, as borrower, Affinion Holdings and certain of the Company’s subsidiaries entered into an Incremental Assumption Agreement with two of its lenders (the “Revolver Incremental Assumption Agreement,” and together with the Term Loan Incremental Assumption Agreement, the “Incremental Assumption Agreements”) which resulted in an increase in the revolving credit facility from $125.0 million to $160.0 million, with a further increase to $165.0 million in January 2011. On February 11, 2011, the Company, as borrower, and Affinion Holdings, and certain of the Company’s subsidiaries entered into, and simultaneously closed under, the Term Loan Incremental Assumption Agreement, which resulted in an increase in the term loan facility from $875.0 million to $1.125 billion. On November 20, 2012, the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring the Company to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio.

        The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the senior subordinated notes unless, prior to that date, (a) the maturity for our senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under our senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to the term loan facility and the revolving credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 4.00%. The effective interest rate on the term loan for the three months ended March 31, 2013 and 2012 was 6.5% and 5.0% per annum, respectively. Our obligations under our senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Our senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of senior secured debt (as defined in our senior secured credit facility) to EBITDA (as defined in our senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. A portion of the April 2010 proceeds of the term loan under our senior secured credit facility were utilized to repay the outstanding balance of the then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

At March 31, 2013, the Company had $1,093.1 million outstanding under the term loan facility, $475.0 million ($472.5 million net of discount) outstanding under the 7.875% senior notes and $355.5 million ($354.2 million net of discount) outstanding under the senior subordinated notes. At March 31, 2013, there were no outstanding borrowings under the revolving credit facility and the Company had $151.8 million available under the revolving credit facility after giving effect to the issuance of $13.2 million of letters of credit.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our 7.875% senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our senior secured credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum senior secured leverage ratio. The interest coverage ratio as defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.25 to 1.0 at March 31, 2013. The senior secured leverage ratio as defined in our senior secured credit facility (senior secured debt, as defined, to Adjusted EBITDA, as defined) must be less than 4.25 to 1.0 at March 31, 2013. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the 7.875% senior notes and the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of March 31, 2013, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended March 31, 2013 to Adjusted EBITDA.

Twelve Months Ended March 31, 2013(a)
(in millions)
Net cash provided by operating activities	$84.9
Interest expense, net	153.5
Income tax expense	12.6
Amortization of debt discount and financing costs	(9.0)
Unrealized loss on interest rate swaps	(0.3)
Provision for loss on accounts receivable	(6.9)
Deferred income taxes	(4.6)
Changes in assets and liabilities	50.3
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings(b)	28.8
Other, net(c)	28.7

Adjusted EBITDA, excluding pro forma adjustments(d)	338.0
Effect of the pro forma adjustments(e)	2.9

Adjusted EBITDA, including pro forma adjustments(f)	$340.9

(a)	Represents consolidated financial data for the year ended December 31, 2012, minus consolidated financial data for the three months ended March 31, 2012, plus consolidated financial data for the three months ended March 31, 2013.
(b)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition, legal costs for certain legal matters and costs associated with severance incurred.
(c)	Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs associated with certain strategic and corporate development activities and (v) consulting fees paid to Apollo.
(d)	Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on April 1, 2012 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.
(e)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions as if such restructurings and cost savings initiatives had occurred on April 1, 2012.
(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group, Inc. for the twelve months ended March 31, 2013 to Adjusted EBITDA as required by our credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.

Twelve Months Ended March 31, 2013(a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(100.4)
Interest expense, net	153.5
Income tax expense	12.6
Non-controlling interest	0.4
Other expense, net	0.2
Depreciation and amortization	164.0
Effect of purchase accounting, reorganizations and non-recurring revenues and gains(b)	1.7
Certain legal costs(c)	12.7
Net cost savings(d)	14.4
Other, net(e)	78.9

Adjusted EBITDA, excluding pro forma adjustments(f)	338.0
Effect of the pro forma adjustments(g)	2.9

Adjusted EBITDA, including pro forma adjustments(h)	$340.9

Interest coverage ratio(i)	2.28
Senior secured leverage ratio(j)	3.05
Fixed charge coverage ratio(k)	2.22

(a)	Represents consolidated financial data for the year ended December 31, 2012, minus consolidated financial data for the three months ended March 31, 2012, plus consolidated financial data for the three months ended March 31, 2013.
(b)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition.
(c)	Represents the elimination of legal costs for certain legal matters.
(d)	Represents the elimination of costs associated with severance incurred.
(e)	Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, including payments to option holders, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs associated with certain strategic and corporate development activities, (vi) consulting fees paid to Apollo, (vii) facility exit costs and (viii) the impairment charge related to the goodwill and certain intangible assets of Prospectiv.
(f)	Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on April 1, 2012 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.
(g)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions as if such restructurings and cost savings initiatives had occurred on April 1, 2012.
(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (g) above.
(i)	The interest coverage ratio is defined in our amended and restated senior secured credit facility, as amended on November 20, 2012 (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be equal to or greater than 1.25 to 1.0 at March 31, 2013.
(j)	The senior secured leverage ratio is defined in our amended and restated senior secured credit facility, as amended on November 20, 2012 (senior secured debt, as defined, to Adjusted EBITDA, as defined). The senior secured leverage ratio must be equal to or less than 4.25 to 1.0 at March 31, 2013.
(k)	The fixed charge coverage ratio is defined in the indentures governing our 7.875% senior notes and senior subordinated notes (consolidated cash flows, as defined, which is equivalent to Adjusted EBITDA (as defined in our amended and restated senior secured credit facility) to fixed charges, as defined). The calculation of fixed charges excludes the amortization of deferred financing costs associated with the amendment and restatement of our credit facility on April 9, 2010.

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

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, valuation of interest rate swaps and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for profit sharing receivables from insurance carriers, accruals and income tax valuation allowances, litigation accruals, the estimated fair value of stock based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments. In addition, we refer you to our audited consolidated financial statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, included in our Form 10-K for a summary of our significant accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative instruments for trading or speculative purposes.

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

The interest rate swap was recorded at fair value, either as an asset or liability. The change in the fair value of the swap, which was not designated as a hedging instrument, is included in interest expense in the accompanying condensed consolidated statement of comprehensive income for the three months ended March 31, 2012.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2013 (dollars are in millions unless otherwise indicated):

	2013	2014	2015	2016		2017	2018 and Thereafter	Total	Fair Value At March 31, 2013
Fixed rate debt	$0.4	$0.4	$355.8	$		$	$475.0	$831.6	$685.4
Average interest rate	9.43%	9.43%	9.43%		7.88%	7.88%	7.88%
Variable rate debt	$8.4	$11.3	$11.2		$1,062.2	$		$1,093.1	$1,074.0
Average interest rate(a)	6.50%	6.50%	6.50%		6.50%

(a)	Average interest rate is based on rates in effect at March 31, 2013.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At March 31, 2013, the Company had in place contracts to sell EUR 26.6 million and receive $33.9 million and to sell GBP 13.9 million and receive $21.0 million.

During the three months ended March 31, 2013 and 2012, the Company recognized a realized gain of $2.6 million and a realized loss of $0.3 million, respectively. The Company had an unrealized loss of $0.2 million as of March 31, 2013.

At March 31, 2013, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to each foreign currency forward contract. The counterparty to each foreign currency forward contract is a major financial institution. The Company does not expect any losses from non-performance by counterparties.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of March 31, 2013, approximately $62.6 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

AFFINION GROUP, INC.

Date: April 25, 2013	By:	/S/ MARK G. GIBBENS
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