Form 10-Q
period 2013-06-30
Affinion Group, Inc.
filed 2013-08-01
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 31, 2013 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(In millions, except share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$83.8	$32.5
Restricted cash	36.0	34.4
Receivables (net of allowance for doubtful accounts of $ 10.1 and $ 9.4, respectively)	133.9	140.1
Profit-sharing receivables from insurance carriers	61.1	74.6
Prepaid commissions	36.6	42.5
Income taxes receivable	2.4	6.3
Other current assets	80.4	85.0
Total current assets	434.2	415.4
Property and equipment, net	130.1	136.5
Contract rights and list fees, net	20.4	22.0
Goodwill	602.2	607.3
Other intangibles, net	188.1	225.2
Other non-current assets	54.9	66.7
Total assets	$1,429.9	$1,473.1
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.7	$11.8
Accounts payable and accrued expenses	408.9	401.0
Payables to related parties	43.0	42.8
Deferred revenue	103.1	114.6
Income taxes payable	2.4	8.9
Total current liabilities	569.1	579.1
Long-term debt	1,906.5	1,911.8
Deferred income taxes	69.9	71.9
Deferred revenue	11.9	15.3
Other long-term liabilities	39.4	41.1
Total liabilities	2,596.8	2,619.2
Commitments and contingencies (Note 7)
Deficit
Common stock and additional paid-in capital, $ 0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	102.6	102.6
Accumulated deficit	(1,274.8)	(1,256.8)
Accumulated other comprehensive income	3.8	6.5
Total Affinion Group, Inc. deficit	(1,168.4)	(1,147.7)
Non-controlling interest in subsidiary	1.5	1.6
Total deficit	(1,166.9)	(1,146.1)
Total liabilities and deficit	$1,429.9	$1,473.1

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(In millions)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenues	$336.1	$377.6	$683.5	$759.4

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	127.2	150.8	244.9	305.6
Operating costs	104.5	115.3	220.7	233.4
General and administrative	44.7	44.1	86.8	66.1
Impairment of goodwill and other long-lived assets	—	39.7	—	39.7
Facility exit costs	0.5	—	0.5	—
Depreciation and amortization	28.4	49.0	58.0	99.1
Total expenses	305.3	398.9	610.9	743.9
Income (loss) from operations	30.8	(21.3)	72.6	15.5
Interest income	0.2	0.2	0.3	0.5
Interest expense	(41.1)	(36.9)	(82.5)	(74.5)
Other income (expense), net	—	(0.4)	0.1	(0.3)
Loss before income taxes and non-controlling interest	(10.1)	(58.4)	(9.5)	(58.8)
Income tax expense	(3.3)	(4.3)	(8.4)	(7.0)
Net loss	(13.4)	(62.7)	(17.9)	(65.8)
Less: net income attributable to non-controlling interest	(0.2)	(0.2)	(0.1)	(0.4)
Net loss attributable to Affinion Group, Inc.	$(13.6)	$(62.9)	$(18.0)	$(66.2)

Net loss	$(13.4)	$(62.7)	$(17.9)	$(65.8)
Currency translation adjustment, net of tax	(1.2)	(4.0)	(2.9)	(1.7)
Comprehensive loss	(14.6)	(66.7)	(20.8)	(67.5)
Less: comprehensive income attributable to non-controlling interest	(0.1)	(0.1)	0.1	(0.3)
Comprehensive loss attributable to Affinion Group, Inc.	$(14.7)	$(66.8)	$(20.7)	$(67.8)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND YEAR ENDED DECEMBER 31, 2012

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2013	$102.6	$(1,256.8)	$6.5	$1.6	$(1,146.1)
Net income (loss)		(18.0)		0.1	(17.9)
Currency translation adjustment, net of tax			(2.7)	(0.2)	(2.9)
Balance, June 30, 2013	$102.6	$(1,274.8)	$3.8	$1.5	$(1,166.9)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2012	$139.6	$(1,157.5)	$5.2	$1.0	$(1,011.7)
Net loss		(99.3)		0.7	(98.6)
Currency translation adjustment, net of tax			1.3	(0.1)	1.2
Return of capital	(37.0)				(37.0)
Balance, December 31, 2012	$102.6	$(1,256.8)	$6.5	$1.6	$(1,146.1)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(In millions)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Operating Activities
Net loss	$(17.9)	$(65.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58.0	99.1
Amortization of debt discount and financing costs	5.1	4.2
Unrealized loss on interest rate swaps	—	1.0
Impairment of goodwill and other long-lived assets	—	39.7
Adjustment to liability for additional consideration based on earn-out	—	(14.6)
Facility exit costs	0.5	—
Share-based compensation	5.3	6.2
Deferred income taxes	4.8	2.0
Net change in assets and liabilities:
Restricted cash	(2.0)	(5.0)
Receivables	3.5	(22.1)
Receivables from related parties	—	0.7
Profit-sharing receivables from insurance carriers	13.6	1.8
Prepaid commissions	5.6	5.4
Other current assets	3.1	(2.6)
Contract rights and list fees	1.5	(0.7)
Other non-current assets	1.4	3.8
Accounts payable and accrued expenses	16.3	4.3
Payables to related parties	(5.1)	(3.5)
Deferred revenue	(12.9)	(24.5)
Income taxes receivable and payable	(2.7)	1.0
Other long-term liabilities	(2.1)	1.5
Other, net	2.4	1.8
Net cash provided by operating activities	78.4	33.7
Investing Activities
Capital expenditures	(19.1)	(27.2)
Restricted cash	(0.1)	0.2
Acquisition-related payments, net of cash acquired	(0.9)	(1.2)
Net cash used in investing activities	(20.1)	(28.2)
Financing Activities
Principal payments on borrowings	(5.9)	(5.9)
Return of capital to parent company	—	(37.0)
Net cash used in financing activities	(5.9)	(42.9)
Effect of changes in exchange rates on cash and cash equivalents	(1.1)	(0.4)
Net increase (decrease) in cash and cash equivalents	51.3	(37.8)
Cash and cash equivalents, beginning of period	32.5	86.3
Cash and cash equivalents, end of period	$83.8	$48.5
Supplemental Disclosure of Cash Flow Information:
Interest payments	$74.7	$74.6
Income tax payments, net of refunds	$5.7	$4.1
Non-cash investing and financing activities:
Accrued capital expenditures	$0.1	$0.3

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

The Company designs customer engagement and loyalty solutions with a suite of benefits that it believes are likely to interest and engage consumers based on their needs and interests, with a particular focus on programs offering lifestyle and protection benefits and programs which offer savings in purchasing everyday items. For example, the Company provides discount travel services, credit monitoring and identity-theft resolution, accidental death and dismemberment insurance (“AD&D”), roadside assistance, various checking account and credit card enhancement services, loyalty program design and management, and disaggregated loyalty points redemptions for gifts cards, travel and merchandise, as well as other products and services.

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

In June 2011, the FASB issued new guidance that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements(s) where the components of net income and the components of other comprehensive income are presented. The guidance is to be applied retrospectively, for fiscal periods and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued new guidance deferring the changes in the June 2011 guidance relating to presentation of classification adjustments. The Company elected to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income. The Company’s adoption of the new guidance, other than that related to presentation of reclassification adjustments, as of January 1, 2012 did not have a material impact on its consolidated financial position, results of operations and cash flows.

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

Back-Up and Travel were owned by Turkey’s largest retail group at that time and the Company believes that Back-Up’s and Travel’s assistance and concierge service model fits well with the Company’s global product offerings. The acquisition enables the Company to expand into Turkey, which the Company deems a key market, given both its size as well as the attractive demographics of its population, and enables the expansion of the Company’s product offerings to a new customer base.

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

The intangible assets are comprised principally of trade names ($5.1 million), which are being amortized on a straight-line basis over weighted average useful lives of ten years, and member relationships ($3.7 million), which are being depreciated on an accelerated basis over weighted-average useful lives of eight years. The goodwill, which is not expected to be deductible for income tax purposes, has been attributed to the International Products segment. Revenue and income (loss) from operations related to Back-Up and Travel included in the Company’s consolidated statement of comprehensive income for the six months ended June 30, 2013 is $6.2 million and $(2.6) million, respectively. In connection with the acquisition of Back-Up and Travel, the Company incurred $0.8 million of acquisition costs, of which $0.1 million has been included in general and administrative expense in the consolidated statement of comprehensive income for the six months ended June 30, 2013.

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

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company concluded that it did not expect to pay any additional consideration in the form of an earn-out or additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of the accruals for additional consideration and additional compensation during the three months ended March 31, 2012 reduced general and administrative expense for the six months ended June 30, 2012 by $14.6 million and $1.1 million, respectively. In addition, during the three months ended September 30, 2012, the Company entered into a settlement agreement with the former equity holders of Prospectiv which resulted in a $0.7 million reduction of the initial purchase price and released the Company from any future claims for additional consideration and for future compensation based on achievement of the performance targets.

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

3. INTANGIBLE ASSETS

Intangible assets consisted of:

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$940.7	$(909.2)	$31.5
Affinity relationships	644.1	(521.1)	123.0
Proprietary databases and systems	61.8	(57.7)	4.1
Trademarks and tradenames	35.3	(15.5)	19.8
Patents and technology	48.6	(39.9)	8.7
Covenants not to compete	2.8	(1.8)	1.0
	$1,733.3	$(1,545.2)	$188.1

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$940.6	$(899.0)	$41.6
Affinity relationships	648.2	(503.6)	144.6
Proprietary databases and systems	61.9	(57.1)	4.8
Trademarks and tradenames	35.9	(14.3)	21.6
Patents and technology	48.3	(36.9)	11.4
Covenants not to compete	2.8	(1.6)	1.2
	$1,737.7	$(1,512.5)	$225.2

Foreign currency translation resulted in a decrease in intangible assets and accumulated amortization of $6.3 million and $4.5 million, respectively, from December 31, 2012 to June 30, 2013.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Member relationships	$5.4	$22.3	$11.4	$45.9
Affinity relationships	10.3	11.2	20.7	22.4
Proprietary databases and systems	0.3	0.3	0.6	0.6
Trademarks and tradenames	0.7	0.6	1.4	1.3
Patents and technology	1.2	1.9	2.9	4.2
Covenants not to compete	0.1	0.1	0.2	0.2
	$18.0	$36.4	$37.2	$74.6

Based on the Company’s amortizable intangible assets as of June 30, 2013, the Company expects the related amortization expense for fiscal year 2013 and the four succeeding fiscal years to be approximately $71.7 million in 2013, $59.7 million in 2014, $41.1 million in 2015, $12.2 million in 2016 and $8.1 million in 2017.

At January 1, 2013 and June 30, 2013, the Company had gross goodwill of $654.3 million and $649.2 million, respectively, and accumulated impairment losses of $47.0 million at both dates. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Loyalty Products segment related to the Apollo Transactions and the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned to the Membership Products segment related to the Prospectiv acquisition.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2012 and the six months ended June 30, 2013 are as follows:

	Balance at January 1, 2012	Acquisition	Impairment	Currency Translation	Balance at December 31, 2012	Acquisitions	Currency Translation	Balance at June 30, 2013
	(in millions)
Membership products	$413.5	$—	$(31.5)	$—	$382.0	$—	$—	$382.0
Insurance and package products	58.3	—	—	—	58.3	—	—	58.3
Loyalty products	81.7	—	—	—	81.7	—	—	81.7
International products	74.0	8.5	—	2.8	85.3	(1.7)	(3.4)	80.2
Total	$627.5	$8.5	$(31.5)	$2.8	$607.3	$(1.7)	$(3.4)	$602.2

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

4. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Contract rights	$58.2	$(57.3)	$0.9	$61.2	$(60.2)	$1.0
List fees	46.5	(27.0)	19.5	45.1	(24.1)	21.0
	$104.7	$(84.3)	$20.4	$106.3	$(84.3)	$22.0

Amortization expense for the three and six months ended June 30, 2013 was $1.6 million and $3.1 million, respectively, of which $1.5 million and $2.9 million, respectively, is included in marketing expense and $0.1 million and $0.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income. Amortization expense for the three and six months ended June 30, 2012 was $1.5 million and $2.9 million, respectively, of which $1.4 million and $2.7 million, respectively, is included in marketing expense and $0.1 million and $0.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income. Based on the Company’s contract rights and list fees as of June 30, 2013, the Company expects the related amortization expense for fiscal year 2013 and the four succeeding fiscal years to be approximately $6.0 million in 2013, $5.0 million in 2014, $4.1 million in 2015, $2.9 million in 2016 and $1.7 million in 2017.

5. LONG-TERM DEBT

Long-term debt consisted of:

	June 30, 2013	December 31, 2012
	(in millions)
Term loan due 2016	$1,090.3	$1,095.9
7.875% senior notes due 2018, net of unamortized discount of $ 2.4 and $ 2.6, respectively, with an effective interest rate of 8.00%	472.6	472.4
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $ 1.2 and $ 1.5, respectively, with an effective interest rate of 11.75%	354.3	354.0
Capital lease obligations	1.0	1.3
Total debt	1,918.2	1,923.6
Less: current portion of long-term debt	(11.7)	(11.8)
Long-term debt	$1,906.5	$1,911.8

On April 9, 2010, the Company, as Borrower, and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). On November 20, 2012, the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring the Company to maintain a maximum consolidated leverage ratio with a financial covenant requiring the Company to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring the Company to maintain a minimum interest coverage ratio. The amended Affinion Credit Facility consists of a five-year $165.0 million revolving credit facility (pursuant to an agreement with two of the Company’s lenders on December 13, 2010 to increase the revolving credit facility) and an $875.0 million term loan facility. On February 11, 2011, the Company obtained incremental term loans in an aggregate principal amount of $250.0 million under the Affinion Credit Facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.00%. The effective interest rate on the term loan for the three and six months ended June 30, 2013 was 6.5% per annum and for the three and six months ended June 30, 2012 was 5.0% per annum. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The credit facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in the Company’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires the Company to comply with financial maintenance covenants with a maximum ratio of senior secured debt, as defined, to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense.

As of June 30, 2013 and December 31, 2012, there were no outstanding borrowings under the revolving credit facility. Borrowings and repayments under the revolving credit facility were $30.0 million and $30.0 million, respectively, during the six months ended June 30, 2013. Borrowings and repayments under the revolving credit facility were $30.0 million and $30.0 million, respectively, during the six months ended June 30, 2012. As of June 30, 2013, the Company had $151.8 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $13.2 million of letters of credit issued under the Affinion Credit Facility.

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

The amended Affinion Credit Facility, and the indentures governing the 2010 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company may pay dividends of up to $40.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and defined fixed charge and interest coverage ratios, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow or consolidated net income. During the six months ended June 30, 2013, the Company did not pay any cash dividends to its parent company. During the six months ended June 30, 2012, the Company paid cash dividends to its parent company, Affinion Holdings, of $37.0 million. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

As of June 30, 2013, the Company was in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures governing the 2010 Senior Notes and the Senior Subordinated Notes.

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

6. INCOME TAXES

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of June 30, 2013 and 2012, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of June 30, 2013 and 2012, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three and six months ended June 30, 2013 were (32.4)% and (88.5)%, respectively. The Company’s effective income tax rates for the three and six months ended June 30, 2012 were (7.3)% and (11.9)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2013 and 2012 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $58.4 million for the three months ended June 30, 2012 to $10.1 million for the three months ended June 30, 2013 and a decrease in the income tax provision from $4.3 million for the three months ended June 30, 2012 to $3.3 million for the three months ended June 30, 2013. The difference in the effective tax rates for the six months ended June 30, 2013 and 2012 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $58.8 million for the six months ended June 30, 2012 to $9.5 million for the six months ended June 30, 2013 and an increase in the income tax provision from $7.0 million for the six months ended June 30, 2012 to $8.4 million for the six months ended June 30, 2013. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million and $0.1 million of interest related to uncertain tax positions arising in the three and six months ended June 30, 2013, respectively. The Company recognized less than $0.1 million and $0.1 million of interest related to uncertain tax positions arising in the three and six months ended June 30, 2012, respectively. The interest has been included in income tax expense for the applicable period. The Company’s gross unrecognized tax benefits for the six months ended June 30, 2013 increased by $5.2 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, the Racketeer Influenced Corrupt Organizations Act, the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Law, and for unjust enrichment. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. On September 7, 2012, the Second Circuit affirmed the decision of the District Court denying arbitration. While that issue was on appeal, the matter proceeded in the district court. There was written discovery and depositions. Previously, the court had set a briefing schedule on class certification that called for the completion of class certification briefing on May 18, 2012. However, on March 28, 2012, the court suspended the briefing schedule on the motion due to the filing of two other overlapping class actions in the United States District Court for the District of Connecticut. The first of those cases was filed on March 6, 2012, against the Company, Trilegiant, Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corp., Citigroup, Inc., Citibank, N.A., Apollo Global Management, LLC, 1-800-Flowers.Com, Inc., United Online, Inc., Memory Lane, Inc., Classmates Int’l, Inc., FTD Group, Inc., Days Inn Worldwide, Inc., Wyndham Worldwide Corp., People Finderspro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InteractiveCorp., and Shoebuy.com, Inc. The second of those cases was filed on March 25, 2012, against the same defendants as well as Adaptive Marketing, LLC, Vertrue, Inc., Webloyalty.com, Inc., and Wells Fargo & Co. These two cases assert similar claims as the claims asserted in the earlier-filed lawsuit in connection with the sale by Trilegiant of its membership programs. On April 26, 2012, the court consolidated these three cases. The court also set an initial status conference for May 17, 2012. At that status conference, the court ordered that Plaintiffs file a consolidated amended complaint to combine the claims in the three previously separate lawsuits. The court also struck the class certification briefing schedule that had been set previously. On September 7, 2012, the Plaintiffs filed a consolidated amended complaint asserting substantially the same legal claims. The consolidated amended complaint added Priceline, Orbitz, Chase Paymentech, Hotwire, and TigerDirect as Defendants and added three new Plaintiffs; it also dropped Webloyalty and Rakuten as Defendants. On December 7, 2012, all Defendants filed motions seeking to dismiss the consolidated amended complaint and to strike certain portions of the complaint. Plaintiff’s response brief was filed on February 7, 2013, and Defendants’ reply briefs were filed on April 5, 2013. The Company does not know when the court will rule on that motion. Also, on December 5, 2012, the Plaintiffs’ law firms in these consolidated cases filed an additional action in the United States District Court for the District of Connecticut. That case is identical in all respects to this case except that it was filed by a new Plaintiff (the named Plaintiff from the class action complaint previously filed against the Company, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A., in the United States District Court for the Eastern District of New York on November 10, 2010). On January 23, 2013, Plaintiff filed a motion to consolidate that case into the existing set of consolidated cases. The Company does not know when the court will rule on that motion. On June 13, 2013, the Court entered an order staying the date for all Defendants to respond to the Complaint until 21 days after the court rules on the motion to consolidate.

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. On May 10, 2011, plaintiff filed a notice appealing the dismissal to the United States Court of Appeals for the Ninth Circuit. Plaintiff filed its opening appeals brief with the Ninth Circuit on October 17, 2011, and defendants filed their respective answering briefs on December 23, 2011. Plaintiff filed its reply brief on January 23, 2012. On January 11, 2013, the Ninth Circuit heard oral argument on the plaintiff’s appeal and, thereafter, took the matter under advisement. On April 25, 2013, the Ninth Circuit decided Plaintiffs’ appeal dismissing the case without prejudice.  Thereafter, on May 9, 2013, Plaintiff petitioned for rehearing of the Ninth Circuit’s decision, which petition the Court rejected on May 20, 2013.  The District Court followed the mandate of the Ninth Circuit and finally dismissed the action on June 24, 2013.

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

The Company and Trilegiant are also a party to a lawsuit arising out of the inquiries made by the State of Iowa. On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and the Company’s Chief Executive Officer, in the Iowa District Court for Polk County. This action was superseded by an action filed on March 11, 2011. The superseding action does not name the Company’s Chief Executive Officer and alleges violations of Iowa’s Buying Club Law, and seeks injunctive relief as well as monetary relief. Subsequently the case was dismissed without prejudice on the state’s own motion. The Company is attempting to resolve the matter through settlement but no assurance is made that a settlement will be reached.

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

In that regard the Company finalized, in December 2012, Assurances of Discontinuance and Voluntary Compliance with the South Carolina Attorney General’s Office regarding online marketing practices, pursuant to which the Company has paid $3.9 million in consumer education, costs and fees, including special counsel fees for the state’s outside counsel, and agreed to make restitution payments to eligible South Carolina consumers who submit a valid claim form. The Company believes that the amount it has accrued for such restitution payments is adequate and that the amounts actually paid will not be material.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. The Company is in active discussions with the Financial Conduct Authority in the United Kingdom (the “FCA”) to resolve a matter related to its historic sales practices pertaining to a benefit in one of its products. Resolution of this inquiry may include changes to its business practices in a limited business line, monetary fines and/or restitution to consumers.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of June 30, 2013, the Company provided guarantees for surety bonds totaling approximately $12.0 million and issued letters of credit totaling $14.0 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of June 30, 2013, there were 5.5 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty over a ten year period. During the six months ended June 30, 2013, there were no outstanding options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. During the six months ended June 30, 2013, there were no outstanding options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of June 30, 2013, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings’ common stock at exercise prices ranging from $3.33 to $12.95. All of the outstanding options were vested as of June 30, 2013 and expire between May 2015 and September 2018.

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

Stock Options

During the three and six months ended June 30, 2013 and 2012, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and six months ended June 30, 2013, 0.4 million stock options were granted to employees from the 2007 Plan. During the three and six months ended June 30, 2012, 0.5 million stock options were granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three and six months ended June 30, 2013 and 2012, there were no stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an option term of 10 years.

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

	2013 Grants	2012 Grants
Expected volatility	50%	50%
Expected life (in years)	6.25	5.89-6.25
Risk-free interest rate	1.15%	1.15%
Expected dividends

A summary of option activity for the six months ended June 30, 2013 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2013	1,390	681	681	423	3,562
Granted	—	—	—	—	370
Exercised	—	—	—	—	—
Forfeited or expired	(23)	(8)	(8)	—	(286)
Outstanding options at June 30, 2013	1,367	673	673	423	3,646
Vested or expected to vest at June 30, 2013	1,367	673	673	423	3,646
Exercisable options at June 30, 2013	1,367	—	—	423	1,959
Weighted average remaining contractual term (in years)	2.5	2.5	2.5	4.3	7.5
Weighted average grant date fair value per option granted in 2013	$—	$—	$—	$—	$4.00
Weighted average exercise price of exercisable options at June 30, 2013	$1.51	$—	$—	$4.95	$10.83
Weighted average exercise price of outstanding options at June 30, 2013	$1.51	$1.51	$1.51	$4.95	$9.46

Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2013 totaled $0.8 million and $1.9 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2012 totaled $1.2 million and $2.4 million, respectively. As of June 30, 2013, there was $6.2 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.0 years.

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

A summary of restricted stock unit activity for the six months ended June 30, 2013 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2013	1,333	$8.18
Granted	—
Vested	(562)	8.18
Forfeited	(51)	8.16
Outstanding restricted unvested awards at June 30, 2013	720	$8.18
Weighted average remaining contractual term (in years)	0.9

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and six months ended June 30, 2013 was $1.9 million and $3.3 million, respectively. Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and six months ended June 30, 2012 was $1.9 million and $3.8 million, respectively. As of June 30, 2013, there was $3.9 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.4 years.

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

Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions, until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo. Therefore, for the three and six months ended June 30, 2013 and 2012, only Realogy remains a related party.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. The amounts expensed related to this consulting agreement were $0.6 million for each of the three month periods ended June 30, 2013 and 2012 and $1.3 million for each of the six month periods ended June 30, 2013 and 2012, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCEHOV, LLC (formerly SOURCECORP Incorporated), that provides document and information services to the Company. The fees incurred for these services were $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2013 and 2012 and $0.3 million and $0.4 million, respectively, for the six months ended June 30, 2013 and 2012, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

During the three and six months ended June 30, 2012, the Company purchased $0.9 million and $2.0 million, respectively, of gift cards from AMC Entertainment, Inc., a company previously owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the unaudited condensed consolidated statements of comprehensive income. As a result of the sale in 2012 of AMC Entertainment, Inc. by the affiliate of Apollo, AMC Entertainment, Inc. was not a related party during the three and six months ended June 30, 2013.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.3 million and $0.2 million, respectively, for the three months ended June 30, 2013 and 2012 and $0.6 million and $0.5 million, respectively, for the six months ended June 30, 2013 and 2012.

On January 14, 2011, in connection with the acquisition of Webloyalty, Mr. Richard J. Fernandes received warrants to purchase shares of Affinion Holdings’ common stock that were exercisable, in whole or in part, at any time between January 14, 2011 and May 12, 2012. The warrants expired on May 12, 2012 without being exercised.

On April 9, 2012, the Company declared, and on April 10, 2012, the Company paid a dividend of $37.0 million to Affinion Holdings, utilizing available cash on hand. Affinion Holdings utilized the proceeds of the dividend to make interest payments on its senior notes.

On May 8, 2013, in connection with his resignation as Chief Executive Officer of Global Retail Services and Co-President of Affinion, Mr. Richard J. Fernandes entered into a consulting agreement with Trilegiant Corporation, a wholly owned subsidiary of the Company, effective May 13, 2013, pursuant to which he will continue working with the Company until the one-year anniversary of such resignation. Mr. Fernandes will provide certain consulting services to the Company on a part-time basis and will be entitled to receive a fee of $7,500 per month, subject to increase depending on the level of consulting services provided. The agreement also provides for reimbursement of Mr. Fernandes’ out-of-pocket business and travel expenses and for his healthcare insurance costs during that period.

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

All outstanding interest rate swaps were recorded at fair value. The changes in the fair value of the swaps, which were not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2012, the Company recorded interest expense, representing realized and unrealized gains and losses, of $0.1 million and $1.0 million, respectively, related to the interest rate swaps. There was no interest expense recorded during the three and six months ended June 30, 2013 related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2013:

	2013	2014	2015	2016	2017	2018 and Thereafter	Total	Fair Value At June 30, 2013
	(in millions)
Fixed rate debt	$0.2	$0.4	$355.8	$0.1	$—	$475.0	$831.5	$632.2
Average interest rate	9.43%	9.43%	9.43%	7.88%	7.88%	7.88%
Variable rate debt	$5.6	$11.3	$11.2	$1,062.2	$—	$—	$1,090.3	$994.9
Average interest rate(a)	6.50%	6.50%	6.50%	6.50%

(a)	Average interest rate is based on rates in effect at June 30, 2013.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At June 30, 2013, the Company had in place contracts to sell EUR 26.6 million and receive $34.7 million and to sell GBP 13.9 million and receive $21.4 million.

During the three and six months ended June 30, 2013, the Company recognized a realized loss on the forward contracts of $1.1 million and a realized gain on the forward contracts of $1.5 million, respectively, and during the three and six months ended June 30, 2012, the Company recognized a realized gain on the forward contracts of $0.1 million and a realized loss on the forward contracts of $0.1 million, respectively. As of June 30, 2013, the Company had a $0.3 million unrealized gain on the foreign currency forward contracts.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2013 and December 31, 2012, approximately $46.5 million and $55.7 million, respectively, of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at June 30, 2013 and December 31, 2012 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at June 30, 2013 and December 31, 2012 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At June 30, 2013 and December 31, 2012, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

The following table summarizes assets measured at fair value using Level 3 inputs on a nonrecurring basis subsequent to initial recognition:

	Fair Value Measurements at December 31, 2012
	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses Year Ended December 31, 2012
	(in millions)
Goodwill	$—	$—	$—	$—	$(31.5)
Intangible assets	2.1	—	—	2.1	(8.2)
Equity investment	0.7	—	—	0.7	(1.0)

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

.

Net Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Affinion North America
Membership Products	$137.3	$189.5	$281.0	$377.4
Insurance and Package Products	72.2	75.3	148.8	161.2
Loyalty Products	43.7	37.4	86.4	75.8
Eliminations	(0.6)	(0.7)	(1.1)	(1.3)
Total North America	252.6	301.5	515.1	613.1
Affinion International
International Products	83.5	76.1	168.4	146.3
	$336.1	$377.6	$683.5	$759.4

Segment EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Affinion North America
Membership Products	$34.4	$31.7	$58.1	$76.9
Insurance and Package Products	6.1	19.2	35.3	50.5
Loyalty Products	19.2	12.2	35.9	24.6
Total North America	59.7	63.1	129.3	152.0
Affinion International
International Products	3.0	10.0	8.8	11.2
Total products	62.7	73.1	138.1	163.2
Corporate	(3.5)	(5.7)	(7.5)	(8.9)
Impairment of goodwill and other long-lived assets	—	(39.7)	—	(39.7)
	$59.2	$27.7	$130.6	$114.6

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in millions)
Segment EBITDA	$59.2	$27.7	$130.6	$114.6
Depreciation and amortization	(28.4)	(49.0)	(58.0)	(99.1)
Income (loss) from operations	$30.8	$(21.3)	$72.6	$15.5

12. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, and the related condensed consolidating statements of operations for the three and six month periods ended June 30, 2013 and 2012 and the related condensed consolidating statements of cash flows for the six month periods ended June 30, 2013 and 2012 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan.

The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$56.5	$3.8	$23.5	$—	$83.8
Restricted cash	1.7	23.5	10.8	—	36.0
Receivables, net	2.6	89.0	42.3	—	133.9
Profit-sharing receivables from insurance carriers	—	60.4	0.7	—	61.1
Prepaid commissions	—	31.2	5.4	—	36.6
Income taxes receivable	—	0.9	1.5	—	2.4
Intercompany interest receivable	0.1	—	—	(0.1)	—
Other current assets	10.4	29.8	40.2	—	80.4
Total current assets	71.3	238.6	124.4	(0.1)	434.2
Property and equipment, net	8.8	88.9	32.4	—	130.1
Contract rights and list fees, net	—	20.4	—	—	20.4
Goodwill	—	522.0	80.2	—	602.2
Other intangibles, net	—	142.8	45.3	—	188.1
Investment in subsidiaries	2,281.9	80.1	—	(2,362.0)	—
Intercompany loans receivable	108.0	21.6	—	(129.6)	—
Intercompany receivables	—	1,618.2	—	(1,618.2)	—
Other non-current assets	29.2	19.2	6.5	—	54.9
Total assets	$2,499.2	$2,751.8	$288.8	$(4,109.9)	$1,429.9
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.2	$0.5	$—	$—	$11.7
Accounts payable and accrued expenses	87.7	204.7	116.5	—	408.9
Payables to related parties	42.9	0.1	—	—	43.0
Intercompany interest payable	—	—	0.1	(0.1)	—
Deferred revenue	—	80.0	23.1	—	103.1
Income taxes payable	0.7	0.1	1.6	—	2.4
Total current liabilities	142.5	285.4	141.3	(0.1)	569.1
Long-term debt	1,906.0	0.5	—	—	1,906.5
Deferred income taxes	—	66.3	3.6	—	69.9
Deferred revenue	—	5.9	6.0	—	11.9
Intercompany loan payable	—	—	129.6	(129.6)	—
Intercompany payables	1,613.8	—	4.4	(1,618.2)	—
Other long-term liabilities	2.6	31.6	5.2	—	39.4
Total liabilities	3,664.9	389.8	290.0	(1,747.9)	2,596.8
Affinion Group, Inc. deficit	(1,165.7)	2,362.0	(2.7)	(2,362.0)	(1,168.4)
Non-controlling interest in subsidiary	—	—	1.5	—	1.5
Total deficit	(1,165.7)	2,362.0	(1.2)	(2,362.0)	(1,166.9)
Total liabilities and deficit	$2,499.2	$2,751.8	$288.8	$(4,109.9)	$1,429.9

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.6	$5.1	$23.8	$—	$32.5
Restricted cash	—	23.1	11.3	—	34.4
Receivables, net	3.3	86.0	50.8	—	140.1
Profit-sharing receivables from insurance carriers	—	74.2	0.4	—	74.6
Prepaid commissions	—	37.5	5.0	—	42.5
Income taxes receivable	—	1.0	5.3	—	6.3
Intercompany loans receivable	1.0	—	—	(1.0)	—
Other current assets	10.3	40.7	34.0	—	85.0
Total current assets	18.2	267.6	130.6	(1.0)	415.4
Property and equipment, net	7.1	97.9	31.5	—	136.5
Contract rights and list fees, net	—	22.0	—	—	22.0
Goodwill	—	522.0	85.3	—	607.3
Other intangibles, net	—	171.8	53.4	—	225.2
Investment in subsidiaries	2,203.3	77.9	—	(2,281.2)	—
Intercompany loan receivable	72.9	21.9	—	(94.8)	—
Intercompany receivables	—	1,443.0	—	(1,443.0)	—
Other non-current assets	34.3	25.1	7.3	—	66.7
Total assets	$2,335.8	$2,649.2	$308.1	$(3,820.0)	$1,473.1
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.3	$0.5	$—	$—	$11.8
Accounts payable and accrued expenses	86.4	194.8	119.8	—	401.0
Payables to related parties	42.7	0.1	—	—	42.8
Intercompany loans payable	—	—	1.0	(1.0)	—
Deferred revenue	—	91.4	23.2	—	114.6
Income taxes payable	1.0	—	7.9	—	8.9
Total current liabilities	141.4	286.8	151.9	(1.0)	579.1
Long-term debt	1,911.1	0.7	—	—	1,911.8
Deferred income taxes	—	65.9	6.0	—	71.9
Deferred revenue	—	7.0	8.3	—	15.3
Intercompany loan payable	—	—	94.8	(94.8)	—
Intercompany payables	1,428.3	—	14.7	(1,443.0)	—
Other long-term liabilities	2.7	32.8	5.6	—	41.1
Total liabilities	3,483.5	393.2	281.3	(1,538.8)	2,619.2
Affinion Group, Inc. deficit	(1,147.7)	2,256.0	25.2	(2,281.2)	(1,147.7)
Non-controlling interest in subsidiary	—	—	1.6	—	1.6
Total deficit	(1,147.7)	2,256.0	26.8	(2,281.2)	(1,146.1)
Total liabilities and deficit	$2,335.8	$2,649.2	$308.1	$(3,820.0)	$1,473.1

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$252.6	$83.5	$—	$336.1
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	90.4	36.8	—	127.2
Operating costs	—	61.6	42.9	—	104.5
General and administrative	(1.3)	35.7	10.3	—	44.7
Facility exit costs	—	0.5	—	—	0.5
Depreciation and amortization	0.3	21.7	6.4	—	28.4
Total expenses	(1.0)	209.9	96.4	—	305.3
Income (loss) from operations	1.0	42.7	(12.9)	—	30.8
Interest income	—	0.1	0.1	—	0.2
Interest expense	(40.6)	(0.2)	(0.3)	—	(41.1)
Interest income (expense)—intercompany	0.3	—	(0.3)	—	—
Other income, net	—	—	—	—	—
Income (loss) before income taxes and non-controlling interest	(39.3)	42.6	(13.4)	—	(10.1)
Income tax expense	(0.4)	(2.8)	(0.1)	—	(3.3)
	(39.7)	39.8	(13.5)	—	(13.4)
Equity in income (loss) of subsidiaries	26.1	—	—	(26.1)	—
Net income (loss)	(13.6)	39.8	(13.5)	(26.1)	(13.4)
Plus: net loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Affinion Group, Inc.	$(13.6)	$39.8	$(13.7)	$(26.1)	$(13.6)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$515.1	$168.4	$—	$683.5
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	175.8	69.1	—	244.9
Operating costs	—	130.4	90.3	—	220.7
General and administrative	12.1	53.7	21.0	—	86.8
Facility exit costs	—	0.5	—	—	0.5
Depreciation and amortization	0.6	44.3	13.1	—	58.0
Total expenses	12.7	404.7	193.5	—	610.9
Income (loss) from operations	(12.7)	110.4	(25.1)	—	72.6
Interest income	—	0.2	0.1	—	0.3
Interest expense	(81.0)	(0.7)	(0.8)	—	(82.5)
Interest income (expense)—intercompany	0.5	—	(0.5)	—	—
Other income, net	—	0.1	—	—	0.1
Income (loss) before income taxes and non-controlling interest	(93.2)	110.0	(26.3)	—	(9.5)
Income tax expense	(0.7)	(6.2)	(1.5)	—	(8.4)
	(93.9)	103.8	(27.8)	—	(17.9)
Equity in income of subsidiaries	75.9	—	—	(75.9)	—
Net income (loss)	(18.0)	103.8	(27.8)	(75.9)	(17.9)
Less: net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Affinion Group, Inc.	$(18.0)	$103.8	$(27.9)	$(75.9)	$(18.0)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$301.5	$76.1	$—	$377.6
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	122.3	28.5	—	150.8
Operating costs	—	84.5	30.8	—	115.3
General and administrative	17.5	17.3	9.3	—	44.1
Impairment of goodwill and other long-lived assets	—	39.7	—	—	39.7
Depreciation and amortization	0.2	39.4	9.4	—	49.0
Total expenses	17.7	303.2	78.0	—	398.9
Loss from operations	(17.7)	(1.7)	(1.9)	—	(21.3)
Interest income	—	0.1	0.1	—	0.2
Interest expense	(36.3)	(0.3)	(0.3)	—	(36.9)
Interest income (expense)—intercompany	0.2	—	(0.2)	—	—
Other income (expense), net	—	0.1	(0.5)	—	(0.4)
Loss before income taxes and non-controlling interest	(53.8)	(1.8)	(2.8)	—	(58.4)
Income tax expense	(0.5)	(3.4)	(0.4)	—	(4.3)
	(54.3)	(5.2)	(3.2)	—	(62.7)
Equity in income of subsidiaries	(8.6)	—	—	8.6	—
Net loss	(62.9)	(5.2)	(3.2)	8.6	(62.7)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net loss attributable to Affinion Group, Inc.	$(62.9)	$(5.2)	$(3.4)	$8.6	$(62.9)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$613.1	$146.3	$—	$759.4
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	246.9	58.7	—	305.6
Operating costs	—	168.7	64.7	—	233.4
General and administrative	15.3	34.1	16.7	—	66.1
Impairment of goodwill and other long-lived assets	—	39.7	—	—	39.7
Depreciation and amortization	0.5	80.5	18.1	—	99.1
Total expenses	15.8	569.9	158.2	—	743.9
Income (loss) from operations	(15.8)	43.2	(11.9)	—	15.5
Interest income	—	0.4	0.1	—	0.5
Interest expense	(73.2)	(0.7)	(0.6)	—	(74.5)
Interest income (expense)—intercompany	0.5	—	(0.5)	—	—
Other income (expense), net	—	0.2	(0.5)	—	(0.3)
Income (loss) before income taxes and non-controlling interest	(88.5)	43.1	(13.4)	—	(58.8)
Income tax expense	(0.9)	(5.3)	(0.8)	—	(7.0)
	(89.4)	37.8	(14.2)	—	(65.8)
Equity in income of subsidiaries	23.2	—	—	(23.2)	—
Net income (loss)	(66.2)	37.8	(14.2)	(23.2)	(65.8)
Less: net income attributable to non-controlling interest	—	—	(0.4)	—	(0.4)
Net income (loss) attributable to Affinion Group, Inc.	$(66.2)	$37.8	$(14.6)	$(23.2)	$(66.2)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(18.0)	$103.8	$(27.8)	$(75.9)	$(17.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.6	44.3	13.1	—	58.0
Amortization of debt discount and financing costs	5.1	—	—	—	5.1
Facility exit costs	—	0.5	—	—	0.5
Share-based compensation	5.3	—	—	—	5.3
Equity in income (loss) of subsidiaries	(75.9)	—	—	75.9	—
Deferred income taxes	0.3	5.7	(1.2)	—	4.8
Net change in assets and liabilities:				—
Restricted cash	(1.7)	(0.4)	0.1	—	(2.0)
Receivables	0.7	(3.0)	5.8	—	3.5
Receivables from related parties	0.9	—	(0.9)	—	—
Profit-sharing receivables from insurance carriers	—	13.8	(0.2)	—	13.6
Prepaid commissions	—	6.3	(0.7)	—	5.6
Other current assets	(0.2)	10.8	(7.5)	—	3.1
Contract rights and list fees	—	1.5	—	—	1.5
Other non-current assets	0.3	0.7	0.4	—	1.4
Accounts payable and accrued expenses	1.3	12.8	2.2	—	16.3
Payables to related parties	(5.1)	—	—	—	(5.1)
Deferred revenue	—	(12.4)	(0.5)	—	(12.9)
Income taxes receivable and payable	(0.2)	0.2	(2.7)	—	(2.7)
Other long-term liabilities	(0.2)	(1.7)	(0.2)	—	(2.1)
Other, net	1.4	0.3	0.7	—	2.4
Net cash provided by (used in) operating activities	(85.4)	183.2	(19.4)	—	78.4
Investing Activities
Capital expenditures	(2.3)	(9.0)	(7.8)	—	(19.1)
Restricted cash	—	—	(0.1)	—	(0.1)
Acquisition-related payment, net of cash acquired	—	—	(0.9)	—	(0.9)
Net cash used in investing activities	(2.3)	(9.0)	(8.8)	—	(20.1)
Financing Activities
Principal payments on borrowings	(5.6)	(0.3)	—	—	(5.9)
Intercompany loan	(37.0)	—	37.0	—	—
Intercompany receivables and payables	185.5	(175.2)	(10.3)	—	—
Capital contribution to a subsidiary	(2.3)	—	2.3	—	—
Net cash provided by (used in) financing activities	140.6	(175.5)	29.0	—	(5.9)
Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.1)	—	(1.1)
Net increase (decrease) in cash and cash equivalents	52.9	(1.3)	(0.3)	—	51.3
Cash and cash equivalents, beginning of period	3.6	5.1	23.8	—	32.5
Cash and cash equivalents, end of period	$56.5	$3.8	$23.5	$—	$83.8

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(66.2)	$37.8	$(14.2)	$(23.2)	$(65.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.5	80.5	18.1	—	99.1
Amortization of debt discount and financing costs	4.2	—	—	—	4.2
Unrealized loss on interest rate swap	1.0	—	—	—	1.0
Impairment of goodwill and other long-lived assets	—	39.7	—	—	39.7
Adjustment to liability for additional consideration based on earn-out	(14.6)	—	—	—	(14.6)
Share-based compensation	6.2	—	—	—	6.2
Equity in income (loss) of subsidiaries	(23.2)	—	—	23.2	—
Deferred income taxes	0.3	4.7	(3.0)	—	2.0
Net change in assets and liabilities:				—
Restricted cash	—	(5.1)	0.1	—	(5.0)
Receivables	(0.5)	(22.1)	0.5	—	(22.1)
Receivables from related parties	(0.1)	0.5	0.3	—	0.7
Profit-sharing receivables from insurance carriers	—	2.0	(0.2)	—	1.8
Prepaid commissions	—	4.9	0.5	—	5.4
Other current assets	(3.2)	1.4	(0.8)	—	(2.6)
Contract rights and list fees	—	(0.7)	—	—	(0.7)
Other non-current assets	(1.0)	4.1	0.7	—	3.8
Accounts payable and accrued expenses	8.6	(14.1)	9.8	—	4.3
Payables to related parties	(2.5)	(0.8)	(0.2)	—	(3.5)
Deferred revenue	—	(17.2)	(7.3)	—	(24.5)
Income taxes receivable and payable	(0.5)	(0.5)	2.0	—	1.0
Other long-term liabilities	0.2	1.3	—	—	1.5
Other, net	0.8	—	1.0	—	1.8
Net cash provided by (used in) operating activities	(90.0)	116.4	7.3	—	33.7
Investing Activities
Capital expenditures	(0.5)	(14.3)	(12.4)	—	(27.2)
Restricted cash	—	—	0.2	—	0.2
Acquisition-related payment, net of cash acquired	—	—	(1.2)	—	(1.2)
Net cash used in investing activities	(0.5)	(14.3)	(13.4)	—	(28.2)
Financing Activities
Principal payments on borrowings	(5.6)	(0.3)	—	—	(5.9)
Return of capital to parent company	(37.0)	—	—	—	(37.0)
Intercompany loan	—	(9.6)	9.6	—	—
Intercompany receivables and payables	96.0	(90.8)	(5.2)	—	—
Net cash provided by (used in) financing activities	53.4	(100.7)	4.4	—	(42.9)
Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	(37.1)	1.4	(2.1)	—	(37.8)
Cash and cash equivalents, beginning of period	57.2	2.8	26.3	—	86.3
Cash and cash equivalents, end of period	$20.1	$4.2	$24.2	$—	$48.5

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

Introduction

The MD&A is provided as a supplement to the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, results of our operations and changes in our financial condition. The MD&A is organized as follows:

•	Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2013 and 2012. This analysis is presented on both a consolidated basis and on an operating segment basis.

•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2013 and 2012 and our financial condition as of June 30, 2013, as well as a discussion of our liquidity and capital resources.

•	Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, included in the Form 10-K for a summary of our significant accounting policies.

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

We design customer engagement and loyalty solutions with an attractive suite of benefits and ease of usage that we believe are likely to interest and engage consumers based on their needs and interests. For example, we provide discount travel services, credit monitoring and identity-theft resolution, AD&D insurance, roadside assistance, various checking account and credit card enhancement services, loyalty program design and management, and disaggregated loyalty points redemptions for gift cards, travel and merchandise, as well as other products and services.

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the six months ended June 30, 2013 and the year ended December 31, 2012, in excess of 95% of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

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

In a direct-to-consumer campaign, we invest in a variety of media to generate consumer awareness of our programs and services and stimulate responses from our targeted markets. The media channels we employ in direct-to-consumer include television advertising as well as Internet marketing, such as search engine optimization and related techniques. When marketing directly to the consumer, we generally use our proprietary brands and avoid incurring any commission expense.

We serve as an agent and third-party administrator on behalf of a variety of underwriters for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market, where profit is measured by the excess amount of premium remitted to the carrier less the cost for claim activities and any related expenses. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying unaudited condensed consolidated balance sheets and any changes in estimated profit sharing in connection with the actual claims activities are periodically recorded as an adjustment to net revenue. Insurance revenues are recognized ratably over the insurance period for which a policy is in effect and there are no significant differences between cash flows and related revenue recognition. Revenue from insurance programs is reported net of insurance costs in the accompanying unaudited condensed consolidated statements of operations.

We have undertaken a decision to transfer a significant portion of our AD&D business to a new carrier by 2014. Upon completion, and for any additional portion of the business that is subsequently transferred to this carrier or another carrier under similar terms, we expect to lessen the volatility in our results by setting a fixed distribution of collected premiums, thereby eliminating the profit-sharing feature that has historically contributed to fluctuations in our revenues and profitability. Additionally, the new carrier is expected to provide us with opportunities to expand our existing insurance product offerings.

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

As direct-to-consumer marketers, we compete with any company who offers comparable benefits and services to what we market from our own product portfolio.

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

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company concluded that it did not expect to pay any additional consideration in the form of an earn-out or additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of the accruals for additional consideration and additional compensation reduced general and administrative expense for the year ended December 31, 2012 by $14.6 million and $1.1 million, respectively. In addition, during the three months ended September 30, 2012, the Company entered into a settlement agreement with the former equity holders of Prospectiv which resulted in a $0.7 million reduction of the initial purchase price and released the Company from any future claims for additional consideration and for future compensation based on achievement of the performance targets.

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

Back-Up and Travel were owned by Turkey’s largest retail group at that time and the Company believes that Back-Up’s and Travel’s assistance and concierge service model fits well with the Company’s global product offerings. The acquisition will enable the Company to expand into Turkey, which the Company deems a key market, given both its size as well as the attractive demographics of its population, and enables the expansion of the Company’s product offerings to a new customer base.

Financial Industry Trends

Historically, financial institutions have represented a significant majority of our marketing partner base. Consumer banking is a highly regulated industry, with various federal, state and international authorities governing various aspects of the marketing and servicing of the products we offer through our financial institution partners.

For instance, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010. Dodd-Frank provides a regulatory framework and requires that regulators draft, review and approve, and implement numerous regulations and conduct studies that are likely to lead to more regulations. As part of this, Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”) which became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have imposed additional reporting, supervisory, and regulatory requirements on our financial institution marketing partners which has adversely affected our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation going forward. Some of our marketing partners have become involved in governmental inquiries that include our products or marketing practices. As a result, certain financial institution marketing partners have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to members or end-consumers, or require changes to our products or services to consumers that could also have a material adverse effect on our business. Partially as a result of these factors, we have recently experienced a decline in our domestic membership customer base and domestic membership revenues, and we anticipate this trend will continue.

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

Direct-to-Consumer

We are allocating an increasing percentage of our domestic marketing investment to the direct-to-consumer channel. We have tested various direct-to-consumer media and we believe we may be able to achieve returns on our investments that are comparable to historical levels.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Global Average Subscribers, excluding Basic Insureds	40,962	43,689	41,770	44,708
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds(1)	$28.62	$30.76	$28.67	$30.30
Global Membership Subscribers
Average Global Retail Subscribers(2)	9,108	10,702	9,352	10,910
Annualized Net Revenue Per Global Average Subscriber(1)	$81.01	$80.85	$79.93	$79.83
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale(2)	27,888	28,813	28,418	29,600
Annualized Net Revenue Per Global Average Package and Wholesale Subscriber(1)	$7.28	$8.52	$7.36	$7.74
Global Insureds
Average Supplemental Insureds(2)	3,966	4,174	4,000	4,198
Annualized Net Revenue Per Supplemental Insured(1)	$58.41	$55.83	$60.14	$60.59
Global Average Subscribers, including Basic Insureds	62,077	65,739	62,932	66,907

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

Segment EBITDA

Segment EBITDA consists of income from operations before depreciation and amortization. Segment EBITDA is a key measure management uses to evaluate segment performance, and we present Segment EBITDA to enhance your understanding of our operating performance. We use Segment EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Segment EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Segment EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (“U.S. GAAP”), and Segment EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Segment EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, or as an indicator of cash flows, or as a measure of liquidity.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table summarizes our consolidated results of operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase (Decrease)
Net revenues	$336.1	$377.6	$(41.5)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	127.2	150.8	(23.6)
Operating costs	104.5	115.3	(10.8)
General and administrative	44.7	44.1	0.6
Impairment of goodwill and other long-lived assets	—	39.7	(39.7)
Facility exit costs	0.5	—	0.5
Depreciation and amortization	28.4	49.0	(20.6)
Total expenses	305.3	398.9	(93.6)
Income (loss) from operations	30.8	(21.3)	52.1
Interest income	0.2	0.2	—
Interest expense	(41.1)	(36.9)	(4.2)
Other expense, net	—	(0.4)	0.4
Loss before income taxes and non-controlling interest	(10.1)	(58.4)	48.3
Income tax expense	(3.3)	(4.3)	1.0
Net loss	(13.4)	(62.7)	49.3
Less: net income attributable to non-controlling interest	(0.2)	(0.2)	—
Net loss attributable to Affinion Group, Inc.	$(13.6)	$(62.9)	$49.3

Summary of Operating Results for the Three Months Ended June 30, 2013

The following is a summary of changes affecting our operating results for the three months ended June 30, 2013.

Net revenues decreased $41.5 million, or 11.0%, for the three months ended June 30, 2013 as compared to the same period of the prior year. Net revenues in our North American units decreased $48.9 million primarily from lower retail revenues from a decline in retail member volumes in our Membership business and lower revenue in our Insurance and Package business primarily from lower  Package members which was partially offset by growth from existing clients in our Loyalty business. International net revenues increased by $7.4 million primarily from higher retail membership revenue associated with increased members.

Segment EBITDA increased $31.5 million primarily due to the absence in 2013 of a 2012 impairment charge of $39.7 million of goodwill and certain other intangible assets that were acquired in the August 1, 2011 acquisition of Prospectiv. Excluding this charge Segment EBITDA decreased $8.2 million as the impact of the lower net revenues was partially offset by the impact of lower marketing and commissions and lower operating costs.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Net Revenues. During the three months ended June 30, 2013 we reported net revenues of $336.1 million, a decrease of $41.5 million, or 11.0%, as compared to net revenues of $377.6 million in the comparable period of 2012. Net revenues of our Membership Products decreased $52.2 million primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement. Revenue also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty and from lower revenue in Prospectiv. Insurance and Package Products revenues decreased $3.1 million primarily due to the impact of lower Package members. Loyalty Products net revenues increased $6.3 million which was primarily attributable to increased revenues from existing client programs. International Products net revenues increased $7.4 million primarily from higher retail membership revenue associated with increased members and revenue from our Turkish concierge business acquired in the fourth quarter of 2012.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $23.6 million, or 15.6%, to $127.2 million for the three months ended June 30, 2013 from $150.8 million for the three months ended June 30, 2012. Marketing and commissions expense decreased $27.8 million in our Membership business primarily due to lower commissions from lower retail member volumes and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement along with fewer marketing opportunities with our large financial institution marketing partners. This decrease was partially offset by increased spending in our International business primarily in our offline retail channel.

Operating Costs . Operating costs decreased by $10.8 million, or 9.4%, to $104.5 million for the three months ended June 30, 2013 from $115.3 million for the three months ended June 30, 2012. Operating costs decreased $15.1 million in our Membership business primarily due to lower product and servicing costs associated with lower retail member volumes while costs increased $6.5 million in our International business primarily due to higher product and servicing costs in response to the higher joins.

General and administrative expense. General and administrative expense increased by $0.6 million, or 1.4% to $44.7 million for the three months ended June 30, 2013 from $44.1 million for the three months ended June 30, 2012. General and administrative costs decreased $12.4 million in our Membership business primarily due to lower employee related costs and reduced professional fees.  Insurance and Package costs increased $15.2 million primarily due to a contract termination related to our decision to transfer a significant portion of our AD&D business to a new carrier by 2014. The contract termination requires payments totaling $14.8 million for a settlement with our primary insurance carrier which relieves us of our obligation to maintain certain business volume commitments and payments for estimated premium refunds owed to certain insureds as specified in the current carrier agreement.  Corporate costs decreased $2.2 million primarily the result of unrealized foreign exchange gains on intercompany borrowings recorded in 2013 as compared to unrealized foreign exchange losses on intercompany borrowings recorded in 2012.

Impairment of Goodwill and Other Long-Lived Assets. An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded in the three months ended June 30, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge included $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets ascribed in the August 1, 2011 acquisition, primarily tradenames and technology.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $20.6 million for the three months ended June 30, 2013 to $28.4 million from $49.0 million for the three months ended June 30, 2012, primarily from recording

$3.9 million less amortization expense in 2013 as compared to 2012 primarily related to intangible assets acquired in the Webloyalty acquisition, principally member relationships, and lower amortization of $13.9 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense increased by $4.2 million, or 11.4%, to $41.1 million for the three months ended June 30, 2013 from $36.9 million for the three months ended June 30, 2012, primarily due to higher interest accrued on our term loan as a result of the amendment to the Affinion Credit Facility in the fourth quarter of 2012 which increased the interest rates on LIBOR and base rate loans.

Income Tax Expense. Income tax expense decreased by $1.0 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily due to a decrease in the current state and foreign tax liabilities and deferred federal tax liabilities for the three months ended June 30, 2013, partially offset by an increase in deferred state and foreign tax liabilities for the same period.

Our effective income tax rates for the three months ended June 30, 2013 and 2012 were (32.4)% and (7.3)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2013 and 2012 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $58.4 million for the three months ended June 30, 2012 to $10.1 million for the three months ended June 30, 2013 and a decrease in income tax expense from $4.3 million for the three months ended June 30, 2012 to $3.3 million for the three months ended June 30, 2013. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$137.3	$189.5	$(52.2)	$34.4	$31.7	$2.7
Insurance and Package Products	72.2	75.3	(3.1)	6.1	19.2	(13.1)
Loyalty Products	43.7	37.4	6.3	19.2	12.2	7.0
Eliminations	(0.6)	(0.7)	0.1	—	—	—
Total North America	252.6	301.5	(48.9)	59.7	63.1	(3.4)
Affinion International
International Products	83.5	76.1	7.4	3.0	10.0	(7.0)
Total products	336.1	377.6	(41.5)	62.7	73.1	(10.4)
Corporate	—	—	—	(3.5)	(5.7)	2.2
Impairment of goodwill and other long-lived assets	—	—	—	—	(39.7)	39.7
Total	$336.1	$377.6	$(41.5)	59.2	27.7	31.5
Depreciation and amortization				(28.4)	(49.0)	20.6
Income (loss) from operations				$30.8	$(21.3)	$52.1

(1)

See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income (loss) from operations.

Affinion North America

Membership Products. Membership Products net revenues decreased by $52.2 million, or 27.5%, to $137.3 million for the three months ended June 30, 2013 as compared to $189.5 million for the three months ended June 30, 2012. Net revenues decreased primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement. Net revenue also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty and from lower revenue in Prospectiv.

Segment EBITDA increased by $2.7 million, or 8.5%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Segment EBITDA increased as the impact of the lower net revenues of $52.2 million was more than offset by lower marketing and commissions of $27.8 million, lower operating costs of $15.1 million and lower general and administrative costs of $12.4 million. The lower marketing and commissions were primarily the result of reduced commissions principally from lower retail member volumes, a change in deal structure terms with a large client from retail to fee-for-service and fewer marketing opportunities with our large financial institution marketing partners. Operating costs decreased primarily from lower product and servicing costs associated with the lower retail member volumes. General and administrative costs decreased primarily due to lower employee related costs and lower professional fees.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $3.1 million, or 4.1%, to $72.2 million for the three months ended June 30, 2012 as compared to $75.3 million for the three months ended June 30, 2012. Insurance revenue decreased approximately $0.5 million primarily due to the impact of lower average supplemental insureds which was partially offset by a lower cost of insurance from lower claims experience. Package revenue decreased approximately $2.6 million primarily due to the impact of lower Package members.

Segment EBITDA decreased by $13.1 million, or 68.2%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 as the lower net revenues and higher general administrative costs were partially offset by lower marketing and commissions. The higher general and administrative costs were primarily attributable to payments required as part of a contract termination with our primary insurance carrier. The contract termination requires payments totaling $14.8 million which include a termination settlement which relieves us of business commitments that are no longer expected to be met with that carrier as a result of the anticipated migration of the AD&D insureds to a replacement carrier, and an additional payment for estimated premium refunds owed to certain insureds as specified in the current carrier agreement.

Loyalty Products. Revenues from Loyalty Products increased by $6.3 million, or 16.8%, for the three months ended June 30, 2012 to $43.7 million as compared to $37.4 million for the three months ended June 30, 2012 primarily due to growth from existing clients.

Segment EBITDA increased by $7.0 million, or 57.4%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily from the higher net revenue.

Affinion International

International Products. International Products net revenues increased by $7.4 million, or 9.7%, to $83.5 million for the three months ended June 30, 2013 as compared to $76.1 million for the three months ended June 30, 2012. Net revenues increased primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members along with revenues from our concierge business in Turkey which was acquired in the fourth quarter of 2012.

Segment EBITDA decreased by $7.0 million, or 70%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 as the positive impact of the higher revenue was more than offset by higher marketing and commissions from increased spending in our offline retail channel and higher operating costs primarily from higher product and servicing costs associated with the increased membership base.

Corporate

Corporate costs decreased by $2.2 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily the result of unrealized foreign exchange gains on intercompany borrowings recorded in 2013 as compared to unrealized foreign exchange losses on intercompany borrowings recorded in 2012 which netted to a favorable impact of $1.8 million.

Impairment of Goodwill and Other Long-Lived Assets

An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded during the three months ended June 30, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge included $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets ascribed in the August 1, 2011 acquisition, primarily tradenames and technology.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table summarizes our consolidated results of operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase (Decrease)
Net revenues	$683.5	$759.4	$(75.9)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	244.9	305.6	(60.7)
Operating costs	220.7	233.4	(12.7)
General and administrative	86.8	66.1	20.7
Impairment of goodwill and other long-lived assets	—	39.7	(39.7)
Facility exit costs	0.5	—	0.5
Depreciation and amortization	58.0	99.1	(41.1)
Total expenses	610.9	743.9	(133.0)
Income from operations	72.6	15.5	57.1
Interest income	0.3	0.5	(0.2)
Interest expense	(82.5)	(74.5)	(8.0)
Other income (expense), net	0.1	(0.3)	0.4
Loss before income taxes and non-controlling interest	(9.5)	(58.8)	49.3
Income tax expense	(8.4)	(7.0)	(1.4)
Net loss	(17.9)	(65.8)	47.9
Less: net income attributable to non-controlling interest	(0.1)	(0.4)	0.3
Net loss attributable to Affinion Group, Inc.	$(18.0)	$(66.2)	$48.2

Summary of Operating Results for the Six Months Ended June 30, 2013

The following is a summary of changes affecting our operating results for the six months ended June 30, 2013.

Net revenues decreased $75.9 million, or 10.0%, for the six months ended June 30, 2013 as compared to the same period of the prior year. Net revenues in our North American units decreased $98.0 million, primarily from lower retail revenues from a decline in retail member volumes in our Membership business and lower revenue in our Insurance and Package business primarily from lower supplemental insureds and a higher cost of insurance which was partially offset by growth from existing clients in our Loyalty business. International net revenues increased by $22.1 million, primarily from higher retail membership revenue associated with increased members.

Segment EBITDA increased $16.0 million, primarily due to the absence in 2013 of a 2012 impairment charge of $39.7 million of goodwill and certain other intangible assets that were acquired in the August 1, 2011 acquisition of Prospectiv. Excluding this charge, Segment EBITDA decreased $23.7 million as the negative impact of the lower revenues along with higher general and administrative costs was partially offset by lower marketing and commissions and lower operating costs.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Net Revenues. During the six months ended June 30, 2013 we reported net revenues of $683.5 million, a decrease of $75.9 million, or 10.0%, as compared to net revenues of $759.4 million in the comparable period in 2012.  Net revenues of our Membership Products decreased $96.4 million primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement. Revenue also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty and from lower revenue in Prospectiv. Insurance and Package Products revenues decreased $12.4 million primarily from the impact of lower supplemental insureds along with a higher cost of insurance from higher claims experience. Package revenue decreased from the impact of lower package members. Loyalty Products net revenues increased $10.6 million which was primarily attributable to increased revenues from existing client programs. International Products net revenues increased $22.1 million primarily from higher retail membership revenue associated with increased members and revenue from our Turkish concierge business acquired in the fourth quarter of 2012.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $60.7 million, or 19.9%, to $244.9 million for the six months ended June 30, 2013 from $305.6 million for the six months ended June 30, 2012. Marketing and commissions expense decreased $59.8 million in our Membership business primarily due to lower commissions from lower retail member volumes, a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement and fewer marketing opportunities with our large financial institution marketing partners. Insurance and Package cost decreases were substantially offset by increases in our International business primarily from increased spending in our offline retail channel.

Operating Costs. Operating costs decreased by $12.7 million, or 5.4%, to $220.7 million for the six months ended June 30, 2013 from $233.4 million for the six months ended June 30, 2012. Operating costs decreased $21.9 million in our Membership business primarily due to lower product and servicing costs associated with lower retail member volumes and were partially offset by increased costs in our International business of $11.5 million primarily due to higher product and servicing costs in response to the higher joins.

General and Administrative Expense. General and administrative expense increased by $20.7 million, or 31.3%, to $86.8 million for the six months ended June 30, 2013 from $66.1 million for the six months ended June 30, 2012. Insurance and Package costs increased $15.2 million primarily due to a contract termination related to our decision to transfer a significant portion of our AD&D business to a new carrier by 2014. The contract termination requires payments totaling $14.8 million for a settlement with our primary insurance carrier which relieves us of our obligation to maintain certain business volume commitments and payments for estimated premium refunds owed to certain insureds as specified in the current carrier agreement. In our Membership business, general and administrative costs increased $3.7 million primarily from the absence in 2013 of a 2012 reversal of a liability of $14.6 million in connection with anticipated earn-out payments originally recorded for the Prospectiv acquisition in 2011 which more than offset the benefit of lower employee related costs and lower professional fees.

Impairment of Goodwill and Other Long-Lived Assets. An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded in the six months ended June 30, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge included $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets ascribed in the August 1, 2011 acquisition, primarily tradenames and technology.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $41.1 million for the six months ended June 30, 2013 to $58.0 million from $99.1 million for the six months ended June 30, 2012, from recording $8.5 million less amortization expense in 2013 as compared to 2012 primarily related to intangible assets acquired in the Webloyalty acquisition, principally member relationships, and lower amortization of $27.9 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense increased by $8.0 million, or 10.7%, to $82.5 million for the six months ended June 30, 2013 from $74.5 million for the six months ended June 30, 2012 primarily due to higher interest accrued on our term loan as a result of the amendment to the Affinion Credit Facility in the fourth quarter of 2012 which increased the interest rates on LIBOR and base rate loans.

Income Tax Expense. Income tax expense increased by $1.4 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to an increase in the deferred federal, state and foreign tax liabilities for the six months ended June 30, 2013, partially offset by a decrease in the current state and foreign tax liabilities for the same period.

Our effective income tax rates for the six months ended June 30, 2013 and 2012 were (88.5)% and (11.9)%, respectively. The difference in the effective tax rates for the six months ended June 30, 2013 and 2012 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $58.8 million for the six months ended June 30, 2012 to $9.5 million for the six months ended June 30, 2013 and an increase in income tax expense from $7.0 million for the six months ended June 30, 2012 to $8.4 million for the six months ended June 30, 2013. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$281.0	$377.4	$(96.4)	$58.1	$76.9	$(18.8)
Insurance and Package Products	148.8	161.2	(12.4)	35.3	50.5	(15.2)
Loyalty Products	86.4	75.8	10.6	35.9	24.6	11.3
Eliminations	(1.1)	(1.3)	0.2	—	—	—
Total North America	515.1	613.1	(98.0)	129.3	152.0	(22.7)
Affinion International
International Products	168.4	146.3	22.1	8.8	11.2	(2.4)
Total products	683.5	759.4	(75.9)	138.1	163.2	(25.1)
Corporate	—	—	—	(7.5)	(8.9)	1.4
Impairment of goodwill and other long-lived assets	—	—	—	—	(39.7)	39.7
Total	$683.5	$759.4	$(75.9)	130.6	114.6	16.0
Depreciation and amortization				(58.0)	(99.1)	41.1
Income from operations				$72.6	$15.5	$57.1

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues decreased by $96.4 million, or 25.5%, to $281.0 million for the six months ended June 30, 2013 as compared to $377.4 million for the six months ended June 30, 2012.  Net revenues decreased primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement. Net revenues also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty and from lower revenue in Prospectiv.

Segment EBITDA decreased by $18.8 million, or 24.4%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Segment EBITDA decreased as the impact of the lower net revenues of $96.4 million and higher general administrative costs of $3.7 million more than offset lower marketing and commissions of $59.8 million and lower operating costs of $21.9 million. The lower marketing and commissions were primarily the result of reduced commissions principally from lower retail member volumes, a change in deal structure terms with a large client from retail to fee-for-service and fewer marketing opportunities with our large financial institution marketing partners. Operating costs decreased primarily from lower product and servicing costs associated with the lower retail member volumes. General and administrative costs increased primarily due to the absence in 2013 of a reversal of a liability recorded in 2012 of $14.6 million in connection with potential earn-out payments related to the Prospectiv acquisition and was partially offset by lower employee related costs and lower professional fees.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $12.4 million, or 7.7%, to $148.8 million for the six months ended June 30, 2013 as compared to $161.2 million for the six months ended June 30, 2012. Insurance revenue decreased approximately $7.5 million primarily due to the impact of lower supplemental insureds and a higher cost of insurance from higher claims experience. Package revenue decreased approximately $4.9 million primarily due to the impact of lower Package members.

Segment EBITDA decreased by $15.2 million, or 30.1%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, as the lower net revenues and higher general administrative costs were partially offset by lower marketing and commissions.  The higher general and administrative costs were primarily attributable to payments required as part of a contract termination with our primary insurance carrier. The contract termination requires payments totaling $14.8 million which include a termination settlement which relieves us of business volume commitments that are no longer expected to be met with that carrier as a result of the anticipated migration of the AD&D insureds to a replacement carrier, and an additional payment for estimated premium refunds owed to certain insureds as specified in the current carrier agreement.

Loyalty Products. Revenues from Loyalty Products increased by $10.6 million, or 14.0%, for the six months ended June 30, 2013 to $86.4 million as compared to $75.8 million for the six months ended June 30, 2012 primarily due to growth from existing clients.

Segment EBITDA increased by $11.3 million, or 45.9%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to the impact of the higher net revenue.

Affinion International

International Products. International Products net revenues increased by $22.1 million, or 15.1%, to $168.4 million for the six months ended June 30, 2013 as compared to $146.3 million for the six months ended June 30, 2012.  Net revenues increased primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members along with revenues from our concierge business in Turkey which was acquired in the fourth quarter of 2012.

Segment EBITDA decreased by $2.4 million, or 21.4%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 as the positive impact of the higher revenue was more than offset by higher marketing and commissions from increased spending in our offline retail channel, an increase in operating costs primarily from higher product and servicing costs associated with the higher membership base and higher costs associated with our entry into new markets.

Corporate

Corporate costs decreased by $1.4 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to lower stock compensation costs recorded in 2013 as compared to 2012 and a favorable impact in foreign exchange on intercompany borrowings.

Impairment of Goodwill and Other Long-Lived Assets

An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded during the six months ended June 30, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge included $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets ascribed in the August 1, 2011 acquisition, primarily tradenames and technology.

Financial Condition, Liquidity and Capital Resources

Financial Condition—June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012	Increase (Decrease)
	(in millions)
Total assets	$1,429.9	$1,473.1	$(43.2)
Total liabilities	2,596.8	2,619.2	(22.4)
Total deficit	(1,166.9)	(1,146.1)	20.8

Total assets decreased by $43.2 million principally due to (i) a decrease in other intangibles, net of $37.1 million, principally due to amortization expense of $37.2 million, (ii) a decrease in profit-sharing receivables from insurance carriers of $13.5 million, primarily due to the timing of profit-sharing settlements, and (iii) a decrease in other non-current assets of $11.8 million, principally due to a decrease in an asset related to uncertain tax positions and a decrease in deferred financing costs. These decreases, and other less significant decreases, were partially offset by an increase in cash of $51.3 million (see “—Liquidity and Capital Resources—Cash Flows”).

Total liabilities decreased by $22.4 million, principally due to a decrease in deferred revenue of $14.9 million due to the continuing shift of the membership base to monthly memberships.

Total deficit increased by $20.8 million, principally due to a net loss attributable to the Company of $18.0 million and foreign currency translation effect of $2.7 million.

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

On April 9, 2012, the Company declared, and on April 10, 2012, the Company paid a dividend of $37.0 million to Affinion Holdings, utilizing available cash on hand. Affinion Holdings utilized the proceeds of the dividend to make interest payments on its senior notes.

Cash Flows—Six Months Ended June 30, 2013 and 2012

At June 30, 2013, we had $83.8 million of cash and cash equivalents on hand, an increase of $35.3 million from $48.5 million at June 30, 2012. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Cash provided by (used in):
Operating activities	$78.4	$33.7	$44.7
Investing activities	(20.1)	(28.2)	8.1
Financing activities	(5.9)	(42.9)	37.0
Effect of exchange rate changes	(1.1)	(0.4)	(0.7)
Net change in cash and cash equivalents	$51.3	$(37.8)	$89.1

Operating Activities

During the six months ended June 30, 2013, we generated $44.7 million more cash from operating activities than during the six months ended June 30, 2012. Segment EBITDA increased by $16.0 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 (see “—Results of Operations”). During the six months ended June 30, 2013, receivables generated cash flows that were $25.6 million more favorable than the cash flows during the six months ended June 30, 2012 due to the timing of receipts for gift card funding and other redemption activity of our Loyalty Products business and lower membership receivables due to the lower membership base in Membership Products partially offset by the impact of seasonality and timing of client receipts of the travel business.

Investing Activities

We used $8.1 million less cash in investing activities during the six months ended June 30, 2013 as compared to the same period in 2012. During the six months ended June 30, 2013, we used $19.1 million for capital expenditures and $0.9 million for acquisition-related payments. During the six months ended June 30, 2012, we used $27.2 million for capital expenditures and $1.2 million for acquisition-related payments.

Financing Activities

We used $37.0 million less cash in financing activities during the six months ended June 30, 2013 as compared to the same period in 2012. During each of the six month periods ended June 30, 2013 and 2012, we made principal payments on our debt of $5.9 million and during the six month period ended June 30, 2012, we also made a $37.0 million return of capital payment to our parent company.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company, and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. As of June 30, 2013, we had approximately $1.9 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

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

On April 9, 2010, the Company, as borrower, and Affinion Holdings, as guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders, amending our senior secured credit facility. We refer to the amended and restated senior secured credit facility, as amended from time to time, including by the Incremental Assumption Agreements (as defined below) as “our senior secured credit facility.” Our senior secured credit facility initially consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility.

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the senior subordinated notes unless, prior to that date, (a) the maturity for our senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under our senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to the term loan facility and the revolving credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 4.00%. The effective interest rate on the term loan for the six months ended June 30, 2013 and 2012 was 6.5% and 5.0% per annum, respectively. Our obligations under our senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Our senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of senior secured debt (as defined in our senior secured credit facility) to EBITDA (as defined in our senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. A portion of the April 2010 proceeds of the term loan under our senior secured credit facility were utilized to repay the outstanding balance of the then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

At June 30, 2013, the Company had $1,090.3 million outstanding under the term loan facility, $475.0 million ($472.6 million net of discount) outstanding under the 7.875% senior notes and $355.5 million ($354.3 million net of discount) outstanding under the senior subordinated notes. At June 30, 2013, there were no outstanding borrowings under the revolving credit facility and the

Company had $151.8 million available under the revolving credit facility after giving effect to the issuance of $13.2 million of letters of credit.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our 7.875% senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our senior secured credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum senior secured leverage ratio. The interest coverage ratio as defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.25 to 1.0 at June 30, 2013. The senior secured leverage ratio as defined in our senior secured credit facility (senior secured debt, as defined, to Adjusted EBITDA, as defined) must be less than 4.25 to 1.0 at June 30, 2013. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the 7.875% senior notes and the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of June 30, 2013, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended June 30, 2013 to Adjusted EBITDA.

Twelve Months Ended June 30, 2013(a)
(in millions)
Net cash provided by operating activities	$113.6
Interest expense, net	157.7
Income tax expense	11.6
Amortization of debt discount and financing costs	(9.5)
Unrealized loss on interest rate swaps	(0.2)
Provision for loss on accounts receivable	(6.9)
Deferred income taxes	(5.1)
Changes in assets and liabilities	11.7
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings(b)	24.0
Other, net(c)	41.6
Adjusted EBITDA, excluding pro forma adjustments(d)	338.5
Effect of the pro forma adjustments(e)	12.0
Adjusted EBITDA, including pro forma adjustments(f)	$350.5

(a)

Represents consolidated financial data for the year ended December 31, 2012, minus consolidated financial data for the six months ended June 30, 2012, plus consolidated financial data for the six months ended June 30, 2013.

(b)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition, legal costs for certain legal matters and costs associated with severance incurred.
(c)

Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs associated with certain strategic and corporate development activities including business optimization, and (v) consulting fees paid to Apollo.

(d)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on July 1, 2012 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.

(e)

Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions as if such restructurings and cost savings initiatives had occurred on July 1, 2012.

(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group, Inc. for the twelve months ended June 30, 2013 to Adjusted EBITDA as required by our credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.

Twelve Months Ended June 30, 2013(a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(51.1)
Interest expense, net	157.7
Income tax expense	11.6
Non-controlling interest	0.4
Other income, net	(0.2)
Depreciation and amortization	143.4
Effect of purchase accounting, reorganizations and non-recurring revenues and gains(b)	3.0
Certain legal costs(c)	11.4
Net cost savings(d)	9.6
Other, net(e)	52.7
Adjusted EBITDA, excluding pro forma adjustments(f)	338.5
Effect of the pro forma adjustments(g)	12.0
Adjusted EBITDA, including pro forma adjustments(h)	$350.5
Interest coverage ratio(i)	2.28
Senior secured leverage ratio(j)	2.90
Fixed charge coverage ratio(k)	2.27

(a)

Represents consolidated financial data for the year ended December 31, 2012, minus consolidated financial data for the six months ended June 30, 2012, plus consolidated financial data for the six months ended June 30, 2013.

(b)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition.
(c)	Represents the elimination of legal costs for certain legal matters.
(d)	Represents the elimination of costs associated with severance incurred.
(e)

Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, including payments to option holders, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs associated with certain strategic and corporate development activities including business optimization, (vi) consulting fees paid to Apollo, (vii) facility exit costs and (viii) the impairment charge related to the goodwill and certain intangible assets of Prospectiv.

(f)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on July 1, 2012 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.

(g)

Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions as if such restructurings and cost savings initiatives had occurred on July 1, 2012.

(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (g) above.
(i)

The interest coverage ratio is defined in our amended and restated senior secured credit facility, as amended on November 20, 2012 (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be equal to or greater than 1.25 to 1.0 at June 30, 2013.

(j)

The senior secured leverage ratio is defined in our amended and restated senior secured credit facility, as amended on November 20, 2012 (senior secured debt, as defined, to Adjusted EBITDA, as defined). The senior secured leverage ratio must be equal to or less than 4.25 to 1.0 at June 30, 2013.

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

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, valuation of interest rate swaps and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for profit sharing receivables from insurance carriers, accruals and income tax valuation allowances, litigation accruals, estimated fair value of stock based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments. In addition, we refer you to our audited consolidated financial statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, included in our Form 10-K for a summary of our significant accounting policies.

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

The interest rate swap was recorded at fair value, either as an asset or liability. The change in the fair value of the swap, which was not designated as a hedging instrument, is included in interest expense in the accompanying unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2013 (dollars are in millions unless otherwise indicated):

	2013	2014	2015	2016	2017	2018 and Thereafter	Total	Fair Value At June 30, 2013
Fixed rate debt	$0.2	$0.4	$355.8	$0.1	$—	$475.0	$831.5	$632.2
Average interest rate	9.43%	9.43%	9.43%	7.88%	7.88%	7.88%
Variable rate debt	$5.6	$11.3	$11.2	$1,062.2	$—	$—	$1,090.3	$994.9
Average interest rate(a)	6.50%	6.50%	6.50%	6.50%

(a)	Average interest rate is based on rates in effect at June 30, 2013.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At June 30, 2013, the Company had in place contracts to sell EUR 26.6 million and receive $34.7 million and to sell GBP 13.9 million and receive $21.4 million.

During the three and six months ended June 30, 2013, the Company recognized a realized loss on the forward contracts of $1.1 million and a realized gain on the forward contracts of $1.5 million, respectively, and during the three and six months ended June 30, 2012, the Company recognized a realized gain on the forward contracts of $0.1 million and a realized loss on the forward contracts of $0.1 million, respectively. As of June 30, 2013, the Company had a $0.3 million unrealized gain on the foreign currency forward contracts.

At June 30, 2013, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2013, approximately $46.5 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Consulting Agreement, dated as of May 13, 2013, by and between Trilegiant Corporation and RJF Consulting, LLC.
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.
Date:	August 1, 2013	By:	/S/ MARK G. GIBBENS
Mark G. Gibbens
Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Consulting Agreement, dated as of May 13, 2013, by and between Trilegiant Corporation and RJF Consulting, LLC.
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.