Form 10-Q
period 2013-09-30
Affinion Group, Inc.
filed 2013-11-07
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2013 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(In millions, except share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$93.3	$32.5
Restricted cash	33.5	34.4
Receivables (net of allowance for doubtful accounts of $9.9 and $9.4, respectively)	135.3	140.1
Profit-sharing receivables from insurance carriers	71.0	74.6
Prepaid commissions	38.3	42.5
Income taxes receivable	2.2	6.3
Other current assets	77.0	85.0
Total current assets	450.6	415.4
Property and equipment, net	132.5	136.5
Contract rights and list fees, net	20.2	22.0
Goodwill	605.3	607.3
Other intangibles, net	171.6	225.2
Other non-current assets	61.0	66.7
Total assets	$1,441.2	$1,473.1
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.7	$11.8
Accounts payable and accrued expenses	425.9	401.0
Payables to related parties	43.3	42.8
Deferred revenue	99.6	114.6
Income taxes payable	3.3	8.9
Total current liabilities	583.8	579.1
Long-term debt	1,903.8	1,911.8
Deferred income taxes	73.3	71.9
Deferred revenue	11.0	15.3
Other long-term liabilities	39.3	41.1
Total liabilities	2,611.2	2,619.2
Commitments and contingencies (Note 7)
Deficit
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	102.6	102.6
Accumulated deficit	(1,278.3)	(1,256.8)
Accumulated other comprehensive income	4.0	6.5
Total Affinion Group, Inc. deficit	(1,171.7)	(1,147.7)
Non-controlling interest in subsidiary	1.7	1.6
Total deficit	(1,170.0)	(1,146.1)
Total liabilities and deficit	$1,441.2	$1,473.1

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net revenues	$339.4	$370.6	$1,022.9	$1,130.0

Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	130.2	142.5	375.1	448.1
Operating costs	107.5	110.8	328.2	344.2
General and administrative	31.9	33.3	118.7	99.4
Impairment of goodwill and other long-lived assets	—	—	—	39.7
Facility exit costs	—	(0.9)	0.5	(0.9)
Depreciation and amortization	28.3	48.5	86.3	147.6
Total expenses	297.9	334.2	908.8	1,078.1
Income from operations	41.5	36.4	114.1	51.9
Interest income	0.2	0.2	0.5	0.7
Interest expense	(41.1)	(37.0)	(123.6)	(111.5)
Other income (expense), net	(0.1)	0.1	—	(0.2)
Income (loss) before income taxes and non-controlling interest	0.5	(0.3)	(9.0)	(59.1)
Income tax expense	(3.8)	(1.9)	(12.2)	(8.9)
Net loss	(3.3)	(2.2)	(21.2)	(68.0)
Less: net income attributable to non-controlling interest	(0.2)	(0.1)	(0.3)	(0.5)
Net loss attributable to Affinion Group, Inc.	$(3.5)	$(2.3)	$(21.5)	$(68.5)

Net loss	$(3.3)	$(2.2)	$(21.2)	$(68.0)
Currency translation adjustment, net of tax	0.2	2.0	(2.7)	0.3
Comprehensive loss	(3.1)	(0.2)	(23.9)	(67.7)
Less: comprehensive income attributable to non-controlling interest	(0.2)	(0.2)	(0.1)	(0.5)
Comprehensive loss attributable to Affinion Group, Inc.	$(3.3)	$(0.4)	$(24.0)	$(68.2)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND YEAR ENDED DECEMBER 31, 2012

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2013	$102.6	$(1,256.8)	$6.5	$1.6	$(1,146.1)
Net income (loss)		(21.5)		0.3	(21.2)
Currency translation adjustment, net of tax			(2.5)	(0.2)	(2.7)
Balance, September 30, 2013	$102.6	$(1,278.3)	$4.0	$1.7	$(1,170.0)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2012	$139.6	$(1,157.5)	$5.2	$1.0	$(1,011.7)
Net loss		(99.3)		0.7	(98.6)
Currency translation adjustment, net of tax			1.3	(0.1)	1.2
Return of capital	(37.0)				(37.0)
Balance, December 31, 2012	$102.6	$(1,256.8)	$6.5	$1.6	$(1,146.1)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In millions)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Operating Activities
Net loss	$(21.2)	$(68.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	86.3	147.6
Amortization of debt discount and financing costs	7.6	6.3
Unrealized loss on interest rate swaps	—	1.2
Impairment of goodwill and other long-lived assets	—	39.7
Impairment of equity investment	—	1.0
Adjustment to liability for additional consideration based on earn-out	—	(14.6)
Facility exit costs	0.5	(0.9)
Share-based compensation	7.9	8.8
Deferred income taxes	7.1	3.9
Net change in assets and liabilities:
Restricted cash	1.5	(5.2)
Receivables	3.9	(19.6)
Receivables from related parties	—	0.7
Profit-sharing receivables from insurance carriers	3.6	(14.9)
Prepaid commissions	4.3	9.4
Other current assets	8.1	(14.2)
Contract rights and list fees	1.6	(0.7)
Other non-current assets	(5.4)	4.7
Accounts payable and accrued expenses	27.8	6.3
Payables to related parties	(7.4)	(3.6)
Deferred revenue	(18.6)	(32.5)
Income taxes receivable and payable	(1.6)	(1.1)
Other long-term liabilities	(2.3)	0.6
Other, net	(0.8)	(0.1)
Net cash provided by operating activities	102.9	54.8
Investing Activities
Capital expenditures	(29.2)	(38.2)
Restricted cash	(0.6)	0.2
Acquisition-related payments, net of cash acquired	(3.4)	(1.2)
Net cash used in investing activities	(33.2)	(39.2)
Financing Activities
Principal payments on borrowings	(8.8)	(8.8)
Return of capital to parent company	—	(37.0)
Net cash used in financing activities	(8.8)	(45.8)
Effect of changes in exchange rates on cash and cash equivalents	(0.1)	0.4
Net increase (decrease) in cash and cash equivalents	60.8	(29.8)
Cash and cash equivalents, beginning of period	32.5	86.3
Cash and cash equivalents, end of period	$93.3	$56.5
Supplemental Disclosure of Cash Flow Information:
Interest payments	$93.1	$92.5
Income tax payments, net of refunds	$6.5	$6.9
Non-cash investing and financing activities:
Accrued capital expenditures	$0.9	$1.5

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

•

Affinion International. Affinion International is comprised of the Company’s Membership and Package customer engagement businesses outside North America and a discrete loyalty program benefit provider. The Company has not offered AD&D or related insurance outside North America since 2000. The Company expects to leverage its current international operational platform to expand its range of products and services, develop new marketing partner relationships in various industries and grow its geographical footprint.

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

The intangible assets are comprised principally of trade names ($5.1 million), which are being amortized on a straight-line basis over weighted average useful lives of ten years, and member relationships ($3.7 million), which are being depreciated on an accelerated basis over weighted-average useful lives of eight years. The goodwill, which is not expected to be deductible for income tax purposes, has been attributed to the International Products segment. Revenue and income (loss) from operations related to Back-Up and Travel included in the Company’s consolidated statement of comprehensive income for the nine months ended September 30, 2013 is $9.1 million and $(3.5) million, respectively. In connection with the acquisition of Back-Up and Travel, the Company incurred $0.8 million of acquisition costs, of which $0.1 million has been included in general and administrative expense in the consolidated statement of comprehensive income for the nine months ended September 30, 2013.

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

3. INTANGIBLE ASSETS

Intangible assets consisted of: 9:30

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$942.3	$(915.5)	$26.8
Affinity relationships	646.9	(533.5)	113.4
Proprietary databases and systems	61.9	(58.0)	3.9
Trademarks and tradenames	35.3	(16.3)	19.0
Patents and technology	48.6	(41.0)	7.6
Covenants not to compete	2.7	(1.8)	0.9
	$1,737.7	$(1,566.1)	$171.6

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$940.6	$(899.0)	$41.6
Affinity relationships	648.2	(503.6)	144.6
Proprietary databases and systems	61.9	(57.1)	4.8
Trademarks and tradenames	35.9	(14.3)	21.6
Patents and technology	48.3	(36.9)	11.4
Covenants not to compete	2.8	(1.6)	1.2
	$1,737.7	$(1,512.5)	$225.2

Foreign currency translation resulted in a decrease in intangible assets and an increase in accumulated amortization of $0.3 million and $0.6 million, respectively, from December 31, 2012 to September 30, 2013.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in millions)
Member relationships	$5.0	$21.4	$16.4	$67.3
Affinity relationships	10.3	11.1	31.0	33.5
Proprietary databases and systems	0.3	0.3	0.9	0.9
Trademarks and tradenames	0.6	0.5	2.0	1.8
Patents and technology	1.2	1.7	4.1	5.9
Covenants not to compete	—	0.1	0.2	0.3
	$17.4	$35.1	$54.6	$109.7

Based on the Company’s amortizable intangible assets as of September 30, 2013, the Company expects the related amortization expense for fiscal year 2013 and the four succeeding fiscal years to be approximately $71.8 million in 2013, $60.1 million in 2014, $41.4 million in 2015, $12.3 million in 2016 and $8.1 million in 2017.

At January 1, 2013 and September 30, 2013, the Company had gross goodwill of $654.3 million and $652.3 million, respectively, and accumulated impairment losses of $47.0 million at both dates. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Loyalty Products segment related to the Apollo Transactions and the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned to the Membership Products segment related to the Prospectiv acquisition.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2012 and the nine months ended September 30, 2013 are as follows:

	Balance at January 1, 2012	Acquisition	Impairment	Currency Translation	Balance at December 31, 2012	Acquisitions	Currency Translation	Balance at September 30, 2013
	(in millions)
Membership products	$413.5	$—	$(31.5)	$—	$382.0	$—	$—	$382.0
Insurance and package products	58.3	—	—	—	58.3	—	—	58.3
Loyalty products	81.7	—	—	—	81.7	—	—	81.7
International products	74.0	8.5	—	2.8	85.3	(1.7)	(0.3)	83.3
Total	$627.5	$8.5	$(31.5)	$2.8	$607.3	$(1.7)	$(0.3)	$605.3

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

4. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Contract rights	$61.2	$(60.4)	$0.8	$61.2	$(60.2)	$1.0
List fees	47.8	(28.4)	19.4	45.1	(24.1)	21.0
	$109.0	$(88.8)	$20.2	$106.3	$(84.3)	$22.0

Amortization expense for the three and nine months ended September 30, 2013 was $1.5 million and $4.6 million, respectively, of which $1.5 million and $4.4 million, respectively, is included in marketing expense and less than $0.1 million and $0.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income. Amortization expense for the three and nine months ended September 30, 2012 was $1.6 million and $4.5 million, respectively, of which $1.5 million and $4.2 million, respectively, is included in marketing expense and $0.1 million and $0.3 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income. Based on the Company’s contract rights and list fees as of September 30, 2013, the Company expects the related amortization expense for fiscal year 2013 and the four succeeding fiscal years to be approximately $6.1 million in 2013, $5.2 million in 2014, $4.3 million in 2015, $3.1 million in 2016 and $1.9 million in 2017.

5. LONG-TERM DEBT

Long-term debt consisted of:

	September 30, 2013	December 31, 2012
	(in millions)
Term loan due 2016	$1,087.5	$1,095.9
7.875% senior notes due 2018, net of unamortized discount of $2.3 and $2.6, respectively, with an effective interest rate of 8.00%	472.7	472.4
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $1.1 and $1.5, respectively, with an effective interest rate of 11.75%	354.4	354.0
Capital lease obligations	0.9	1.3
Total debt	1,915.5	1,923.6
Less: current portion of long-term debt	(11.7)	(11.8)
Long-term debt	$1,903.8	$1,911.8

On April 9, 2010, the Company, as Borrower, and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). On November 20, 2012, the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring the Company to maintain a maximum consolidated leverage ratio with a financial covenant requiring the Company to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring the Company to maintain a minimum interest coverage ratio. The amended Affinion Credit Facility consists of a five-year $165.0 million revolving credit facility (pursuant to an agreement with two of the Company’s lenders on December 13, 2010 to increase the revolving credit facility) and an $875.0 million term loan facility. On February 11, 2011, the Company obtained incremental term loans in an aggregate principal amount of $250.0 million under the Affinion Credit Facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the Senior Subordinated Notes unless, prior to that date, (a) the maturity for the Senior Subordinated Notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under the Senior Subordinated Notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan facility. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.00%. The effective interest rate on the term loan for the three and nine months ended September 30, 2013 was 6.5% per annum and for the three and nine months ended September 30, 2012 was 5.0% per annum. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The credit facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in the Company’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires the Company to comply with financial maintenance covenants with a maximum ratio of senior secured debt, as defined, to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense.

As of September 30, 2013 and December 31, 2012, there were no outstanding borrowings under the revolving credit facility. Borrowings and repayments under the revolving credit facility were $30.0 million and $30.0 million, respectively, during the nine months ended September 30, 2013. Borrowings and repayments under the revolving credit facility were $50.0 million and $50.0 million, respectively, during the nine months ended September 30, 2012. As of September 30, 2013, the Company had $148.1 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $16.9 million of letters of credit issued under the Affinion Credit Facility.

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

The amended Affinion Credit Facility, and the indentures governing the 2010 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company may pay dividends of up to $40.0 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and defined fixed charge and interest coverage ratios, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow or consolidated net income. During the nine months ended September 30, 2013, the Company did not pay any cash dividends to its parent company. During the nine months ended September 30, 2012, the Company paid cash dividends to its parent company, Affinion Holdings, of $37.0 million. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

As of September 30, 2013, the Company was in compliance with all financial covenants contained in the Affinion Credit Facility and the indentures governing the 2010 Senior Notes and the Senior Subordinated Notes.

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

Subsequent Event—On November 7, 2013, (1) Affinion Holdings commenced an offer to exchange its outstanding $325.0 million aggregate principal amount of Affinion Holdings Senior Notes due 2015 for (a) its new 13.75/14.50% senior secured payment-in-kind/toggle notes due 2018, (b) series A warrants to purchase Affinion Holdings’ Class B common stock and (c) series B warrants to purchase Affinion Holdings’ class B common stock (the “Holdings Exchange Offer”) and (2) Affinion Investments, LLC (“Investments”), a wholly-owned subsidiary of the Company, commenced an offer to exchange the Company’s outstanding $355.5 million aggregate principal amount of  Senior Subordinated Notes for Investments’ new 13.50% senior subordinated notes due 2018 (the “AGI Exchange Offer” and, together with the Holdings Exchange Offer, the “Exchange Offers”). The Exchange Offers are scheduled to expire on December 9, 2013, unless extended or earlier terminated. The consummation of the Exchange Offers is conditioned upon, among others, the valid tender and acceptance of at least approximately $300.6 million aggregate principal amount of Affinion Holdings senior notes in the Holdings Exchange Offer and approximately $320.0 million aggregate principal amount of the Company’s senior subordinated notes in the AGI Exchange Offer.

6. INCOME TAXES

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of September 30, 2013 and 2012, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of September 30, 2013 and 2012, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three and nine months ended September 30, 2013 were 753.6% and (135.4)%, respectively. The Company’s effective income tax rates for the three and nine months ended September 30, 2012 were (717.9)% and (14.9)%, respectively. The difference in the effective tax rates for the three months ended September 30, 2013 and 2012 is primarily a result of the change from a loss before income taxes and non-controlling interest of $0.3 million for the three months ended September 30, 2012 to income before income taxes and non-controlling interest of $0.5 million for the three months ended September 30, 2013 and an increase in the income tax provision from $1.9 million for the three months ended September 30, 2012 to $3.8 million for the three months ended September 30, 2013. The difference in the effective tax rates for the nine months ended September 30, 2013 and 2012 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $59.1 million for the nine months ended September 30, 2012 to $9.0 million for the nine months ended September 30, 2013 and an increase in the income tax provision from $8.9 million for the nine months ended September 30, 2012 to $12.2 million for the nine months ended September 30, 2013. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million and $0.2 million of interest related to uncertain tax positions arising in the three and nine months ended September 30, 2013, respectively. The Company recognized less than $0.1 million and $0.2 million of interest related to uncertain tax positions arising in the three and nine months ended September 30, 2012, respectively. The interest has been included in income tax expense for the applicable period. The Company’s gross unrecognized tax benefits for the nine months ended September 30, 2013 increased by $4.6 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Federal, state and local jurisdictions are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. For significant foreign jurisdictions, tax years in Germany, France, Turkey, Switzerland and the United Kingdom remain open as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

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

On June 17, 2010, a class action complaint was filed against the Company and Trilegiant Corporation (“Trilegiant”) in the United States District Court for the District of Connecticut. The complaint asserts various causes of action on behalf of a putative nationwide class and a California-only subclass in connection with the sale by Trilegiant of its membership programs, including claims under the Electronic Communications Privacy Act, the Connecticut Unfair Trade Practices Act, the Racketeer Influenced Corrupt Organizations Act, the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Law, and for unjust enrichment. On September 29, 2010, the Company filed a motion to compel arbitration of all of the claims asserted in this lawsuit. On February 24, 2011, the court denied the Company’s motion. On March 28, 2011, the Company and Trilegiant filed a notice of appeal in the United States Court of Appeals for the Second Circuit, appealing the district court’s denial of their motion to compel arbitration. On September 7, 2012, the Second Circuit affirmed the decision of the District Court denying arbitration. While that issue was on appeal, the matter proceeded in the district court. There was written discovery and depositions. Previously, the court had set a briefing schedule on class certification that called for the completion of class certification briefing on May 18, 2012. However, on March 28, 2012, the court suspended the briefing schedule on the motion due to the filing of two other overlapping class actions in the United States District Court for the District of Connecticut. The first of those cases was filed on March 6, 2012, against the Company, Trilegiant, Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corp., Citigroup, Inc., Citibank, N.A., Apollo Global Management, LLC, 1-800-Flowers.Com, Inc., United Online, Inc., Memory Lane, Inc., Classmates Int’l, Inc., FTD Group, Inc., Days Inn Worldwide, Inc., Wyndham Worldwide Corp., People Finderspro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InteractiveCorp., and Shoebuy.com, Inc. The second of those cases was filed on March 25, 2012, against the same defendants as well as Adaptive Marketing, LLC, Vertrue, Inc., Webloyalty.com, Inc., and Wells Fargo & Co. These two cases assert similar claims as the claims asserted in the earlier-filed lawsuit in connection with the sale by Trilegiant of its membership programs. On April 26, 2012, the court consolidated these three cases. The court also set an initial status conference for May 17, 2012. At that status conference, the court ordered that Plaintiffs file a consolidated amended complaint to combine the claims in the three previously separate lawsuits. The court also struck the class certification briefing schedule that had been set previously. On September 7, 2012, the Plaintiffs filed a consolidated amended complaint asserting substantially the same legal claims. The consolidated amended complaint added Priceline, Orbitz, Chase Paymentech, Hotwire, and TigerDirect as Defendants and added three new Plaintiffs; it also dropped Webloyalty and Rakuten as Defendants. On December 7, 2012, all Defendants filed motions seeking to dismiss the consolidated amended complaint and to strike certain portions of the complaint. Plaintiff’s response brief was filed on February 7, 2013, and Defendants’ reply briefs were filed on April 5, 2013.   On September 25, 2013, the court held oral argument on the motions to dismiss.  The Company does not know when the court will rule on that motion. Also, on December 5, 2012, the Plaintiffs’ law firms in these consolidated cases filed an additional action in the United States District Court for the District of Connecticut. That case is identical in all respects to this case except that it was filed by a new Plaintiff (the named Plaintiff from the class action complaint previously filed against the Company, Trilegiant, 1-800-Flowers.com, and Chase Bank USA, N.A., in the United States District Court for the Eastern District of New York on November 10, 2010). On January 23, 2013, Plaintiff filed a motion to consolidate that case into the existing set of consolidated cases. The Company does not know when the court will rule on that motion. On June 13, 2013, the Court entered an order staying the date for all Defendants to respond to the Complaint until 21 days after the court rules on the motion to consolidate.

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. On May 10, 2011, plaintiff filed a notice appealing the dismissal to the United States Court of Appeals for the Ninth Circuit. Plaintiff filed its opening appeals brief with the Ninth Circuit on October 17, 2011, and defendants filed their respective answering briefs on December 23, 2011. Plaintiff filed its reply brief on January 23, 2012. On January 11, 2013, the Ninth Circuit heard oral argument on the plaintiff’s appeal and, thereafter, took the matter under advisement. On April 25, 2013, the Ninth Circuit decided Plaintiffs’ appeal dismissing the case without prejudice.  Thereafter, on May 9, 2013, Plaintiff petitioned for rehearing of the Ninth Circuit’s decision, which petition the Court rejected on May 20, 2013.  The District Court followed the mandate of the Ninth Circuit and finally dismissed the action on June 24, 2013.  On August 19, 2013, the Plaintiff filed a petition for writ of certiorari with the United States Supreme Court. Webloyalty filed an opposition on October 21, 2013.

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

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the foregoing California and Connecticut actions. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of the Connecticut Unfair Trade Practices Act. Both claims are based on allegations that in connection with enrollment and billing of the plaintiff, Webloyalty charged plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from plaintiff his full account number, name, address, and contact information, as purportedly required under Restore Online Shoppers’ Confidence Act. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety, scheduling a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the Court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing, although it has not yet done so. On August 28, 2013, the Court sua sponte dismissed Plaintiff’s Complaint without prejudice with leave to amend by September 30, 2013.  The Plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the Electronic Communications Privacy Act and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy.

The Company and Trilegiant are also a party to a lawsuit arising out of the inquiries made by the State of Iowa. On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and the Company’s Chief Executive Officer, in the Iowa District Court for Polk County. This action was superseded by an action filed on March 11, 2011. The superseding action does not name the Company’s Chief Executive Officer and alleges violations of Iowa’s Buying Club Law, and seeks injunctive relief as well as monetary relief. Subsequently the case was dismissed without prejudice on the state’s own motion.  On October 10, 2013, the Company finalized an Assurance of Voluntary Compliance with the Iowa Attorney General’s Office as a settlement of this matter.  Under the settlement, the Company has agreed to pay $5 million to be used by the Attorney General in its discretion and $0.5 million to be deposited in Iowa’s consumer fraud enforcement fund.

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

Between December 2008 and February 2011, the Company and its subsidiaries, Trilegiant Corporation and Webloyalty.com, Inc. received inquiries from numerous state attorneys general relating to the legacy marketing practices in their membership business known as “online data pass” and “live-check marketing” and their compliance with consumer protection statutes. The Company and Webloyalty have responded to the states’ request for documents and information and on October 10, 2013, the Company reached a settlement with the following 47 states and the District of Columbia: Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming.  Under the settlement, the Company admitted no wrong-doing with respect such legacy marketing practices and agreed to refrain from engaging in such marketing practices, which the Company voluntarily eliminated in early 2010. In addition, it agreed to fund a $19.4 million restitution program covering eligible consumers in all 48 states participating in the settlement agreement and reimburse the participating states for their investigatory costs in an amount of $13.5 million. The settlement does not include any fine or penalty payments.

In that regard the Company finalized, in December 2012, an Assurances of Discontinuance and Voluntary Compliance with the South Carolina Attorney General’s Office regarding online marketing practices. The Company has paid $2.9 million to the Attorney General’s Office to be used at its discretion for consumer education, costs and fees, $1.0 million to the Attorney General’s outside counsel, and $0.2 million in restitution payments to eligible South Carolina consumers.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of September 30, 2013, the Company provided guarantees for surety bonds totaling approximately $10.9 million and issued letters of credit totaling $17.7 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of September 30, 2013, there were 5.9 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty over a ten year period. During the nine months ended September 30, 2013, there were no outstanding options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. During the nine months ended September 30, 2013, there were no outstanding options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of September 30, 2013, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings’ common stock at exercise prices ranging from $3.33 to $12.95. All of the outstanding options were vested as of September 30, 2013 and expire between May 2015 and September 2018.

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

Stock Options

During the three and nine months ended September 30, 2013 and 2012, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the nine months ended September 30, 2013, 0.4 million stock options were granted to employees from the 2007 Plan. During the nine months ended September 30, 2012, 0.5 million stock options were granted to employees from the 2007 Plan. There were no stock options granted to employees during the three months ended September 30, 2013 and 2012. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

During the three and nine months ended September 30, 2013 and 2012, there were no stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an option term of 10 years.

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

	2013 Grants	2012 Grants
Expected volatility	50%	50%
Expected life (in years)	6.25	5.89-6.25
Risk-free interest rate	1.15%	1.15%
Expected dividends	—	—

A summary of option activity for the nine months ended September 30, 2013 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2013	1,390	681	681	423	3,562
Granted	—	—	—	—	370
Exercised	—	—	—	—	—
Forfeited or expired	(25)	(19)	(19)	—	(384)
Outstanding options at September 30, 2013	1,365	662	662	423	3,548
Vested or expected to vest at September 30, 2013	1,365	662	662	423	3,548
Exercisable options at September 30, 2013	1,365	—	—	423	1,949
Weighted average remaining contractual term (in years)	2.2	2.2	2.2	4.1	7.3
Weighted average grant date fair value per option granted in 2013	$—	$—	$—	$—	$4.00
Weighted average exercise price of exercisable options at September 30, 2013	$1.51	$—	$—	$4.95	$10.74
Weighted average exercise price of outstanding options at September 30, 2013	$1.51	$1.51	$1.51	$4.95	$9.42

Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2013 totaled $1.0 million and $2.9 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2012 totaled $1.4 million and $3.8 million, respectively. As of September 30, 2013, there was $5.1 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.0 years.

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

A summary of restricted stock unit activity for the nine months ended September 30, 2013 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2013	1,333	$8.18
Granted	—
Vested	(838)	8.19
Forfeited	(66)	8.16
Outstanding restricted unvested awards at September 30, 2013	429	$8.16
Weighted average remaining contractual term (in years)	0.7

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and nine months ended September 30, 2013 was $1.7 million and $5.0 million, respectively. Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and nine months ended September 30, 2012 was $1.2 million and $5.0 million, respectively. As of September 30, 2013, there was $2.4 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.4 years.

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

Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions, until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo. Therefore, for the three and nine months ended September 30, 2013 and 2012, only Realogy remains a related party.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. The amounts expensed related to this consulting agreement were $0.7 million for each of the three month periods ended September 30, 2013 and 2012 and $2.0 million for each of the nine month periods ended September 30, 2013 and 2012, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, Apollo acquired one of the Company’s vendors, SOURCEHOV, LLC (formerly SOURCECORP Incorporated), that provides document and information services to the Company. The fees incurred for these services were $0.1 million and $0.2 million, respectively, for the three months ended September 30, 2013 and 2012 and $0.4 million and $0.6 million, respectively, for the nine months ended September 30, 2013 and 2012, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of comprehensive income.

During the three and nine months ended September 30, 2012, the Company purchased $1.2 million and $3.2 million, respectively, of gift cards from AMC Entertainment, Inc., a company previously owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the unaudited condensed consolidated statements of comprehensive income. As a result of the sale in 2012 of AMC Entertainment, Inc. by the affiliate of Apollo, AMC Entertainment, Inc. was not a related party during the three and nine months ended September 30, 2013.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.1 million and $0.3 million, respectively, for the three months ended September 30, 2013 and 2012 and $0.7 million and $0.8 million, respectively, for the nine months ended September 30, 2013 and 2012.

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

All outstanding interest rate swaps were recorded at fair value. The changes in the fair value of the swaps, which were not designated as hedging instruments, are included in interest expense in the accompanying unaudited condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2012, the Company recorded interest expense, representing realized and unrealized gains and losses, of $0.2 million and $1.2 million, respectively, related to the interest rate swaps. There was no interest expense recorded during the three and nine months ended September 30, 2013 related to the interest rate swaps.

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2013:

	2013	2014	2015	2016	2017	2018 and Thereafter	Total	Fair Value At September 30, 2013
	(in millions)
Fixed rate debt	$0.1	$0.4	$355.8	$0.1	$—	$475.0	$831.4	$684.0
Average interest rate	9.43%	9.43%	9.43%	7.88%	7.88%	7.88%
Variable rate debt	$2.8	$11.3	$11.2	$1,062.2	$—	$—	$1,087.5	$1,059.0
Average interest rate(a)	6.50%	6.50%	6.50%	6.50%

(a)	Average interest rate is based on rates in effect at September 30, 2013.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At September 30, 2013, the Company had in place contracts to sell EUR 26.6 million and receive $35.9 million and to sell GBP 13.9 million and receive $22.2 million.

During the three and nine months ended September 30, 2013, the Company recognized a realized loss on the forward contracts of $2.1 million and $0.6 million, respectively, and during the three and nine months ended September 30, 2012, the Company recognized a realized loss on the forward contracts of $0.8 million and $0.9 million, respectively. As of September 30, 2013, the Company had a $0.3 million unrealized loss on the foreign currency forward contracts.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of September 30, 2013 and December 31, 2012, approximately $51.5 million and $55.7 million, respectively, of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at September 30, 2013 and December 31, 2012 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at September 30, 2013 and December 31, 2012 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At September 30, 2013 and December 31, 2012, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

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

Net Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in millions)
Affinion North America
Membership Products	$131.2	$167.9	$412.2	$545.3
Insurance and Package Products	78.1	90.0	226.9	251.2
Loyalty Products	43.0	37.2	129.4	113.0
Eliminations	(0.5)	(0.4)	(1.6)	(1.7)
Total North America	251.8	294.7	766.9	907.8
Affinion International
International Products	87.6	75.9	256.0	222.2
	$339.4	$370.6	$1,022.9	$1,130.0

Segment EBITDA

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in millions)
Affinion North America
Membership Products	$23.6	$33.5	$81.7	$110.4
Insurance and Package Products	25.1	31.5	60.4	82.0
Loyalty Products	16.8	13.5	52.7	38.1
Total North America	65.5	78.5	194.8	230.5
Affinion International
International Products	9.4	9.3	18.2	20.5
Total products	74.9	87.8	213.0	251.0
Corporate	(5.1)	(2.9)	(12.6)	(11.8)
Impairment of goodwill and other long-lived assets	—	—	—	(39.7)
	$69.8	$84.9	$200.4	$199.5

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in millions)
Segment EBITDA	$69.8	$84.9	$200.4	$199.5
Depreciation and amortization	(28.3)	(48.5)	(86.3)	(147.6)
Income from operations	$41.5	$36.4	$114.1	$51.9

12. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, and the related condensed consolidating statements of operations for the three and nine month periods ended September 30, 2013 and 2012 and the related condensed consolidating statements of cash flows for the nine month periods ended September 30, 2013 and 2012 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan.

The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$64.0	$5.0	$24.3	$—	$93.3
Restricted cash	1.7	19.8	12.0	—	33.5
Receivables, net	2.5	85.2	47.6	—	135.3
Profit-sharing receivables from insurance carriers	—	71.0	—	—	71.0
Prepaid commissions	—	32.2	6.1	—	38.3
Income taxes receivable	—	0.8	1.4	—	2.2
Intercompany interest receivable	0.4	—	—	(0.4)	—
Other current assets	10.2	28.6	38.2	—	77.0
Total current assets	78.8	242.6	129.6	(0.4)	450.6
Property and equipment, net	6.8	87.4	38.3	—	132.5
Contract rights and list fees, net	—	20.2	—	—	20.2
Goodwill	—	522.1	83.2	—	605.3
Other intangibles, net	—	129.2	42.4	—	171.6
Investment in subsidiaries	2,324.1	80.2	—	(2,404.3)	—
Intercompany loans receivable	122.3	22.4	—	(144.7)	—
Intercompany receivables	—	1,668.8	—	(1,668.8)	—
Other non-current assets	26.9	17.3	16.8	—	61.0
Total assets	$2,558.9	$2,790.2	$310.3	$(4,218.2)	$1,441.2
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.3	$0.4	$—	$—	$11.7
Accounts payable and accrued expenses	109.8	191.9	124.2	—	425.9
Payables to related parties	43.2	0.1	—	—	43.3
Intercompany interest payable	—	—	0.4	(0.4)	—
Deferred revenue	—	74.0	25.6	—	99.6
Income taxes payable	0.9	0.1	2.3	—	3.3
Total current liabilities	165.2	266.5	152.5	(0.4)	583.8
Long-term debt	1,903.4	0.4	—	—	1,903.8
Deferred income taxes	—	69.7	3.6	—	73.3
Deferred revenue	—	5.4	5.6	—	11.0
Intercompany loan payable	—	—	144.7	(144.7)	—
Intercompany payables	1,659.2	(0.1)	9.7	(1,668.8)	—
Other long-term liabilities	2.8	31.1	5.4	—	39.3
Total liabilities	3,730.6	373.0	321.5	(1,813.9)	2,611.2
Affinion Group, Inc. deficit	(1,171.7)	2,417.2	(12.9)	(2,404.3)	(1,171.7)
Non-controlling interest in subsidiary	—	—	1.7	—	1.7
Total deficit	(1,171.7)	2,417.2	(11.2)	(2,404.3)	(1,170.0)
Total liabilities and deficit	$2,558.9	$2,790.2	$310.3	$(4,218.2)	$1,441.2

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.6	$5.1	$23.8	$—	$32.5
Restricted cash	—	23.1	11.3	—	34.4
Receivables, net	3.3	86.0	50.8	—	140.1
Profit-sharing receivables from insurance carriers	—	74.2	0.4	—	74.6
Prepaid commissions	—	37.5	5.0	—	42.5
Income taxes receivable	—	1.0	5.3	—	6.3
Intercompany loans receivable	1.0	—	—	(1.0)	—
Other current assets	10.3	40.7	34.0	—	85.0
Total current assets	18.2	267.6	130.6	(1.0)	415.4
Property and equipment, net	7.1	97.9	31.5	—	136.5
Contract rights and list fees, net	—	22.0	—	—	22.0
Goodwill	—	522.0	85.3	—	607.3
Other intangibles, net	—	171.8	53.4	—	225.2
Investment in subsidiaries	2,203.3	77.9	—	(2,281.2)	—
Intercompany loan receivable	72.9	21.9	—	(94.8)	—
Intercompany receivables	—	1,443.0	—	(1,443.0)	—
Other non-current assets	34.3	25.1	7.3	—	66.7
Total assets	$2,335.8	$2,649.2	$308.1	$(3,820.0)	$1,473.1
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.3	$0.5	$—	$—	$11.8
Accounts payable and accrued expenses	86.4	194.8	119.8	—	401.0
Payables to related parties	42.7	0.1	—	—	42.8
Intercompany loans payable	—	—	1.0	(1.0)	—
Deferred revenue	—	91.4	23.2	—	114.6
Income taxes payable	1.0	—	7.9	—	8.9
Total current liabilities	141.4	286.8	151.9	(1.0)	579.1
Long-term debt	1,911.1	0.7	—	—	1,911.8
Deferred income taxes	—	65.9	6.0	—	71.9
Deferred revenue	—	7.0	8.3	—	15.3
Intercompany loan payable	—	—	94.8	(94.8)	—
Intercompany payables	1,428.3	—	14.7	(1,443.0)	—
Other long-term liabilities	2.7	32.8	5.6	—	41.1
Total liabilities	3,483.5	393.2	281.3	(1,538.8)	2,619.2
Affinion Group, Inc. deficit	(1,147.7)	2,256.0	25.2	(2,281.2)	(1,147.7)
Non-controlling interest in subsidiary	—	—	1.6	—	1.6
Total deficit	(1,147.7)	2,256.0	26.8	(2,281.2)	(1,146.1)
Total liabilities and deficit	$2,335.8	$2,649.2	$308.1	$(3,820.0)	$1,473.1

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$251.8	$87.6	$—	$339.4
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	92.4	37.8	—	130.2
Operating costs	—	60.3	47.2	—	107.5
General and administrative	7.6	19.6	4.7	—	31.9

Depreciation and amortization	0.2	21.2	6.9	—	28.3
Total expenses	7.8	193.5	96.6	—	297.9
Income (loss) from operations	(7.8)	58.3	(9.0	—	41.5
Interest income	—	0.1	0.1	—	0.2
Interest expense	(40.7)	(0.4)	—	—	(41.1)
Interest income (expense)—intercompany	0.2	—	(0.2)	—	—
Other income, net	—	—	(0.1)	—	(0.1)
Income (loss) before income taxes and non-controlling interest	(48.3)	58.0	(9.2)	—	0.5
Income tax expense	(0.4)	(2.8)	(0.6)	—	(3.8)
	(48.7)	55.2	(9.8)	—	(3.3)
Equity in income (loss) of subsidiaries	45.2	—	—	(45.2)	—
Net income (loss)	(3.5)	55.2	(9.8)	(45.2)	(3.3)
Plus: net loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Affinion Group, Inc.	$(3.5)	$55.2	$(10.0)	$(45.2)	$(3.5)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$766.9	$256.0	$—	$1,022.9
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	268.2	106.9	—	375.1
Operating costs	—	190.7	137.5	—	328.2
General and administrative	19.7	73.3	25.7	—	118.7
Facility exit costs	—	0.5	—	—	0.5

Depreciation and amortization	0.8	65.5	20.0	—	86.3
Total expenses	20.5	598.2	290.1	—	908.8
Income (loss) from operations	(20.5)	168.7	(34.1)	—	114.1
Interest income	—	0.3	0.2	—	0.5
Interest expense	(121.7)	(1.1)	(0.8)	—	(123.6)
Interest income (expense)—intercompany	0.7	—	(0.7)	—	—
Other income, net	—	0.1	(0.1)	—	—
Income (loss) before income taxes and non-controlling interest	(141.5)	168.0	(35.5)	—	(9.0)
Income tax expense	(1.1)	(9.0)	(2.1)	—	(12.2)
	(142.6)	159.0	(37.6)	—	(21.2)
Equity in income of subsidiaries	121.1	—	—	(121.1)	—
Net income (loss)	(21.5)	159.0	(37.6)	(121.1)	(21.2)
Less: net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to Affinion Group, Inc.	$(21.5)	$159.0	$(37.9)	$(121.1)	$(21.5)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$294.7	$75.9	$—	$370.6
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	116.3	26.2	—	142.5
Operating costs	—	77.5	33.3	—	110.8
General and administrative	7.8	15.8	9.7	—	33.3
Facility exit costs	—	(0.9)	—	—	(0.9)
Depreciation and amortization	0.4	38.3	9.8	—	48.5
Total expenses	8.2	247.0	79.0	—	334.2
Loss from operations	(8.2)	47.7	(3.1)	—	36.4
Interest income	—	0.2	—	—	0.2
Interest expense	(36.5)	(0.4)	(0.1)	—	(37.0)
Interest income (expense)—intercompany	0.4	—	(0.4)	—	—
Other income (expense), net	—	—	0.1	—	0.1
Loss before income taxes and non-controlling interest	(44.3)	47.5	(3.5)	—	(0.3)
Income tax expense	(0.4)	(1.1)	(0.4)	—	(1.9)
	(44.7)	46.4	(3.9)	—	(2.2)
Equity in income of subsidiaries	42.4	—	—	(42.4)	—
Net loss	(2.3)	46.4	(3.9)	(42.4)	(2.2)
Less: net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net loss attributable to Affinion Group, Inc.	$(2.3)	$46.4	$(4.0)	$(42.4)	$(2.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$907.8	$222.2	$—	$1,130.0
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	363.2	84.9	—	448.1
Operating costs	—	246.2	98.0	—	344.2
General and administrative	23.1	49.9	26.4	—	99.4
Impairment of goodwill and other long-lived assets	—	39.7	—	—	39.7
Facility exit costs	—	(0.9)	—	—	(0.9)
Depreciation and amortization	0.9	118.8	27.9	—	147.6
Total expenses	24.0	816.9	237.2	—	1,078.1
Income (loss) from operations	(24.0)	90.9	(15.0)	—	51.9
Interest income	—	0.6	0.1	—	0.7
Interest expense	(109.7)	(1.1)	(0.7)	—	(111.5)
Interest income (expense)—intercompany	0.9	—	(0.9)	—	—
Other income (expense), net	—	0.2	(0.4)	—	(0.2)
Income (loss) before income taxes and non-controlling interest	(132.8)	90.6	(16.9)	—	(59.1)
Income tax expense	(1.3)	(6.4)	(1.2)	—	(8.9)
	(134.1)	84.2	(18.1)	—	(68.0)
Equity in income of subsidiaries	65.6	—	—	(65.6)	—
Net income (loss)	(68.5)	84.2	(18.1)	(65.6)	(68.0)
Less: net income attributable to non-controlling interest	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to Affinion Group, Inc.	$(68.5)	$84.2	$(18.6)	$(65.6)	$(68.5)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(21.5)	$159.0	$(37.6)	$(121.1)	$(21.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.8	65.5	20.0	—	86.3
Amortization of debt discount and financing costs	7.6	—	—	—	7.6
Facility exit costs	—	0.5	—	—	0.5
Share-based compensation	7.9	—	—	—	7.9
Equity in income (loss) of subsidiaries	(121.1)	—	—	121.1	—
Deferred income taxes	0.4	8.3	(1.6)	—	7.1
Net change in assets and liabilities:
Restricted cash	(1.6)	3.2	(0.1)	—	1.5
Receivables	0.8	0.9	2.2	—	3.9
Receivables from related parties	0.6	(0.1)	(0.5)	—	—
Profit-sharing receivables from insurance carriers	—	3.2	0.4	—	3.6
Prepaid commissions	—	5.3	(1.0)	—	4.3
Other current assets	—	11.9	(3.8)	—	8.1
Contract rights and list fees	—	1.6	—	—	1.6
Other non-current assets	0.2	3.3	(8.9)	—	(5.4)
Accounts payable and accrued expenses	23.5	(0.7)	5.0	—	27.8
Payables to related parties	(7.4)	—	—	—	(7.4)
Deferred revenue	—	(19.0)	0.4	—	(18.6)
Income taxes receivable and payable	—	0.2	(1.8)	—	(1.6)
Other long-term liabilities	0.1	(2.2)	(0.2)	—	(2.3)
Other, net	(0.9)	(0.5)	0.6	—	(0.8)
Net cash provided by (used in) operating activities	(110.6)	240.4	(26.9)	—	102.9
Investing Activities
Capital expenditures	(0.6)	(14.2)	(14.4)	—	(29.2)
Restricted cash	—	—	(0.6)	—	(0.6)
Acquisition-related payment, net of cash acquired	—	—	(3.4)	—	(3.4)
Net cash used in investing activities	(0.6)	(14.2)	(18.4)	—	(33.2)
Financing Activities
Principal payments on borrowings	(8.4)	(0.4)	—	—	(8.8)
Intercompany loan	(48.6)	—	48.6	—	—
Intercompany receivables and payables	230.9	(225.9)	(5.0)	—	—
Capital contribution to a subsidiary	(2.3)	—	2.3	—	—
Net cash provided by (used in) financing activities	171.6	(226.3)	45.9	—	(8.8)
Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash and cash equivalents	60.4	(0.1)	0.5	—	60.8
Cash and cash equivalents, beginning of period	3.6	5.1	23.8	—	32.5
Cash and cash equivalents, end of period	$64.0	$5.0	$24.3	$—	$93.3

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(68.5)	$84.2	$(18.1)	$(65.6)	$(68.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.9	118.8	27.9	—	147.6
Amortization of debt discount and financing costs	6.3	—	—	—	6.3
Unrealized loss on interest rate swap	1.2	—	—	—	1.2
Impairment of goodwill and other long-lived assets	—	39.7	—	—	39.7
Impairment of equity investment	—	—	1.0	—	1.0
Adjustment to liability for additional consideration based on earn-out	(14.6)	—	—	—	(14.6)
Facility exit costs	—	(0.9)	—	—	(0.9)
Share-based compensation	8.8	—	—	—	8.8
Equity in income (loss) of subsidiaries	(65.6)	—	—	65.6	—
Deferred income taxes	0.3	5.7	(2.1)	—	3.9
Net change in assets and liabilities:
Restricted cash	—	(5.3)	0.1	—	(5.2)
Receivables	(1.0)	(17.3)	(1.3)	—	(19.6)
Receivables from related parties	(0.4)	0.5	0.6	—	0.7
Profit-sharing receivables from insurance carriers	—	(15.0)	0.1	—	(14.9)
Prepaid commissions	—	8.7	0.7	—	9.4
Other current assets	(3.2)	(6.6)	(4.4)	—	(14.2)
Contract rights and list fees	—	(0.7)	—	—	(0.7)
Other non-current assets	(0.7)	5.1	0.3	—	4.7
Accounts payable and accrued expenses	13.6	(13.6)	6.3	—	6.3
Payables to related parties	(2.7)	(0.8)	(0.1)	—	(3.6)
Deferred revenue	—	(26.9)	(5.6)	—	(32.5)
Income taxes receivable and payable	(0.3)	(0.6)	(0.2)	—	(1.1)
Other long-term liabilities	0.3	0.6	(0.3)	—	0.6
Other, net	(0.3)	(0.3)	0.5	—	(0.1)
Net cash provided by (used in) operating activities	(125.9)	175.3	5.4	—	54.8
Investing Activities
Capital expenditures	(1.1)	(20.2)	(16.9)	—	(38.2)
Restricted cash	—	—	0.2	—	0.2
Acquisition-related payment, net of cash acquired	—	—	(1.2)	—	(1.2)
Net cash used in investing activities	(1.1)	(20.2)	(17.9)	—	(39.2)
Financing Activities
Principal payments on borrowings	(8.4)	(0.4)	—	—	(8.8)
Return of capital to parent company	(37.0)	—	—	—	(37.0)
Intercompany loan	(1.5)	(9.6)	11.1	—	—
Intercompany receivables and payables	143.3	(143.5)	0.2	—	—
Net cash provided by (used in) financing activities	96.4	(153.5)	11.3	—	(45.8)
Effect of changes in exchange rates on cash and cash equivalents	—	—	0.4	—	0.4
Net increase (decrease) in cash and cash equivalents	(30.6)	1.6	(0.8)	—	(29.8)
Cash and cash equivalents, beginning of period	57.2	2.8	26.3	—	86.3
Cash and cash equivalents, end of period	$26.6	$4.4	$25.5	$—	$56.5

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2013 and 2012. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2013 and 2012 and our financial condition as of September 30, 2013, as well as a discussion of our liquidity and capital resources.

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

Overview

Description of Business

We are a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. We generally partner with these leading companies in two ways: 1) by developing and supporting programs that are natural extensions of our partner companies’ brand image and that provide valuable services to their end-customers, and 2) by providing the back-end technological support and redemption services for points-based loyalty programs. Using our expertise in customer engagement, product development, creative design and data-driven targeted marketing, we develop and market programs and services that enable the companies we partner with to generate significant, high-margin incremental revenue, enhance our partners’ brand among targeted consumers as well as strengthen and enhance the loyalty of their customer relationships. The enhanced loyalty can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. We refer to the leading companies that we work with to provide customer engagement and loyalty solutions as our marketing partners. We refer to the consumers with whom we provide services directly under a contractual relationship as subscribers, insureds or members. We refer to those consumers that we service on behalf of a third party, such as one of our marketing partners, and with whom we have a contractual relationship as end-customers.

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

•

Affinion International. Affinion International comprises our Membership and Package customer engagement businesses outside North America and a discrete loyalty program benefit provider. We have not offered AD&D or related insurance programs outside North America since 2000. We expect to leverage our current international operational platform to expand our range of products and services, develop new marketing partner relationships in various industries and grow our geographical footprint. Most recently, we have expanded our footprint into Brazil by launching business operations and into Turkey through the acquisition of existing marketing capabilities.

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend is incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the nine months ended September 30, 2013 and the year ended December 31, 2012, in excess of 95% of our domestic new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

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

We serve as an agent and third-party administrator on behalf of a variety of underwriters for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with the carriers that underwrite the insurance policies that we market, where profit is measured by the excess amount of premium remitted to the carrier less the cost for claim activities and any related expenses. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying unaudited condensed consolidated balance sheets and any changes in estimated profit sharing in connection with the actual claims activities are periodically recorded as an adjustment to net revenue. Insurance revenues are recognized ratably over the insurance period for which a policy is in effect and there are no significant differences between cash flows and related revenue recognition. Revenue from insurance programs is reported net of insurance costs in the accompanying unaudited condensed consolidated statements of comprehensive income.

We have undertaken a decision to transfer a significant portion of our AD&D business to a new carrier by 2014. Upon completion, and for any additional portion of the business that is subsequently transferred to this carrier or another carrier under similar terms, we expect to lessen the volatility in our results by setting a fixed distribution of collected premiums, thereby considerably reducing the profit-sharing feature that has historically contributed to fluctuations in our revenues and profitability. Additionally, the new carrier is expected to provide us with opportunities to expand our existing insurance product offerings.

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

Factors Affecting Results of Operations and Financial Condition

Competitive Environment

As a leader in the affinity direct marketing industry, we compete with many other organizations, including certain of our marketing partners as well as other benefit providers, to obtain a share of the end-consumer’s spending in each of our respective product categories. As an affinity direct marketer, we derive our leads from a marketing partner’s contacts, which our competitors also seek access to, and we must therefore generate sufficient earnings per lead for our marketing partners to compete effectively for access to their end-customers.

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

For instance, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”) which became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have imposed additional reporting, supervisory, and regulatory requirements on our financial institution marketing partners which has adversely affected our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation going forward. Some of our marketing partners have become involved in governmental inquiries that include our products or marketing practices. As a result, certain financial institution marketing partners have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to members or end-consumers, or require changes to our products or services to consumers that could also have a material adverse effect on our business. Partially as a result of these factors, we have experienced a decline in our domestic membership customer base and domestic membership revenues, and we anticipate this trend will continue.

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

Regulatory Environment

We are subject to federal and state regulation as well as regulation by foreign authorities in other jurisdictions. Certain laws and regulations that govern our operations include: federal, state and foreign marketing and consumer protection laws and regulations; federal, state and foreign privacy and data protection laws and regulations; federal, state and foreign insurance and insurance mediation laws and regulations; and federal state and foreign travel laws and regulations. Federal regulations are primarily enforced by the Federal Trade Commission, the Federal Communications Commission and the CFPB. State regulations are primarily enforced by individual state attorneys general and insurance departments. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

These regulations primarily impact the means we use to market our programs, which can reduce the acceptance rates of our solicitation efforts, impact our ability to obtain information from our members and end-customers and impact the benefits we provide and how we service our members and end-customers. In addition, new and contemplated regulations enacted by, or marketing partner settlement agreements or consent orders with, the CFPB could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our marketing partners that could delay or terminate marketing campaigns with certain marketing partners, impact the services and products we provide to consumers, and adversely affect our business, financial condition and results of operations.

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and regulatory investigations involving our business practices which also increase our costs of doing business. See Note 7 to our unaudited condensed consolidated financial statements in “Item 1. Financial Statements.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Global Average Subscribers, excluding Basic Insureds	39,986	42,998	41,175	44,138
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds(1)	$29.65	$30.73	$28.99	$30.44
Global Membership Subscribers
Average Global Retail Subscribers(2)	8,574	10,298	9,093	10,706
Annualized Net Revenue Per Global Average Subscriber(1)	$83.80	$79.77	$81.15	$79.81
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale(2)	27,507	28,584	28,114	29,262
Annualized Net Revenue Per Global Average Package and Wholesale Subscriber(1)	$7.43	$7.34	$7.38	$7.61
Global Insureds
Average Supplemental Insureds(2)	3,905	4,116	3,968	4,170
Annualized Net Revenue Per Supplemental Insured(1)	$67.32	$70.46	$62.50	$63.84
Global Average Subscribers, including Basic Insureds	60,931	64,873	62,265	66,229

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table summarizes our consolidated results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase (Decrease)
Net revenues	$339.4	$370.6	$(31.2)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	130.2	142.5	(12.3)
Operating costs	107.5	110.8	(3.3)
General and administrative	31.9	33.3	(1.4)
Impairment of goodwill and other long-lived assets	—	—	—
Facility exit costs	—	(0.9)	0.9
Depreciation and amortization	28.3	48.5	(20.2)
Total expenses	297.9	334.2	(36.3)
Income from operations	41.5	36.4	5.1
Interest income	0.2	0.2	—
Interest expense	(41.1)	(37.0)	(4.1)
Other income (expense), net	(0.1)	0.1	(0.2)
Income (loss) before income taxes and non-controlling interest	0.5	(0.3)	0.8
Income tax expense	(3.8)	(1.9)	(1.9)
Net loss	(3.3)	(2.2)	(1.1)
Less: net income attributable to non-controlling interest	(0.2)	(0.1)	(0.1)
Net loss attributable to Affinion Group, Inc.	$(3.5)	$(2.3)	$(1.2)

Summary of Operating Results for the Three Months Ended September 30, 2013

The following is a summary of changes affecting our operating results for the three months ended September 30, 2013.

Net revenues decreased $31.2 million, or 8.4%, for the three months ended September 30, 2013 as compared to the same period of the prior year. Net revenues in our North American units decreased $42.9 million primarily from lower retail revenues from a decline in retail member volumes in our Membership business and lower revenue in our Insurance and Package business primarily from a higher cost of insurance and lower Package members which was partially offset by growth from existing clients in our Loyalty business. International net revenues increased by $11.7 million primarily from higher retail membership revenue associated with increased members.

        Segment EBITDA decreased $15.1 million as the impact of the lower net revenues was partially offset by lower marketing and commissions and lower operating costs.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following section provides an overview of our consolidated results of operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Net Revenues. During the three months ended September 30, 2013 we reported net revenues of $339.4 million, a decrease of $31.2 million, or 8.4%, as compared to net revenues of $370.6 million in the comparable period of 2012.  Net revenues of our Membership Products decreased $36.7 million primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement. Revenue also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty. Insurance and Package Products revenues decreased $11.9 million primarily due to a higher cost of insurance from higher claims experience and lower average supplemental insureds in addition to the negative impact of lower average Package members. Loyalty Products net revenues increased $5.8 million which was primarily attributable to increased revenues from existing client programs. International Products net revenues increased $11.7 million primarily from higher retail membership revenue associated with increased members, revenue from our Turkish business acquired in the fourth quarter of 2012 and a favorable currency impact of $2.4 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $12.3 million, or 8.6%, to $130.2 million for the three months ended September 30, 2013 from $142.5 million for the three months ended September 30, 2012. Marketing and commissions expense decreased $18.7 million in our Membership business primarily due to lower commissions from lower retail member volumes and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement along with fewer marketing opportunities with our large financial institution marketing partners. In addition, costs decreased in our Insurance and Package business primarily from lower commissions. These decreases were partially offset by increased spending in our International business primarily in our offline retail channel.

Operating Costs. Operating costs decreased by $3.3 million, or 3.0%, to $107.5 million for the three months ended September 30, 2013 from $110.8 million for the three months ended September 30, 2012. Operating costs decreased $8.2 million in our Membership business primarily due to lower product and servicing costs associated with lower retail member volumes while costs increased $5.0 million in our International and Loyalty businesses primarily due to higher product and servicing costs.

General and administrative expense. General and administrative expense decreased by $1.4 million, or 4.2% to $31.9 million for the three months ended September 30, 2013 from $33.3 million for the three months ended September 30, 2012. General and administrative costs decreased as lower employee related costs in our International business were partially offset by higher legal costs associated with corporate activities.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $20.2 million for the three months ended September 30, 2013 to $28.3 million from $48.5 million for the three months ended September 30, 2012, primarily from recording $3.1 million less amortization expense in 2013 as compared to 2012 primarily related to intangible assets acquired in the Webloyalty acquisition, principally member relationships, and lower amortization of $14.4 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense increased by $4.1 million, or 11.1%, to $41.1 million for the three months ended September 30, 2013 from $37.0 million for the three months ended September 30, 2012, primarily due to higher interest accrued on our term loan as a result of the amendment to the Affinion Credit Facility in the fourth quarter of 2012 which increased the interest rates on LIBOR and base rate loans.

Income Tax Expense. Income tax expense increased by $1.9 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to an increase in the current state and foreign tax liabilities and the deferred federal and state tax liabilities for the three months ended September 30, 2013, partially offset by a decrease in the deferred foreign tax liabilities for the same period.

Our effective income tax rates for the three months ended September 30, 2013 and 2012 were 753.6% and (717.9)%, respectively. The difference in the effective tax rates for the three months ended September 30, 2013 and 2012 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $0.3 million for the three months ended September 30, 2012 to income before income taxes and non-controlling interest of $0.5 million for the three months ended September 30, 2013 and an increase in income tax expense from $1.9 million for the three months ended September 30, 2012 to $3.8 million for the three months ended September 30, 2013. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended September 30,
	Net Revenues			Segment EBITDA(1)
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$131.2	$167.9	$(36.7)	$23.6	$33.5	$(9.9)
Insurance and Package Products	78.1	90.0	(11.9)	25.1	31.5	(6.4)
Loyalty Products	43.0	37.2	5.8	16.8	13.5	3.3
Eliminations	(0.5)	(0.4)	(0.1)	—	—	—
Total North America	251.8	294.7	(42.9)	65.5	78.5	(13.0)
Affinion International
International Products	87.6	75.9	11.7	9.4	9.3	0.1
Total products	339.4	370.6	(31.2)	74.9	87.8	(12.9)
Corporate	—	—	—	(5.1)	(2.9)	(2.2)
Total	$339.4	$370.6	$(31.2)	69.8	84.9	(15.1)
Depreciation and amortization				(28.3)	(48.5)	20.2
Income from operations				$41.5	$36.4	$5.1

(1)

See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income (loss) from operations.

Affinion North America

Membership Products. Membership Products net revenues decreased by $36.7 million, or 21.9%, to $131.2 million for the three months ended September 30, 2013 as compared to $167.9 million for the three months ended September 30, 2012. Net revenues decreased primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement. Net revenue also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty.

Segment EBITDA decreased by $9.9 million, or 29.6%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Segment EBITDA decreased as the impact of the lower net revenues of $36.7 million was partially offset by lower marketing and commissions of $18.7 million and lower operating costs of $8.2 million. The lower marketing and commissions were primarily the result of reduced commissions principally from lower retail member volumes, a change in deal structure terms with a large client from retail to fee-for-service and fewer marketing opportunities with our large financial institution marketing partners. Operating costs decreased primarily from lower product and servicing costs associated with the lower retail member volumes.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $11.9 million, or 13.2%, to $78.1 million for the three months ended September 30, 2013 as compared to $90.0 million for the three months ended September 30, 2012. Insurance revenue decreased approximately $7.0 million primarily due to a higher cost of insurance from higher claims experience and the impact of lower average supplemental insureds. Package revenue decreased approximately $4.9 million primarily due to the impact of lower average Package members.

Segment EBITDA decreased by $6.4 million, or 20.3%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 as the lower net revenues were partially offset by lower marketing and commissions.

Loyalty Products. Revenues from Loyalty Products increased by $5.8 million, or 15.6%, for the three months ended September 30, 2013 to $43.0 million as compared to $37.2 million for the three months ended September 30, 2012 primarily due to growth from existing clients.

Segment EBITDA increased by $3.3 million, or 24.4%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to the increase in net revenue.

Affinion International

International Products. International Products net revenues increased by $11.7 million, or 15.4%, to $87.6 million for the three months ended September 30, 2013 as compared to $75.9 million for the three months ended September 30, 2012. Net revenues increased primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members along with revenues from our business in Turkey which was acquired in the fourth quarter of 2012. Net revenues were also positively impacted by $2.4 million from weakness in the U.S. dollar.

Segment EBITDA increased by $0.1 million, or 1.1%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 as the positive impact of the higher revenue was substantially offset by higher marketing and commissions from increased spending in our offline retail channel. Higher operating costs primarily from higher product and servicing costs associated with the increased membership base were offset by lower general and administrative costs.

Corporate

Corporate costs increased by $2.2 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily from legal costs associated with corporate activities which were partially offset by the favorable impact of higher unrealized foreign exchange gains on intercompany borrowings recorded in 2013 as compared to 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Increase (Decrease)
Net revenues	$1,022.9	$1,130.0	$(107.1)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	375.1	448.1	(73.0)
Operating costs	328.2	344.2	(16.0)
General and administrative	118.7	99.4	19.3
Impairment of goodwill and other long-lived assets	—	39.7	(39.7)
Facility exit costs	0.5	(0.9)	1.4
Depreciation and amortization	86.3	147.6	(61.3)
Total expenses	908.8	1,078.1	(169.3)
Income from operations	114.1	51.9	62.2
Interest income	0.5	0.7	(0.2)
Interest expense	(123.6)	(111.5)	(12.1)
Other expense, net	—	(0.2)	0.2
Loss before income taxes and non-controlling interest	(9.0)	(59.1)	50.1
Income tax expense	(12.2)	(8.9)	(3.3)
Net loss	(21.2)	(68.0)	46.8
Less: net income attributable to non-controlling interest	(0.3)	(0.5)	0.2
Net loss attributable to Affinion Group, Inc.	$(21.5)	$(68.5)	$47.0

Summary of Operating Results for the Nine Months Ended September 30, 2013

The following is a summary of changes affecting our operating results for the nine months ended September 30, 2013.

Net revenues decreased $107.1 million, or 9.5%, for the nine months ended September 30, 2013 as compared to the same period of the prior year. Net revenues in our North American units decreased $140.9 million, primarily from lower retail revenues from a decline in retail member volumes in our Membership business and lower revenue in our Insurance and Package business primarily from lower supplemental insureds, a higher cost of insurance, and lower package members which was partially offset by growth from existing clients in our Loyalty business. International net revenues increased by $33.8 million, primarily from higher retail membership revenue associated with increased members.

Segment EBITDA increased $0.9 million, primarily due to the absence in 2013 of a 2012 impairment charge of $39.7 million of goodwill and certain other intangible assets that were acquired in the August 1, 2011 acquisition of Prospectiv. Excluding this charge, Segment EBITDA decreased $38.8 million as the negative impact of the lower revenues along with higher general and administrative costs was partially offset by lower marketing and commissions and lower operating costs.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following section provides an overview of our consolidated results of operations for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Net Revenues. During the nine months ended September 30, 2013 we reported net revenues of $1,022.9 million, a decrease of $107.1 million, or 9.5%, as compared to net revenues of $1,130.0 million in the comparable period in 2012.  Net revenues of our Membership Products decreased $133.1 million primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement. Revenue also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty. Insurance and Package Products revenues decreased $24.3 million primarily from the impact of lower average supplemental insureds along with a higher cost of insurance from higher claims experience. Package revenue decreased from the impact of lower average package members. Loyalty Products net revenues increased $16.4 million which was primarily attributable to increased revenues from existing client programs. International Products net revenues increased $33.8 million primarily from higher retail membership revenue associated with increased members, revenue from our Turkish business acquired in the fourth quarter of 2012 and a favorable currency impact of $2.2 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $73.0 million, or 16.3%, to $375.1 million for the nine months ended September 30, 2013 from $448.1 million for the nine months ended September 30, 2012. Marketing and commissions expense decreased $78.5 million in our Membership business primarily due to lower commissions from lower retail member volumes, a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement and fewer marketing opportunities with our large financial institution marketing partners. Insurance and Package cost decreases, primarily from lower commissions, were substantially offset by increases in our International business primarily from increased spending in our offline retail channel.

Operating Costs. Operating costs decreased by $16.0 million, or 4.6%, to $328.2 million for the nine months ended September 30, 2013 from $344.2 million for the nine months ended September 30, 2012. Operating costs decreased $30.1 million in our Membership business primarily due to lower product and servicing costs associated with lower retail member volumes and were partially offset by increased costs in our International business of $15.2 million primarily due to higher product and servicing costs in response to the higher joins.

General and Administrative Expense. General and administrative expense increased by $19.3 million, or 19.4%, to $118.7 million for the nine months ended September 30, 2013 from $99.4 million for the nine months ended September 30, 2012. Insurance and Package costs increased $15.7 million primarily due to a contract termination related to our decision to transfer a significant portion of our AD&D business to a new carrier by 2014. The contract termination requires payments totaling $14.8 million for a settlement with our primary insurance carrier which relieves us of our obligation to maintain certain business volume commitments and payments for estimated premium refunds owed to certain insureds as specified in the current carrier agreement. In our Membership business, general and administrative costs increased $2.9 million primarily from the absence in 2013 of a 2012 reversal of a liability of $14.6 million in connection with anticipated earn-out payments originally recorded for the Prospectiv acquisition in 2011 which more than offset the benefit realized from lower employee related costs and lower professional fees.

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

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $61.3 million for the nine months ended September 30, 2013 to $86.3 million from $147.6 million for the nine months ended September 30, 2012, from recording $11.6 million less amortization expense in 2013 as compared to 2012 primarily related to intangible assets acquired in the Webloyalty acquisition, principally member relationships, and lower amortization of $42.3 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years.

Interest Expense. Interest expense increased by $12.1 million, or 10.9%, to $123.6 million for the nine months ended September 30, 2013 from $111.5 million for the nine months ended September 30, 2012 primarily due to higher interest accrued on our term loan as a result of the amendment to the Affinion Credit Facility in the fourth quarter of 2012 which increased the interest rates on LIBOR and base rate loans.

Income Tax Expense. Income tax expense increased by $3.3 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to an increase in the current foreign tax liabilities and the deferred federal, state and foreign tax liabilities for the nine months ended September 30, 2013, partially offset by a decrease in the current state tax liabilities for the same period.

Our effective income tax rates for the nine months ended September 30, 2013 and 2012 were (135.4)% and (14.9)%, respectively. The difference in the effective tax rates for the nine months ended September 30, 2013 and 2012 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $59.1 million for the nine months ended September 30, 2012 to $9.0 million for the nine months ended September 30, 2013 and an increase in income tax expense from $8.9 million for the nine months ended September 30, 2012 to $12.2 million for the nine months ended September 30, 2013. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Nine Months Ended September 30,
	Net Revenues			Segment EBITDA(1)
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$412.2	$545.3	$(133.1)	$81.7	$110.4	$(28.7)
Insurance and Package Products	226.9	251.2	(24.3)	60.4	82.0	(21.6)
Loyalty Products	129.4	113.0	16.4	52.7	38.1	14.6
Eliminations	(1.6)	(1.7)	0.1	—	—	—
Total North America	766.9	907.8	(140.9)	194.8	230.5	(35.7)
Affinion International
International Products	256.0	222.2	33.8	18.2	20.5	(2.3)
Total products	1,022.9	1,130.0	(107.1)	213.0	251.0	(38.0)
Corporate	—	—	—	(12.6)	(11.8)	(0.8)
Impairment of goodwill and other long-lived assets	—	—	—	—	(39.7)	39.7
Total	$1,022.9	$1,130.0	$(107.1)	200.4	199.5	0.9
Depreciation and amortization				(86.3)	(147.6)	61.3
Income from operations				$114.1	$51.9	$62.2

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues decreased by $133.1 million, or 24.4%, to $412.2 million for the nine months ended September 30, 2013 as compared to $545.3 million for the nine months ended September 30, 2012.  Net revenues decreased primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement. Net revenues also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty.

Segment EBITDA decreased by $28.7 million, or 26.0%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Segment EBITDA decreased as the impact of the lower net revenues of $133.1 million and higher general administrative costs of $2.9 million was partially offset by lower marketing and commissions of $78.5 million and lower operating costs of $30.1 million. The lower marketing and commissions were primarily the result of reduced commissions principally from lower retail member volumes, a change in deal structure terms with a large client from retail to fee-for-service and fewer marketing opportunities with our large financial institution marketing partners. Operating costs decreased primarily from lower product and servicing costs associated with the lower retail member volumes. General and administrative costs increased primarily due to the absence in 2013 of a reversal of a liability recorded in 2012 of $14.6 million in connection with potential earn-out payments related to the Prospectiv acquisition and was partially offset by lower employee related costs and lower professional fees.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $24.3 million, or 9.7%, to $226.9 million for the nine months ended September 30, 2013 as compared to $251.2 million for the nine months ended September 30, 2012. Insurance revenue decreased approximately $14.5 million primarily due to the impact of lower average supplemental insureds and a higher cost of insurance from higher claims experience. Package revenue decreased approximately $9.8 million primarily due to the impact of lower average Package members.

Segment EBITDA decreased by $21.6 million, or 26.3%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, as the lower net revenues and higher general administrative costs were partially offset by lower marketing and commissions.  The higher general and administrative costs were primarily attributable to payments required as part of a contract termination with our primary insurance carrier. The contract termination requires payments totaling $14.8 million which include a termination settlement which relieves us of business volume commitments that are no longer expected to be met with that carrier as a result of the anticipated migration of the AD&D insureds to a replacement carrier, and an additional payment for estimated premium refunds owed to certain insureds as specified in the current carrier agreement.

Loyalty Products. Revenues from Loyalty Products increased by $16.4 million, or 14.5%, for the nine months ended September 30, 2013 to $129.4 million as compared to $113.0 million for the nine months ended September 30, 2012 primarily due to growth from existing clients.

Segment EBITDA increased by $14.6 million, or 38.3%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to the increase in net revenue.

Affinion International

International Products. International Products net revenues increased by $33.8 million, or 15.2%, to $256.0 million for the nine months ended September 30, 2013 as compared to $222.2 million for the nine months ended September 30, 2012.  Net revenues increased primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members along with revenues from our business in Turkey which was acquired in the fourth quarter of 2012. Net revenues were also positively impacted by $2.2 million from weakness in the U.S. dollar.

Segment EBITDA decreased by $2.3 million, or 11.2%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 as the positive impact of the higher revenue was more than offset by higher marketing and commissions from increased spending in our offline retail channel and an increase in operating costs primarily from higher product and servicing costs associated with the higher membership base.

Corporate

Corporate costs increased by $0.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, as higher legal costs associated with corporate activities were partially offset by lower stock compensation costs recorded in 2013 as compared to 2012 and a favorable impact in foreign exchange on intercompany borrowings.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition—September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012	Increase (Decrease)
	(in millions)
Total assets	$1,441.2	$1,473.1	$(31.9)
Total liabilities	2,611.2	2,619.2	(8.0)
Total deficit	(1,170.0)	(1,146.1)	(23.9)

Total assets decreased by $31.9 million principally due to a decrease in other intangibles, net of $53.6 million, principally due to amortization expense of $54.6 million. This decrease and other less significant decreases were partially offset by an increase in cash of $60.8 million (see “—Liquidity and Capital Resources—Cash Flows”).

Total liabilities decreased by $8.0 million, principally due to a decrease in deferred revenue of $19.3 million due to the continuing shift of the membership base to monthly memberships. This decrease and other less significant decrease were partially offset by an increase in accounts payable and accrued expenses of $24.9 million, due to higher interest accruals.

Total deficit increased by $23.9 million, principally due to a net loss attributable to the Company of $21.5 million and foreign currency translation effect of $2.5 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are to service our indebtedness and for working capital, capital expenditures and general corporate purposes. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. In October 2013, the Company entered into a settlement agreement with 47 state attorneys general relating to legacy marketing practices in its membership business known as “onine data pass” and “live-check marketing” and, concurrently, into a settlement agreement with the State of Iowa. In connection with these settlement agreements, the Company expects to make payments during the fourth quarter of 2013 aggregating approximately $38.4 million. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future, including quarterly amortization payments on our term loan facility under our $1.3 billion amended and restated senior secured credit facility. The term loan facility also requires mandatory prepayments based on excess cash flows as defined in our amended and restated senior secured credit facility.

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

Cash Flows—Nine Months Ended September 30, 2013 and 2012

At September 30, 2013, we had $93.3 million of cash and cash equivalents on hand, an increase of $36.8 million from $56.5 million at September 30, 2012. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Cash provided by (used in):
Operating activities	$102.9	$54.8	$48.1
Investing activities	(33.2)	(39.2)	6.0
Financing activities	(8.8)	(45.8)	37.0
Effect of exchange rate changes	(0.1)	0.4	(0.5)
Net change in cash and cash equivalents	$60.8	$(29.8)	$90.6

Operating Activities

During the nine months ended September 30, 2013, we generated $48.1 million more cash from operating activities than during the nine months ended September 30, 2012. Segment EBITDA increased by $0.9 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 (see “—Results of Operations”). During the nine months ended September 30, 2013, receivables generated cash flows that were $23.5 million more favorable than the cash flows during the nine months ended September 30, 2012, due to reduced revenues in our Membership Products business and the timing of receipts from clients in our Loyalty Products business, partially offset by the impact of seasonality and timing of client receipts in the travel business, and other current assets generated cash flows that were $22.3 million more favorable than the cash flows during the nine  months ended September 30, 2012 due to decreased levels of gift cards inventory and other prepayments. These increases were partially offset by cash flows from other non-current assets that were $10.1 million less favorable than during the nine months ended September 30, 2012 due to increased long-term prepaid commissions in our International Products business.

Investing Activities

We used $6.0 million less cash in investing activities during the nine months ended September 30, 2013 as compared to the same period in 2012. During the nine months ended September 30, 2013, we used $29.2 million for capital expenditures and $3.4 million for acquisition-related payments. During the nine months ended September 30, 2012, we used $38.2 million for capital expenditures and $1.2 million for acquisition-related payments.

Financing Activities

We used $37.0 million less cash in financing activities during the nine months ended September 30, 2013 as compared to the same period in 2012. During each of the nine month periods ended September 30, 2013 and 2012, we made principal payments on our debt of $8.8 million and during the nine month period ended September 30, 2012, we also made a $37.0 million return of capital payment to our parent company.

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company, and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. As of September 30, 2013, we had approximately $1.9 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years.

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. However, the term loan facility will mature on the date that is 91 days prior to the maturity of the senior subordinated notes unless, prior to that date, (a) the maturity for our senior subordinated notes is extended to a date that is at least 91 days after the maturity of the term loan facility or (b) the obligations under our senior subordinated notes are (i) repaid in full or (ii) refinanced, replaced or defeased in full with new loans and/or debt securities with maturity dates occurring after the maturity date of the term loan. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to the term loan facility and the revolving credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 4.00%. The effective interest rate on the term loan for the nine months ended September 30, 2013 and 2012 was 6.5% and 5.0% per annum, respectively. Our obligations under our senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Our senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of senior secured debt (as defined in our senior secured credit facility) to EBITDA (as defined in our senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. A portion of the April 2010 proceeds of the term loan under our senior secured credit facility were utilized to repay the outstanding balance of the then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

On November 19, 2010, the Company completed a private offering of $475.0 million aggregate principal amount of 7.875% senior notes due 2018 (the “7.875% senior notes”) providing net proceeds of $471.5 million. The 7.875% senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 7.875% senior notes will mature on December 15, 2018. The 7.875% senior notes are redeemable at the Company’s option prior to maturity. The indenture governing the 7.875% senior notes contains negative covenants which restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. The Company’s obligations under the 7.875% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s indebtedness under its senior secured credit facility. The 7.875% senior notes and guarantees thereof are senior unsecured obligations of the Company and rank equally with all of the Company’s and the guarantors’ existing and future senior indebtedness and senior to the Company’s and the guarantors’ existing and future subordinated indebtedness. The 7.875% senior notes are effectively subordinated to the Company’s and the guarantors’ existing and future secured indebtedness, including the Company’s obligations under its senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. The 7.875% senior notes are structurally subordinated to all indebtedness and other obligations of each of the Company’s existing and future subsidiaries that are not guarantors. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 7.875% senior notes, the Company completed a registered exchange offer and exchanged all of the then-outstanding 7.875% senior notes for a like principal amount of 7.875% senior notes that have been registered under the Securities Act. The Company used substantially all of the net proceeds of the offering of the 7.875% senior notes to repay all of the 2005 senior notes and the 2009 senior notes.

At September 30, 2013, the Company had $1,087.5 million outstanding under the term loan facility, $475.0 million ($472.7 million net of discount) outstanding under the 7.875% senior notes and $355.5 million ($354.4 million net of discount) outstanding under the senior subordinated notes. At September 30, 2013, there were no outstanding borrowings under the revolving credit facility and the Company had $148.1 million available under the revolving credit facility after giving effect to the issuance of $16.9 million of letters of credit.

On November 7, 2013, (1) Affinion Holdings commenced an offer to exchange its outstanding $325.0 million aggregate principal amount of Affinion Holdings senior notes for (a) its new 13.75/14.50% senior secured payment-in-kind/toggle notes due 2018, (b) series A warrants to purchase Affinion Holdings’ Class B common stock and (c) series B warrants to purchase Affinion Holdings’ class B common stock (the “Holdings Exchange Offer”) and (2) Affinion Investments, LLC (“Investments”), a wholly-owned unrestricted subsidiary of the Company, commenced an offer to exchange the Company’s outstanding $355.5 million aggregate principal amount of senior subordinated notes for Investments’ new 13.50% senior subordinated notes due 2018 (the “AGI Exchange Offer” and, together with the Holdings Exchange Offer, the “Exchange Offers”). The Exchange Offers are scheduled to expire on December 9, 2013, unless extended or earlier terminated. The consummation of the Exchange Offers is conditioned upon, among others, the valid tender and acceptance of at least approximately $300.6 million aggregate principal amount of Affinion Holdings senior notes in the Holdings Exchange Offer and approximately $320.0 million aggregate principal amount of the Company’s senior subordinated notes in the AGI Exchange Offer.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our 7.875% senior notes and our senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our senior secured credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum senior secured leverage ratio. The interest coverage ratio as defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be greater than 1.25 to 1.0 at September 30, 2013. The senior secured leverage ratio as defined in our senior secured credit facility (senior secured debt, as defined, to Adjusted EBITDA, as defined) must be less than 4.25 to 1.0 at September 30, 2013. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the 7.875% senior notes and the senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of September 30, 2013, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended September 30, 2013 to Adjusted EBITDA.

Twelve Months Ended September 30, 2013(a)
(in millions)
Net cash provided by operating activities	$117.0
Interest expense, net	161.8
Income tax expense	13.5
Amortization of debt discount and financing costs	(9.9)
Provision for loss on accounts receivable	(6.9)
Deferred income taxes	(5.5)
Changes in assets and liabilities	(12.5)
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings(b)	28.4
Other, net(c)	42.5
Adjusted EBITDA, excluding pro forma adjustments(d)	328.4
Effect of the pro forma adjustments(e)	11.0
Adjusted EBITDA, including pro forma adjustments(f)	$339.4

(a)

Represents consolidated financial data for the year ended December 31, 2012, minus consolidated financial data for the nine months ended September 30, 2012, plus consolidated financial data for the nine months ended September 30, 2013.

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

(d)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on October 1, 2012 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.

(e)

Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions as if such restructurings and cost savings initiatives had occurred on October 1, 2012.

(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group, Inc. for the twelve months ended September 30, 2013 to Adjusted EBITDA as required by our credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.

Twelve Months Ended September 30, 2013(a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(52.3)
Interest expense, net	161.8
Income tax expense	13.5
Non-controlling interest	0.5
Depreciation and amortization	123.2
Effect of purchase accounting, reorganizations and non-recurring revenues and gains(b)	4.2
Certain legal costs(c)	14.3
Net cost savings(d)	9.9
Other, net(e)	53.3
Adjusted EBITDA, excluding pro forma adjustments(f)	328.4
Effect of the pro forma adjustments(g)	11.0
Adjusted EBITDA, including pro forma adjustments(h)	$339.4
Interest coverage ratio(i)	2.20
Senior secured leverage ratio(j)	2.96
Fixed charge coverage ratio(k)	2.19

(a)

Represents consolidated financial data for the year ended December 31, 2012, minus consolidated financial data for the nine months ended September 30, 2012, plus consolidated financial data for the nine months ended September 30, 2013.

(b)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition.
(c)	Represents the elimination of legal costs for certain legal matters.
(d)	Represents the elimination of costs associated with severance incurred.
(e)

Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, including payments to option holders, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs associated with certain strategic and corporate development activities including business optimization, (vi) consulting fees paid to Apollo and (vii) facility exit costs.

(f)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on October 1, 2012 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 7.875% senior notes and senior subordinated notes.

(g)

Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Prospectiv and Back-Up and Travel acquisitions as if such restructurings and cost savings initiatives had occurred on October 1, 2012.

(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (g) above.
(i)

The interest coverage ratio is defined in our amended and restated senior secured credit facility, as amended on November 20, 2012 (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be equal to or greater than 1.25 to 1.0 at September 30, 2013.

(j)

The senior secured leverage ratio is defined in our amended and restated senior secured credit facility, as amended on November 20, 2012 (senior secured debt, as defined, to Adjusted EBITDA, as defined). The senior secured leverage ratio must be equal to or less than 4.25 to 1.0 at September 30, 2013.

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

The interest rate swap was recorded at fair value, either as an asset or liability. The change in the fair value of the swap, which was not designated as a hedging instrument, is included in interest expense in the accompanying unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2013 (dollars are in millions unless otherwise indicated):

	2013	2014	2015	2016	2017	2018 and Thereafter	Total	Fair Value At September 30, 2013
Fixed rate debt	$0.1	$0.4	$355.8	$0.1	$—	$475.0	$831.4	$684.0
Average interest rate	9.43%	9.43%	9.43%	7.88%	7.88%	7.88%
Variable rate debt	$2.8	$11.3	$11.2	$1,062.2	$—	$—	$1,087.5	$1,059.0
Average interest rate(a)	6.5%	6.50%	6.50%	6.50%

(a)	Average interest rate is based on rates in effect at September 30, 2013.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At September 30, 2013, the Company had in place contracts to sell EUR 26.6 million and receive $35.9 million and to sell GBP 13.9 million and receive $22.2 million.

During the three and nine months ended September 30, 2013, the Company recognized a realized loss on the forward contracts of $2.1 million and $0.6 million, respectively, and during the three and nine months ended September 30, 2012, the Company recognized a realized loss on the forward contracts of $0.8 million and $0.9 million, respectively. As of September 30, 2013, the Company had a $0.3 million unrealized loss on the foreign currency forward contracts.

At September 30, 2013, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of September 30, 2013, approximately $51.5 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. 1

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.

We are a highly leveraged company.  As of September 30, 2013, we had approximately $1.9 billion principal amount of outstanding indebtedness.  Our annual debt service payment obligations, exclusive of capital lease obligations, do not include any required principal repayments until 2015, other than quarterly payments on our term loan equal to 1% per annum and annual required repayments based on excess cash flow.  As of September 30, 2013, our estimated annual 2013 principal and interest payments on our debt will be approximately $159.4 million.  Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control.  Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations.  If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity.  We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

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

The terms of our senior secured credit facility and the indentures governing our 7.875% senior notes due 2018 (the “senior notes”) and our 11½% senior subordinated notes due 2015 (the “senior subordinated notes”) may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

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

1 NTD: Risk factors still in process.

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

The terms of the indentures governing our senior notes and senior subordinated notes, and our senior secured credit facility contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness.  However, these restrictions are, or will be (as applicable), subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial.  Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness.  As of September 30, 2013, we had $148.1 million available for additional borrowing under the revolving loan commitments under our senior secured credit facility, after giving effect to $16.9 million of outstanding letters of credit.  In addition, the covenants under our existing debt agreements would allow us to borrow a significant amount of additional debt.  The more we become leveraged, the more we, and in turn our security holders, become exposed to the risks described above under “—Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.”

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

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility or otherwise, in an amount sufficient to fund our liquidity needs.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosure Regarding Forward-Looking Statements.”

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.  These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.  In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indentures governing our senior notes and our senior subordinated notes may restrict us from adopting some of these alternatives.  In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.  We may not be able to consummate those dispositions for fair market value or at all.  Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.  Furthermore, Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing.

We are a holding company with no direct operations and no significant assets other than the direct and indirect ownership of its subsidiaries and all of its net revenues are earned by our direct and indirect subsidiaries.  Our ability to service our indebtedness depends upon the performance of these subsidiaries and their ability to make distributions.

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

Since the consummation of the Acquisition, we have had a history of net losses and negative working capital.  For the years ended December 31, 2012, 2011 and 2010, we had net losses attributable to us of $99.3 million, $109.7 million and $142.6 million, respectively.  For the nine months ended September 30, 2013, we had a net loss attributable to us of $21.5 million. We cannot assure you that we will not continue to report net losses in future periods.  Our working capital deficit as of December 31, 2012, 2011 and 2010 was $163.7 million, $160.1 million and $76.9 million, respectively.

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

We provide periodic reports as a “voluntary filer” pursuant to our contractual obligations in the indentures governing the notes, which contractual obligations may be amended without your consent.

Our obligation to file periodic reports pursuant to Section 15(d) of the Exchange Act has been automatically terminated because our senior notes and our senior subordinated notes were each held by fewer than 300 persons on January 1, 2013.  Notwithstanding this automatic suspension of our reporting obligations pursuant to Section 15(d) of the Exchange Act, we intend to continue filing periodic reports with the SEC and to provide holders of our senior notes and our senior subordinated notes with copies of any filed reports as a “voluntary filer” in compliance with the indentures governing the senior notes and the senior subordinated notes.  We expect that such periodic reports filed by us as a voluntary filer (including this Quarterly Report on Form 10-Q ) will comply fully with all applicable rules and regulations of the SEC.  However, we could eliminate the periodic reporting covenant in the indentures governing the senior notes and the senior subordinated notes with the consent of the holders of at least a majority of the notes, in which case we would no longer be obligated to file periodic reports with the SEC and may cease doing so.

We must replace the clients, including marketing partners, and customers we lose in the ordinary course of business and if we fail to do so our revenue may decline and our client and customer base will decline, resulting in material adverse effects to our financial condition.

We lose a substantial number of our customers each year in the ordinary course of business. The loss of clients, including marketing partners, or customers has occurred historically, and in the future may occur, due to numerous factors, including:

•	changing customer preferences;

•	competitive price pressures;

•	general economic conditions;

•	customer dissatisfaction;

•	credit or debit card holder turnover; and

•	client and customer turnover.

Further, more recently, we also have experienced a net loss of members and end-customers due to the regulatory issues at our financial institution marketing partners, which have and may continue to cause, such partners to cancel the membership of certain members and end-customers. Additionally, we expect to continue to see a net loss of members and end-customers as we continue our ongoing strategy to focus on overall profitability and generating higher revenue from each member rather than the size of our member base and as we increase our level of marketing investment with non-financial clients and in media where we have less response history from prior marketing efforts, which could result in lower overall consumer response and longevity than what we historically observed from our financial clients or through direct mail. Failure to obtain new customers who produce revenue at least equivalent to the revenue from the lost customers would result in a reduction in our revenue as well as a decrease in the number of our customers. Because of the large number of customers we need to replace each year, there can be no assurance that we can successfully replace them. In addition, even if we are successful in adding new customers to replace lost revenues, our profitability may still decline.

If we fail to implement our business strategy successfully, our financial performance could be harmed.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy is to pursue initiatives that maintain and enhance our position as a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with our marketing partners by creating and/or delivering valuable products and services that generate incremental loyalty and to focus on attractive opportunities that will increase our profitability and cash flows. We may not be able to implement our business strategy successfully or achieve the anticipated benefits. If we are unable to do so, our long-term growth, profitability and ability to service our debt may be materially adversely affected. Even if we are able to implement some or all of the key elements of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategy could also be affected by a number of factors beyond our control, such as legal developments, government regulation, general economic conditions or increased operating costs or expenses.

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

We depend on various third-party vendors to supply certain products and services that we market and to market certain of our products and services on our behalf. The failure of these vendors for any reason to provide these products or services or market these products and services in accordance with our requirements could result in customer dissatisfaction, expose us to increased liability and harm our business, financial condition and reputation.

We depend on various third-party vendors, including travel and hospitality suppliers, credit content providers, and insurance carriers, to supply the products and services that we market, and the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms as favorable to us. Additionally, if any third party vendor suffers interruptions, delays or quality problems, it could result in negative publicity and customer dissatisfaction which could reduce our revenues and profitability. With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals and maintain compliance with insurance regulations. If such carriers do not obtain appropriate state regulatory approvals or comply with such changing regulations, we may be required to use an alternative carrier or change our insurance products or cease marketing certain insurance related products in certain states, as a result of which our revenue and profitability could be adversely affected. If we are required to use an alternative insurance carrier or change our insurance related products, it may materially increase the time required to bring an insurance related product to market. As we are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction.

Furthermore, we utilize third-party vendors to market certain of our products and services on our behalf. The failure of any of our third-party vendors to satisfy our contractual or other requirements, including the failure to comply with applicable laws or regulations, could subject us to private lawsuits or governmental investigations or proceedings, may result in our liability for damages and fines, and/or harm our reputation. If any third-party vendor marketing our products and services on our behalf suffers interruptions, delays or quality problems, it could reduce our revenues and profitability.

With respect to both vendors that supply certain products or services and vendors that market certain of our products and services, replacing existing third-party vendors with more expensive third-party vendors could increase our costs and reduce our profitability. Additionally, if third-party vendors increase their prices for their services, it would increase our costs and could result in a reduction of our profitability.

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

We have traditionally marketed membership programs which have up-front annual membership fees.  However, over the last six years, we expanded our marketing of membership programs for which membership fees are payable in monthly installments.  In excess of 95% of our domestic new member and end-customer enrollments for the nine months ended September 30, 2013 were in monthly payment programs.  Our increased emphasis on monthly payment programs adversely affects our cash flow in the short term because the membership fee is collected over the course of the year rather than at the beginning of the membership term as with annual billing.

We may be unable to achieve annual Adjusted EBITDA growth in future periods.

We may not be able to achieve annual Adjusted EBITDA growth in future periods.  A variety of risks and uncertainties could cause us to not achieve Adjusted EBITDA growth, including, among others, business, economic and competitive risks and uncertainties discussed under “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosure Regarding Forward-Looking Statements.”  In order to achieve Adjusted EBITDA growth in future periods, we must continue to implement our business strategy, achieve our target minimum returns on investment for our marketing expenditures, maintain or exceed the renewal rate and profitability of our customer base, retain key marketing partners and expand those relationships, develop relationships with new key marketing partners, grow our international operations, and experience no material adverse developments that would impact our cost structure, or material adverse developments in the regulatory environment in which we operate, among other things.  Accordingly, we cannot assure you that we will be able to achieve Adjusted EBITDA growth for any future period.

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

Our business is increasingly subject to U.S. and foreign government regulation, which could impede our ability to market and provide our programs and services and reduce our profitability.

We market our programs and services through various distribution media, including direct mail, point-of-sale marketing, telemarketing, online marketing and other methods. These media are regulated by state, federal and foreign laws and we believe that these media will be subject to increasing regulation. Such regulation may limit our ability to solicit or sign up new customers or to provide products or services to existing customers.

Our U.S. programs and services are subject to extensive regulation and oversight by the Federal Trade Commission (“FTC”), the Federal Communications Commission (“FCC”), the CFPB, state attorneys general and/or other state regulatory agencies, including state insurance regulators. Our programs and services involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing related to our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and related regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance products are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Our travel products and services are subject to regulation by the U.S. Department of Transportation, as well as other U.S. laws and regulations governing the offer and sale thereof. The gift cards that we provide to our clients, their customers and members are subject to the Credit Card Accountability Responsibility and Disclosure Act of 2009 and similar state laws, which contain specific disclosure requirements, prohibitions or limitations on the use of expiration dates and the ability to impose certain fees. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market and/or provide our programs and services and reduce our revenues and profitability.

Similarly our operations in the European Economic Area are also often subject to strict regulation and oversight by regulatory agencies, including the FCA in the U.K. These laws include, in particular, restrictions on our insurance intermediary activities as a regulated financial service requiring prior authorization and adherence to various rules on management and controls, documentation, complaints handling, minimum financial resources and the contracting process with consumers. In addition, our international business is subject to regulation including data protection legislation requiring notification and obtaining consent for certain marketing limitations on the transfer of personal data from and within the European Economic Area and advertising rules regarding the content of marketing. “Distance selling” information and cancellation rules must also be followed when we contract with consumers at a distance including via post, phone, email, text or website. In the latter case, electronic commerce rules also come into play. These distance selling and e-commerce rules are currently being revised pursuant to the European Consumer Directive and are expected to be implemented by each member state no later than June 13, 2014, which revisions cover the requirements regarding the purchase of goods and services on the internet or by phone.  Some of our products in the U.K. also involve the provision of services classified as consumer credit and therefore require additional licenses to be applied for and maintained. Additionally, individuals in the U.K. and other European countries have rights to prevent direct marketing to them by telephone, fax or email. Recent additions to the regulatory landscape to which we are subject in the European Economic Area include restrictions on what are considered to be unfair or misleading commercial practices and new general rules on providing services involving information and basic complaint handling rules to be followed. While many of these rules are based on European Directives, different jurisdictions have varying implementation and enforcement approaches which can be difficult to navigate. New rules or changes in existing ones at a European or Member State level in countries where we operate could restrict our current practices resulting in a reduction in our revenues and profitability.

Our global operations are also subject to trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. These trade sanctions generally prohibit U.S. persons, including our controlled international subsidiaries, from engaging in certain types of transactions, such as travel bookings, with designated foreign countries, nationals, organizations, and others, which prohibitions may conflict with laws of other jurisdictions in which we operate. We are also subject to U.S. and international anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other laws in other jurisdictions that prohibit the making, receiving or offering of improper payments or other benefits for the purpose of influencing decisions, obtaining or retaining business, or obtaining preferential treatment and require us to maintain adequate record-keeping and internal controls to ensure that our books and records accurately reflect our transactions.  We have implemented policies, training and compliance programs designed to prevent such prohibited practices and transactions, as well as detect such prohibited practices and transactions if they were to occur. However, there can be no assurance that our policies, training and compliance programs will effectively prevent violation of such laws and regulations. Any such violation may subject us to criminal and/or civil penalties, prohibit or limit the conduct of our business in such jurisdictions, and/or disrupt our operations as we develop new compliance procedures, any of which could adversely affect our business, our reputation and our profitability.

Some of our products, including our insurance products, require us to apply for, renew, and maintain licenses issued by state, federal or foreign regulatory authorities.  Such regulatory authorities have relatively broad discretion to grant, renew and revoke such licenses.  Accordingly, any failure by us to comply with the then current licensing requirements, which may include any determination of financial instability by such regulatory authorities, could result in such regulators denying our initial or renewal applications for such licenses, modifying the terms of licenses or revoking licenses we currently possess, which could severely inhibit our ability to market and/or provide these products.

Our marketing partners are subject to a wide variety of federal, state and foreign laws and regulations, including banking, insurance and privacy laws and supervisory audits and inquiries. Changes in the laws or regulations applicable to our marketing partners or the failure of our marketing partners to comply with such laws and regulations or the outcome of supervisory audits and inquiries have resulted in some of our financial institution marketing partners terminating, and may cause others to in the future to terminate, their contracts with us, to cease facilitating payment processing or to cease marketing our services to their members or end-consumers, all of which could have a material adverse impact on our business. In addition, our marketing partners are subject to various federal and state consumer protection laws designed to ensure that consumers are protected from unfair and deceptive marketing practices. Moreover, our financial institution marketing partners are subject to oversight by the Office of the Comptroller of the Currency (the “OCC”), Federal Deposit Insurance Corporation, the CFPB and the FCA as described below. Pursuant to such oversight, the financial institutions are required to oversee their service providers, vendors or products sold to customers of such financial institutions. As a result, our financial institution marketing partners may impose requirements and processes that could impede our ability to market our programs and services and reduce our revenues and profitability.

The overall impact of the regulations imposed on us and our clients by Dodd-Frank is difficult to estimate, in part because certain regulations need to be adopted by the CFPB with respect to consumer financial products and services and in part because regulations that have been adopted have only recently taken effect. These new and contemplated regulations and supervisory audits and inquiries could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our marketing partners that could delay or cease marketing campaigns with certain marketing partners or otherwise adversely affect our business, financial condition and results of operations. In addition, the CFPB or other bank oversight federal agencies, such as the OCC and FCA, have issued and may continue to issue rulings or findings or enter into a settlement or consent orders with one or more of our financial institution marketing partners that relates to the products or services we provide to such financial institution, which could adversely affect our marketing with that marketing partner or require changes to our products or services to consumers and could have a material adverse effect on our business, financial condition and results of operations. Moreover, other financial institutions may view such existing or future rulings, findings, settlements or consent orders as imposing a standard they will comply with. As a result, certain financial institution marketing partners have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to members or end-consumers, or require changes to our products or services to consumers that could have a material adverse effect on our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with these laws and regulations, as well as rapidly evolving expected standards, could adversely affect our business or our reputation.

Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and foreign regulatory and other investigations. Any changes to applicable regulations could materially increase our compliance costs. The risk of our noncompliance with any rules and regulations enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us (and in some cases our management) to fines, consumer restitution, or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and services and reduce our revenues and profitability. Certain types of noncompliance may also result in giving our marketing partners the right to terminate certain of our contracts or assert claims under our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing.

Over the past several years, there has also been proposed legislation in several states and the European Economic Area that may impact our business. For example, various state insurance commissions are reviewing the various health insurance model acts and regulations, which could change the manner in which certain supplemental insurance products may be offered to consumers.  Several bills also have been proposed in Congress that could restrict the collection and dissemination of personal information for marketing purposes. If such legislation is passed in one or more states or by Congress, it could impede our ability to market our programs and services and reduce our revenues and profitability.  Legislation relating to consumer privacy may also affect our ability to collect data that we use in providing our services, which, among other things, could negatively affect our ability to satisfy our clients’ needs.

We are subject to legal actions and governmental investigations that could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation.

We are involved in claims, legal proceedings and state, federal and foreign governmental inquiries related to employment matters, contract disputes, business and marketing practices, trademark and copyright infringement claims and other commercial matters.  Additionally, certain of our marketing partners have become, and others may become, involved in legal proceedings or governmental inquiries relating to our products or marketing practices.  As a result, we may be subject to indemnification obligations under our marketing agreements.  While we cannot predict the outcome of pending suits, claims, investigations and inquiries, the cost of responding to and defending such suits, as well as the ultimate resolution of any of these matters, could require us to incur significant expenses and, if resolved adversely to us, could impede our ability to market our programs and services, result in a loss of members and end-customers, reduce revenues and profitability and damage our reputation.  There can be no assurance that our accruals for legal actions or investigations will be sufficient to satisfy all related claims and expenses.

The Company has received in the past, and may receive in the future, inquiries from numerous state attorneys general and U.S. federal agencies and U.K. regulatory agencies relating to the marketing of its membership programs and its compliance with consumer protection statutes.  The Company responded to these regulatory bodies’ requests for documents and information and is in active discussions with them regarding their investigations and, in some cases, the resolution of these matters.  Settlement of such matters may include payment by the Company of the costs of the investigation, restitution to consumers and injunctive relief.  For example, as reported in our Current Report on Form 8-K filed with the SEC on October 10, 2013, we entered into a settlement agreement with 47 state attorneys general with respect to  the legacy marketing practices in our membership business known as “online data pass” and “live-check marketing.”

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

A significant portion of our business is conducted with financial institution marketing partners.  A prolonged downturn in the financial institution industry may have an adverse impact on our business.

Our future success is dependent in large part on continued demand for our programs and services within our marketing partners’ industries.  In particular, the customers of our financial institution marketing partners accounted for a significant amount of our members and end-customers and revenues in 2012.  A significant and prolonged downturn in the financial institution industry, or a trend in that industry to reduce or eliminate its use of our programs, products and services, could result in a loss of members and end-customers and reduce our revenues and profitability.  Additionally, our financial institution marketing partners are subject to extensive regulations, such as Dodd-Frank.  The Dodd-Frank regulatory framework included the creation of the CFPB which has the authority to regulate all consumer financial products sold by banks and non-bank companies.  These regulations have subjected our financial institution marketing partners to increased regulatory oversight and scrutiny regarding their compliance with consumer laws and regulations that could adversely affect our business, financial condition and results of operations.  In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation.

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

Certain of our services are based upon the collection, distribution and protection of sensitive private data.  Such data is maintained by the Company, as well as by certain of our third-party vendors that provide components for our products and services or assist in the billing for membership programs.  Although we maintain a global risk management program to minimize the risks of a data breach, including conducting periodic audits of the security risk programs of our third-party vendors, unauthorized users might access or disrupt that data, and human error or technological failures might cause the wrongful dissemination or disruption of that data.  If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our marketing partner agreements.  We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach.  Although we maintain insurance coverage for certain computer network security and privacy-related risks, we may also incur significant costs to alleviate problems that may be caused by future breaches.  Any breach or perceived breach could subject us to legal claims from marketing partners or customers under laws (such as California’s SB 1386 and regulations promulgated by the FCA and European data protection regimes) that govern breaches of electronic data systems containing non-public personal information.  There is no assurance that we would prevail in such litigation.  Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain marketing partners, members and end-customers.  In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.

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

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries.  In some countries we do not apply for patent, trademark, or copyright protection.  We also rely upon unpatented proprietary expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position.  While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached and may not provide meaningful protection for our trade secrets or proprietary expertise.  Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and expertise.  In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means.  The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets and proprietary expertise and methods could jeopardize our critical intellectual property, which could give our competitors an advantage in the marketplace, reduce our revenues and profitability and damage our reputation.

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

•	diminished ability to legally enforce our contractual rights;
•	currency exchange restrictions;
•	withholding and other taxes on remittances and other payments by subsidiaries; and
•	changes to tax laws or regulations in countries where our international businesses operate.

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

Approximately 68% of the common stock of Affinion Holdings is beneficially owned by investment funds affiliated with Apollo, and 20.6% is beneficially owned by investment funds affiliated with General Atlantic.  As a result, Apollo controls us and has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Affinion Holdings’ stock, including approving acquisitions or sales of all or substantially all of our assets, subject to the terms of the Affinion Holdings Stockholder Agreement.  Under the Affinion Holdings Stockholder Agreement, certain limited partnerships sponsored by General Atlantic currently have the right to nominate three of our eleven directors, and investment funds affiliated with Apollo have the right to nominate the remaining directors.  In addition, the Affinion Holdings Stockholder Agreement provides for the nomination of Mr. Todd Siegel as a director in his capacity as our Chief Executive Officer and for the nomination of Mr. Lipman as a director.  The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs, the declaration of dividends and the purchase of our indebtedness or Affinion Holdings’ indebtedness, in each case, subject to the terms of our senior secured credit facility and the indentures governing the notes and our senior subordinated notes.  Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.  Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”).  Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA.  CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists.  As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act.  The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries.  We have not independently verified or participated in the preparation of the disclosure below.

“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013.  CEVA’s review is ongoing.  CEVA will file a further report with OFAC after completing its review.

The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”).  The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively.  In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN.  The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively.  In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines.  The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran.  Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future.  CEVA intends to cooperate with OFAC in its review of this matter.”

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

AFFINION GROUP, INC.
Date:	November 7, 2013	By:	/S/ MARK G. GIBBENS
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