Form 10-K
period 2013-12-31
Affinion Group, Inc.
filed 2014-02-27
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2013 was zero.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of February 26, 2014 was 100.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Unless the context otherwise requires or indicates,

•

all references to “Affinion,” the “Company,” “we,” “our” and “us” refer to Affinion Group, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis after giving effect to the consummation on October 17, 2005 of the acquisition (the “Acquisition”) by Affinion Group, Inc. of Affinion Group, LLC (known as Cendant Marketing Group, LLC prior to the consummation of the Acquisition) (“AGLLC”) and Affinion International Holdings Limited (known as Cendant International Holdings Limited prior to the consummation of the Acquisition) (“AIH”) and the other transactions described in this Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Transactions,” but for periods prior to the Acquisition, refer to the historical operations of Cendant Marketing Services Division (a division of Cendant Corporation) (the “Predecessor”) that we acquired in the Acquisition,

•

all references to our consolidated subsidiaries include (i) Affinion Investments, LLC, Affinion Investments II, LLC and Affinion Developments, LLC, all of which are unrestricted subsidiaries under the indentures governing our senior notes and senior subordinated notes (as such terms are defined below)  and (ii)  for periods after January 14, 2011, Webloyalty (as defined below),

•	all references to “Affinion Holdings” refer to our parent company, Affinion Group Holdings, Inc., a Delaware corporation, and
•

all references to “fiscal year” are to the twelve months ended December 31 of the year referenced. In addition, a glossary of terms used in this Report to describe our business has been provided. See “Glossary.”

Item 1.	Business

The following description of our business is current as of December 31, 2013 and does not give effect to or incorporate any subsequent events unless otherwise noted.

Overview

We are a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. We generally partner with these leading companies in two ways: 1) by developing and supporting programs that are natural extensions of our partner companies’ brand image and that provide valuable services to their end-customers, and 2) by providing the back-end technological support and redemption services for points-based loyalty programs. Using our expertise in customer engagement, product development, creative design and data-driven targeted marketing, we develop and market programs and services that enable the companies we partner with to generate significant, high-margin incremental revenue, enhance our partners’ brand among targeted consumers as well as strengthen and enhance the loyalty of their customer relationships. The enhanced loyalty can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. We refer to the leading companies that we work with to provide customer engagement and loyalty solutions as our marketing partners or clients. We refer to the consumers to whom we provide services directly under a contractual relationship as subscribers, insureds or members. We refer to those consumers that we service on behalf of a third party, such as one of our marketing partners, and with whom we have a contractual relationship as end-customers.

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

We design customer engagement and loyalty solutions with an attractive suite of benefits and ease of usage that we believe are likely to interest and engage consumers based on their needs and interests. For example, we provide discount travel services, credit monitoring and identity-theft resolution, accidental death and dismemberment insurance, roadside assistance, various checking account and credit card enhancement services, loyalty program design and management, disaggregated loyalty points redemptions for gift cards, travel and merchandise, as well as other products and services.

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

Our business model is characterized by substantial recurring revenues, strong operating margins and significant cash flows. We generate revenues primarily through the sale of our value-added subscription-based products and services to the end-customers of our marketing partners and customers whom we bill on a monthly, quarterly or annual basis. Further, we generate revenues from our marketing partners that choose to directly market our products and services to their customers on a wholesale basis and typically pay us a monthly fee per enrolled customer. We also generate revenues through our loyalty customer engagement business by designing and administering points-based loyalty programs on a contractual, fee-for-service basis. As a result, a substantial portion of our revenues consists of subscription payments and service fees that are recurring in nature or otherwise highly predictable given the terms of our contracts with marketing partners. Revenue from our existing customer base and long-term marketing partner relationships has historically generated approximately 80% of our next twelve months net revenue. We structure our contractual relationships with our marketing partners to support our strategy of pursuing the most profitable opportunities for our marketing, and related commission, expenditures.

For the year ended December 31, 2013, we had net revenues, net loss attributable to us and Adjusted EBITDA (as defined below) of $1,334.7 million, $89.6 million and $306.9 million, respectively.

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

As of December 31, 2013, we had more than 5,670 marketing partners in a variety of industries including financial services, retail, travel, telecommunications and utilities. Some of our leading marketing partners, based on revenues for the year ended December 31, 2013, include Wells Fargo, Citibank, JPMorgan Chase, Transworld Entertainment and Royal Bank of Scotland.

Revenues generated from our largest marketing partner, Wells Fargo, and its customers, accounted for 13.4% of total revenues in 2013. We have several contracts with Wells Fargo and in 2013, 81% of the revenues from these contracts were attributable to the individual subscribers who paid us directly. By providing services directly to the end-customers of our marketing partners, we become an important part of our marketing partners’ businesses. Many of our marketing partners have been working with us for over ten years.

Customers:

Our customers value participation in our programs because of the attractive benefits we provide either to address their fundamental needs in lifestyle and protection services at a reasonable price or to reward them for continued activity with our marketing partners, the ease of use and the wide range of benefits available with our products and the high level of service we deliver. Depending on the nature of the relationship we have with a given marketing partner, customers may either purchase our programs directly from us or receive the program from our marketing partner. We derived approximately 38.6% of our net revenues from members and end-customers we obtained through our 10 largest marketing partners.

As of December 31, 2013, we had approximately 60 million subscribers and end-customers enrolled in our membership, insurance and package programs worldwide and approximately 150 million customers who received credit or debit card enhancement services or loyalty points-based management services.

Vendors:

When we are unable to provide a benefit or service with our in-house capabilities, we contract with one or more of our many third-party vendors to provide components for our products and services, such as credit reports, supplemental insurance coverage, travel discounts, gift cards and merchandise. Our vendors value their relationships with us because we provide them with significant incremental revenue by bundling their content with our own and offering these solutions through unique and supplementary marketing channels. Generally, our relationships with key vendors are governed by long-term contracts (typically with initial terms of up to five years that renew automatically unless notice of non-renewal is given by either party prior to renewal). By combining the services of our vendors with our in-house capabilities, we are able to offer 14 core products and services on a subscription basis with 347 unique benefits, support almost 5,300 versions of products and services representing different combinations of pricing, benefits configurations and branding and provide a wide range of desirable options for the redemption of loyalty rewards points.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2013, managed programs representing an aggregate estimated redemption value of approximately $3.1 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel services, gift cards, cash back and merchandise, and, in 2013, we facilitated approximately $2.4 billion in redemption volume. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage turnkey travel services that are sold on a private label basis to provide our clients’ customers with direct access to our proprietary travel platform. A marketing partner typically engages us on a fee-for-service contractual basis, where we generate revenue in connection with the volume of redemption transactions.

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

Expertise in Various Marketing Methods and Types of Media. We have conducted more than 77,600 customer engagement and loyalty program marketing campaigns over the last five years. We utilize a variety of direct engagement media to market our programs and services, including direct mail, online marketing, point-of-sale marketing, direct response and television marketing, inbound and outbound telephony and voice response unit marketing. To promote awareness of our programs and services when we are marketing directly to the consumer, we employ various methods, including search engine marketing and search engine optimization, which ensures our programs are exposed to consumers who have conducted a search for such services, and affiliate networking, all of which generates incremental traffic directly to our direct-branded product sites. We operate a full-service creative agency with expertise in utilizing a wide variety of customer acquisition media.

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

Proprietary Technology, Models and Databases. Based on the length of our operating history, we believe our database of actual customer interactions, with approximately 1.1 billion unique records, is the largest and most comprehensive in the industry and cannot be replicated. We track the performance of all of our marketing campaigns across all different media and measure consumer preferences, response rates, and other engagement-related performance and profitability data while adhering to the highest standards of consumer data protection and privacy. We utilize this data to develop highly targeted, individualized marketing programs across multiple media and product offerings for each partner with the goal of strengthening their customer relationships and more precisely identifying types of customers likely to find our products and services of value.

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

Range of Capabilities for Loyalty Program Solutions. We monitor changing patterns of consumer preference to better understand the options consumers are more likely to respond to when redeeming points that have been awarded by a credit card issuer, travel service provider, retailer or other sponsor of a loyalty points program for rewards. We are able to fulfill consumers’ most preferential options because we have established direct relationships with hundreds of merchandise and gift card providers, representing more than 1,000 brands and we operate one of the largest travel agencies in the United States. Our clients are able to leverage these abilities to ensure that their loyalty programs are providing rewards that the consumer finds relevant and meaningful, which increases the likelihood that the program will positively influence consumer behavior.

We believe that the range of the services we are able to provide to support our clients’ loyalty programs provides us with a sustainable advantage over competitors who are not able to offer an advanced solution.

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

Attractive Operating Model with Significant Free Cash Flow Generation. We derive a substantial portion of our revenues on a recurring basis from our marketing partners and their customers. Subscribers who have been acquired through previous marketing efforts become a part of our membership base. The performance of our existing base typically follows a pattern that is consistent with our historical observations, providing us with insight with respect to planning our future business activities. Our business requires very little capital to support our growth, and annual capital expenditures typically represent a small percentage of our revenues. In addition, we benefit from certain tax attributes under §338(h)(10) of the Internal Revenue Code that will reduce our cash taxes in the future and further enhance our ability to generate strong, recurring cash flows. Tax deductions remaining under this provision as of December 31, 2013 amounted to approximately $0.8 billion and are expected to result in deductions of up to approximately $119.0 million per year for the next seven years. Consequently, we benefit from high predictability in the operation of our business, low volatility in our revenues and earnings, and enhanced ability to manage our business, service our indebtedness and pay dividends to stockholders.

Committed and Experienced Management Team. We believe that our senior management and our talented and experienced professionals are a principal reason why we have achieved significant success in all of our businesses. Led by our Executive Chairman, Nathaniel J. Lipman, and our Chief Executive Officer, Todd Siegel, both of whom have been with us for over fourteen years, each of our senior operating executives has more than eleven years of relevant industry experience in senior positions. We believe that the extensive experience and financial acumen of our management and marketing professionals provide us with a significant competitive advantage.

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

Optimize Our Marketing Investment. Our ability to adjust and optimize the allocation of our marketing expenditures across all of our marketing partners, media channels, products and geographic regions based on the available opportunities will help us continue to maximize the returns on each customer engagement and loyalty services marketing campaign. We target minimum returns on investment for all of our marketing expenditures, incorporating the expected revenues, persistency of customer tenure, commission rates and servicing and other variable costs for those customers who subscribe to our programs. Our goal is to maximize the average contribution per customer over the lifetime of that customer relationship, which we expect will maximize the growth of our cash flows, even though the aggregate number of customers we serve may grow at a slower rate or decline. For example, in the past three years we have grown the average revenue per member in our global membership business at a compound annual rate of approximately 1.4%, from $79.56 in 2011 to $81.77 in 2013.

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

Grow Our Loyalty Operations. We believe there are additional opportunities to expand our loyalty business as both current and prospective clients increasingly determine that a loyalty program is a meaningful way to differentiate their services in highly-competitive industries and as consumers continue to respond to these programs as a cost-effective method of acquiring travel services and other rewards. We believe we have opportunities to increase the range of administrative and redemption services we currently provide to our clients, and we intend to leverage our experience and capabilities to broaden the addressable market to include other industries where rewards programs can be used to favorably influence consumer behavior.

Expand Our Vertical Market Penetration and Range of Marketing Media. We believe there are substantial opportunities to add new marketing partners in the retail, financial, travel, Internet, cable, telecom and utilities industries, in both North America and Europe, where prospective partners desire to add incremental revenue and strengthen and enhance the loyalty of their customer relationships. We also believe there are significant opportunities to expand our marketing channels. This includes (1) direct-to-consumer marketing via internet and television advertising, in which we market proprietarily branded products and services that are comparable to what we offer through our affinity marketing channels, and (2) point-of-sale marketing with retailers, in which we leverage the benefits and services from our existing product portfolio to create and market a uniquely customized configuration that is relevant and meaningful to a particular retail marketing partner’s customers.

Focus on New Program Development. We continually develop and test new programs to identify consumer trends that can be converted into revenue-enhancing and customer engagement-building opportunities. These programs may include loyalty and enhancement services, identity theft protection products, fully underwritten insurance programs, and purchase warranty offerings. We also consider acquisitions of new and complementary products and technology to further enhance our offerings and generate additional revenue. In addition, we believe we have opportunities to grow our existing services by expanding the ways that consumers may access their program benefits, thereby enhancing the value of the underlying service. For instance, many of our programs, such as roadside assistance, loyalty rewards redemptions, leisure and travel discounts, and identity theft resolution are well-suited for consumer use via mobile applications due to the real-time availability of the information the consumer desires to employ the service.

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

Industry and market data used throughout this Report were obtained from the DMA’s 2013 Statistical Fact Book (2013 Edition).

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

Marketing

We provide our customer engagement and loyalty solutions through retail and wholesale arrangements, or combinations of both, with our marketing partners, in addition to our direct to consumer marketing efforts. Under a retail arrangement, we usually market our products to a marketing partner’s customers by leveraging that marketing partner’s brand name and customer contacts. In retail arrangements, we typically bear or share the acquisition marketing costs. Under structures where we bear all or most of the acquisition marketing costs, we typically incur higher up-front expenses related to the customer solicitation and acquisition but share a lower amount of the related revenue (which we generally call a “commission”) with our marketing partners. Insurance programs are typically marketed under such arrangements, either through direct mail or through an offer placed on a marketing partner’s website. Under structures where our marketing partners share more of the acquisition marketing costs, we typically have lower up-front expenses, but pay higher commissions on related revenue to such partners. While the negotiated commission rates may vary considerably by marketing partner, the range of rates also varies based on the media that is used in the acquisition of the member, and are generally structured to compensate the marketing partner when its own resources are used in the marketing solicitation. For example, commission rates associated with direct mail campaigns are typically lower than those associated with in-branch campaigns.

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

We utilize financial models that are designed to target and predict returns over a five-year period for marketing expenditures related to membership programs and a seven-year period for marketing expenditures related to insurance programs. These models are used to determine the minimum response rate required to attain a targeted return per marketing campaign, net of attrition, applying an appropriate cost of capital. Our marketing systems model individual customer engagement and loyalty program marketing campaigns across multiple media and product offerings utilizing extensive data, customer contacts and the results of over 77,600 marketing campaigns conducted over the last five years. We typically target a minimum profitability return after all costs for all marketing expenditures related to our customer engagement solutions have been taken into account.

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

Point-of-Sale Marketing. Point-of-sale marketing is offered at our retail marketing partners’ stores, and the branch networks are the primary distribution medium for our checking account package enhancement as well as certain membership products with our financial institution marketing partners. Point-of-sale marketing utilizes a variety of promotional and display materials at these locations to create interest and drive program inquiries and enrollments, such as the discount of various purchasing activities with the marketing partner. Customer service representatives of our marketing partners may coordinate sales with the opening of new accounts and sale transactions. We also train our marketing partners’ point-of-sale personnel in the sales for our programs.

Live Operator Inbound Telemarketing (“Transfer Plus” and “Customer Service Marketing”). Transfer Plus is a live-operator call transfer program which operates out of our marketing partners’ call centers, and has proven successful in converting customer service calls into revenue opportunities. In Transfer Plus, qualified callers of a marketing partner are invited to hear about a special offer, and those callers who express interest in that offer are transferred to our representatives to hear more about the product or service. Customer Service Marketing is similar to Transfer Plus, however, our marketing partner’s or other third party’s representative continues with the sales process instead of transferring the call to us.  We handle all training and promotions for these programs. It also provides a no-cost employee retention program for our marketing partners as agents earn cash/awards from us for every call handled or transferred.

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

At December 31, 2013, our principal membership products included:

Product	Description	Key Features

	Complete credit security solution with advanced monitoring and proactive management tools that enable members to retain more control over their personal data and prevent fraudulent activity	•Access to credit reports, credit monitoring, fraud resolution •Online monitoring of social security numbers, credit cards and other personal data •Identity-theft expense reimbursement

	Access and monitoring of credit report, credit score and credit history to help members manage their credit and prevent identity-theft	•Access to credit data from all three credit bureaus •Credit monitoring from one or all three credit bureaus •Fraud resolution •Identity-theft expense reimbursement

	Credit card and document registration	•Cancellation/replacement of credit cards with fraud liability, sales price and return guarantee protection •Emergency cash advance and airline ticket replacement

	Discount travel service program offering a low-price guarantee on booking airline, hotel and car rental reservations	•5% cash back •Full service website provides access to over 130,000 hotel properties

Discount shopping program offering savings of 10%-50% off manufacturers’ suggested retail price on brand name consumer products

•200% low price guarantee for 60 days; automatic two-year warranty on most items

•Discount on over 5,900 items from more than 740 brand name manufacturers

•3.5% cash back on online orders of most items

	Discount program with preferred prices on new cars and discounts on maintenance, tires and parts	•Emergency roadside assistance •Up to 15% in service center network savings

Discount program offering everyday savings on dining, shopping, and admission to individual and family-oriented entertainment Discount program offering savings on home improvement and repair

•Over 320,000 savings offers nationwide

•Coupons from national retailers and local merchants

•Dining discount at more than 65,000 U.S. restaurants

•Discounts on home-related purchases and services

•Approximately 80,000 pre-screened contractors

•Over 150 home related How-to-Guides

•      Real estate and moving discounts

Product	Description	Key Features
Customer service that extends manufacturers’ warranties Discount program offering everyday savings and cash back rewards on dining, shopping, entertainment and travel

•Automatic five-year warranty extension

•50% off repair costs

•60 day price protection

•90 day return policy

•Over 300,000 savings offers nationwide

•Online cash rewards at over 800 retailers

•Travel discounts at over 25,000 hotels and car rental merchants

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

At December 31, 2013, our principal insurance products included:

Product	Description	Key Features

	Provides coverage for accidental death or serious injury	$1,000 initial complimentary coverage; up to $300,000 in additional coverage

	Pays cash directly to the insured if hospitalized due to a covered accident	Up to $1,200 per day hospitalized

	Provides coverage for accidental death	Up to $1,500,000 in accidental death insurance

We market our insurance products primarily by direct mail and the Internet. We use retail arrangements with our marketing partners when we market our insurance products to their customers. We earn revenue in the form of commissions from premiums collected, and in some cases, from economic sharing arrangements with the insurance carriers that underwrite the policies that we market. While these economic sharing arrangements have a loss-sharing feature that is triggered in the event that the claims made against an insurance carrier exceed the premiums collected over a specified period of time, historically, we have never had to make a payment to insurance carriers under such loss-sharing feature, and we also purchase reinsurance coverage to provide a backstop against high amounts of claims activity.

Domestic Package. We design and provide checking account enhancement programs to approximately 1,800 financial institutions in the United States. We provide these marketing partners with a portfolio of approximately 48 benefits in such areas as travel and shopping discounts, insurance and identity-theft resolution to create customized package offerings for their customers which are generally embedded in our marketing partners’ checking or deposit account and which enhance the value proposition for the growing trend of “fee-based” checking. For example, a financial institution can bundle enhancements such as cash back rewards, medical emergency data cards, discounted gift cards, telephone shopping services, car rental discounts, pharmacy discounts, hotel savings, dining discounts, and other benefits, with a standard checking or deposit account and offer these packages to its customers at no additional cost or for an additional monthly fee.

At December 31, 2013, our principal package products included:

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

Loyalty Products. We manage loyalty solutions products for points-based loyalty programs for many large financial institutions and other significant businesses. As of December 31, 2013, we managed programs representing an aggregate estimated redemption value of approximately $3.1 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel, gift cards and merchandise, and, in 2013, we facilitated approximately $2.4 billion in redemption volume. Our loyalty programs are private-label, customizable, full-service rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on customer requirements.

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

The following table illustrates the services provided to our clients:

Service	Description

Program Design	Establishes parameters for earning, redeeming, fulfilling, communicating and analyzing points

Program Management	Provides loyalty industry research, including consumer behavior and competitive program trends across various industries

Technology Platform	Scalable, customizable and flexible proprietary loyalty accounting and data management platform to meet marketing partners’ needs over the life of the programs

Rewards Fulfillment

Ownership of vendor management, inventory and fulfillment of program rewards

Works directly with over 540 vendors to obtain rewards and provides loyalty clients with access to more than 5,900 available merchandise models

Points Administration	Tracks and maintains customer account records and customer activities upon which point awarding business rules are based

Service	Description
Customer Experience Management	Provides a full-service, in-house contact center as an extension of the partner’s existing contact center

Program Communications	Produces HTML-based email newsletters and surveys which increase readership and are typically less expensive than direct mail campaigns for these programs Hosts many of its partners’ loyalty websites

Performance Monitoring	Provides internal and external access to its data warehousing environment, including a dashboard of critical program performance metrics and allows for standard ad-hoc reporting

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

Loyalty Fulfillment. We provide and manage travel reward products for loyalty programs through Connexions Loyalty Travel Solutions LLC (“Connexions”), which is a service provider for points-based loyalty programs such as Chase Ultimate Rewards and Citibank’s ThankYou Rewards. We believe we are a leader in online and offline travel reward fulfillment as we fulfilled 2.5 million travel redemptions on an annualized basis. Connexions’ loyalty program services are private-label, customizable, full-service travel rewards solutions that consist of a variety of configurations that are offered on a stand-alone and/or bundled basis depending on our customer’s requirements. We do not retain any loyalty points-related liabilities. We typically charge a per-member and/or a per-activity administrative fee to clients for our services.

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

At December 31, 2013, our principal international membership products included:

Product	Description	Key Features

Sentinel Gold	Protection for personal money and handbag after loss or theft of credit and debit cards. Assistance services in the event of card theft or loss

•Services including cancelling of lost or stolen cards, change of address and luggage and key retrieval

•Emergency services including medical, airline ticket replacement and hotel bill payment

•Lost cash and wallet/purse insurance

Privacy Guard & My Credit Tracker	Access to and monitoring of credit report, credit score and credit history to help prevent identity-theft	•Online and offline single bureau reporting •Credit monitoring •Full fraud resolution •Identity-theft insurance

Let’s Go… Rewards	Access to year round discounts on dining, days out and event tickets

•25% discount on dining bills or 2-for-1 on meals at over 2,400 restaurants in the U.K.

•25% cash back on concert and other event tickets

•Discounted entry to select attractions and other 2-for-1 promotions

Complete Savings & Shoppers Discounts & Rewards	Online shopping and access to discounts	•10% cash back at over 650 retailers •£10 monthly cash back on purchases from the website where members enrolled •Access to discounted gift cards

Mobile & Gadget Safe and HelpuCover	Household mobile and gadget insurance	•Repair or replacement cover for loss, theft or damage of mobile phones and gadgets •Extended warranty cover of up to 3 years on electrical items •Worldwide cover of up to 90 days

Concierge	Concierge service	•Features include assistance with travel arrangements, dinner reservations, booking concert tickets, and ordering flowers

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

Marketing Partners

We are able to provide our customer engagement and loyalty solutions by utilizing the brand names and customer contacts of our marketing partners. Our diversified base of marketing partners includes more than 5,670 companies in a wide variety of industries, including financial services, retail, travel, telecommunications, utilities and Internet. Select marketing partners include Wells Fargo, Citibank, JPMorgan Chase, Transworld Entertainment and Royal Bank of Scotland. In 2013, we derived approximately 38.6% of our net revenues from members and end-customers obtained through our 10 largest marketing partners.

Typically, our agreements with our marketing partners for the marketing and servicing of our retail membership products are for fixed terms (typically one to three years, in the case of membership, and three to five years, in the case of insurance and package), which automatically renew for one-year periods and may be terminated at any time upon at least 90 days’ written notice. Our marketing partners are not subject to minimum marketing commitments that are material, individually or in the aggregate. While we generally do not have continued marketing rights following the termination of any marketing agreements, the vast majority of our marketing agreements allow us to extend or renew existing memberships and bill and collect associated subscription fees following any termination. While we usually do not have rights to use marketing partner branding in new marketing following termination of a marketing agreement, the products we provide to subscribers are either our standard products, which do not require our marketing partner’s branding, or are co-branded products for which we typically have the ability to continue to service as co-branded products. With respect to our loyalty operations, many of our principal partner agreements have a term of at least two years, which automatically renew for one-year periods and may be terminated at any time upon at least 90 days’ written notice, and we typically charge a per-member and/or a per-activity administrative fee to clients for our services.

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

Insurance and Package Products. Our insurance marketing partners consist of approximately 3,400 financial institutions including national financial institutions, regional financial institutions and credit unions at December 31, 2013. Customers of our top 10 marketing partners generated approximately 32% of our gross insurance revenue in 2013. Our package enhancement marketing partners are comprised of approximately 1,800 national financial institutions, regional financial institutions and credit unions at December 31, 2013. Customers of our top 10 U.S. marketing partners generated approximately 25% of our U.S. package enhancement revenue in 2013. In addition, we have held the endorsement of the American Bankers Association of our account enhancement programs in the U.S. for over 15 years.

Loyalty Products. We have over 60 clients, which include leading financial institutions, brokerage houses, automotive companies, premier hotels and travel-related companies.

International Products. Our international marketing partners include some of Europe’s most prominent retail banks. Additionally, we own a 51% investment in Cims South Africa Ltd., a joint venture that offers wholesale package enhancement programs in South Africa, similar to those offered in Europe.

Customers

As of December 31, 2013, we had approximately 60 million membership, insurance and package subscribers and end-customers enrolled in our programs worldwide and approximately 150 million customers who received credit or debit card enhancement services and loyalty points-based management services. We offer our programs and services to our customers through more than 5,670 marketing partners as of December 31, 2013. We market to customers using direct mail, online marketing, point-of-sale marketing, telemarketing and other marketing methods.

Membership Products. As of December 31, 2013, we had approximately 10.1 million subscribers and end-customers in the U.S. We target customers of our marketing partners who are willing to pay a fee to gain access to a multitude of discount programs or want to improve their sense of security and well-being.

Insurance and Package Products. As of December 31, 2013, we had approximately 24.3 million insurance customers in the U.S. We rely on access to our marketing partners’ large customer bases to market our insurance programs. The insurance products we market, such as AD&D, provide customers with peace of mind benefits should they suffer a serious injury or loss.

As of December 31, 2013, we provided our U.S. package products to approximately 4.9 million members and end-customers. Approximately 1,800 financial institutions utilize our package products to increase customer affinity, increase response and retention rates and generate additional fee income.

Loyalty Products. As of December 31, 2013, we provided enhancement and loyalty products to approximately 150 million customers. We provide points-based loyalty products and benefit package enhancement products to our clients, who in turn, offer those products to their customers.

International Products. As of December 31, 2013, we had approximately 17.6 million international package customers and approximately 3.1 million members and end-customers in 16 countries, primarily in Europe.

Third-Party Vendors

We partner with a large number of third-party vendors to provide fulfillment of many of our programs and services. Generally, our relationships with key vendors are governed by long-term contracts (typically, with initial terms of up to five years that renew automatically unless notice of non-renewal is given by either party prior to renewal). As we have a large number of vendors, we are generally not dependent on any one vendor and have alternative vendors should we need to replace an existing vendor. We believe we have very good relationships with our vendors who value their relationship with us as we are able to provide them with access to a large customer base through our marketing partners, many of whom are leaders in their respective industries. In addition, because we purchase large volumes of services across our various businesses, we are able to achieve significant price discounts from our vendors.

Membership Products. We partner with a variety of third-party vendors to provide services, benefits and fulfillment for many of our membership programs. Some of our largest vendor relationships relate to the provisions of certain benefits embedded in our PrivacyGuardR membership product and AutoVantage membership product.

Insurance and Package Products. As of December 31, 2013, our carriers for our insurance programs were The Hartford, Inc. (“The Hartford”), American International Group, Minnesota Life Insurance Company, Chubb & Son, a division of Federal Insurance Company, Monumental Life Insurance Company and Transamerica Financial Insurance Company. As of December 31, 2013, The Hartford was our primary carrier for the majority of our insurance programs and was one of our largest suppliers during 2013. In 2014, we intend to transition the business from The Hartford to our other insurance underwriters.

Our package enhancement products combine both insurance and membership products to create a unique enhancement package that our marketing partners provide to their end-customers. Generally, programs include travel discounts and AD&D insurance that are supplied by our loyalty and insurance benefit vendors, respectively.

Loyalty Products. Connexions Loyalty, Inc. (formerly Affinion Loyalty Group, Inc.), our wholly owned subsidiary (“Connexions”), acts as a business process outsourcer for points-based loyalty products and provides enhancement benefits to credit and debit card issuers. While many of the services Connexions provides are sourced in-house as a result of Connexions’ proprietary technology platform and program design support, third-party suppliers are used to provide additional benefit enhancements. These benefit enhancements are supplied by our loyalty and insurance benefits vendors.

International Products. Affinion International services its marketing partners using a variety of third-party vendors to provide benefits, fulfillment and delivery for some of our programs. In addition, Affinion International also has key supplier relationships with third parties for its benefits related to sports and entertainment events as well as the provision of certain benefits embedded in our identity theft protection products. Affinion International also uses third-party suppliers for its print and fulfillment products.

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

Fulfillment Packages. Fulfillment packages, which include enrollment materials and premiums (e.g., gift cards, coupons and “hard” premiums such as MP3 players) sent to customers via mail and electronically, are produced in thousands of combinations for our membership, insurance and package enhancement programs. Fulfillment orders are generally transmitted to the appropriate fulfillment vendor by the next business day following receipt of the order. Physical fulfillment assembly and distribution in North America totals around 12.9 million pieces per year. Approximately 89% of these pieces are completed by our facility in Franklin, Tennessee, with the remainder completed by outsourced vendors.

Physical fulfillment assembly and distribution in Europe is completed in six locations across Europe and totals around 8.3 million pieces per year. Approximately 29% of these pieces are completed by third-party vendors with the remainder being completed in-house by Affinion International employees. We are increasingly employing electronic delivery of membership materials and fulfillment packages, which drives further cost reductions.

Billing. We have the ability to accept a variety of different payment account types, including Visa (debit and credit), MasterCard (debit and credit), Discover, American Express, retail company proprietary cards, PayPal, and checking and savings accounts.

Domestically, we process approximately 90 million billing transactions each year for our membership, insurance and package products. We use both generic and direct processing methods and work closely with a variety of payment processors and our marketing partners to maximize our ultimate collection rates.

Merchandise Delivery. Shoppers Advantage maintains a virtual inventory of almost 7,500 items, covering more than 740 brands sourced through a best-in-class direct-ship network of 90 direct-ship vendors. We manage the process of customers purchasing these products, but we outsource delivery logistics to back-end suppliers. While we manage the fulfillment process, we generally do not take ownership or physical possession of any of the products being delivered. By pooling the purchasing power of our membership products and other products, including our loyalty programs, we achieve price reductions on the products we offer, and deliver value to our customers. Merchandise sales between our merchandise vendors and our customers was more than 366,000 units and almost $27.5 million in 2013. Related commissions on merchandise revenue totaled approximately $0.8 million which is included in our 2013 net revenues.

Travel Fulfillment. Loyalty Travel Agency LLC (“LTA”), our full-service travel agency, is dedicated primarily to servicing our customers; however, it also provides travel agency services to our clients, mainly for loyalty rewards redemptions and related services.

LTA travel consultants use Travelport’s Worldspan GDS booking system, which offers 288 airlines, 8 car rental companies, and over 123,000 hotel properties. This system provides us with access to online fares and electronic ticketing capability on 165 air carriers. Reservation and support services are provided by a combination of internally managed call centers, outsourcing relationships, and branded websites.

Contact Call Centers

Our contact call centers provide high-quality customer service, retention support and inbound telemarketing services. We are committed to using internally managed and outsourced contact call centers to effectively handle peak service levels while achieving a semi-variable cost structure. As of December 31, 2013, 24 facilities handled the call volume, of which 14 are internally managed (6 in North America and 8 in Europe) and 10 are outsourced.

Our contact call centers handle approximately 20 million customer contacts per year, 10.1 million of which are related to our North American business and 9.9 million to our international business. The contact call centers provide a primary point of interaction with our customers. To this end, we are focused on implementing ways to improve service levels and set the necessary quality benchmarks to assure third-party vendors are performing at high levels. At the same time, we have reduced the number of our internally managed contact call centers and increased the use of outsourcers, producing significant cost reductions and an improved variable cost structure.

Competition

We are a leading affinity marketer of value-added membership, insurance and package enhancement programs and services with a network of more than 5,670 marketing partners as of December 31, 2013, approximately 60 million membership, insurance and package members and end-customers enrolled in our programs worldwide and approximately 150 million customers who received credit or debit card enhancement services and loyalty points-based management services as of December 31, 2013. Our leadership position in the affinity marketing and loyalty points program management industries is due to our nearly 40-year track record, our experience from over 77,600 customer engagement and loyalty program marketing campaigns conducted over the last five years and our core strengths in the areas of multi-media marketing, data analytics, customer service and operations. We also believe our portfolio of programs and benefits is the broadest in the industry, and that we are capable of providing the full range of administrative services for loyalty points programs. At December 31, 2013, we offered 14 core products and services with 347 unique benefits and supported almost 5,300 versions of products and services representing different combinations of pricing, benefit configurations and branding.

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

Membership Products. The membership services industry is characterized by a high degree of competition. Participants in this industry include membership services companies, such as United Marketing Group, Encore, Synapse, AAA, LifeLock and Intersections, as well as the credit bureaus, Experian, Equifax and TransUnion, and large retailers, travel agencies, insurance companies and financial service institutions.

Insurance and Package Products. Participants in the U.S. in the direct marketing of insurance programs include Aegon, AIG, Assurant, CUNA, Securian, and marketing firms who, in some instances, utilize our insurance underwriters.

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

International Products. In Europe, on the membership side of the business, competitors include Card Protection Plan across multiple markets, as well as large retailers, travel agencies, insurance companies and financial service institutions. Key competitors in the package business include Card Protection Plan, MobileServ Limited, and Lifestyle Service Group in the United Kingdom, Serisystem and Jakala in Italy,  MehrWert Servicegesellschaft in Germany and Falck in Norway.

Information Technology

Our information technology team, comprised of approximately 540 employees worldwide, operates and supports approximately 240 individual applications at December 31, 2013. Membership, package and insurance products and services are distributed through a multiple media approach, which allows us to interface with our marketing partners’ customers in a variety of ways to enhance file penetration in a cost effective manner. Our systems are able to manage marketing campaigns across all media. Servicing and enrollment requests are processed through a workflow and messaging interface with our vendors and are stored within our subscriber management platform. This framework allows us to keep a virtual inventory of programs and services, as well as store customer information for future marketing analysis. Customer servicing and billing information is fed into the financial ledger and business intelligence platform for billing and future marketing analysis.

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

Employees

As of December 31, 2013, we employed approximately 3,925 people, of which approximately 55% are located in North America and the remaining 45% are in our international offices.

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

In 2003, the FTC amended its Telemarketing Sales Rule to establish a National “Do-Not-Call” Registry. As of December 2013, the “Do-Not-Call” Registry included more than 214 million phone numbers. To comply with the rule, companies are required to match their call lists against the “Do-Not-Call” Registry prior to conducting outbound telemarketing and remove the names of consumers who have requested they not be called. In addition, the amended Telemarketing Sales Rule requires additional disclosures and sales practices for goods and services sold over the phone. We match our call lists with the “Do Not Call Registry” and implement telemarketing scripts to comply with this regulation.

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

Domestic and International Insurance Regulations. As a marketer of insurance programs, we are subject to state and foreign rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. Domestically, the insurance carriers that underwrite the programs that we sell are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials we disseminate to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance programs. In addition, our international products are regulated by various national and international entities, including the Financial Conduct Authority in the United Kingdom (the “FCA”), in the sale of insurance programs. The FCA is responsible for enforcing the Financial Services and Markets Act 2000 which, among other things, implements the European Union’s (the “EU”) Insurance Mediation Directive.

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

•

Unfair Terms and other consumer protection regulation: requiring that consumer terms and conditions be fair and reasonable and not misleading, and that certain information be made available to consumers and setting basic rules on responding to complaints;

•	Consumer Credit regulations: requiring licensing for the provision of credit information services; and
•

Travel services regulations: requiring licensing and bonding for travel agency and tour operators, and regulations governing the conduct of such services including contractual liability between parties, terms and conditions and resolution of disputes.

In addition, there are various self-regulatory codes of advertising and direct marketing practice. We have established procedures designed to comply with the requirements of these codes and practices. Further, the FCA and other European regulators and competent authorities may change or introduce new laws or regulations that materially impact the membership, package enhancement and other services we provide.

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

We are a highly leveraged company. As of December 31, 2013, we had approximately $2.0 billion principal amount of outstanding indebtedness. Our annual debt service payment obligations, exclusive of capital lease obligations, do not include any required principal repayments until 2015, other than quarterly payments on our term loan equal to 1% per annum and annual required repayments based on excess cash flow. As of December 31, 2013, our estimated annual 2014 principal and interest payments on our debt will be approximately $157.0 million. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations. If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

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

The terms of our senior secured credit facility and the indentures governing our 7.875% senior notes due 2018 (the “2010 senior notes”) and our 13.50% senior subordinated notes due 2018 (the “2013 senior subordinated notes”) may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The terms of our senior secured credit facility and the indentures governing our 2010 senior notes and our 2013 senior subordinated notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

any of which could result in an event of default under our 2010 senior notes and our 2013 senior subordinated notes.

If the indebtedness under our senior secured credit facility, our 2010 senior notes or our 2013 senior subordinated notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of the indentures governing our 2010 senior notes and 2013 senior subordinated notes and our senior secured credit facility contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. As of December 31, 2013, we had $108.2 million available for additional borrowing under the revolving loan commitments under our senior secured credit facility, after giving effect to $10.8 million of outstanding letters of credit. In addition, the covenants under our existing debt agreements would allow us to borrow a significant amount of additional debt. The more we become leveraged, the more we, and in turn our security holders, become exposed to the risks described above under “—Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.”

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

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indentures governing our 2010 senior notes and our 2013 senior subordinated notes may restrict us from adopting some of these alternatives. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Furthermore, none of Affinion Holdings’ equityholders, including Apollo, General Atlantic, the holders of warrants and their respective affiliates, have any continuing obligation to provide us with debt or equity financing.

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

Our subsidiaries are separate and distinct legal entities and, except for the existing and future subsidiaries that are or will be subsidiary guarantors of our 2010 senior notes and 2013 senior subordinated notes or our senior secured credit facility, they will have no obligation, contingent or otherwise, to pay amounts due under our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

We have historically experienced net losses and negative working capital.

Since the consummation of the Acquisition, we have had a history of net losses and negative working capital. For the years ended December 31, 2013, 2012 and 2011, we had net losses attributable to us of $89.6 million, $99.3 million and $109.7 million, respectively. We cannot assure you that we will not continue to report net losses in future periods. Our working capital deficit as of December 31, 2013, 2012 and 2011 was $171.8 million, $163.7 million and $160.1 million, respectively.

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

Our obligation to file periodic reports pursuant to Section 15(d) of the Exchange Act was automatically terminated when our 2010 senior notes were held by fewer than 300 persons on January 1, 2013 and our 2013 senior subordinated notes have not been, and are not required to be, registered under the Securities Act. Notwithstanding this automatic suspension of our reporting obligations pursuant to Section 15(d) of the Exchange Act, we intend to continue filing periodic reports with the SEC and to provide holders of our 2010 senior notes and our 2013 senior subordinated notes with copies of any filed reports as a “voluntary filer” in compliance with the indentures governing the 2010 senior notes and the 2013 senior subordinated notes. We expect that such periodic reports filed by us as a voluntary filer will comply fully with all applicable rules and regulations of the SEC. However, we could eliminate the periodic reporting covenant in the indentures governing the 2010 senior notes and the 2013 senior subordinated notes with the consent of the holders of at least a majority of each series of the notes, in which case we would no longer be obligated to file periodic reports with the SEC and may cease doing so.

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

We derive a substantial amount of our net revenue from the customers we obtain through only a few of our marketing partners. In 2013, we derived approximately 38.6% of our net revenues from members and end-customers we obtained through the 10 largest marketing partners of our more than 5,670 marketing partners.

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

With respect to both vendors that supply certain products and services and vendors that market certain of our products and services, replacing existing third-party vendors with more expensive third-party vendors could increase our costs and reduce our profitability. Additionally, if third-party vendors increase their prices for their services, it would increase our costs and could result in a reduction of our profitability.

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

We have traditionally marketed membership programs which have up-front annual membership fees. However, over the last six years, we expanded our marketing of membership programs for which membership fees are payable in monthly installments. In excess of 95% of our domestic new member and end-customer enrollments for the year ended December 31, 2013 were in monthly payment programs. Our increased emphasis on monthly payment programs adversely affects our cash flow in the short term because the membership fee is collected over the course of the year rather than at the beginning of the membership term as with annual billing.

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

We believe that the principal competitive factors in our industry include the ability to identify, develop and offer innovative membership, insurance, package enhancement and loyalty programs, products and services, the quality and breadth of the programs, products and services offered, competitive pricing and in-house marketing expertise. Our competitors offer programs, products and services similar to, or which compete directly with, those offered by us. These competitors include, among others, Experian, Equifax, TransUnion, Aegon, Intersections, Sisk, Epsilon, Assurant and Card Protection Plan. In addition, we could face competition if our current marketing partners were to develop and market their own in-house programs, products and services similar to ours. Furthermore, certain of our marketing partners (who may have greater financial resources and less debt than we do) have attempted, or are attempting, to market and/or provide certain competitive products to their customers, the marketing and servicing of which historically were provided by us.

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

Our U.S. programs and services are subject to extensive regulation and oversight by the FTC, the FCC, the CFPB, state attorneys general and/or other state regulatory agencies, including state insurance regulators. Our programs and services involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others. Additionally, telemarketing related to our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and related regulations, as well as various state telemarketing laws and regulations. Furthermore, our insurance products are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Our travel products and services are subject to regulation by the U.S. Department of Transportation, as well as other U.S. laws and regulations governing the offer and sale thereof. The gift cards that we provide to our clients, their customers and members are subject to the Credit Card Accountability Responsibility and Disclosure Act of 2009 and similar state laws, which contain specific disclosure requirements, prohibitions or limitations on the use of expiration dates and the ability to impose certain fees. Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market and/or provide our programs and services and reduce our revenues and profitability.

Similarly our operations in the European Economic Area are also often subject to strict regulation and oversight by regulatory agencies, including the Financial Conduct Authority in the United Kingdom (the “FCA”). These laws include, in particular, restrictions on our insurance intermediary activities as a regulated financial service requiring prior authorization and adherence to various rules on management and controls, documentation, complaints handling, minimum financial resources and the contracting process with consumers. In addition, our international business is subject to regulation including data protection legislation requiring notification and obtaining consent for certain marketing limitations on the transfer of personal data from and within the European Economic Area and advertising rules regarding the content of marketing. “Distance selling” information and cancellation rules must also be followed when we contract with consumers at a distance including via post, phone, email, text or website. In the latter case, electronic commerce rules also come into play. These distance selling and e-commerce rules are currently being revised pursuant to the European Consumer Directive and are expected to be implemented by each member state no later than June 13, 2014, which revisions cover the requirements regarding the purchase of goods and services on the internet or by phone. Some of our products in the U.K. also involve the provision of services classified as consumer credit and therefore require additional licenses to be applied for and maintained. Additionally, individuals in the U.K. and other European countries have rights to prevent direct marketing to them by telephone, fax or email. Recent additions to the regulatory landscape to which we are subject in the European Economic Area include restrictions on what are considered to be unfair or misleading commercial practices and new general rules on providing services involving information and basic complaint handling rules to be followed. While many of these rules are based on European Directives, different jurisdictions have varying implementation and enforcement approaches which can be difficult to navigate. New rules or changes in existing ones at a European or Member State level in countries where we operate could restrict our current practices resulting in a reduction in our revenues and profitability.

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

Our future success is dependent in large part on continued demand for our programs and services within our marketing partners’ industries. In particular, the customers of our financial institution marketing partners accounted for a significant amount of our members and end-customers and revenues in 2013. A significant and prolonged downturn in the financial institution industry, or a trend in that industry to reduce or eliminate its use of our programs, products and services, could result in a loss of members and end-customers and reduce our revenues and profitability. Additionally, our financial institution marketing partners are subject to extensive regulations, such as Dodd-Frank. The Dodd-Frank regulatory framework included the creation of the CFPB which has the authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have subjected our financial institution marketing partners to increased regulatory oversight and scrutiny regarding their compliance with consumer laws and regulations that could adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation.

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

Approximately 68% of the common stock of Affinion Holdings is beneficially owned by investment funds affiliated with Apollo, and 20.6% is beneficially owned by investment funds affiliated with General Atlantic. As a result, Apollo controls us and has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Affinion Holdings’ stock, including approving acquisitions or sales of all or substantially all of our assets, subject to the terms of the Affinion Holdings Stockholder Agreement (as defined in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Certain Investors”), as amended. Under the Affinion Holdings Stockholder Agreement, as amended, and the Warrantholder Rights Agreement, investment funds affiliated with Apollo have the right to nominate eight of our twelve directors, certain limited partnerships sponsored by General Atlantic have the right to nominate three of our twelve directors, and the holders of Series A warrants (together with the holders of any shares of Class B common stock issued upon the exercise thereof) have the right to nominate one of our twelve directors until the fourth anniversary of the issuance of the Series A warrants. If a Control Event shall have occurred, thereafter, subject to applicable law and the Warrantholder Rights Agreement, the holders of Class B common stock will have the right to nominate and elect a majority of our directors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with Certain Investors” for a more detailed summary of the terms of the Warrantholder Rights Agreement. In addition, the Affinion Holdings Stockholder Agreement, as amended, provides for the nomination of Mr. Todd Siegel as a director in his capacity as our Chief Executive Officer and for the nomination of Mr. Lipman as a director. The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs, the declaration of dividends and the purchase of our indebtedness or Affinion Holdings’ indebtedness, in each case, subject to the terms of our senior secured credit facility and the indentures governing the Affinion Holdings 2013 senior notes, our 2010 senior notes and our senior subordinated notes. Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We are currently headquartered in Stamford, Connecticut in a 140,000 square foot facility that houses management offices as well as the marketing and sales operations for our largest customers. Our corporate data center is in Trumbull, Connecticut, with disaster recovery operations provided by a backup site in Westerville, Ohio. Some applications are also housed in Centennial, Colorado, Slough, U.K., and Oslo, Norway. The table below lists all of our facilities as of December 31, 2013, all of which are leased.

Location	Function
U.S. Facilities
Stamford, CT	Global Headquarters
San Carlos, CA	Sales and Support
Norwalk, CT (2 sites)	Former Global Headquarters of the Company and of Webloyalty, both vacant
Trumbull, CT	Call Center/ Data Ops Center
Boise, ID	Call Center
Wakefield, MA	Prospectiv Headquarters
Eden Prairie, MN	Connexions Headquarters
St. Louis, MO	Call Center
Dublin, OH	Software Development, vacant
Westerville, OH	Call Center and Software Development
Richmond, VA	Loyalty Products Operations and Call Center
Franklin, TN (2 sites)	Insurance and Package Sales, Marketing and Administration, Print Fulfillment Center and Call Center

International Facilities
Slough, United Kingdom	International Headquarters
Berlin, Germany	Call Center
Brussels, Belgium	Sales and Marketing
Copenhagen, Denmark	Sales and Marketing
Ennis, Ireland	Administration, Sales, Marketing and Call Center
Hamburg, Germany	Sales and Marketing
Istanbul, Turkey	Sales, Marketing and Call Center
Johannesburg, South Africa	Sales and Marketing
Kettering, United Kingdom	Call Center
London, United Kingdom	Sales and Marketing
Madrid, Spain	Sales and Marketing
Milan, Italy	Sales and Marketing
Nyon, Switzerland	Administration, Sales, Marketing and Call Center
Oslo, Norway	Sales, Marketing and Call Center
Paris, France	Sales and Marketing
Portsmouth, United Kingdom (2 sites)	Administration and Call Center
São Paulo, Brazil	Sales and Marketing
Stockholm, Sweden	Sales and Marketing
Villepinte, France	Administration and Call Center

We have non-cancelable operating leases covering various facilities and equipment. Our rent expense for the years ended December 31, 2013, 2012 and 2011 was $21.8 million, $20.0 million and $19.8 million, respectively.

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

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. On May 10, 2011, plaintiff filed a notice appealing the dismissal to the United States Court of Appeals for the Ninth Circuit. Plaintiff filed its opening appeals brief with the Ninth Circuit on October 17, 2011, and defendants filed their respective answering briefs on December 23, 2011. Plaintiff filed its reply brief on January 23, 2012. On January 11, 2013, the Ninth Circuit heard oral argument on the plaintiff’s appeal and, thereafter, took the matter under advisement. On April 25, 2013, the Ninth Circuit decided Plaintiffs’ appeal dismissing the case without prejudice. Thereafter, on May 9, 2013, Plaintiff petitioned for rehearing of the Ninth Circuit’s decision, which petition the Court rejected on May 20, 2013. The District Court followed the mandate of the Ninth Circuit and finally dismissed the action on June 24, 2013. On August 19, 2013, the Plaintiff filed a petition for writ of certiorari with the United States Supreme Court. Webloyalty filed an opposition on October 21, 2013. On December 2, 2013, the United States Supreme Court denied Plaintiff’s petition for writ of certiorari.

On August 27, 2010, another substantially similar class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the defendants moved to dismiss the initial complaint, which plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. The court has not yet scheduled a hearing or ruled on Webloyalty’s second motion to dismiss.

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the foregoing California and Connecticut actions. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of the Connecticut Unfair Trade Practices Act. Both claims are based on allegations that in connection with enrollment and billing of the plaintiff, Webloyalty charged plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from plaintiff his full account number, name, address, and contact information, as purportedly required under Restore Online Shoppers’ Confidence Act. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety, scheduling a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the Court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing, although it has not yet done so. On August 28, 2013, the Court sua sponte dismissed plaintiff’s complaint without prejudice with leave to amend by September 30, 2013. The plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the Electronic Communications Privacy Act and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy. On December 2, 2013, the Company moved to dismiss plaintiff’s amended complaint. Plaintiff responded to the motion on January 27, 2014. On February 6, 2014, the Court indicated that it would review the submissions and issue a decision on plaintiff’s motion without oral argument.

On February 7, 2014 a class action lawsuit was filed against Affinion Group d/b/a Affinion Benefits Group LLC and one of its clients in the United States District Court for the District of Massachusetts alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, money had and received, conversion, misrepresentation, violation of the Massachusetts Consumer Protection Act and equitable relief.  Claims are based on allegations that plaintiff was enrolled and billed for a package program without plaintiff’s proper consent and knowledge.  The Company has not yet responded to the lawsuit.

On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and the Company’s Chief Executive Officer, in the Iowa District Court for Polk County. This action was superseded by an action filed on March 11, 2011. The superseding action does not name the Company’s Chief Executive Officer and alleges violations of Iowa’s Buying Club Law, and seeks injunctive relief as well as monetary relief. Subsequently the case was dismissed without prejudice on the state’s own motion. On October 10, 2013, the Company finalized an Assurance of Voluntary Compliance with the Iowa Attorney General’s Office as a settlement of this matter. Under the settlement, the Company paid the Attorney General $5 million to be used in its discretion and $0.5 million to be deposited in Iowa’s consumer fraud enforcement fund.

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

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. The Company is in active discussions with the FCA to resolve a matter related to its historic sales practices pertaining to a benefit in one of its products. Resolution of this inquiry may include changes to its business practices in a limited business line, monetary fines and/or restitution to consumers.

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

The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, identified on OFAC’s list of Specially Designated Nationals (“SDN”).  The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively.  In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines.  The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

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

We are a wholly-owned subsidiary of Affinion Holdings, and there is no established trading market for our common stock. As of February 26, 2014, approximately 68% of the common stock of Affinion Holdings was beneficially owned by investment funds affiliated with our principal equity sponsor, Apollo. There were approximately 90 holders of record of Affinion Holdings’ Class A common stock and no holders of its Class B common stock.

Dividends

During 2012, we made cash distributions to Affinion Holdings aggregating $37.0 million and during 2013, we made no cash distributions. Our senior secured credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes contain covenants that limit our ability to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

On December 12, 2013, we completed a private offer to exchange our 11 1/2% senior subordinated notes due 2015 (the “2006 senior subordinated notes”) for new 13.50% senior subordinated notes due 2018 (the “Investments 2013 senior subordinated notes”) issued by our wholly-owned subsidiary, Affinion Investments, LLC (“Affinion Investments”).  In connection therewith, Affinion Investments issued $360.0 million principal amount of Investments 2013 senior subordinated notes. Each exchanging holder received $1,020 principal amount of Investments 2013 senior subordinated notes for every $1,000 principal amount of 2006 senior subordinated notes accepted for exchange (or $1,000 principal amount of Investments 2013 senior subordinated notes in the case of tenders made after the consent time).  Also on December 12, 2013, we issued $360.0 million principal amount of 2013 senior subordinated notes to Affinion Investments in exchange for all of the 2006 senior subordinated notes due 2015 received by Affinion Investments in the exchange offer. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities and Long Term Debt.”

The Investments 2013 senior subordinated notes and 2013 senior subordinated notes were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.  There were no underwriting discounts or commissions paid in connection with such issuances.

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

The consolidated balance sheet data of Affinion as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income data and cash flows data of Affinion for each of the three years in the period ended December 31, 2013, are derived from our audited consolidated financial statements and the notes thereto included elsewhere herein. The consolidated balance sheet data of Affinion as of December 31, 2011, 2010 and 2009 has been derived from the audited balance sheet of Affinion as of December 31, 2011, 2010 and 2009, respectively, and the related consolidated statements of comprehensive income data and cash flow data of Affinion for the years ended December 31, 2010 and 2009 has been derived from the audited consolidated financial statements of Affinion for the years ended December 31, 2010 and 2009, respectively, none of which is included herein.

	For the Years Ended December 31,
	2013	2012 (1)	2011 (2)	2010 (3)	2009
Consolidated Statement of Comprehensive Income Data:
Net revenues	$1,334.7	$1,494.6	$1,535.2	$1,376.3	$1,376.9
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	533.2	600.1	637.7	583.3	618.2
Operating costs	439.4	459.5	441.5	375.8	356.4
General and administrative	156.7	150.4	167.6	157.6	105.1
Impairment of goodwill and other long-lived assets	1.6	39.7	—	—	—
Facility exit costs	0.5	(0.9)	6.2	8.0	—
Depreciation and amortization	113.9	184.5	238.7	195.2	201.0
Total expenses	1,245.3	1,433.3	1,491.7	1,319.9	1,280.7
Income from operations	89.4	61.3	43.5	56.4	96.2
Interest income	0.5	0.8	1.0	11.6	8.1
Interest expense	(165.6)	(150.3)	(148.3)	(158.0)	(129.7)
Loss on extinguishment of debt	—	—	—	(37.0)	—
Other income (expense), net	0.1	(0.2)	0.2	(1.8)	(12.0)
Loss before income taxes and non-controlling interest	(75.6)	(88.4)	(103.6)	(128.8)	(37.4)
Income tax expense	(13.6)	(10.2)	(5.2)	(12.8)	(11.7)
Net loss	(89.2)	(98.6)	(108.8)	(141.6)	(49.1)
Less: net income attributable to non-controlling interest	(0.4)	(0.7)	(0.9)	(1.0)	(0.9)
Net loss attributable to Affinion Group, Inc.	$(89.6)	$(99.3)	$(109.7)	$(142.6)	$(50.0)
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents (excludes restricted cash)	$19.6	$32.5	$86.3	$121.1	$69.8
Working capital deficit	(171.8)	(163.7)	(160.1)	(76.9)	(102.3)
Total assets	1,384.5	1,473.1	1,651.0	1,515.2	1,469.4
Total debt	1,958.8	1,923.6	1,934.4	1,694.3	1,443.4
Total Affinion Group, Inc. deficit	(1,238.1)	(1,147.7)	(1,012.7)	(866.2)	(608.0)
Consolidated Cash Flows Data:
Net cash provided by (used in):
Operating activities	$41.5	$68.9	$107.0	$121.8	$102.8
Investing activities	(51.1)	(68.3)	(61.0)	(131.3)	(111.5)
Financing activities	(3.3)	(55.1)	(80.0)	63.4	41.4
Other Financial Data:
Capital expenditures	$46.3	$51.7	$56.9	$39.9	$39.9
Ratio of earnings to fixed charges (4)	—	—	—	—	—

(1)

Includes the results of Boyner Bireysel Urunler Satis ve Pazarlama A.S (“Back-Up”), a Turkish provider of assistance and consultancy services to its members, and a sister company, Bofis Turizm ve Ticaret A.S. (“Travel”), a Turkish travel agency, from the acquisition date, which was November 14, 2012. Additional information about the BackUp and Travel acquisition can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our audited consolidated financial statements included elsewhere herein.

(2)

Includes the results of Webloyalty and Prospectiv from their acquisition dates, which were January 14, 2011 and August 1, 2011, respectively. Additional information about the Webloyalty and Prospectiv acquisitions can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our audited consolidated financial statements included elsewhere herein.

(3)	Includes the results of Connexions from its acquisition date which was July 1, 2010.
(4)

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and noncontrolling interests plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and a portion of rental expense that management believes is representative of the interest component of rental expense. Our earnings were insufficient to cover fixed charges by $75.6 million, $88.4 million, $103.6 million, $128.8 million and $37.4 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. (See Exhibit 12.1—Statement re: Computation of Ratio of Earnings to Fixed Charges.)

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

•

Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2013 to 2012 and December 31, 2012 to 2011. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the years ended December 31, 2013, 2012 and 2011 and our financial condition as of December 31, 2013, as well as a discussion of our liquidity and capital resources.

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

Overview

Description of Business

We are a global leader in the designing, marketing and servicing of comprehensive customer engagement and loyalty solutions that enhance and extend the relationship of millions of consumers with many of the largest and most respected companies in the world. We generally partner with these leading companies in two ways: 1) by developing and supporting programs that are natural extensions of our partner companies’ brand image and that provide valuable services to their end-customers, and 2) by providing the back-end technological support and redemption services for points-based loyalty programs. Using our expertise in customer engagement, product development, creative design and data-driven targeted marketing, we develop and market programs and services that enable the companies we partner with to generate significant, high-margin incremental revenue, enhance our partners’ brand among targeted consumers as well as strengthen and enhance the loyalty of their customer relationships. The enhanced loyalty can lead to increased acquisition of new customers, longer retention of existing customers, improved customer satisfaction rates, and greater use of other services provided by such companies. We refer to the leading companies that we work with to provide customer engagement and loyalty solutions as our marketing partners or clients. We refer to the consumers to whom we provide services directly under a contractual relationship as subscribers, insureds or members. We refer to those consumers that we service on behalf of a third party, such as one of our marketing partners, and with whom we have a contractual relationship as end-customers.

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

We design customer engagement and loyalty solutions with an attractive suite of benefits and ease of usage that we believe are likely to interest and engage consumers based on their needs and interests. For example, we provide discount travel services, credit monitoring and identity-theft resolution, AD&D insurance, roadside assistance, various checking account and credit card enhancement services, loyalty program design and management, disaggregated loyalty points redemptions for gift cards, travel and merchandise, as well as other products and services.

We believe our portfolio of the products and services that are embedded in our engagement solutions is the broadest in the industry. Our scale, combined with the industry’s largest proprietary database, proven marketing techniques and strong marketing partner relationships developed over our 40 year operating history, position us to deliver consistent results in a variety of market conditions.

As of December 31, 2013, we had approximately 60 million subscribers and end-customers enrolled in our membership, insurance and package programs worldwide and approximately 150 million customers who received credit or debit card enhancement services or loyalty points-based management services.

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

•

Loyalty Products. We design, implement and administer points-based loyalty programs and, as of December 31, 2013, managed programs representing an aggregate estimated redemption value of approximately $3.1 billion for financial, travel, auto and other companies. We provide our clients with solutions that meet the most popular redemption options desired by their program points holders, including travel services, gift cards, cash back and merchandise, and, in 2013, we facilitated approximately $2.4 billion in redemption volume. We also provide enhancement benefits to major financial institutions in connection with their credit and debit card programs. In addition, we provide and manage turnkey travel services that are sold on a private label basis to provide our clients’ customers with direct access to our proprietary travel platform. A marketing partner typically engages us on a fee-for-service contractual basis, where we generate revenue in connection with the volume of redemption transactions.

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend was incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the years ended December 31, 2013 and 2012, in excess of 95% of our new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

When marketing with a marketing partner, we generally utilize the brand names and customer contacts of the marketing partner in our marketing campaigns. We usually compensate our marketing partners either through commissions based on revenues we receive from members (which we expense in proportion to the revenue we recognize) or up-front marketing payments, commonly referred to as “bounties” (which we expense when incurred). In addition, we enter into arrangements with certain marketing partners where we pay the marketing partners advance commissions which provide the potential for recovery from the marketing partners if certain targets are not achieved. These payments are capitalized and amortized over the expected life of the acquired members. The commission rates that we pay to our marketing partners differ depending on the arrangement we have with the particular marketing partner and the type of media we utilize for a given marketing campaign.

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

We have undertaken a decision to transfer a significant portion of our AD&D business to a new carrier in 2014. Upon completion, and for any additional portion of the business that is subsequently transferred to this carrier or another carrier under similar terms, we expect to lessen the volatility in our results by setting a fixed distribution of collected premiums, thereby considerably reducing the profit-sharing feature that has historically contributed to fluctuations in our revenues and profitability. Additionally, the new carrier is expected to provide us with opportunities to expand our existing insurance product offerings.

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

Direct-to-Consumer

We are allocating an increasing percentage of our domestic marketing investment to the direct-to-consumer channel. We have tested various direct-to-consumer media and we believe we will be able to achieve returns on our investments that are comparable to our traditional channels.

Regulatory Environment

We are subject to federal and state regulation as well as regulation by foreign authorities in other jurisdictions. Certain laws and regulations that govern our operations include: federal, state and foreign marketing and consumer protection laws and regulations; federal, state and foreign privacy and data protection laws and regulations; federal, state and foreign insurance and insurance mediation laws and regulations; and federal, state and foreign travel laws and regulations. Federal regulations are primarily enforced by the Federal Trade Commission, the Federal Communications Commission and the CFPB. State regulations are primarily enforced by individual state attorneys general and insurance departments. Foreign regulations are enforced by a number of regulatory bodies in the relevant jurisdictions.

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

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and regulatory investigations involving our business practices which also increase our costs of doing business. See Item 3. “Legal Proceedings.”

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

Initially, the warrant was exercisable on or after October 17, 2009 (or earlier, if Apollo achieved certain returns on its investment or if a dividend or distribution was paid on Affinion Holdings’ common stock). As a result of a special dividend on its common stock distributed by Affinion Holdings in January 2007, the warrant became exercisable at an exercise price of $10.38 per share. The warrant originally was to expire 30 days after notice was received by the warrantholders from us that Apollo and its affiliates have received certain specified investment returns. On February 11, 2011, the warrants were amended such that they would expire on the earlier of April 30, 2011, or the date that is 30 days after our Board of Directors determined the fair value of Affinion Holdings’ common stock. On April 28, 2011, the warrants were further amended such that they expired on May 10, 2011. On May 10, 2011, all of the warrants expired without being exercised.

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

Acquisitions

On July 1, 2010, the Company acquired 100% of Loyalty Travel Agency, L.L.C. and Connexions Loyalty Travel Solutions, L.L.C. (collectively “Connexions”), providers of loyalty rewards travel solutions in North America, pursuant to the membership interests purchase agreement dated as of May 19, 2010, for $135.0 million, less a working capital adjustment of $0.8 million. Connexions was engaged in the business of providing loyalty rewards travel solutions in North America.

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

On January 14, 2011, the Company and Affinion Holdings entered into, and consummated, an Agreement and Plan of Merger that resulted in the acquisition of Webloyalty Holdings, Inc. and its subsidiaries (“Webloyalty”) for $290.7 million. Webloyalty was a leading online marketing services company. Webloyalty provides, designs, and administers online subscription loyalty solutions that offer valuable discounts, services and benefits for its subscribers and provides its clients with programs that enhance their relationship with their customers. In addition to its domestic services, Webloyalty operates in several countries in Europe.

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

On July 14, 2011, the Company and Affinion Holdings entered into an Agreement and Plan of Merger to acquire Prospectiv Direct, Inc. (“Prospectiv”), an online performance marketer and operator of a daily deal website in the United States. On August 1, 2011, the merger was consummated and, as a result, the Company acquired all of the capital stock of Prospectiv for an initial cash purchase price of $31.8 million. If Prospectiv had achieved certain performance targets over the 30 month period that commenced on July 1, 2011, the former equity holders would have been entitled to additional consideration in the form of an earn-out of up to $45.0 million and certain members of Prospectiv’s management would have been entitled to receive additional compensation related to their continued employment of up to $10.0 million. Such additional consideration and compensation was to be settled in some combination of cash and shares of Affinion Holdings’ common stock.

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company concluded that it did not expect to pay any additional consideration in the form of an earn-out or any additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of the accruals for additional consideration and additional compensation reduced general and administrative expense for the year ended December 31, 2012 by $14.6 million and $1.1 million, respectively. In addition, during the three months ended September 30, 2012, the Company entered into a settlement agreement with the former equity holders of Prospectiv which resulted in a $0.7 million reduction of the initial purchase price and released the Company from any future claims for additional consideration and for future compensation based on achievement of the performance targets. The reduction in the initial purchase price was included in general and administrative expenses in the accompanying statement of comprehensive income for the year ended December 31, 2012.

The Company concluded that the revisions made to the Prospectiv forecast, as well as other marketplace events, represented an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, during the three months ended June 30, 2012, the Company performed an interim impairment test of the goodwill for Prospectiv, which is a separate reporting unit within the Membership Products reporting segment, as of April 1, 2012. Based on the interim impairment test, the Company recorded an impairment loss during the three months ended June 30, 2012 of $31.5 million, representing all of the goodwill ascribed to Prospectiv at the date of acquisition. During the three months ended June 30, 2012, the Company also performed an impairment test related to the intangible assets of Prospectiv as of April 1, 2012 and, based on the impairment test, recorded an impairment loss related to the Prospectiv intangible assets of $8.2 million. In 2013, due to continued declines in the Prospectiv business, the Company recorded an additional impairment loss of $1.6 million, representing the remaining unamortized balance of the intangibles of Prospectiv ($1.3 million) and the net book value of property and equipment of Prospectiv ($0.3 million).

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

2013 Restructuring

In December 2013, Affinion Holdings and Affinion completed exchange offers and consent solicitations pursuant to which, among other things, (i) $292.8 million principal amount of Affinion Holdings’ 11.625% senior notes due November 15, 2015 (the “Affinion Holdings 2010 senior notes”) were exchanged by the holders thereof for $292.8 million principal amount of new 13.75%/14.50% senior secured PIK Toggle notes due 2018 (the “Affinion Holdings 2013 senior notes”), 13.5 million Series A warrants and 70.2 million Series B warrants, (ii) $352.9 million principal amount of Affinion 2006 senior subordinated notes were exchanged by the holders thereof for $360.0 million principal amount of Investments 2013 senior subordinated notes, (iii) Affinion issued $360.0 million principal amount of 2013 senior subordinated notes to Affinion Investments in exchange for all of the 2006 senior subordinated notes received by it in the exchange offer, (iv) Affinion Holdings entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing the Affinion Holdings 2010 senior notes and (v) Affinion entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing its 2006 senior subordinated notes.

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

	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2011
Global Average Subscribers, excluding Basic Insureds	39,242	43,002	40,692	43,855	48,722
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds (1)	$27.62	$29.88	$28.66	$30.30	$28.44
Global Membership Subscribers
Average Global Retail Subscribers (2)	8,122	10,131	8,851	10,563	11,348
Annualized Net Revenue Per Global Average Subscriber (1)	$79.81	$79.52	$80.84	$79.74	$79.56
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale (2)	27,268	28,803	27,902	29,147	33,082
Annualized Net Revenue Per Global Average Package and Wholesale Subscriber (1)	$7.17	$7.60	$7.33	$7.61	$6.80
Global Insureds
Average Supplemental Insureds (2)	3,852	4,068	3,939	4,145	4,292
Annualized Net Revenue Per Supplemental Insured (1)	$62.34	$63.97	$62.46	$63.87	$60.06
Global Average Subscribers, including Basic Insureds	59,864	64,598	61,664	65,821	71,078

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table summarizes our historical consolidated results of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase (Decrease)
Net revenues	$1,334.7	$1,494.6	$(159.9)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	533.2	600.1	(66.9)
Operating costs	439.4	459.5	(20.1)
General and administrative	156.7	150.4	6.3
Impairment of goodwill and other long-lived assets	1.6	39.7	(38.1)
Facility exit costs	0.5	(0.9)	1.4
Depreciation and amortization	113.9	184.5	(70.6)
Total expenses	1,245.3	1,433.3	(188.0)
Income from operations	89.4	61.3	28.1
Interest income	0.5	0.8	(0.3)
Interest expense	(165.6)	(150.3)	(15.3)
Other income (expense), net	0.1	(0.2)	0.3
Loss before income taxes and non-controlling interest	(75.6)	(88.4)	12.8
Income tax expense	(13.6)	(10.2)	(3.4)
Net loss	(89.2)	(98.6)	9.4
Less: net income attributable to non-controlling interest	(0.4)	(0.7)	0.3
Net loss attributable to Affinion Group, Inc.	$(89.6)	$(99.3)	$9.7

Summary of Operating Results for the Year Ended December 31, 2013

The following is a summary of changes affecting our operating results for the year ended December 31, 2013.

Net revenues decreased $159.9 million, or 10.7%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Net revenues in our North American units decreased $193.4 million, primarily from lower retail revenues from a decline in retail member volumes in our Membership business and lower revenue in our Insurance and Package business primarily from lower supplemental insureds, a higher cost of insurance, and lower package members which was partially offset by growth from existing clients in our Loyalty business. International net revenues increased by $33.5 million, primarily from higher retail membership revenue associated with increased members.

Segment EBITDA decreased $42.5 million, as the negative impact of the lower net revenues and higher general and administrative costs were partially offset by lower marketing and commissions, lower operating costs and decreased impairment charges of goodwill and certain other intangible assets related to the acquisition of Prospectiv.

Historical 2013 Results Compared to 2012 Results

The following section provides an overview of our consolidated results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Net Revenues. During the year ended December 31, 2013 we reported net revenues of $1,334.7 million, a decrease of $159.9 million, or 10.7%, as compared to net revenues of $1,494.6 million for the year ended December 31, 2012. Net revenues of our Membership Products decreased $174.2 million primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement. Revenue also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty. Insurance and Package Products revenues decreased $33.5 million primarily from the impact of lower average supplemental insureds along with a higher cost of insurance from higher claims experience. Package revenue decreased from the impact of lower average package members. Loyalty Products net revenues increased $14.2 million which was primarily attributable to increased revenues from existing client programs. International Products net revenues increased $33.5 million primarily from higher retail membership revenue associated with increased members, revenue from our Turkish business acquired in the fourth quarter of 2012 and a favorable currency impact from the weaker U.S. dollar of $4.7 million partially offset by a non-recurring, non-cash adjustment in connection with the recognition of retail revenue on a basis consistent with that of the North American business.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $66.9 million, or 11.1%, to $533.2 million for the year ended December 31, 2013 from $600.1 million for the year ended December 31, 2012. Marketing and commissions expense decreased $89.9 million in our Membership business primarily due to lower commissions from lower retail member volumes, a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement and fewer marketing opportunities with our large financial institution marketing partners. Marketing and commission cost increases of $32.4 million in our International business, primarily from increased spending in our offline retail channel along with higher commissions, were partially offset by cost decreases of $10.2 million in our Insurance and Package business primarily the result of lower commissions due to the reduction of the supplemental insured base.

Operating Costs. Operating costs decreased by $20.1 million, or 4.4%, to $439.4 million for the year ended December 31, 2013 from $459.5 million for the year ended December 31, 2012. Operating costs decreased $39.6 million in our Membership business primarily due to lower product and servicing costs associated with lower retail member volumes and were partially offset by increased costs in our International business of $20.3 million primarily due to higher product and servicing costs in response to the higher member base.

General and Administrative Expense. General and administrative expense increased by $6.3 million, or 4.2%, to $156.7 million for the year ended December 31, 2013 from $150.4 million for the year ended December 31, 2012. Insurance and Package costs increased $15.8 million primarily due to a contract termination related to our decision to transfer a significant portion of our AD&D business to a new carrier by 2014. The contract termination required payments totaling $14.5 million for a settlement with our primary insurance carrier which relieved us of our obligation to maintain certain business volume commitments with that carrier that will no longer be met as a result of the migration of the AD&D insureds to a replacement carrier, and payments for estimated premium refunds owed to certain insureds as specified in the terminated carrier agreement. In our Membership business, general and administrative costs decreased $6.7 million as the benefit realized from lower employee related costs and lower professional fees more than offset the negative impact from the absence in 2013 of a 2012 reversal of a liability of $14.6 million in connection with anticipated earn-out payments originally recorded for the Prospectiv acquisition in 2011. Expenses in our International business decreased by $9.4 million primarily from lower restructuring costs (primarily severance and professional fees) and lower costs associated with certain legal matters. Corporate costs increased $5.0 million as higher professional fees associated with corporate financing activities of $7.6 million were partially offset by lower stock compensation costs recorded in 2013 as compared to 2012 and a favorable impact in foreign exchange on intercompany borrowings totaling $2.3 million.

Impairment of Goodwill and Other Long-Lived Assets. An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded in the year ended December 31, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge included $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets ascribed in the August 1, 2011 acquisition, primarily tradenames and technology. An additional charge of $1.6 million for Prospectiv’s remaining unamortized intangible assets of $1.3 million and the net book value of property and equipment of $0.3 million was recorded during the year ended December 31, 2013, primarily the result of continued lower projected future cash flows.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $70.6 million for the year ended December 31, 2013 to $113.9 million from $184.5 million for the year ended December 31, 2012, primarily from recording lower amortization of $45.0 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. In addition, lower amortization expense was recorded in 2013 as compared to 2012 in the amount of $14.2 million related to intangible assets acquired in the Webloyalty acquisition, principally member relationships which were amortized on an accelerated basis. Depreciation expense decreased $9.8 million primarily due to higher depreciation expense recorded in 2012 in our International business principally the result of a reduction in the estimated useful lives of certain computer systems.

Interest Expense. Interest expense increased by $15.3 million, or 10.2%, to $165.6 million for the year ended December 31, 2013 from $150.3 million for the year ended December 31, 2012 primarily due to higher interest accrued on our term loan as a result of the amendment to the Affinion Credit Facility in the fourth quarter of 2012 which increased the interest rates on LIBOR and base rate loans.

Income Tax Expense. Income tax expense increased by $3.4 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to an increase in the current state tax liabilities and the deferred state and foreign tax liabilities for the year ended December 31, 2013, partially offset by a decrease in the current foreign tax liabilities for the same period.

Our effective income tax rates for the year ended December 31, 2013 and 2012 were (18.0)% and (11.5)%, respectively. The difference in the effective tax rates for the year ended December 31, 2013 and 2012 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $88.4 million for the year ended December 31, 2012 to $75.6 million for the year ended December 31, 2013 and an increase in income tax expense from $10.2 million for the year ended December 31, 2012 to $13.6 million for the year ended December 31, 2013. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Year Ended December 31,
	Net Revenues			Segment EBITDA (1)
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$531.9	$706.1	$(174.2)	$85.9	$125.2	$(39.3)
Insurance and Package Products	298.5	332.0	(33.5)	65.0	103.9	(38.9)
Loyalty Products	169.8	155.6	14.2	67.0	54.6	12.4
Eliminations	(2.2)	(2.3)	0.1	—	—	—
Total North America	998.0	1,191.4	(193.4)	217.9	283.7	(65.8)
Affinion International
International Products	336.7	303.2	33.5	9.8	19.6	(9.8)
Total products	1,334.7	1,494.6	(159.9)	227.7	303.3	(75.6)
Corporate	—	—	—	(22.8)	(17.8)	(5.0)
Impairment of goodwill and other long-lived assets	—	—	—	(1.6)	(39.7)	38.1
Total	$1,334.7	$1,494.6	$(159.9)	203.3	245.8	(42.5)
Depreciation and amortization				(113.9)	(184.5)	70.6
Income from operations				$89.4	$61.3	$28.1

(1)

See “ – Financial Condition, Liquidity and Capital Resources – Covenant Compliance” and “ – Financial Condition, Liquidity and Capital Resources – Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below and Note 16 to our audited consolidated financial statements included elsewhere herein for a discussion on Segment EBITDA.

Affinion North America

Membership Products. Membership Products net revenues decreased by $174.2 million, or 24.7%, to $531.9 million for the year ended December 31, 2013 as compared to $706.1 million for the year ended December 31, 2012. Net revenues decreased primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches and a change in deal structure terms with a large client from traditional retail to a fee-for-service arrangement. Net revenues also declined from the continued, but anticipated, attrition of the domestic member base of Webloyalty.

Segment EBITDA decreased by $39.3 million, or 31.4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Segment EBITDA decreased as the impact of the lower net revenues of $174.2 million was partially offset by lower marketing and commissions of $89.9 million, lower operating costs of $39.6 million and lower general and administrative costs of $6.7 million. The lower marketing and commissions were primarily the result of reduced commissions principally from lower retail member volumes, a change in deal structure terms with a large client from retail to fee-for-service and fewer marketing opportunities with our large financial institution marketing partners. Operating costs decreased primarily from lower product and servicing costs associated with the lower retail member volumes. General and administrative costs decreased as the absence in 2013 of a reversal of a liability recorded in 2012 of $14.6 million in connection with potential earn-out payments related to the Prospectiv acquisition was more than offset by lower employee related costs and lower professional fees.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $33.5 million, or 10.1%, to $298.5 million for the year ended December 31, 2013 as compared to $332.0 million for the year ended December 31, 2012. Insurance revenue decreased approximately $19.7 million primarily due to the impact of lower average supplemental insureds and a higher cost of insurance from higher claims experience. Package revenue decreased approximately $13.8 million primarily due to the impact of lower average Package members.

Segment EBITDA decreased by $38.9 million, or 37.4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, as the lower net revenues of $33.5 million and higher general administrative costs of $15.8 million were partially offset by lower marketing and commissions expense of $10.2 million, primarily lower commissions expense due to the reduction of the supplemental insured base. The higher general and administrative costs were primarily attributable to payments required as part of a contract termination with our primary insurance carrier. The contract termination required payments totaling $14.5 million which included a termination settlement which relieved us of business volume commitments with that carrier that will no longer be met as a result of the migration of the AD&D insureds to a replacement carrier, and an additional payment for estimated premium refunds owed to certain insureds as specified in the terminated carrier agreement.

Loyalty Products. Revenues from Loyalty Products increased by $14.2 million, or 9.1%, for the year ended December 31, 2013 to $169.8 million as compared to $155.6 million for the year ended December 31, 2012 primarily due to growth from existing clients.

Segment EBITDA increased by $12.4 million, or 22.7%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the increase in net revenue.

Affinion International

International Products. International Products net revenues increased by $33.5 million, or 11.0%, to $336.7 million for the year ended December 31, 2013 as compared to $303.2 million for the year ended December 31, 2012. Net revenues increased primarily from $30.4 million of higher retail membership revenue in both our online and offline acquisition channels associated with increased members along with $9.2 million of revenues from our business in Turkey which was acquired in the fourth quarter of 2012. Net revenues were also positively impacted by $4.7 million from the weakness in the U.S. dollar. Net revenue declined $8.2 million primarily from a non-recurring, non-cash adjustment in connection with the recognition of retail revenue on a basis consistent with that of the North American business.

Segment EBITDA decreased by $9.8 million, or 50.0%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 as the positive impact of the higher revenue and lower general administrative costs was more than offset by higher marketing and commissions and higher operating costs. Marketing and commissions expense increased $32.4 million primarily from higher spending in our offline retail channel and higher commissions expense. Operating costs increased $20.3 million primarily from higher product and servicing costs associated with the higher membership base. General and administrative expenses decreased $9.4 million primarily due to lower restructuring costs (primarily severance and professional fees) and lower costs associated with certain legal matters.

Corporate

Corporate costs increased by $5.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, as higher professional fees associated with corporate financing activities of $7.6 million were partially offset by lower stock compensation costs recorded in 2013 as compared to 2012 and a favorable impact in foreign exchange on intercompany borrowings totaling $2.3 million.

Impairment of Goodwill and Other Long-Lived Assets

An impairment charge for goodwill and certain intangible assets in the amount of $39.7 million related to our 2011 Prospectiv acquisition was recorded during the year ended December 31, 2012, primarily the result of lower projected future cash flows and other negative marketplace events in the daily deals business. The impairment charge included $31.5 million related to all of the goodwill for Prospectiv and $8.2 million related to certain intangible assets ascribed in the August 1, 2011 acquisition, primarily tradenames and technology. An additional charge of $1.6 million for Prospectiv’s remaining unamortized intangible assets of $1.3 million and the net book value of property and equipment of $0.3 million was recorded during the year ended December 31, 2013, primarily the result of continued lower projected future cash flows.

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

Our effective income tax rates for the years ended December 31, 2012 and 2011 were (11.5)% and (5.0)%, respectively. The difference in the effective tax rates for the year ended December 31, 2012 and 2011 is primarily a result of the decrease in loss before income taxes and non-controlling interest from $103.6 million for the year ended December 31, 2011 to $88.4 million for the year ended December 31, 2012 and an increase in income tax expense from $5.2 million for the year ended December 31, 2011 to $10.2 million for the year ended December 31, 2012. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition – December 31, 2013 and December 31, 2012

	December 31, 2013	December 31, 2012	Increase (Decrease)
	(in millions)
Total assets	$1,384.5	$1,473.1	$(88.6)
Total liabilities	2,621.5	2,619.2	2.3
Total deficit	(1,237.0)	(1,146.1)	(90.9)

Total assets decreased by $88.6 million principally due to (i) a decrease in other intangibles, net of $71.4 million, due to amortization expense and (ii) a decrease in cash of $12.9 million (see “—Liquidity and Capital Resources—Cash Flows”).

Total liabilities increased by $2.3 million, primarily due to an increase in long-term debt of $35.2 million in connection with the refinancing of substantially all of the 2006 senior subordinated notes (see “– Credit Facilities and Long-term Debt”). This increase was partially offset by a decrease in deferred revenue of $14.1 million due to the continuing shift of the membership base to monthly memberships.

Total deficit increased by $90.9 million, principally due to a net loss attributable to the Company of $89.6 million.

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

Affinion Group, Inc. is a holding company, with no direct operations and no significant assets other than the direct and indirect ownership of its subsidiaries. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries are contingent upon our subsidiaries’ earnings, but are not limited by our debt agreements, including our senior secured credit facility and the indentures governing our 2010 senior notes and our 2013 senior subordinated notes.

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

On April 9, 2012, the Company declared, and on April 10, 2012, the Company paid a dividend of $37.0 million to Affinion Holdings, utilizing available cash on hand. Affinion Holdings utilized the proceeds of the dividend to make interest payments on its 2010 senior notes.

On November 13, 2013, the Company loaned $18.9 million to Affinion Holdings to be utilized by Affinion Holdings to make the November 2013 interest payments on its 2010 senior notes.

Cash Flows – Years Ended December 31, 2013 and 2012

At December 31, 2013, we had $19.6 million of cash and cash equivalents on hand, a decrease of $12.9 million from $32.5 million at December 31, 2012. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Year Ended December 31,
	2013	2012	Change
	(in millions)
Cash provided by (used in):
Operating activities	$41.5	$68.9	$(27.4)
Investing activities	(51.1)	(68.3)	17.2
Financing activities	(3.3)	(55.1)	51.8
Effect of exchange rate changes	−	0.7	(0.7)
Net change in cash and cash equivalents	$(12.9)	$(53.8)	$40.9

Operating Activities

During the year ended December 31, 2013, we generated $27.4 million less cash from operating activities than during the year ended December 31, 2012. Segment EBITDA decreased by $42.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, which includes the favorable impact of the absence in 2013 of the impairment of goodwill and other long-lived assets of Prospectiv of $39.7 million recorded in 2012 and the unfavorable impact of the absence in 2013 of the reversal of the liability for additional consideration for the Prospectiv acquisition based on the earn-out of $14.6 million recorded in 2012 (see “—Results of Operations”). In addition, Segment EBITDA for the year ended December 31, 2013 was adversely impacted by $11.7 million of general and administrative expenses related to the refinancing of the 2006 senior subordinated notes. During the year ended December 31, 2013, deferred revenue generated cash flows that were $28.1 million more favorable due to the lessening impact of the continued shift from annual memberships to monthly memberships and lower membership levels, and receivables generated cash flows that were $18.5 million more favorable, due to a decline in the December 31, 2013 receivable balance resulting from a reduction in the global retail membership base.

Investing Activities

We used $17.2 million less cash in investing activities during the year ended December 31, 2013 as compared to 2012. During the year ended December 31, 2013, we used $46.3 million for capital expenditures and $3.6 million for acquisition-related payments. During the year ended December 31, 2012, we used $51.7 million for capital expenditures and $13.5 million for acquisition-related payments.

Financing Activities

We used $51.8 million less cash in financing activities during the year ended December 31, 2013 as compared to the year ended December 31, 2012. During the year ended December 31, 2013, we had net borrowings under our revolving credit facility of $46.0 million, made principal payments on our debt of $11.8 million and paid financing costs of $10.7 million in connection with the exchange of our 2006 senior subordinated notes. In addition, during the year ended December 31, 2013, we made payments to our parent company of $26.2 million. During the year ended December 31, 2012, we paid dividends to our parent company of $37.0 million, made principal payments on borrowings of $11.8 million and paid financing costs in connection with a debt amendment to our senior secured credit facility of $6.3 million.

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

Credit Facilities and Long-Term Debt

As a result of the Apollo Transactions, we became a highly leveraged company, and we have incurred additional indebtedness and refinancing indebtedness since the Apollo Transactions. In April 2010, we entered into an amended and restated senior secured credit facility comprised of an $875.0 million term loan and a $125.0 million revolving credit facility. In December 2010, we entered into an agreement with two of our lenders resulting in an increase in the revolving credit facility to $165.0 million. In February 2011, we incurred incremental borrowings of $250.0 million under our term loan facility.

In December 2013, we and Affinion Holdings completed exchange offers and consent solicitations pursuant to which, among other things, (i) $352.9 million principal amount of our 2006 senior subordinated notes were exchanged by the holders thereof for $360.0 million principal amount of Investments 2013 senior subordinated notes issued by our wholly-owned subsidiary, Affinion Investments, LLC  (“Affinion Investments”), (ii) we issued $360.0 million principal amount of 2013 senior subordinated notes to Affinion Investments in exchange for all of our 2006 senior subordinated notes received by it in the exchange offer and (iii) we entered into a supplemental indenture pursuant to which substantially all of the restrictive covenants were eliminated in the indenture governing our 2006 senior subordinated notes.

As of December 31, 2013, we had approximately $2.0 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years due to higher principal amounts and higher interest rates associated with the new indebtedness incurred in December 2013 and the related amendment to our senior secured credit facility that increased the applicable margins.

As part of the Apollo Transactions, we (a) issued $270.0 million principal amount of 10 1/8% senior notes due October 15, 2013 ($266.4 million net of discount) on October 17, 2005 and an additional $34.0 million aggregate principal amount of follow on senior notes on May 3, 2006 (collectively, the “2005 senior notes”), (b) entered into our senior secured credit facility, consisting of a term loan facility in the principal amount of $860.0 million (which amount does not reflect the $231.0 million in principal prepayments that we made prior to amendment and restatement of the senior secured credit facility in April, 2010) and a revolving credit facility in an aggregate amount of up to $100.0 million and (c) entered into a senior subordinated bridge loan facility in the principal amount of $383.6 million.

Our senior subordinated bridge loan facility was refinanced in part with the proceeds from the offering of 2006 senior subordinated notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our 2006 senior subordinated notes is payable semi-annually. We may redeem some or all of the 2006 senior subordinated notes at the redemption prices (generally at a premium) set forth in the agreement governing the 2006 senior subordinated notes. The 2006 senior subordinated notes are unsecured obligations. The 2006 senior subordinated notes are guaranteed by the same subsidiaries that guarantee our senior secured credit facility and our 2010 senior notes. In December 2013, Affinion Investments exchanged $352.9 million face amount of our outstanding 2006 senior subordinated notes for $360.0 million face amount Investments 2013 senior subordinated notes. Affinion Investments then exchanged with the Company all of the 2006 senior subordinated notes received by it in the exchange offer for the Company’s 2013 senior subordinated notes.

On April 9, 2010, the Company, as borrower, and Affinion Holdings, as a guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders, amending our senior secured credit facility. We refer to the amended and restated senior secured credit facility, as amended from time to time, including by the Incremental Assumption Agreements (as defined below) as “our senior secured credit facility.” Our senior secured credit facility initially consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility.

On December 13, 2010, the Company, as borrower, Affinion Holdings and certain of the Company’s subsidiaries entered into an Incremental Assumption Agreement with two of its lenders (the “Revolver Incremental Assumption Agreement,” and together with the Term Loan Incremental Assumption Agreement, the “Incremental Assumption Agreements”) which resulted in an increase in the revolving credit facility from $125.0 million to $160.0 million, with a further increase to $165.0 million in January 2011. On February 11, 2011, the Company, as borrower, and Affinion Holdings, and certain of the Company’s subsidiaries entered into, and simultaneously closed under, the Term Loan Incremental Assumption Agreement, which resulted in an increase in the term loan facility from $875.0 million to $1.125 billion. On November 20, 2012, the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring the Company to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. On December 12, 2013, in connection with the refinancing of our 2006 senior subordinated notes and the Affinion Holdings 2010 senior notes, the Company, as Borrower, and Affinion Holdings, entered into an amendment to the Affinion Credit Facility, which (i) provided permission for the consummation of the exchange offers for our 2006 senior subordinated notes and the Affinion Holdings 2010 senior notes; (ii) removed the springing maturity provisions applicable to the term loan facility; (iii) modified the senior secured leverage ratio financial covenant in the Credit Agreement; (iv) provided additional flexibility for us to make dividends to Affinion Holdings to be used to make certain payments with respect to Affinion Holdings’ indebtedness and to repay, repurchase or redeem subordinated indebtedness of the Company; and (v) increased the interest margins by 0.25% to 5.25% on LIBOR loans and 4.25% on base rate loans. The amendment became effective upon the satisfaction of the conditions precedent set forth therein, including the payment by the Company of the consent fee equal to 0.25% of the sum of (i) the aggregate principal amount of all term loans and (ii) the revolving loan commitments in effect, in each case, held by each lender that entered into the amendment on the date of effectiveness of the amendment.

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to the term loan facility and revolving loans under the senior secured credit facility are based on, at our option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 4.25%. The weighted average interest rate on the term loan for the years ended December 31, 2013, 2012 and 2011 was 7.1%, 5.2% and 5.0% per annum, respectively. Our obligations under our senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Our senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with financial maintenance covenants with a maximum ratio of senior secured debt (as defined in our senior secured credit facility) to EBITDA (as defined in our senior secured credit facility) and a minimum ratio of EBITDA to cash interest expense. A portion of the April 2010 proceeds of the term loan under our senior secured credit facility were utilized to repay the outstanding balance of the then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

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

In February 2011, the Company used a portion of the Incremental Term Loans to pay a dividend of approximately $199.8 million to Affinion Holdings. Affinion Holdings used the proceeds of the dividend to (i) redeem Affinion Holdings’ outstanding preferred stock with a liquidation preference of approximately $5.4 million, (ii) pay a dividend to Affinion Holdings’ stockholders (including holders of restricted stock units) of $1.50 per share (approximately $128.2 million in the aggregate), (iii) pay a one-time cash bonus to certain of Affinion Holdings’ option holders of approximately $5.2 million and (iv) pay additional amounts for transaction fees and expenses.

On November 19, 2010, the Company completed a private offering of $475.0 million aggregate principal amount of 2010 senior notes providing net proceeds of $471.5 million. The 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 2010 senior notes will mature on December 15, 2018. The 2010 senior notes are redeemable at the Company’s option prior to maturity. The indenture governing the 2010 senior notes contains negative covenants which restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. The Company’s obligations under the 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). The 2010 senior notes and guarantees thereof are senior unsecured obligations of the Company and rank equally with all of the Company’s and the guarantors’ existing and future senior indebtedness and senior to the Company’s and the guarantors’ existing and future subordinated indebtedness. The 2010 senior notes are therefore effectively subordinated to the Company’s and the guarantors’ existing and future secured indebtedness, including the Company’s obligations under its senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. The 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of the Company’s existing and future subsidiaries that are not guarantors, including the Investments 2013 senior subordinated notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 2010 senior notes, the Company completed a registered exchange offer and exchanged all of the then-outstanding 2010 senior notes for a like principal amount of 2010 senior notes that have been registered under the Securities Act. The Company used substantially all of the net proceeds of the offering of the 2010 senior notes to repay all of the 2005 senior notes and the 2009 senior notes.

On December 12, 2013, the Company completed a private offer to exchange the Company’s 2006 senior subordinated notes for Investments 2013 senior subordinated notes, pursuant to which $360.0 million aggregate principal amount of Investments 2013 senior subordinated notes were issued in exchange for $352.9 million aggregate principal amount of 2006 senior subordinated notes. Under the terms of the exchange offer, for each $1,000 principal amount of 2006 senior subordinated notes tendered at or prior to the consent time, holders received $1,020 principal amount of Investments 2013 senior subordinated notes. For each $1,000 principal amount of 2006 senior subordinated notes tendered during the offer period but after the consent period, holders received $1,000 principal amount of Investments 2013 senior subordinated notes. The Investments 2013 senior subordinated notes bear interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments 2013 senior subordinated notes will mature on August 15, 2018. Affinion Investments may redeem some or all of the Investments 2013 senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments 2013 senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments 2013 senior subordinated notes are redeemable at the option of Affinion Investments, with the net proceeds raised by the Company or Affinion Holdings in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments 2013 senior subordinated notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments 2013 senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion Investments, any future restricted subsidiaries of Affinion Investments and one of the Company’s other wholly-owned subsidiaries that guarantees the Investments 2013 senior subordinated notes to engage in certain transactions and also contains customary events of default. Affinion Investments’ obligations under the Investments 2013 senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Affinion Investments II, LLC (“Affinion Investments II”). Each of Affinion Investments and Affinion

Investments II is an unrestricted subsidiary of the Company and guarantees the Company’s indebtedness under its senior secured credit facility but does not guarantee the Company’s other indebtedness. The Investments 2013 senior subordinated notes and guarantee thereof are unsecured senior subordinated obligations of Affinion Investments, as issuer, and Affinion Investments II, as guarantor, and rank junior in right of payment to their respective guarantees of the Company’s senior secured credit facility.

On December 12, 2013, Affinion Investments exchanged with the Company all of the 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 2013 senior subordinated notes. Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2013 senior subordinated notes will mature on August 15, 2018. The 2013 senior subordinated notes are redeemable at the Company’s option prior to maturity. The indenture governing the 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). The 2013 senior subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s existing 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of the Affinion 2013 senior subordinated notes, the trustee for the Investments 2013 senior subordinated notes, and holders of at least 25% of the principal amount of the Investments 2013 senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing the Investments 2013 senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments 2013 senior subordinated notes.

In connection with the exchange offer and consent solicitation relating to the 2006 senior subordinated notes and the issuance of the Company’s 2013 senior subordinated notes, the Company incurred $5.9 million of financing costs, which have been included in general and administrative expenses on the accompanying consolidated statement of comprehensive income.

At December 31, 2013, on a consolidated basis, the Company had $1,084.7 million outstanding under the term loan facility, $475.0 million ($472.8 million net of discount) outstanding under the 2010 senior notes, $2.6 million outstanding under the 2006 senior subordinated notes and $360.0 million ($352.0 million net of discount) outstanding under the 2013 senior subordinated notes. At December 31, 2013, there was $46.0 million outstanding under the revolving credit facility and the Company had $108.2 million available under the revolving credit facility after giving effect to the issuance of $10.8 million of letters of credit.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our 2010 senior notes and our 2013 senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our senior secured credit facility requires us to maintain a specified minimum interest coverage ratio and a maximum senior secured leverage ratio. The interest coverage ratio as defined in our senior secured credit facility (Adjusted EBITDA, as defined, to interest expense, as defined) must be equal to or greater than 1.25 to 1.0 at December 31, 2013. The senior secured leverage ratio as defined in our senior secured credit facility (senior secured debt, as defined, to Adjusted EBITDA, as defined) must be equal to or less than 4.25 to 1.0 at December 31, 2013. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the 2010 senior notes and the 2013 senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of December 31, 2013, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

We have the ability to incur additional debt, subject to limitations imposed by our senior secured credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes. Under the indentures governing our 2010 senior notes and our 2013 senior subordinated notes, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to consolidated fixed charges as computed under such indentures) is at least 2.0 to 1.0.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended December 31, 2013 to Adjusted EBITDA.

Twelve Months Ended December 31, 2013
(in millions)
Net cash provided by operating activities	$41.5
Interest expense, net	165.1
Income tax expense	13.6
Amortization of debt discount and financing costs	(10.1)
Provision for loss on accounts receivable	(2.7)
Deferred income taxes	(7.3)
Changes in assets and liabilities	26.8
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings (a)	22.3
Other, net (b)	44.1
Adjusted EBITDA, excluding pro forma adjustments (c)	293.3
Effect of the pro forma adjustments (d)	13.6
Adjusted EBITDA, including pro forma adjustments (e)	$306.9

(a)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition, legal costs for certain legal matters and costs associated with severance incurred.
(b)

Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) the loss from an investment accounted for under the equity method, (iv) costs associated with certain strategic and corporate development activities, including business optimization, (v) consulting fees paid to Apollo and (vi) the impact of an adjustment related to the recognition of International retail revenue.

(c)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Back-Up and Travel acquisition. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on January 1, 2013 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes.

(d)

Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Back-Up and Travel acquisition as if such restructurings and cost savings initiatives had occurred on January 1, 2013.

(e)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (d) above.

Set forth below is a reconciliation of our consolidated net loss for the twelve months ended December 31, 2013 to Adjusted EBITDA as required by our credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes.

Twelve Months Ended December 31, 2013
(in millions)
Net loss attributable to Affinion Group, Inc.	$(89.6)
Interest expense, net	165.1
Income tax expense	13.6
Non-controlling interest	0.4
Other income, net	(0.1)
Depreciation and amortization	113.9
Effect of purchase accounting, reorganizations and non-recurring revenues and gains (a)	4.6
Certain legal costs (b)	7.5
Net cost savings (c)	10.2
Other, net (d)	67.7
Adjusted EBITDA, excluding pro forma adjustments (e)	293.3
Effect of the pro forma adjustments (f)	13.6
Adjusted EBITDA, including pro forma adjustments (g)	$306.9
Interest coverage ratio (h)	1.86
Senior secured leverage ratio (i)	3.62
Fixed charge coverage ratio (j)	1.97

(a)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition.
(b)	Represents the elimination of legal costs for certain legal matters.
(c)	Represents the elimination of costs associated with severance incurred.
(d)

Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) the loss from an investment accounted for under the equity method, (v) costs associated with certain strategic and corporate development activities, including business optimization, (vi) consulting fees paid to Apollo, (vii) facility exit costs, (viii) the impairment charge related to the intangible assets and property and equipment of Prospectiv, (ix) the impact of an adjustment related to the recognition of International retail revenue and (x) debt refinancing expenses.

(e)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Back-Up and Travel acquisition. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on January 1, 2013 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes.

(f)

Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives in connection with the Back-Up and Travel acquisition as if such restructurings and cost savings initiatives had occurred on January 1, 2013.

(g)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (f) above.
(h)

The interest coverage ratio is defined in our amended and restated senior secured credit facility, as amended on December 12, 2013 (Adjusted EBITDA, as defined, to interest expense, as defined). The interest coverage ratio must be equal to or greater than 1.25 to 1.0 at December 31, 2013.

(i)

The senior secured leverage ratio is defined in our amended and restated senior secured credit facility, as amended on December 12, 2013 (senior secured debt, as defined, to Adjusted EBITDA, as defined). The senior secured leverage ratio must be equal to or less than 4.25 to 1.0 at December 31, 2013.

(j)

The fixed charge coverage ratio is defined in the indentures governing our 2010 senior notes and 2013 senior subordinated notes (consolidated cash flows, as defined, which is computed with the same addbacks as in Adjusted EBITDA (as defined in our amended and restated senior secured credit facility) to fixed charges, as defined). The calculation of fixed charges excludes the amortization of deferred financing costs associated with the amendment and restatement of our credit facility on April 9, 2010.

Contractual Obligations and Commitments

The following table summarizes our aggregate contractual obligations at December 31, 2013, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the contractual obligations and commitments with operating cash flow generated in the normal course of business and availability under our revolving credit facility.

	2014	2015	2016	2017	2018	2019 and thereafter	Total
		(dollars in millions)
Term loan due 2016	$11.3	$11.2	$1,062.2	$—	$—	$—	$1,084.7
Revolving credit facility (1)	46.0	—	—	—	—	—	46.0
7.875% senior notes due 2018 (2)	—	—	—	—	475.0	—	475.0
11 1/2% senior subordinated notes due 2015 (2)	—	2.6	—	—	—	—	2.6
13.50% senior subordinated notes due 2018 (2)	—	—	—	—	359.9	—	359.9
Interest payments (3)	144.4	159.3	143.6	86.0	66.0	—	599.3
Other purchase commitments (4)	9.6	9.4	9.1	2.6	2.6	—	33.3
Operating lease commitments	21.2	19.3	15.7	14.0	12.6	49.2	132.0
Capital lease obligations	0.4	0.3	0.1	—	—	—	0.8
Consulting agreements (5)	2.6	2.6	2.6	2.6	—	—	10.4
Employment agreements (6)	4.0	0.5	—	—	—	—	4.5
Total firm commitments and outstanding debt	$239.5	$205.2	$1,233.3	$105.2	$916.1	$49.2	$2,748.5

(1)	Revolving credit facility expires April 9, 2015.
(2)	Long-term debt is reflected at face amount.
(3)	Interest on variable rate debt is based on December 31, 2013 interest rates.
(4)	Represents commitments under purchase agreements for marketing and membership program support services.
(5)

Represents annual management fee payable under the consulting agreement with Apollo. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Ancillary Agreements to the Purchase Agreement – Consulting Agreement.”

(6)

Represents salary and target bonus amounts attributable to those employment agreements described under “Item 11. Executive Compensation.” Amounts are based on the assumption that no agreements are renewed beyond their initial terms and all performance metrics for bonus payouts are achieved. Amounts exclude severance and other payouts due upon hypothetical termination of employment.

The above table does not give effect to contingent obligations, such as litigation claims, standard guarantees and indemnities, deferred purchase price related to acquisitions, surety bonds and letters of credit, due to the fact that at this time we cannot determine either the amount or timing of payments related to these contingent obligations. See Note 11 to our audited consolidated financial statements included elsewhere herein for a discussion of these contingent obligations. The above table also does not include obligations in connection with our liabilities for uncertain tax positions as we have significant federal and state net operating loss carryforwards that we believe will be available to offset any liabilities for uncertain tax positions incurred. In addition, we refer you to our audited consolidated financial statements as of and for the years ended December 31, 2013, 2012 and 2011.

Affinion Group Holdings, Inc.’s Dependence on Us to Service its Obligations

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of Affinion Holdings 2010 senior notes, and applied the gross proceeds, together with cash distributions from the Company, to repay the then-outstanding Affinion Holdings Loan Agreement in full, to pay the related fees and expenses and for general corporate purposes. The interest on the Affinion Holdings 2010 senior notes is payable semi-annually. Affinion Holdings may redeem some or all of the Affinion Holdings 2010 senior notes at the redemption prices (generally at a premium) set forth in the indenture governing the Affinion Holdings 2010 senior notes. The Affinion Holdings 2010 senior notes are unsecured obligations and are not guaranteed by the Company or any of its subsidiaries. The Affinion Holdings 2010 senior notes contain restrictive covenants related primarily to Affinion Holdings’ ability to distribute dividends to Affinion Holdings’ stockholders, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. As a holding company with no significant assets other than the ownership of 100% of our common stock, Affinion Holdings will depend on our cash flows to make any cash interest payments on the Affinion Holdings 2010 senior notes.

On December 12, 2013, Affinion Holdings issued $292.8 million aggregate principal amount of Affinion Holdings 2013 senior notes, together with 13.5 million Series A warrants and 70.2 million Series B warrants, in exchange for $292.8 million aggregate principal amount of Affinion Holdings senior notes. The Affinion Holdings 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At Affinion Holdings’ option, it may elect to pay interest (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of the outstanding Affinion Holdings 2013 senior notes or by issuing PIK notes (“PIK Interest”), or (iii) 50% as Cash Interest and 50% as PIK Interest; provided that if (i) no Default or Event of Default (each as defined in the Credit Agreement) shall have occurred and be continuing or would result from such interest payment, (ii) immediately after giving effect to such interest payment, on a pro forma basis, the Consolidated Leverage Ratio (as defined in the Credit Agreement ) of Affinion is less than or equal to 5.0:1.0 as of the last day of the most recently completed fiscal quarter preceding the interest payment date for which financial statements have been delivered to the agent under the Credit Agreement and (iii) immediately after giving effect to such interest payment, on a pro forma basis, the Adjusted Consolidated Leverage Ratio (as defined in the Note Agreement) of Affinion is less than or equal to 5.0:1.0, then Affinion Holdings shall be required to pay interest on the Affinion Holdings 2013 senior notes for such interest period in cash. PIK Interest accrues at 13.75% per annum plus 0.75%. The Affinion Holdings 2013 senior notes will mature on September 15, 2018. The Affinion Holdings 2013 senior notes are senior secured obligations of Affinion Holdings and rank pari passu in right of payment to all existing and future senior indebtedness of Affinion Holdings, junior in right of payment to all secured indebtedness of Affinion Holdings secured by liens having priority to the liens securing the Affinion Holdings 2013 senior notes up to the value of the assets subject to such liens, and senior in right of payment to unsecured indebtedness of Affinion Holdings to the extent of the security of the collateral securing the Affinion Holdings 2013 senior notes and all future subordinated indebtedness of Affinion Holdings.

As described above, we expect that Affinion Holdings will rely on distributions from us in order to pay any cash amounts due in respect of the Affinion Holdings 2010 senior notes and Affinion Holdings 2013 senior notes. However, our ability to make distributions to Affinion Holdings is restricted by covenants contained in our amended and restated senior secured credit facility and the indentures governing our 2010 senior notes and our 2013 senior subordinated notes and by Delaware law. To the extent we make distributions to Affinion Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including our amended and restated senior secured credit facility, our 2010 senior notes, our 2006 senior subordinated notes and our 2013 senior subordinated notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including our senior secured credit facility, our 2010 senior notes, our 2006 senior subordinated notes and our 2013 senior subordinated notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. In addition, to the extent we are not able to make distributions to Affinion Holdings because of the restrictions in our debt agreements or otherwise, then Affinion Holdings may not have sufficient cash on hand to service its obligations under the Affinion Holdings 2010 senior notes and Affinion Holdings 2013 senior notes. Any failure by Affinion Holdings to pay principal of, or interest on, the Affinion Holdings 2010 senior notes or the Affinion Holdings 2013 senior notes would constitute an event of default under our amended and restated senior secured credit facility, giving the lenders thereunder the right to accelerate the repayment of all borrowings thereunder, which acceleration would also give rise to an event of default under our 2010 senior notes, our 2006 senior subordinated notes and 2013 senior subordinated notes. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance such debt on satisfactory terms or at all.

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

The estimate of the periodic amount of claims incurred but not reported to the insurance company is based on models we have developed and maintain in consultation with the insurance carriers. The models are updated periodically for the most recent loss rates that we receive from the insurance companies and current market conditions. Any change to the estimates, based on actual experience, is reported in earnings in the period the change becomes known. The impact on 2013 net revenue subject to profit sharing arrangements of a 1% change in the claims incurred but not reported estimate as of December 31, 2013 would be approximately $0.3 million.

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

During the fourth quarter of 2013, the Company performed its annual goodwill impairment for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from 1.0% to 3.0% and discount rates ranging from 11.0% to 20.0%. In 2013, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount with the exception of Membership Products, for which fair value exceeded its carrying amount by approximately 15%.

Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by current accounting guidance. We perform reviews annually, or more frequently if circumstances indicate that an impairment may have occurred. Other than the impairment of intangible assets of Prospectiv in 2012, for which the Company recorded a charge of $8.2 million, and the further impairment of Prospectiv’s intangible assets and property and equipment of $1.6 million in 2013, there were no impairments identified during the years ended December 31, 2013, 2012 and 2011. Our intangible assets as of December 31, 2013 consist primarily of intangible assets with finite useful lives acquired by us in the Apollo Transactions and subsequent acquisitions and are recorded at their respective fair values in accordance with current accounting guidance.

Income Taxes

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2013 and 2012, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. The Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign taxing jurisdictions as of December 31, 2013 and 2012.

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

Each of the interest rate swaps was recorded at fair value, either as an asset or liability. The changes in the fair value of the swaps, which were not designated as hedging instruments, are included in interest expense in the accompanying consolidated statements of operations.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2013 (dollars are in millions unless otherwise indicated).

	2014	2015	2016	2017	2018	2019 and Thereafter	Total	Fair Value At December 31, 2013
Fixed rate debt	$0.4	$2.9	$0.1	$—	$834.9	$—	$838.3	$790.6
Average interest rate	10.30%	10.30%	10.30%	10.30%	10.30%
Variable rate debt	$11.3	$57.2	$1,062.2	$—	$—	$—	$1,130.7	$1,115.3
Average interest rate (a)	6.77%	6.76%	6.75%

(a)	Average interest rate is based on rates in effect at December 31, 2013.

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

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At December 31, 2013, the Company had in place contracts to sell EUR 26.6 million and receive $36.4 million and to sell GBP 13.9 million and receive $22.8 million.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized a realized loss of $1.7 million, a realized loss of $1.9 million and a realized gain of $0.3 million, respectively, on the forward contracts. The Company had a de minimis unrealized gain as of December 31, 2013 on the foreign currency forward contracts. e generally do not utilize foreign currency forward contracts as we do not consider our foreign currency risk to be material, although the Company continues to evaluate its foreign currency exposures in light of the current volatility in the foreign currency markets.

At December 31, 2013, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the party to each foreign currency forward contract. The counterparty to each foreign currency forward contract is a major financial institution. The Company does not expect any losses from non-performance by counterparties.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. Such risk was managed by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2013 and 2012, approximately $36.2 million and $55.7 million, respectively, of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control - Integrated Framework (1992).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group, Inc.:

We have audited the internal control over financial reporting of Affinion Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, CT February 26, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and/or members of our Board of Directors. The ages of each officer and/or director set forth below is as of December 31, 2013. Each of Messrs. Becker, Parker, Press, Nord, Ellenthal and Reiss was nominated by Apollo to serve as a director pursuant to the Affinion Holdings Stockholder Agreement and each of Messrs. Fernandes, Topper and Kaplan was nominated by General Atlantic to serve as a director pursuant to the Affinion Holdings Stockholder Agreement. Mr. Lipman was nominated to serve as a director pursuant to the Affinion Holdings Stockholder Agreement and Mr. Siegel, in his capacity as Chief Executive Officer, was nominated to serve as a director pursuant to the Affinion Holdings Stockholder Agreement. Mr. Victor was nominated by the holders of the Series A warrants (together with the holders of any shares of Class B common stock issued upon exercise thereof) to serve as a director pursuant to Affinion Holdings’ certificate of incorporation.

Name	Age	Position
Nathaniel J. Lipman	49	Chairman of the Board of Directors
Todd H. Siegel	43	Chief Executive Officer and Director
Gregory S. Miller	43	Executive Vice President and Chief Financial Officer
Steven E. Upshaw	43	Chief Executive Officer of Global Engagement Solutions and President, Affinion
Sloane Levy	49	Executive Vice President and General Counsel
Brian J. Dick	57	Executive Vice President and Chief Accounting Officer
Robert J. Dudacek	45	President, Insurance Services
Scott Lazear	48	President, Connexions Loyalty
James C. Daly, Jr.	54	Executive Vice President and Chief Human Resources Officer
Marc E. Becker	41	Director
Stan Parker	37	Director
Eric L. Press	48	Director
Matthew H. Nord	34	Director
Jonathan E. Ellenthal	48	Director
Michael A. Reiss	30	Director
Richard J. Fernandes.	55	Director
David J. Topper	56	Director
Zachary J. Kaplan	27	Director
Skip Victor	57	Director

Nathaniel J. Lipman has served as a director of Affinion since October 17, 2005. He was formerly the Chief Executive Officer of Affinion from October 17, 2005 until September 20, 2012, the President of Affinion Holdings from October 17, 2005 to January 14, 2011, the President of Affinion from October 17, 2005 to January 2010, the President and Chief Executive Officer of Trilegiant starting in August 2002 and President and Chief Executive Officer of Cendant Marketing Group starting in January 2004. From September 2001 until August 2002, he was Senior Executive Vice President of Business Development and Marketing of Trilegiant. He served as Executive Vice President of Business Development for Cendant Membership Services from March 2000 to August 2001. He joined the Alliance Marketing Division of Cendant in June 1999 as Senior Vice President, Business Development and Strategic Planning. Mr. Lipman was previously Senior Executive Vice President, Corporate Development and Strategic Planning, for Planet Hollywood International, Inc., from 1996 until April 1999. Prior to his tenure at Planet Hollywood, Mr. Lipman was Senior Vice President and General Counsel of House of Blues Entertainment, Inc., Senior Corporate Counsel at The Walt Disney Company and a corporate associate at Skadden, Arps, Slate, Meagher and Flom, LLP. Mr. Lipman serves on the board of directors of Patent Properties, Inc., Novitex Enterprises Solutions, Inc. and Readers Digest Association, Inc.

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

Gregory S. Miller was appointed Executive Vice President and Chief Financial Officer of Affinion as of January 20, 2014. From July 2011 until January 17, 2014, Mr. Miller served as Senior Vice President, Financial Planning and Divisional Operations, for The Madison Square Garden Company with responsibility for all financial matters of its operating divisions as well as its corporate strategic and financial planning divisions.  From May 2007 until June 2011, Mr. Miller served as the Senior Vice President and Chief Financial Officer for the North American Division of Affinion with responsibility for all financial matters for North American Operating Business Units. Mr. Miller served as Senior Vice President of Finance of Affinion from June 2005 until May 2007, the Vice President of Financial Planning and Analysis of Trilegiant from June 2003 until June 2005, the Director of Financial Planning and Analysis of Trilegiant from October 2000 until June 2003, and the Senior Manager of Accounting of Cendant Membership Services from December 1999 until October 2000. Prior to his tenure at Affinion, he held various positions at Citizens Communications and The Coca Cola Bottling Company of New York. From 1992 until 1994, Mr. Miller was employed with Coopers & Lybrand.

Steven E. Upshaw was appointed Chief Executive Officer of Global Engagement Solutions and President, Affinion as of May 10, 2013. Mr. Upshaw served as Chief Executive Officer of Global Financial Services and Co-President of Affinion from September 20, 2012 to May 10, 2013 and Chief Executive Officer North America and Chief Operating Officer Affinion Group from January 10, 2012 to September 2012. Mr. Upshaw was formerly President Global Operations from January 1, 2011 to January 10, 2012, the President of Affinion from January 2010 until January 14, 2011, the Chief Executive Officer of Affinion International from June 1, 2007 until January 14, 2011, and the President of Affinion International from June 1, 2007 until January 14, 2011. From October 17, 2005 to May 31, 2007, Mr. Upshaw served as an Executive Vice President and Chief Executive Officer, Affinion International. Prior to this role, Mr. Upshaw held the position of Executive Vice President and Managing Director for Cims UK, Ireland. Mr. Upshaw joined us in August 1995 and has served in numerous positions, including Senior Vice President for Protection Products in North America for Trilegiant.

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

Robert J. Dudacek was appointed President, Insurance Services as of October 1, 2013.  Mr. Dudacek joined Affinion as General Manager of Insurance in February 2013.  Prior to joining Affinion, Mr. Dudacek was Senior Vice President at Wells Fargo Insurance, leading the direct response insurance group from October 2006 to February 2013.  From October 2004 to October 2006, Mr. Dudacek was Vice President of Client Management at ReMark Americas, a global insurance marketing company.  Prior to that, Mr. Dudacek held various positions in the Financial Services Division of Minnesota Life, A Securian Company from June 1992 to October 2004.

Scott Lazear was appointed President, Connexions Loyalty in June of 2010. Mr. Lazear served as Senior Vice President of Sales, Client Management and Strategy for Affinion Benefits Group from July 2006 to June 2010. Mr. Lazear was Senior Vice President of Business Development and Client Solutions for Cendant Marketing Group from April 2003 to July 2006.  Prior to that, he was Vice President of Sales and Marketing for Trilegiant Loyalty Solutions from March 1999 to April of 2003.  Prior to his tenure at Affinion, he served as Vice President of Business Development for NCCI from October 1993 until March of 1999.

James C. Daly, Jr. was appointed Executive Vice President and Chief Human Resources Officer of Affinion as of December 1, 2012.  Mr. Daly was formerly the Senior Vice President and Chief Human Resources Officer of Affinion from February 2012 to December 2012.  Prior to his tenure at Affinion, Mr. Daly was employed as Vice President, Head of Human Resources at Standard & Poor’s from 2007 until 2012.  From 2000 to 2006, Mr. Daly served as Principal in the investment firm, Caydal, LLC.  From 1995 to 2000, Mr. Daly served as Senior Vice President, Human Resources for News America Marketing, a News Corporation company.  Prior to 1995, Mr. Daly held various human resources roles with Kraft Foods, American Express and General Foods Corporation.

Marc E. Becker has been a director of Affinion since October 17, 2005. From October 17, 2005 to December 20, 2006, he served as the Chairman of the Board of Directors of Affinion. Mr. Becker is a senior partner of Apollo, where he has been employed since 1996 and has served as an officer of certain affiliates of Apollo since 1999. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on several boards of directors, including Apollo Residential Mortgage, Inc., Novitex Holdings, Inc., Realogy Holdings Corp. and Vantium Management, L.P. During the past five years, Mr. Becker also served as a director of CEVA Group plc (from August 2013 to January 2014), Countrywide plc (from May 2007 to February 2009), EVERTEC, Inc. (from September 2010 to December 2013), Quality Distribution, Inc. (from June 1998 to May 2011) and SourceHOV Holdings, Inc. (from January 2006 to April 2013). Mr. Becker has significant experience making and managing private equity investments on behalf of Apollo and has over 18 years of experience financing, analyzing and investing in public and private companies. Mr. Becker previously led the diligence team for the Acquisition, and since then has worked closely with our management.

Stan Parker has been a director of Affinion since October 17, 2005. Mr. Parker is a senior partner of Apollo, where he has been employed since 2000. From 1998 to 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. in its Financial Entrepreneurs Group within the Investment Banking division. Mr. Parker serves on several boards of directors, including CEVA Group plc, CORE Entertainment Holdings, Inc. (formerly CKx Entertainment Holdings, Inc.), Momentive Performance Materials Holdings LLC and Pinnacle Agriculture Holdings, LLC. During the past five years, Mr. Parker also served as a director of AMC Entertainment Inc. (from December 2004 to November 2011), Charter Communications, Inc. (from January 2011 to May 2013), Momentive Performance Materials Holdings Inc., a subsidiary of Momentive Performance Materials Holdings LLC (from September 2006 to October 2010) and Quality Distribution, Inc. (from May 2008 to November 2009). Mr. Parker has significant experience making and managing private equity investments on behalf of Apollo and has over 15 years of experience financing, analyzing and investing in public and private companies. Mr. Parker previously co-led the diligence team for the Acquisition, and since then has worked closely with our management.

Eric L. Press has been a director of Affinion since October 17, 2005. Mr. Press is a senior partner of Apollo, where he has been employed since 1998 and has served as an officer of certain affiliates of Apollo. From 1992 to 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group. Mr. Press serves on several boards of directors, including Apollo Commercial Real Estate Finance, Inc., Athene Asset Management, LLC, Caesars Entertainment Corporation, Noranda Aluminum Holding Corporation, Prestige Cruise Holdings, Inc. and Verso Paper Corp. During the past five years, Mr. Press also served as a director of Innkeepers USA Trust (June 2007 to April 2010), Metals Holdings Corp. (from May 2005 to April 2013) and Quality Distribution, Inc. (May 2004 to May 2008). Mr. Press has significant experience in making and managing private equity investments on behalf of Apollo. Between his work at Apollo and his prior experience as an attorney and a management consultant, Mr. Press has approximately 25 years of experience in the process of financing, analyzing, investing in and/or advising public and private companies and their board of directors. Mr. Press has worked closely with our management since the Acquisition.

Matthew H. Nord has been a director of Affinion since October 30, 2006. Mr. Nord is a partner of Apollo, where he has been employed since 2003. Prior to that time, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on several boards of directors, including Constellium Holdco B.V., Noranda Aluminum Holding Corporation and Novitex Holdings, Inc. During the past five years, Mr. Nord has also served as a director of EVERTEC, Inc. (from September 2010 to December 2013), Hughes Telematics, Inc. (from December 2006 to July 2012), Mobile Satellite Ventures, a subsidiary of Skyterra Communications, Inc. (from September 2006 to April 2008) and SourceHOV Holdings, Inc. (from January 2006 to April 2013). Mr. Nord has significant experience making and managing private equity investments on behalf of Apollo and has over 12 years of experience financing, analyzing and investing in public and private companies. Mr. Nord previously co-led the diligence team for the Acquisition, and since then has worked closely with our management.

Jonathan E. Ellenthal has been a director of Affinion since January 27, 2010. Mr. Ellenthal is the President and Chief Executive Officer of Walker Digital Management, LLC and has held that position since January 2008, and the Vice Chairman and Chief Executive Officer of Patent Properties, positions he has held since September 2013. Mr. Ellenthal is also the President and a Partner at TEDMED, LLC and has held that position since February 2011. From January 2005 to December 2007, Mr. Ellenthal was the Chief Executive Officer of Synapse Group, Inc., a direct marketing company with a similar marketing model and financial model to those of Affinion. Mr. Ellenthal held several senior leadership positions at Synapse Group, Inc. before becoming its Chief Executive Officer. Earlier in his career, Mr. Ellenthal served as the Executive Vice President of Cooperative Marketing Concepts, Inc. Mr. Ellenthal

brings to Affinion’s Board of Directors his significant experience with companies offering marketing services similar to those offered by Affinion.

Michael A. Reiss has been a director of Affinion since August 13, 2013. Mr. Reiss is a principal of Apollo, where he has been employed since 2008. Prior to that time, Mr. Reiss was employed by Deutsche Bank Securities as a Global Finance Analyst in the Financial Sponsors Group. Mr. Reiss serves on the board of directors of Captain Bidco SAS, the parent of Ascometal SAS. Mr. Reiss has significant experience making and managing private equity investments on behalf of Apollo and has over seven years of experience financing, analyzing and investing in public and private companies.

Richard J. Fernandes has been a director of Affinion since January 14, 2011 and currently serves as a consultant focusing on international expansion and the retail services sector. Mr. Fernandes served as the Chief Executive Officer of Global Retail Services and Co-President of Affinion from September 20, 2012 to May 2013. Following the acquisition of Webloyalty on January 14, 2011, Mr. Fernandes served as President of Affinion and the Chief Executive Officer of Affinion International until September 2012. Mr. Fernandes is the sole owner and Chairman of Only Good News, LLC, a website that distributes positive news stories and videos to consumers, and is also currently an adjunct professor at Sacred Heart University. From January 1999 until January 2011, Mr. Fernandes was the founder, Chief Executive Officer and Chairman of the Board of Directors of Webloyalty. Prior to 1999, Mr. Fernandes served as an Executive Vice-President at CUC International. Mr. Fernandes brings to Affinion’s Board of Directors significant experience related to our business since he served as Chief Executive Officer of Webloyalty, a company offering similar services to those offered by Affinion, and he also served as an Executive Vice President of Affinion’s predecessor companies prior to the Acquisition.

David J. Topper has been a director of Affinion since August 13, 2013. Mr. Topper currently serves as Operating Partner at General Atlantic Service Company, LLC, where he has been employed since 2012. As Operating Partner, he provides strategic counsel to General Atlantic and its portfolio companies as a member of the Portfolio Management group. From 2005 to 2012, Mr. Topper was employed with J. P. Morgan where he joined as Co-Head of Equity Capital Markets and became Chairman of Equity Capital Markets, Vice Chairman of Investment Banking and Chairman of the Commitments Committee, and led many of the firm's major advisory and capital raising transactions in the financial institutions, healthcare, media and other sectors. Prior to joining J. P. Morgan, Mr. Topper spent 22 years at Morgan Stanley where he served as Co-Head of U.S. Equity Capital Markets, Managing Director and Chairman of the Equity Commitment Committee from 2001 to 2005.  Mr. Topper serves on the Board of the Duke University Trinity College of Arts and Sciences, the Board of Trustees of the Jewish Museum of New York, the Advisory Board of Common Sense Media and the Board of Directors of the Adams Memorial Foundation. Mr. Topper brings to Affinion’s Board of Directors his significant experience in analyzing, advising and investing in public and private companies.

Zachary J. Kaplan has been a director of Affinion since December 17, 2013. Mr. Kaplan currently serves as a Vice President at General Atlantic Service Company, LLC, where he has been employed since 2010. Mr. Kaplan works in General Atlantic's Internet and Technology sector. Mr. Kaplan has worked closely with many of General Atlantic's portfolio companies, including Gilt Groupe, Red Ventures, Web.com, Acumen Brands and Tory Burch. From 2008 to 2010, Mr. Kaplan was an investment banker with Greenhill & Co. in the Mergers & Acquisitions and Restructuring advisory groups. Mr. Kaplan brings to Affinion’s Board of Directors his significant experience with private companies.

Skip Victor has been a director of Affinion since December 16, 2013. Mr. Victor currently serves as a Managing Director and member of the Investment Committee of Balmoral Funds, where he has been employed since 2005. He also currently serves as a Senior Managing Director at Duff & Phelps in its Restructuring Group, where he has been employed since 2006. In 1990, Mr. Victor co-founded Chanin Capital Partners, a boutique investment bank focusing on corporate restructurings that was sold to Duff & Phelps in October 2006. Among other civic and charitable affiliations, Mr. Victor is a member of the board of directors of the Los Angeles Child Guidance Center and Academic Exchange. He also serves as a member of the Board of Advisors for the Price Center for Entrepreneurial Studies at the UCLA Graduate School of Management, and the Smithsonian Libraries and the Institute for Analysis of Global Security in Washington, D.C. Mr. Victor brings to Affinion’s Board of Directors his more than 27 years of experience in analyzing, advising and investing in public and private companies.

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

Committees of our Board of Directors

Our Board of Directors has a Compensation Committee, an Executive Committee, an Audit Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The current members of the audit committee are Messrs. Nord, Ellenthal and Lipman. Mr. Nord is the chairman of the audit committee. The principal duties and responsibilities of our audit committee are as follows:

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

Compensation Committee

The current members of the compensation committee are Messrs. Becker, Press and Topper. The principal duties and responsibilities of the compensation committee are as follows:

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

The information in this Executive Compensation section reflects the compensation structure and policies of the Company in effect as of December 31, 2013, unless otherwise noted.

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

Named Executive Officers

For 2013, our named executive officers and their respective titles were as follows:

•	Todd H. Siegel, Chief Executive Officer and Director.
•	Mark Gibbens, Chief Financial Officer (through December 27, 2013).
•	Nathaniel J. Lipman, Chairman of the Board.
•

Steven E. Upshaw, Chief Executive Officer of Global Financial Services and Co-President of Affinion (through May 10, 2013) and Chief Executive Officer of Global Engagement Solutions and President of Affinion (effective May 10, 2013).

•	Sloane Levy, Executive Vice President and General Counsel.

Messrs. Siegel and Gibbens were named executive officers for 2013 based on their positions with us as chief executive officer and chief financial officer during 2013. Messrs. Lipman and Upshaw and Ms. Levy were named executive officers based on their levels of compensation.

Mr. Gibbens’ employment as Chief Financial Officer terminated effective December 27, 2013. Effective January 20, 2014, Gregory S. Miller was appointed as our Chief Financial Officer.

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

Role of Executive Officers in Compensation Decisions

The chief executive officer annually reviews the performance of each of our named executive officers (other than the Chairman of the Board and Chief Executive Officer, whose performance is reviewed by the Committee).  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual incentive award target and actual payout amounts, are presented to the Committee, which has the discretion to modify any recommended adjustments or awards to executives.

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

We have found the Total Remuneration Surveys, produced by Mercer, Inc., provides helpful insight, as it reflects input from over 3,000 companies representing 1,200 positions, in General Industry, Service and Retail with revenues ranging from $100 million to over $10 billion.  As we recruit talent from various sectors, the broad view of this survey is valuable.  While the survey provides an overall list of participating companies, the data that is provided to us for comparison purposes is based on a subgroup of companies with revenues similar to ours. The identity of these companies is not provided to us. In sum, while we are familiar with the broad range of companies that participate in the survey, we are not provided with, and therefore have not listed, the names of the companies that comprise our comparison group.

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

We believe that Adjusted EBITDA and adjusted free cash flow measures are clearly understood by both our employees and stockholders, and that achievement of the stated goals is a key component in the creation of long-term value for our stockholders. Except as may be determined by the Committee, in its sole discretion, no bonuses are payable under the annual incentive plan if the Adjusted EBITDA and adjusted free cash flow performance goals established by the Committee for that year are not achieved. For 2013 the Committee established an Adjusted EBITDA including pro forma adjustments performance goal of $307.5 million and an adjusted free cash flow metric of $151.0 million. These goals were not achieved for 2013.  For 2014, the performance goals have not been finalized. For 2013, notwithstanding that our goals were not achieved, the Committee decided to fund a discretionary bonus pool in recognition of the achievement of results for some businesses and the performance of employees in light of a difficult economic and regulatory environment.  Such pool has been fully accrued and will be allocated based solely upon individual results and the individual’s impact on the business, which determinations will be made by the end of April 2014. Based on individual assessments, such pool may not be fully allocated.

For each named executive officer, as well as for each eligible employee, the actual bonus payable for a particular year under the annual incentive plan is bifurcated into a performance-based element and a discretionary element, neither of which is payable if the performance-based element is not achieved unless approved by the Committee. The performance-based element is based on achieving and exceeding the Adjusted EBITDA and adjusted free cash flow performance goals (a precondition to the payment of the bonus) and the discretionary element is based on the Committee’s assessment of the individual employee’s performance (weighted at 100%). In assessing the individual performance of our named executive officers, the Committee, in its discretion, considers the recommendations of our chief executive officer (except in determining the chief executive officer’s and chairman’s bonuses) and the following list of factors (the list of factors is not exclusive and no particular weight is assigned to any factor used) and makes its determinations as of the date the bonus is payable: achievement of internal financial and operating targets, including free cash flow and customer growth; improvement of performance and customer satisfaction with our services; improvement of management and organizational capabilities and implementation of long-term strategic plans.

The target bonus percentage (which in the aggregate applies to the discretionary and performance-based elements of the annual incentive bonus, each of which is weighted equally) for our named executive officers is established in their employment agreements or as modified by the Compensation Committee of the Board of Directors. For 2013, our named executive officers had the following bonus targets based on their respective annual base salaries: Mr. Lipman’s target was 0%; Mr. Siegel’s target remained at 150%; Mr. Gibbens’ target remained at 100%; Mr. Upshaw’s target remained at 125%, (which, as reported on December 20, 2012, was subject to a minimum guarantee for 2013 of no less than $593,750); and Ms. Levy’s target remained at 100%.  The Committee believes that a relatively greater proportion of the chief executive officer’s annual compensation should be subject to the achievement of the performance goals. The Committee retains the right to pay bonuses to the named executive officers and other employees that are in addition to, or in lieu of, the bonuses described in their employment agreements, which bonuses may be based on company or individual performance goals not reflected in our annual incentive plan or purely discretionary. In connection with the continued expansion of Mr. Upshaw’s duties and responsibilities, the Committee elected to guarantee his 2013 business.

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

On May 7, 2013, pursuant to his employment agreement, the Committee approved a grant to Mr. Gibbens of 200,000 options under the 2007 plan with an exercise price of $3.97, the fair value per share of Affinion Holdings’ common stock as of the grant date.

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

Attributed costs of the perquisites described above for the named executive officers for fiscal years 2011, 2012 and 2013 are included in column (i) of the “Summary Compensation Table.”

Severance Payments

Employment agreements are currently in effect with Messrs. Siegel, Lipman, Upshaw and Ms. Levy. These employment agreements provide for severance payments in certain circumstances. The employment agreements are designed to promote stability and continuity of senior management.

In the event the employment of any of Messrs. Lipman, Siegel, Upshaw or Ms. Levy is terminated by us without “cause” (including as a result of our nonrenewal of their respective employment agreement) or they terminate their respective employment with us for “good reason,” the terminating executive will be entitled under the severance provisions of his employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as periodic payments in the aggregate equal to: (i) in the case of Mr. Siegel, 200% of the sum of his annual base salary and target bonus, (ii) in the case of Mr. Lipman, we have no further obligation , and (iii) in the case of either of Mr. Upshaw and Ms. Levy, 100% of the sum of their respective annual base salary and target bonus. If employment of any of Messrs. Siegel, Lipman, Upshaw or Ms. Levy terminates due to death or disability, he or she will be entitled to a lump sum payment equal to 100% of base salary. Definitions referenced above can be found under the subheading “Employment Agreements” following the Summary Compensation Table.

As previously reported, Mr. Gibbens’ employment terminated during 2013. We believed it to be in our best interests to obtain a release agreement from Mr. Gibbens in exchange for our payment of severance in amount and in a manner consistent with his employment agreement upon an involuntary termination (other than for cause) and the provision of  additional post-termination benefits concerning outplacement, relocation assistance and medical coverage continuation.  Given Mr. Gibbens’ service to the Company, we did not seek to clawback his sign-on bonus.

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

2014 Actions

As previously reported, effective January 20, 2014, the Company has appointed Gregory Miller to succeed Mr. Gibbens as the Company’s Executive Vice President and Chief Financial Officer. In connection with Mr. Miller’s appointment as Executive Vice President and Chief Financial Officer, the Company entered into an employment agreement with Mr. Miller dated as of December 16,

2013 (the “Miller Employment Agreement”), which provides, among other things, for an annual base salary of $400,000 and eligibility for an annual target performance bonus of 100% of his base salary.  Mr. Miller will receive (i) a signing bonus upon completion of ninety days of employment; (ii) an annual car allowance and (iii) a grant of restricted stock units (“RSUs”).

As previously disclosed, the Committee reduced Mr. Lipman’s base salary to $250,000 effective as of January 1, 2014.

As publicly disclosed in our Current Report on Form 8-K, dated February 26, 2014, we have announced certain personnel changes and new hires, which will be effective on or after March 1, 2014.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Disclosure and Analysis be included in this Report.

THE COMPENSATION COMMITTEE

Marc E. Becker, Chairman Eric L. Press David Topper

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

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of our 2013 named executive officers for the fiscal years ended December 31, 2013, 2012 and 2011, to the extent that each of the 2013 named executive officers listed below was a named executive officer for such year(s).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)		Total ($)

Todd H. Siegel	2013	$600,000	$—	$—	$—	$—	$—	$27,472	(4)	$627,472
Chief Executive Officer	2012	$492,442	$387,798	$699,997	$—	$—	$—	$27,234		$1,607,471
	2011	$411,154	$525,000	$458,000	$1,040,000	$—	$—	$1,014,129		$3,448,283

Mark Gibbens	2013	$400,000	$—	$—	$800,000	$—	$—	$49,234	(6)	$1,249,234
Chief Financial Officer (5)	2012	$92,308	$55,385	$—	$—	$—	$—	$68,057		$215,750

Nathaniel J. Lipman	2013	$1,020,000	$—	$—	-	$—	$—	$41,347	(7)	$1,061,347
Chairman of the Board	2012	$829,192	$240,000	$960,000		$—	$—	$127,837		$2,157,029
	2011	$722,115	$900,000	$—	$—	$—	$—	$3,720,150		$5,342,265

Steven E. Upshaw	2013	$475,000	$—	$—	$—	$—	$—	$27,463	(8)	$502,463
Chief Executive Officer of -	2012	$435,288	$651,466	$1,019,992	$—	$—	$—	$27,232		$2,133,978
Global Financial Services, Co President of Affinion	2011	$384,423	$400,000	$—	$—	$—	$—	$842,667		$1,627,090

Sloane Levy	2013	$400,000	$—	$—	$—	$—	$—	$17,472	(9)	$417,472
Executive Vice President and	2012	$400,000	$240,000	$349,999	$—	$—	$—	$33,367		$1,023,366
General Counsel	2011	$374,808	$890,000	$—	$832,000	$—	$—	$125,330		$2,222,138

(1)

For 2013, Mr. Siegel’s target bonus remained at 150%, Mr. Gibbens’ target remained at 100%, Mr. Lipman’s target was 0%; Mr. Upshaw’s target remained at 125% and Ms. Levy’s target remained at 100%.  The Committee has not yet determined the amount of the 2013 annual bonuses to be paid to the named executive officers, if any. We anticipate that 2013 annual bonuses will be determined by April 2014.  Mr. Upshaw was guaranteed a minimum bonus of no less than $593,750.

(2)

The amounts shown in columns (e) and (f) reflect, for each named executive officer, the aggregate grant date fair value of stock and option awards during fiscal year 2013, 2012 and 2011 in accordance with FASB ASC Topic 718.

(3)

The amounts shown in column (i) reflect, for each named executive officer, the matching contributions we made on behalf of the named executive officers to the Employee Savings Plan (which is more fully described under “—Retirement Benefits” above). For 2013 such amounts were $10,000 for Mr. Siegel, $10,461 for Mr. Gibbens, $10,985 for Mr. Lipman and $10,231 for Mr. Upshaw. Also included in this column are the value of long term disability insurance premiums imputed to each named executive officer (each less than $500) and also certain annual perquisites disclosed in other footnotes to this Summary Compensation Table.

(4)	Includes an automobile allowance for 2013 equal to $17,340.

(5)     Mr. Gibbens’ employment as Chief Financial Officer terminated effective December 27, 2013.

(6)	Includes an automobile allowance for 2013 equal to $17,340 and relocation expenses of $21,076.
(7)	Includes an automobile allowance for 2013 equal to $30,230.
(8)	Includes an automobile allowance for 2013 equal to $17,100.
(9)	Includes an automobile allowance for 2013 equal to $17,340.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2013

The following table presents information regarding the equity awards granted to our named executive officers during fiscal year 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Mark Gibbens	5/7/2013	—	—	—	—	—	—		200,000	$3.97	$800,000

(1)	Awards disclosed in column (j) were granted under the 2007 plan. Mr. Gibbens employment as Chief Financial Officer terminated effective December 27, 2013.

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

Mark Gibbens. Effective as of September 20, 2012, we entered into an employment agreement with Mr. Gibbens pursuant to which he served as Executive Vice President and Chief Financial Officer. The initial term of the employment agreement was from October 1, 2012 through October 1, 2013. After the initial term, the agreement was subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Gibbens’ annual base salary was $400,000 and his annual target bonus was 100% of base salary.  Mr. Gibbens’ service as Chief Financial Officer terminated effective December 27, 2013. Other than his continued obligations of confidentiality and non-compete, such employment agreement is longer in effect.

Nathaniel J. Lipman. Effective as of September 25, 2012, and in connection with his resignation as our Chief Executive Officer and continuing role as Chairman of the Board, we entered into an employment agreement with Mr. Lipman. This new employment agreement replaces the employment agreement we entered into with Mr. Lipman on November 9, 2007. The initial term of the employment agreement is from September 25, 2012 through December 31, 2013. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. Under the employment agreement, Mr. Lipman’s annual base salary was $1,020,000 and his annual target bonus is 175% of his base salary, provided that Mr. Lipman is not eligible to receive an annual bonus for any year commencing after December 31, 2012.  Effective January 1, 2014, Mr. Lipman’s base salary was reduced to $250,000.

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

Upshaw’s base salary of $325,000, subject to annual review for potential increases. Mr. Upshaw is eligible to receive an annual target bonus of 100% of his base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. Mr. Upshaw’s current annual base salary is $475,000 and his current annual target bonus is 125% of his base salary.

Sloane Levy. On January 14, 2011, we entered into an employment agreement with Ms. Levy pursuant to which she serves as Executive Vice President and General Counsel of the Company. The initial term of the agreement is one year. After the initial term, the agreement is subject to automatic one-year renewals unless either party provides at least 90 days’ prior written notice to the other party of its intent not to renew the agreement. The agreement reflects Ms. Levy’s base salary of $300,000, subject to annual review for potential increases. Ms. Levy is eligible to receive an annual target bonus of 100% of her base salary, subject to the attainment of performance goals established by the Committee under our annual incentive plan. Ms. Levy’s annual base salary is currently $400,000.

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

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of December 31, 2013, there were no outstanding options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of December 31, 2013, there were no outstanding stock options to acquire shares of Affinion Holdings’ common stock granted under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2013, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings common stock at exercise prices ranging from $3.33 to $12.95. Substantially all of the outstanding options were vested as of December 31, 2013 and expire between May 2015 and September 2018.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END

The following table presents information regarding the outstanding equity awards held by each named executive officer at the end of fiscal year 2013 (with each share amount and exercise price adjusted to reflect Affinion Holdings’ stock split and the adjustment to the exercise price on account of the dividends paid in 2007 and 2011).

(a)	Option Awards							Stock Awards
	(b)		(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)		Option Exercise Price ($) (3)(4)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Todd H. Siegel	125,000		125,000	—		$9.16	07/21/2021	—	—	—	—
	100,000		—	—		$13.75	02/06/2019	—	—	—	—
	18,900		—	—		$11.52	11/30/2017	—	—	—	—
	130,662	(Tranche A)	—	—		$1.43	10/17/2015	—	—	—	—
	65,331	(Tranche B)	—			$1.43	10/17/2015	—	—	—	—
	65,331	(Tranche C)	—			$1.43	10/17/2015	—	—	—	—
	—		—	—		—	—	36,765(5)	41,912	—	—
	—		—	—		—	—	12,255(6)	13,971	—	—

Mark Gibbens	50,000					$3.97	10/01/2022 (7)

Nathaniel J. Lipman(5)	31,500		—	—		$11.52	11/30/2017	—	—	—	—
	606,900	(Tranche A)	—	—		$1.43	10/17/2015	—	—	—	—
	303,450	(Tranche B)	—			$1.43	10/17/2015	—	—	—	—
	303,450	(Tranche C)	—			$1.43	10/17/2015	—	—	—	—

Steven E. Upshaw	150,000		—	—		$13.75	02/06/2019	—	—	—	—
	18,900		—	—		$11.52	11/30/2017	—	—	—	—
	26,250	(Tranche A)	—	—		$1.43	10/16/2016	—	—	—	—
	—		—	13,125	(Tranche B)	$1.43	10/16/2016	—	—	—	—
	—		—	13,125	(Tranche C)	$1.43	10/16/2016	—	—	—	—
	15,750	(Tranche A)	—	—		$1.43	11/16/2015	—	—	—	—
	7,875	(Tranche B)	—	—		$1.43	11/16/2015	—	—	—	—
	7,875	(Tranche C)	—	—		$1.43	11/16/2015	—	—	—	—
	50,337	(Tranche A)	—	—		$1.43	10/17/2015	—	—	—	—
	25,169	(Tranche B)	—	—		$1.43	10/17/2015	—	—	—	—
	25,168	(Tranche C)	—	—		$1.43	10/17/2015	—	—	—	—
	—		—	—		—	—	51,470(8)	58,676	—	—
	—		—	—		—	—	24,510(5)	27,941	—	—
	—		—	—		—	—	12,255(6)	13,971	—	—

Sloane Levy	92,610					$7.32	12/12/2016
	100,000		100,000			$9.16	02/24/2021
								10,723(6)	12,224

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

Other than the grant of 92,610 options to Ms. Levy and the options granted to Mr. Gibbens under the 2007 Plan that had vested prior to his termination date, options not designated as either Tranche A, Tranche B or Tranche C, which were granted under the 2007 Plan, are scheduled to vest with respect to 25% of the shares subject to such option on each of the first four anniversary dates of the grant.

The grant to Ms. Levy of 92,610 options to purchase shares of Affinion Holdings was made under the 2005 Webloyalty Holdings Plan. Outstanding option grants under the 2005 Webloyalty Holdings Plan at the date of acquisition of Webloyalty were converted into options to purchase shares of Affinion Holdings’ common stock.

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

(6)

Effective on April 25, 2012, Messrs. Lipman, Siegel and Upshaw and Ms. Levy were granted 117,647, 49,019, 49,019 and 42,892 RSUs, respectively, which vest in three installments as follows: (i) 50% on April 8, 2013, (ii) 25% on August 22, 2013 and (iii) 25% on April 7, 2014, respectively (provided that in respect of each such vesting date, the applicable award tranche will vest earlier on the 7th day following our applicable annual or quarterly report), subject to each executive’s continuing employment through such vesting date. In connection with Mr. Lipman’s resignation as Chief Executive Officer, he forfeited 29,412 RSUs, representing the third tranche of his RSU award.

(7)      Pursuant to the option agreement, any vested options are exercisable for 90 days following termination of employment other than for cause and accordingly, the options will expire pursuant to their terms on March 27, 2014.

(8)	On December 14, 2012, Mr. Upshaw was granted 51,470 RSUs, which vest 100% on December 31, 2014, subject to Mr. Upshaw’s continuing employment through such vesting date.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the vesting of stock, including restricted stock, restricted stock units and similar instruments, by each of our named executive officers during the fiscal year ended December 31, 2013.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Todd H. Siegel	61,764	528,994
Mark Gibbens	−	−
Nathaniel J. Lipman	88,235	719,998
Steve Upshaw	36,764	299,994
Sloane Levy	32,169	262,499

(1)	Awards described under the “Stock Awards” column of this table are restricted stock units awarded under the Retention Award Program.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The tables below reflect the amount of compensation that would be payable to each of our named executive officers in the event of the termination of such executive’s employment as provided under the named executive officers’ employment agreements in effect for 2013. The amount of compensation payable to each named executive officer upon termination for good reason, retirement, termination without cause, the named executive officer’s disability or death or in the event of a change of control, is shown below. The amounts shown assume that such termination was effective as of December 31, 2013, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us. Outstanding unvested equity awards are generally not automatically accelerated upon a change of control.

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

The tables below reflect that Messrs. Siegel, Gibbens, Lipman, Upshaw, and Ms. Levy would have been entitled under their respective employment agreements to a lump sum payment equal to 100% of the respective executive’s base salary upon the executive’s termination of employment on account of death or disability.

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

The following table shows the potential payments upon termination of Mr. Siegel’s employment on December 31, 2013 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	−	−	−	$1,800,000	$1,800,000	−	−	−
Cash Severance	−	−	−	$1,200,000	$1,200,000	$600,000	$600,000	−
Long-Term Incentive Compensation:
Stock Options (1)	−	−	−	−	−	−	−	−
Benefits & Perquisites:
Savings Plan	−	−	−	−	−	−	−	−
Health and Welfare Benefits	−	−	−	−	−	−	−	−
Life Insurance Proceeds	−	−	−	−	−	−	−	−

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

Mark Gibbens

In the event Mr. Gibbens’ employment was terminated by us without cause (including as a result of the non-renewal of his employment agreement) or he terminated his employment with us for good reason, he would have been entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 24 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of his annual base salary and target bonus. If Mr. Gibbens’ employment had terminated due to death or disability, he would have been entitled to a lump sum payment equal to 100% of his base salary. In the event Mr. Gibbens violates any of the restrictive covenants he will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Mr. Gibbens’ employment on December 31, 2013:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	−	−	−	$400,000	$400,000	−	−	−
Cash Severance	−	−	−	$400,000	$400,000	$400,000	$400,000	−
Long-Term Incentive Compensation:
Stock Options	−	−	−	−	−	−	−	−
Benefits & Perquisites:
Savings Plan	−	−	−	−	−	−	−	−
Health and Welfare Benefits	−	−	−	−	−	−	−	−
Life Insurance Proceeds	−	−	−	−	−	−	−	−

Separation Pay: In connection with the termination of Mr. Gibbens’ employment, effective December 27, 2013, our Compensation Committee determined that it was in the best interest of the Company to obtain a release from Mr. Gibbens. As consideration for his execution of a separation and release agreement, which provided for his release of claims against Affinion, Affinion Holdings and their affiliates, Affinion has agreed to provide Mr. Gibbens with cash severance of $800,000, six (6) months of outplacement services, a lump sum relocation payment, and a payment for COBRA costs.  The Company elected not to seek repayment by Mr. Gibbens of his sign-on bonus.

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

The following table shows the potential payments upon termination of Mr. Lipman’s employment on December 31, 2013 under the circumstances described above:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	−	−	−	−	−	−	−	−
Cash Severance	−	−	−	−	−	$1,020,000	$1,020,000	−
Long-Term Incentive Compensation:
Stock Options (1)	−	−	−	−	−	−	−	−
Benefits & Perquisites:
Savings Plan	−	−	−	−	−	−	−	−
Health and Welfare Benefits	−	−	−	−	−	−	−	−
Life Insurance Proceeds	−	−	−	−	−	−	−	−

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

The following table shows the potential payments upon termination of Mr. Upshaw’s employment on December 31, 2013:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	−	−	−	$593,750	$593,750	−	−	−
Cash Severance	−	−	−	$475,000	$475,000	$475,000	$475,000	−
Long-Term Incentive Compensation:
Stock Options (1)		−	−	−	−	−	−	−
Benefits & Perquisites:
Savings Plan	−	−	−	−	−	−	−	−
Health and Welfare Benefits	−	−	−	−	−	−	−	−
Life Insurance Proceeds	−	−	−	−	−	−	−	−

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

Sloane Levy

In the event Ms. Levy’s employment is terminated by us without cause (including as a result of the non-renewal of her employment agreement) or she terminates her employment with us for good reason, she will be entitled under the severance provisions of the employment agreement to a lump sum payment of any unpaid annual base salary through the date of termination and any bonus earned but unpaid for any fiscal year ended prior to the year in which the date of termination occurs, as well as the payment in 18 monthly installments commencing on the date of termination of an amount equal to 100% of the aggregate amount of her annual base salary and target bonus. If Ms. Levy’s employment is terminated due to death or disability, she will be entitled to a lump sum payment equal to 100% of her base salary. In the event Ms. Levy violates any of the restrictive covenants she will have no further right to receive any severance payments.

The following table shows the potential payments upon termination of Ms. Levy’s employment on December 31, 2013:

Executive Benefit and Payments Upon Separation	Voluntary Termination	Early Retirement	Normal Retirement	Termination Without Cause	Termination for Good Reason	Disability	Death	Change of Control
Compensation:
Annual Incentive Plan	−	−	−	$400,000	$400,000	−	−	−
Cash Severance	−	−	−	$400,000	$400,000	$400,000	$400,000	−
Long-Term Incentive Compensation:
Stock Options	−	−	−	−	−	−	−	−
Benefits & Perquisites:
Savings Plan	−	−	−	−	−	−	−	−
Health and Welfare Benefits	−	−	−	−	−	−	−	−
Life Insurance Proceeds	−	−	−	−	−	−	−	−

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

Director Compensation

        Our non-employee directors are entitled to receive annual compensation in the amount of $45,000 payable in equal quarterly installments, plus $2,000 for each regular or special meeting of our board of directors or board committee that they attend in person, plus an additional $1,000 for each regular or special meeting of our board of directors or board committee that they attend by teleconference. In addition, in 2013, Mr. Alfred F. Kelly, Jr. received $9,090 for serving as the chairman of the audit committee of the board of directors and Mr. Matthew H. Nord received $1,875, Mr. Richard J. Srednicki received $2,617 and Mr. Jonathan E. Ellenthal received $2,833, each for serving on the audit committee of the board of directors. Directors who are our employees receive no compensation for their service as directors.

Our directors are also eligible to participate in the 2007 Plan. We generally award non-employee directors 15,000 options when they join our board of directors. The chairperson of the audit committee receives an additional 7,500 options, and other non-employee directors who are not affiliated with Apollo and serve as members of the audit committee receive an additional 3,750 options.

The table below summarizes the compensation paid by us and earned or accrued by non-employee directors for the fiscal year ended December 31, 2013.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc E. Becker	$13,250	$—	$—	$—	$—	$13,250
Matthew H. Nord	$17,125	$—	$—	$—	$—	$17,125
Stan Parker	$13,250	$—	$—	$—	$—	$13,250
Eric L. Press	$13,250	$—	$—	$—	$—	$13,250
Richard J. Srednicki	$26,317	$—	$—	$—	$—	$26,317
Jonathan E. Ellenthal	$58,833	$—	$—	$—	$—	$58,833
Alfred F. Kelly, Jr.	$45,359	$—	$—	$—	$—	$45,359
Anton J. Levy	$12,250	$—	$—	$—	$—	$12,250
Scott D. Miller	$30,269	$—	$—	$—	$—	$30,269
Michael A. Reiss	$—	$—	$—	$—	$—	$—
David J. Topper	$—	$—	$—	$—	$—	$—
Zachary J. Kaplan	$—	$—	$—	$—	$—	$—
Skip Victor	$1,000	$—	$—	$—	$—	$1,000
(1)

Mr. Lipman, our Chairman of the Board and Mr. Siegel, our Chief Executive Officer, are not included in this table as they are our employees and thus receive no compensation for their services as a director. The compensation received by Mr. Lipman and Mr. Siegel is shown in the Summary Compensation Table. Mr. Fernandes, our Chief Executive Officer of Global Retail Services and Co-President until May 2013, did not receive any director fees for his services as a director and is not included in this table.

(2)

Messrs. Press, Becker, Nord, Parker, and Levy voluntarily waived their director compensation payments in 2013 following the first quarter. Messrs. Reiss, Topper and Kaplan waived their director compensation payments in 2013 following their appointment to the board of directors. The decision to waive such payments was deemed in the best interests of the company and waiving directors did not receive substitute compensation in any other form in exchange for their waived amounts.

(3)

As of December 31, 2013 the named non-employee directors had the following number of options outstanding, all of which were fully vested when granted: Marc E. Becker, 44,500; Stan Parker, 41,500; Eric L. Press, 43,000; Matthew H. Nord, 43,000; Jonathan E. Ellenthal, 15,000; and Anton J. Levy, 15,000.

Compensation Committee Interlocks and Insider Participation

During 2013, the members of our Compensation Committee consisted of Messrs. Becker and Press and Mr. Levy until his resignation on December 17, 2013. Messrs. Becker and Press are principals and stockholders of Apollo, our controlling stockholder. Neither Mr. Becker nor Mr. Press has ever been one of our officers or employees. During 2013, neither Mr. Becker nor Mr. Press had any relationship that requires disclosure in this Report as a transaction with a related person. During 2013, none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served on our Compensation Committee, none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee, and none of our executive officers served as a member of the compensation committee of another entity (or other board committee of such entity performing equivalent function or, in the absence of any such committee, the entire board of directors of such entity), one of whose executive officers served as one of such directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Affinion Holdings owns 100% of our common stock.

The following table sets forth information regarding the beneficial ownership of Affinion Holdings’ common stock as of February 25, 2014 by (i) each person known to beneficially own more than 5% of the common stock of Affinion Holdings, (ii) each of our named executive officers, (iii) each member of the Board of Directors of Affinion Holdings and (iv) all of our executive officers and members of the Board of Directors of Affinion Holdings as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Affinion Group Holdings, LLC(a)	57,750,000	68.0%
General Atlantic LLC(b)	17,469,933	20.6%
Nathaniel J. Lipman(c)	1,770,300	2.1%
Todd H. Siegel(d)	707,964	*
Mark G. Gibbens(e)	50,000	*
Steven E. Upshaw(f)	423,309	*
Sloane Levy(g)	253,333	*
Marc E. Becker(h)(i)	44,500	*
Matthew H. Nord(h)(j)	43,000	*
Stan Parker(h)(k)	41,500	*
Eric L. Press(h)(j)	43,000	*
Jonathan Ellenthal(l)	15,000	*
Michael Reiss(h)	—	*
Richard J. Fernandes(m)	3,289,705	3.9%
David J. Topper	—	*
Zachary J. Kaplan	—	*
Skip Victor	—	*
Directors and executive officers as a group (20 persons)(n)	6,903,298	7.8%

(*)	Less than one percent.
(a)

Represents 57,750,000 shares of common stock owned of record by Affinion Group Holdings, LLC (“Parent LLC”). Apollo Management V, L.P. (“Management V”) serves as the sole manager of Parent LLC. AIF V Management, LLC (“AIF V LLC”) is the general partner of Management V, and Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF V LLC. Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management, Apollo Management Holdings, L.P. (“AMH”) is the sole and managing member of Management GP, and Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. The shares of common stock held of record by Parent LLC includes shares held by Parent LLC as a fiduciary for Apollo German Partners V GmbH & Co. KG (“German V”). Apollo Verwaltungs V GmbH (“Apollo German GP”) is the general partner of German V and Apollo Advisors V, L.P. (“Advisors V”) is the managing limited partner of German V. Apollo Capital Management V, Inc. (“ACM V”) is the general partner of Advisors V. Apollo Principal Holdings I, L.P. (“Apollo Principal”) is the sole shareholder of ACM V, and Apollo Principal Holdings I GP, LLC (“Principal GP”) is the general partner of Apollo Principal. Leon Black, Joshua Harris and Marc Rowan are the managers of Principal GP and the managers as well as the executive officers of AMH GP, and as such may be deemed to have voting and dispositive control of the shares of our common stock held of record by Parent LLC.

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

(b)

Represents 17,469,933 shares of common stock owned of record by General Atlantic Partners 79, L.P. (“GAP 79”), GAP-W Holdings, L.P. (“GAP-W”), GapStar, LLC (“GapStar”), GAPCO GmbH & Co., KG (“GAPCO KG”), GAP Coinvestment III, LLC (“GAPCO III”) and GAP Coinvestment IV, LLC (“GAPCO IV”). General Atlantic LLC (“GA LLC”) is the general partner of GAP 79 and General Atlantic GenPar, L.P. (“GA GenPar”) and is the Managing Member of GAPCO III and GAPCO IV. GA GenPar is the general partner of GAP-W. GAPCO Management GmbH (“GAPCO Management”) is the general partner of GAPCO KG. The executive officers of GapStar are certain Managing Directors of GA LLC. In addition, Managing Directors of GA LLC control the voting and investment decisions made by GAPCO KG and GAPCO Management. Accordingly, the voting and disposition of the shares in the Company are coordinated among GAP 79, GAP-W, GapStar, GAPCO KG, GAPCO III and GAPCO IV. GAP 79, GAP-W, GapStar, GAPCO KG, GAPCO III, GAPCO IV, GA GenPar and GAPCO Management are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. Anton J. Levy is a Managing Director of GA LLC.

The address of Mr. Levy and the General Atlantic group (other than GAPCO KG and GAPCO Management) is c/o General Atlantic Service Company, LLC, 55 East 52nd Street, 32nd Floor, New York, New York 10055. The address of GAPCO KG and GAPCO Management is Maximilianstrasse 35B 80539, Munich Germany.

(c)	Includes 1,213,800 shares of common stock issuable upon the exercise of Tranche A, B and C options and 31,500 shares of common stock issuable upon the exercise of 2007 Plan options.

(d)

Includes 261,324 shares of common stock issuable upon the exercise of Tranche A, B and C options, 243,900 shares of common stock issuable upon the exercise of 2007 Plan options and 49,020 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 125,000 shares of common stock issuable upon the exercise of 2007 Plan options.

(e)	Includes 50,000 shares of common stock issuable upon the exercise of 2007 Plan options
(f)

Includes 158,424 shares of common stock issuable upon the exercise of Tranche A, B and C options, 168,900 shares of common stock issuable upon the exercise of 2007 Plan options and 36,765 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 26,250 shares of common stock issuable upon the exercise of Tranche B and Tranche C options and 51,470 restricted stock units that remain subject to vesting.

(g)

Includes 92,610 shares of common stock issuable upon the exercise of 2005 Webloyalty Holdings Plan options and 150,000 shares of common stock issuable upon the exercise of 2007 Plan options and 10,723 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 50,000 shares of common stock issuable upon the exercise of 2007 Plan options.

(h)

Messrs. Becker, Parker, Press, Nord and Reiss are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Becker, Parker, Press, Nord and Reiss may be deemed to be the beneficial owner of shares beneficially owned by Apollo, each of them disclaims beneficial ownership of any such shares.

(i)	Consists of 44,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(j)	Consists of 43,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(k)	Consists of 41,500 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(l)	Consists of 15,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(m)

Includes 311,250 shares issuable upon the exercise of 2007 Plan options and 12,255 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 103,750 shares of common stock issuable upon the exercise of 2007 Plan options. Additionally, the Fernandes Family Trust, whose trustee is Mr. Fernandes’ spouse, holds 995,093 shares of common stock of which Mr. Fernandes may be deemed to be the beneficial owner. Mr. Fernandes disclaims beneficial ownership of the common stock held by the Fernandes Family Trust and this disclosure shall not be deemed an admission that Mr. Fernandes is the beneficial owner of such securities for the purposes of Section 13(d) or 13(g) of the Securities Act or for any other purpose.

(n)

Includes 1,698,522 shares of common stock issuable upon the exercise of Tranche A, B and C options, 779,700 shares of common stock issuable upon the exercise of 2007 Plan options, 498,250 shares of common stock issuable upon the exercise of Board of Director option grants, 92,610 shares of common stock issuable upon the exercise of options issued under Webloyalty option plans and 120,076 restricted stock units that are currently exercisable or exercisable within 60 days. Does not include 36,750 shares of common stock issuable upon the exercise of Tranche B and Tranche C, 451,250 shares of common stock issuable upon the exercise of 2007 Plan options and 51,470 restricted stock units that remain subject to vesting.

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

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. As of December 31, 2013, there were no outstanding stock options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of December 31, 2013, there were no outstanding stock options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2013, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings common stock at exercise prices ranging from $3.33 to $12.95. All of the outstanding options were vested as of December 31, 2013 and expire between May 2015 and September 2018.

For additional discussion of our equity compensation, including the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan, see Note 12 to our audited consolidated financial statements included elsewhere herein.

The table below summarizes the equity issuances under the 2005 Plan, the 2007 Plan, the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by securityholders
Options	2,945,397	$1.50	—
Equity compensation plans not approved by securityholders
Options (1)	3,998,439	$9.30	(3)
Restricted stock units	423,801	—	(3)
Total	7,367,637	$(2)	6,194,230

(1)	Includes 557,249 additional options as a result of Affinion Holdings’ issuance of options to replace awards granted by Webloyalty. The weighted-average exercise price of these awards was $6.85.
(2)

6,194,230 shares of common stock are available for future issuance under equity compensation plans in connection with future grants of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards.

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

Indemnification . Cendant has agreed to indemnify us, Affinion Holdings and each of our and Affinion Holdings’ affiliates, and each of our and Affinion Holdings’ respective directors and officers, collectively, the indemnified parties, for breaches of representations, warranties and covenants made by Cendant, as well as for other specified matters, certain of which are described below. Affinion Holdings and we have agreed to indemnify Cendant, its affiliates and each of their respective directors and officers for breaches of representations, warranties and covenants made by each of us, as well as for certain other specified matters. Generally, all parties’ indemnification obligations with respect to breaches of representations and warranties (except with respect to the matters described below) (i) are subject to a $100,000 occurrence threshold, (ii) are not effective until the aggregate amount of losses suffered by the indemnified party exceeds $15.0 million (and then only for the amount of losses exceeding $15.0 million) and (iii) are limited to $275.1 million of recovery. Generally, subject to certain exceptions of greater duration, the parties’ indemnification obligations with respect to representations and warranties expired on April 15, 2007 with indemnification obligations related to covenants surviving until the applicable covenant has been fully performed.

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

Consulting Agreement

On October 17, 2005, Apollo entered into a consulting agreement with us for the provision of certain structuring and advisory services, pursuant to which we paid Apollo a fee of $20.0 million for services rendered in connection with the Apollo Transactions and reimbursed Apollo for certain expenses incurred in rendering those services (the “2005 Consulting Agreement”). The 2005 Consulting Agreement has been amended and restated as described in “—Other Related Party Transactions—Agreements with Certain Investors.”

Intercompany Agreements

General. AGLLC, Affinion International (formerly known as CIMS) and their respective subsidiaries historically have had arrangements with Cendant and/or certain of its direct and indirect subsidiaries relating to, among other things, the marketing of certain membership programs and related data management, administration of loyalty and rewards programs, operational support (including travel agency support and software licensing), shared facilities and profit-sharing arrangements related to the marketing of certain insurance programs. On October 17, 2005, these arrangements were terminated and we have subsequently entered into new agreements with Cendant and/or certain subsidiaries that require the parties to provide services similar to those provided prior to the Apollo Transactions. See Note 14 to our audited consolidated financial statements included elsewhere herein.

Marketing Agreements. On October 17, 2005, we entered into agreements relating to the marketing of AGLLC’s membership programs with Cendant and/or its subsidiaries, including Budget Rent A Car System, Inc., Travel Link Group, Inc., Cendant Hotel Group, Inc., Trip Network, Inc., Orbitz, LLC and Resort Condominiums International, LLC. The agreements expired on December 31, 2010. These agreements permitted us to solicit customers of these parties for our membership programs through various direct marketing methods, which included mail, telemarketing and online solicitation methods. The payment terms of each marketing agreement differed, but generally involved the payment by us of either a fee for each call transferred under such marketing agreement, a bounty for each user that enrolled as a member of a membership program or a percentage of net membership revenues. The expense for such services was $2.3 million for the year ended December 31, 2011. There were no expenses incurred with a related party during the years ended December 31, 2012 and 2013.

Other than non-material arrangements, these agreements provided that if a Cendant-party elected to terminate an agreement or an agreement terminated as a result of the parties’ inability to agree on creative materials prior to December 31, 2010, then the applicable Cendant-party would be required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing arrangement been in effect until December 31, 2010. The termination fee is paid as follows: the applicable Cendant-party is required to pay the equivalent of twenty-four quarterly installment payments, which termination fee is payable for each quarter occurring after the applicable termination date and prior to the end of calendar year 2010. In the event that in any quarter during the term of a marketing agreement, any Cendant-party failed to meet the minimum amount of marketing volume, failed to provide the specified amount of customer data or breached certain material obligations under any marketing agreement, then such Cendant-party would have to make a shortfall payment based on a calculation of the marketing revenues that would have been derived had the applicable Cendant-party met the specified threshold. Each shortfall payment is paid as follows: for each quarter in which a shortfall event occurs, the applicable Cendant Party is required to pay twenty-four quarterly installment payments (subject to certain adjustments). As a result of the failure by certain Cendant-parties to meet the specified minimum volume commitments under certain of the marketing agreements and the early termination of one of the marketing agreements by one of the Cendant-parties, we recognized revenues in the amount of $5.4 million for the year ended December 31, 2010. There was no such revenue recognized during the years ended December 31, 2011, 2012 and 2013.

Loyalty Agreements. On October 17, 2005, certain of our subsidiaries entered into agreements with Cendant and its subsidiaries relating to Cendant’s loyalty and rewards programs to provide services to certain Cendant parties. The Cendant-party is generally charged one or more of the following fees relating to these services: an initial fee to implement a particular loyalty program; a management/administration fee; a redemption fee related to redeemed rewards and a booking fee related to bookings by loyalty program members. The revenue for such services attributable to agreements with Wyndham related entities was $2.1 million for the year ended December 31, 2011. There was no such revenue recognized during the years ended December 31, 2012 and 2013. One such loyalty and rewards agreement expired on June 30, 2010. The other agreement expired on December 31, 2013.

In connection with these agreements, we formed Connexions Loyalty, LLC (formerly Affinion Loyalty, LLC), a special purpose, bankruptcy remote subsidiary which is a wholly-owned subsidiary of Connexions Loyalty, Inc. (formerly Affinion Loyalty

Group, Inc. “Connexions”). Pursuant to the loyalty agreements, Connexions provided a copy of the object code, source code and related documentation of certain of its intellectual property to Connexions Loyalty, LLC under a non-exclusive limited license and Connexions Loyalty, LLC sublicensed such intellectual property to Cendant on a non-exclusive basis.

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

On August 22, 2008, the Company entered into an agreement to acquire certain assets and assume certain liabilities of RCI Europe. The acquisition closed during the fourth quarter of 2008 for nominal consideration. Under the agreement, the Company acquired all of the assets and assumed all of the liabilities of RCI Europe’s travel services business that served the Company’s customers in Europe. Following this acquisition, the Company now provides travel services directly to its customers. The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with RCI Europe relating to office space and certain other transition services. The revenue earned for such services was $0.2 million for the year ended December 31, 2011 and is included in net revenues in the consolidated statements of comprehensive income. There was no such revenue recognized during the years ended December 31, 2012 and 2013. The expense incurred for such services was $1.0 million for the year ended December 31, 2011. There were no expenses incurred with a related party during the years ended December 31, 2012 and 2013.

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

During 2006, Apollo acquired one of our vendors, SourceCorp Incorporated, that provides document and information services to us. On January 1, 2012, we entered into a new master services agreement with SourceHOV LLC (which is the successor to SOURCECORP by merger) for a term of five years, subject to our right to terminate at any time with 180 days notice. The fees incurred for these services for the years ended December 31, 2011, 2012 and 2013 was $1.1 million, $0.7 million and $0.6 million, respectively.

During the years ended December 31, 2011 and 2012, the Company purchased $5.2 million and $4.1million, respectively, of gift cards from AMC Entertainment, Inc., a company owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statements of comprehensive income. As a result of the sale in 2012 of AMC Entertainment, Inc. by the affiliate of Apollo, AMC Entertainment, Inc. was not a related party during the year ended December 31, 2013.

On January 28, 2010, we, through Affinion Investments, entered into a subscription and capital commitment letter with Alclear Holdings, LLC (“Alclear”), pursuant to which we agreed to (i) become a member of Alclear and (ii) fund a capital contribution to Alclear in cash in the amount of $1.0 million. In order to make its capital contribution in Alclear, Affinion Investments received a capital contribution in cash in the amount of $1.0 million from Affinion. As a result of the capital contribution, we acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear. In February 2010, Alclear was selected as the winning bidder in the bankruptcy auction sale of the assets of Verified Identity Pass, Inc., an entity that provides biometric system solutions for airports, airlines, travel agents, and business travelers in the U.S. Alclear acquired the assets of Verified Identity Pass, Inc. in April 2010. Subsequently, on December 12, 2013, Affinion Investments sold all of its membership interests in Alclear to Affinion Developments, LLC, a newly formed unrestricted subsidiary of Affinion. We provided support services to Alclear and recognized revenue in the amount of $1.1 million, $1.1 million and $0.9 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Alclear is controlled and partially funded by Caryn Seidman-Becker, who also serves as its Chief Executive Officer. Ms. Seidman-Becker is the spouse of Marc Becker. Mr. Becker is a director of Affinion and a partner of Apollo. Apollo beneficially owns approximately 68% of the common stock of Affinion Holdings.

Agreements with Certain Investors

Affinion Holdings Stockholder Agreement

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

On January 14, 2011, Holdings entered into the Stockholder Agreement (the “Affinion Holdings Stockholder Agreement”) with (i) Parent LLC; (ii) General Atlantic; (iii) Richard Fernandes and the Fernandes Family Trust A dated June 25, 1999 (collectively, “Fernandes”); and (iv) Vincent D’Agostino and the D’Agostino Family Trust (collectively with any transferee trusts, “D’Agostino,” and together with General Atlantic and Fernandes, the “Principal WL Stockholders”). On December 12, 2013, in connection with the December 2013 refinancing of the Company’s 2006 senior subordinated notes and Affinion Holdings’ 11.625% senior notes (the “2013 Refinancing”), the Affinion Holdings Stockholder Agreement was further amended to account for the rights of holders of warrants following the maturation of their right, if ever, to elect a majority of the Company’s directors.

The Affinion Holdings Stockholder Agreement permits certain of Affinion Holdings’ stockholders—currently Parent LLC and General Atlantic (each, a “Major Stockholder”)—to nominate one director, as well as additional directors for so long as such stockholders own certain percentages of the issued and outstanding shares of Affinion Holdings’ common stock. The Chief Executive Officer of Affinion Holdings also will serve as a director, and the holders of a majority of the issued and outstanding shares of Affinion Holdings’ common stock will nominate the remaining directors. Under the Affinion Holdings Stockholder Agreement, as amended, investment funds affiliated with Apollo and certain investment partnerships sponsored by General Atlantic currently have the right to nominate eight and three, respectively, of our twelve directors. In addition, the Affinion Holdings Stockholder Agreement provides for the nomination of Mr. Todd H. Siegel as a director in his capacity as our Chief Executive Officer and the nomination of Nathaniel J. Lipman as a director. However, as a result of the 2013 Refinancing, the related amendments to the Affinion Holdings Stockholder Agreement and Affinion Holdings’ certificate of incorporation and by-laws, and the execution of the Warrantholder Rights Agreement, if on December 12, 2017, 5% or more in aggregate principal amount of the Affinion Holdings 2013 senior notes issued in the 2013 Refinancing are then outstanding and unpaid (the “Control Event”), the provisions of the Affinion Holdings Stockholder Agreement regarding the rights of Major Stockholders thereunder to nominate and elect directors, exercise preemptive rights and certain other information rights will be irrevocably waived and be of no further force and effect, and replaced with a right to nominate one director (or in Apollo’s case, two directors) for so long as such stockholders own certain percentages of the issued and outstanding shares of Affinion Holdings’ common stock. In addition, the amendment increased the size of Affinion Holdings’ Board to twelve, which vacancy was filled by the holders of Series A warrants.

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

Amended and Restated Affinion Holdings Registration Rights Agreement

On December 12, 2013, Affinion Holdings, Parent LLC, each of the Principal WL Stockholders and the holders of the warrants entered into a Second Amended and Restated Registration Rights Agreement (the “Affinion Holdings Registration Rights Agreement”), pursuant to which Parent LLC, General Atlantic (on behalf of the holders of the majority of the eligible shares held by the Principal WL Stockholders) and the holders of the warrants have certain demand registration rights with respect to Affinion Holdings’ common stock. In addition, each party to the agreement may exercise “piggyback” rights, and certain holders may request an unlimited number of short-form registrations (including shelf registrations). Under the Affinion Holdings Registration Rights Agreement, Affinion Holdings agreed to assume the fees and expenses associated with registration, and the agreement also contains customary provisions with respect to registration procedures, underwritten offerings and indemnity and contribution rights and obligations.

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

Pursuant to the Amended and Restated Consulting Agreement, the annual fee paid by the Company increased to $2,604,845 from $2,000,000, commencing January 1, 2012, with an additional one-time fee of $604,845 being paid promptly after January 14, 2011 in respect of calendar year 2011. Furthermore, if the Company consummates a transaction involving a change of control or an initial public offering before the termination of the Amended and Restated Consulting Agreement, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the Amended and Restated Consulting Agreement.

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

In connection with the December 2013 refinancing of the Company’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, on December 12, 2013, Apollo and the Company further amended the consulting agreement, pursuant to which Apollo will not be paid any fees due under the consulting agreement until such time as none of the Affinion Holdings 2013 senior notes remain outstanding.

Warrantholder Rights Agreement

In connection with the December 2013 refinancing of Affinion Holdings’ 2010 senior notes, on December 12, 2013, Affinion Holdings, Apollo, General Atlantic and the holders of warrants entered into a Warrantholder Rights Agreement (the “Warrantholder Rights Agreement”) pursuant to which the parties thereto have certain rights and obligations with respect to Affinion Holdings’ warrants and common stock, including pre-emptive rights on new equity issuances, tag-along rights and drag-along rights. The Warrantholder Rights Agreement contains restrictions on the transfer of Affinion Holdings’ common stock issuable upon the exercise of the warrants, other than to affiliates, and prohibits any transfers of any of Affinion Holdings’ equity securities (including the warrants) unless any required regulatory approvals, registrations, filings or notices have been obtained or made. In addition, the Warrantholder Rights Agreement restricts the ability of Affinion Holdings and its subsidiaries, in certain instances and subject to limited exceptions, to (i) enter into transactions with Apollo, General Atlantic or their affiliates, (ii) make non-pro rata redemptions, dividends or distributions in which the exercisable warrants are not permitted to participate, (iii) voluntarily liquidate, dissolve or wind-up the affairs of Affinion Holdings or declare bankruptcy, (iv) reorganize, reclassify, reconstruct, consolidate or subdivide Affinion Holdings’ share capital or (v) make changes to Affinion Holdings’ certificate of incorporation or by-laws.

The Warrantholder Rights Agreement shall terminate upon the dissolution of Affinion Holdings, if the number of holders is reduced to zero, upon a change of control or, if at any time following the consummation of an underwritten public offering, less than 5% of the aggregate principal amount of the Affinion Holdings 2013 senior notes issued in the exchange offer remains outstanding.

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

Mr. Fernandes entered into an employment agreement, dated as of January 14, 2011 (the “Fernandes Employment Agreement”), with the Company and Affinion Holdings, in connection with his appointment as President of the Company and Affinion Holdings and as Chief Executive Officer of AIL. The Fernandes Employment Agreement contemplated that Mr. Fernandes would serve in these positions for a period commencing on January 14, 2011 and ending on December 31, 2012 (the “Initial Term”), unless terminated earlier pursuant to the Fernandes Employment Agreement. After the Initial Term, the Fernandes Employment Agreement was subject to automatic one-year renewals unless either Mr. Fernandes or Affinion Holdings provided at least 90 days’ prior written notice of its intent not to renew the agreement. Effective May 10, 2013, Mr. Fernandes resigned from his positions as the Company’s Chief Executive Officer of Global Retail Services and Co-President of Affinion, as a result of which the Fernandes Employment Agreement was terminated.

Under the Fernandes Employment Agreement, Mr. Fernandes received a base salary of $425,000 and was eligible for an annual target bonus of 125% of his base salary; provided, that, performance objectives determined each year by Affinion Holdings were met.

On May 8, 2013, in connection with his resignation as the Company’s Chief Executive Officer of Global Retail Services and Co-President of Affinion, Mr. Fernandes entered into a consulting agreement with the Company effective May 13, 2013, pursuant to which he will continue working with the Company until the one-year anniversary of such resignation. Mr. Fernandes will provide certain consulting services to the Company on a part-time basis and will be entitled to receive a fee of $7,500 per month, subject to increase depending on the level of consulting services provided. The agreement also provides for reimbursement of Mr. Fernandes’ out-of-pocket business and travel expenses and for his healthcare insurance costs during that period.

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

Similarly, the FIRA provides, among other things, that Mr. Fernandes will be prohibited from selling, pledging, distributing or otherwise transferring any shares of Affinion Holdings’ common stock (except to lineal descendants and other specified permitted transferees) without Affinion Holdings’ consent. The FIRA also provides that if Mr. Fernandes’ employment with Affinion Holdings terminates for any reason or if Mr. Fernandes experiences personal insolvency or bankruptcy, Affinion Holdings or one of its subsidiaries (or, if Affinion Holdings forgoes this right, Parent LLC) may repurchase Mr. Fernandes’ shares of Affinion Holdings’ common stock for a period of three months after such event (depending on the circumstances), at a purchase price equal to the amount originally paid for such shares or the fair market value on the closing date of the repurchase, depending on the circumstances, subject to Affinion Holdings’ obligation to pay additional compensation to Mr. Fernandes under certain circumstances.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the NYSE and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee and Nominating and Corporate Governance Committee. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee and nominating committee of such company be comprised solely of independent directors. At December 31, 2013, Apollo beneficially owns 68% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.

For a discussion of the independence of members of our audit committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Audit Committee.”

Item 14.	Principal Accounting Fees and Services

The following table presents fees for audit and other services provided to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the years ended December 31, 2013 and 2012.

	For the Years Ended
	December 31, 2013	December 31, 2012
Audit Fees	$3,319,000	$3,728,000
Audit-Related Fees (1)	220,000	220,000
Tax Fees (2)	16,000	16,000
All Other Fees	—	—
Total Fees	$3,555,000	$3,964,000

(1)	Audit related services in 2013 and 2012 represent SSAE 16 (service auditors) reports, services associated with senior note offerings and regulatory filings relating to the Company’s acquisitions.
(2)	Tax services for 2013 and 2012 related primarily to advisory services in connection with VAT taxes and preparation of certain foreign tax returns.

All of Deloitte & Touche LLP’s fees for 2013 and 2012 were pre-approved by our audit committee. The audit committee reviewed the 2013 and 2012 audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence. The audit committee’s policy is to pre-approve all services by the Company’s independent accountants. The audit committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by Deloitte & Touche to the Company. The policy (a) identifies the guiding principles that must be considered by the audit committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired;

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

(a)(1) Financial Statements

The following financial statements of Affinion Group, Inc., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2013 and 2012
•	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Changes in Deficit for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

Exhibit No.	Description
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

4.9

Supplemental Indenture No. 8, dated August 22, 2012, among BreakFive, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.9 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 333-133895).

4.10

Supplemental Indenture No. 9, dated November 22, 2013, among Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of April 26, 2006 governing the 11 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit No. 4.2 to Affinion Group Inc.’s Current Report on Form 8-K filed with the SEC on November 25, 2013, File No. 333-133895).

4.11

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

Exhibit No.	Description
4.13

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

4.14

Supplemental Indenture No. 3, dated August 22, 2012, among BreakFive, LLC, a Delaware limited liability company, Affinion Group, Inc., and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.13 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 333-133895).

4.15

Indenture, dated as of December 12, 2013 governing the 13.75%/14.50% Senior Secured PIL/Toggle Notes due 2018, between Affinion Group Holdings, Inc., a Delaware corporation, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.1 to Affinion Group Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2013, File No. 333-133895).

4.16

Indenture, dated as of December 12, 2013 governing the 13.50% Senior Subordinated Notes due 2018, between Affinion Investments, LLC, a Delaware limited liability company, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.2 to Affinion Group Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2013, File No. 333-133895).

4.17

Note Agreement, dated as of December 12, 2013 governing the 13.50% Senior Subordinated Notes due 2018, between Affinion Group, Inc., a Delaware corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit No. 4.3 to Affinion Group Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2013, File No. 333-133895).

4.18

Form of 11 1/2% Senior Subordinated Note due 2015 (incorporated by reference to Appendix A of Exhibit No. 4.2 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

4.19	Form of 7.875 % Senior Note due 2018 (incorporated by reference to Appendix A of Exhibit No. 4.8 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).
4.20

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

10.2

Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of November 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc., the Lenders listed on the signature pages thereto, the various agents party thereto, Bank of America, N.A., as administrative agent and lender, Deutsche Bank Securities Inc., as amendment arranger, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.2 to Affinion Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 333-133895).

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

Exhibit No.	Description
10.4

Amendment No. 3 to Amended and Restated Credit Agreement and Amendment No. 3 to Amended and Restated Guarantee and Collateral Agreement, dated as of December 12, 2013, by and among Affinion Group Holdings, Inc., Affinion Group, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent and collateral agent (incorporated by reference to Exhibit No. 10.1 to Current Report on Form 8-K filed with the SEC on December 13, 2013, File No. 333-133895).

10.5

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

10.6

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

10.7

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

10.8

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

10.9

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

10.11	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit No. 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 333-133895).

10.12

Amended and Restated Consulting Agreement, dated as of January 14, 2011, between Affinion Group, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.13

Amendment to the Amended and Restated Consulting Agreement, dated as of December 12, 2013, between Affinion Group, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit No. 10.6 to Current Report on Form 8-K filed with the SEC on December 13, 2013, File No. 333-133895).

10.14

Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated as of October 17, 2005 (incorporated by reference to Exhibit No. 10.6 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

Exhibit No.	Description
10.15

First Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated December 4, 2006 (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 333-133895).

10.16

Second Amendment to the Affinion Group Holdings, Inc. 2005 Stock Incentive Plan, dated January 30, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 333-133895).

10.17

Form of Affinion Group Holdings, Inc. 2007 Stock Award Plan (incorporated by reference to Exhibit No. 10.6 to Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 333-133895).

10.18

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

10.29

Employment Agreement, dated as of January 15, 2010, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Steven Upshaw (incorporated by reference to Exhibit No. 10.24 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

10.30

Amendment to Employment Agreement, dated as of September 25, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Steven E. Upshaw (incorporated by reference to Exhibit No. 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

Exhibit No.	Description
10.31

Employment Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Sloane Levy (incorporated by reference to Exhibit No. 10.27 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 333-133895).

10.32*	Employment Agreement, dated as of December 16, 2013, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Gregory S. Miller.
10.33

Patent License Agreement, dated as of October 17, 2005, between CD Intellectual Property Holdings, LLC, a Delaware corporation and Trilegiant Loyalty Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 10.23 to Registration Statement on Form S-4 filed with the SEC on May 8, 2006, File No. 333-133895).

10.34

Amended and Restated Deferred Compensation Plan, dated as of November 20, 2008, of Affinion Group, Inc. (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2009, File No. 333-133895).

10.35

Employment Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Richard Fernandes (incorporated by reference to Exhibit No. 10.27 to Annual Report on Form 10-K for the year ended December 31, 2010, File No. 333-133895).

10.36

Amendment to Employment Agreement, dated as of September 25, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Richard J. Fernandes (incorporated by reference to Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

10.37

Employment Agreement, dated as of September 20, 2012, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Mark G. Gibbens (incorporated by reference to Exhibit No. 10.5 to Quarterly Report on Form 10-Q for the period ended September 30, 2012, File No. 333-133895).

10.38

Call Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., General Atlantic 79, L.P., Affinion Group Holdings, LLC and Richard Fernandes and Fernandes Family Trust A Dated June 25, 1999 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.39

Fernandes Investor Rights Agreement, dated as of January 14, 2011, by and among Affinion Group Holdings, Inc., Affinion Group Holdings, LLC and Richard Fernandes (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.40

Form of Warrant to Purchase Shares of Common Stock, par value $0.01 per share, of Affinion Group Holdings, Inc. issued to Richard Fernandes (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on January 18, 2011, File No. 333-133895).

10.41

Consulting Agreement, dated as of May 13, 2013, by and between Trilegiant Corporation and RJF Consulting, LLC (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 333-133895).

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Affinion Group, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1**	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

101.INS XBRL	Instance Document.

101.SCH XBRL	Taxonomy Extension Schema.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL	Taxonomy Extension Definition Linkbase.

Exhibit No.	Description
101.LAB XBRL	Taxonomy Extension Label Linkbase.

101.PRE XBRL	Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

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

G-1

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

AFFINION GROUP, INC.
Date: February 27, 2014	By:	/s/ Todd H. Siegel
Todd H. Siegel Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd H. Siegel	Chief Executive Officer and Director	February 27, 2014
Todd H. Siegel	(Principal Executive Officer)

/s/ Gregory S. Miller	Executive Vice President	February 27, 2014
Gregory S. Miller	and Chief Financial Officer (Principal Financial Officer)

/s/ Brian J. Dick	Executive Vice President	February 27, 2014
Brian J. Dick	and Chief Accounting Officer (Principal Accounting Officer)

/s/ Nathaniel J. Lipman	Director	February 27, 2014
Nathaniel J. Lipman

/s/ Marc E. Becker	Director	February 27, 2014
Marc E. Becker

/s/ Stan Parker	Director	February 27, 2014
Stan Parker

/s/ Eric L. Press	Director	February 27, 2014
Eric L. Press

/s/ Matthew H. Nord	Director	February 27, 2014
Matthew H. Nord

/s/ Jonathan E. Ellenthal	Director	February 27, 2014
Jonathan E. Ellenthal

/s/ Michael A. Reiss	Director	February 27, 2014
Michael A. Reiss

/s/ Richard J. Fernandes	Director	February 27, 2014
Richard J. Fernandes

/s/ David J. Topper	Director	February 27, 2014
David J. Topper

/s/ Zachary J. Kaplan	Director	February 27, 2014
Zachary J. Kaplan

/s/ Skip Victor	Director	February 27, 2014
Skip Victor

S-1

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Affinion Group, Inc. (the “Company”):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Affinion Group, Inc.:

We have audited the accompanying consolidated balance sheets of Affinion Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in deficit and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, CT February 26, 2014

AFFINION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$19.6	$32.5
Restricted cash	36.6	34.4
Receivables (net of allowance for doubtful accounts of $11.8 and $9.4, respectively)	132.5	140.1
Profit-sharing receivables from insurance carriers	64.7	74.6
Prepaid commissions	37.5	42.5
Income taxes receivable	2.6	6.3
Other current assets	87.4	85.0
Total current assets	380.9	415.4
Property and equipment, net	140.4	136.5
Contract rights and list fees, net	19.1	22.0
Goodwill	606.3	607.3
Other intangibles, net	153.8	225.2
Receivables from related parties	21.5	--
Other non-current assets	62.5	66.7
Total assets	$1,384.5	$1,473.1
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.7	$11.8
Accounts payable and accrued expenses	391.2	401.0
Payables to related parties	40.1	42.8
Deferred revenue	105.4	114.6
Income taxes payable	4.3	8.9
Total current liabilities	552.7	579.1
Long-term debt	1,947.1	1,911.8
Deferred income taxes	74.5	71.9
Deferred revenue	10.4	15.3
Other long-term liabilities	36.8	41.1
Total liabilities	2,621.5	2,619.2
Commitments and contingencies (Note 11)
Deficit:
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	102.6	102.6
Accumulated deficit	(1,346.4)	(1,256.8)
Accumulated other comprehensive income	5.7	6.5
Total Affinion Group, Inc. deficit	(1,238.1)	(1,147.7)
Non-controlling interest in subsidiary	1.1	1.6
Total deficit	(1,237.0)	(1,146.1)
Total liabilities and deficit	$1,384.5	$1,473.1

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2013	2012	2011
Net revenues	$1,334.7	$1,494.6	$1,535.2
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	533.2	600.1	637.7
Operating costs	439.4	459.5	441.5
General and administrative	156.7	150.4	167.6
Impairment of goodwill and other long-lived assets	1.6	39.7	−
Facility exit costs	0.5	(0.9)	6.2
Depreciation and amortization	113.9	184.5	238.7
Total expenses	1,245.3	1,433.3	1,491.7
Income from operations	89.4	61.3	43.5
Interest income	0.5	0.8	1.0
Interest expense	(165.6)	(150.3)	(148.3)
Other income (expense), net	0.1	(0.2)	0.2
Loss before income taxes and non-controlling interest	(75.6)	(88.4)	(103.6)
Income tax expense	(13.6)	(10.2)	(5.2)
Net loss	(89.2)	(98.6)	(108.8)
Less: net income attributable to non-controlling interest	(0.4)	(0.7)	(0.9)
Net loss attributable to Affinion Group, Inc.	$(89.6)	$(99.3)	$(109.7)

Net loss	$(89.2)	$(98.6)	$(108.8)
Currency translation adjustment, net of tax	(1.1)	1.2	(4.5)
Comprehensive loss	(90.3)	(97.4)	(113.3)
Less: comprehensive income attributable to non-controlling interest	(0.1)	(0.6)	(0.7)
Comprehensive loss attributable to Affinion Group, Inc.	$(90.4)	$(98.0)	$(114.0)

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(in millions)

	Affinion Group, Inc. Deficit			Non- Controlling Interest	Total Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2011	$172.1	$(1,047.8)	$9.5	$1.3	$(864.9)
Comprehensive loss
Net loss		(109.7)		0.9	(108.8)
Currency translation adjustment			(4.3)	(0.2)	(4.5)
Total comprehensive loss					(113.3)
Dividend paid to non-controlling interest				(1.0)	(1.0)
Return of capital	(323.2)				(323.2)
Capital contribution	290.7				290.7
Balance, December 31, 2011	139.6	(1,157.5)	5.2	1.0	(1,011.7)
Comprehensive loss
Net loss		(99.3)		0.7	(98.6)
Currency translation adjustment			1.3	(0.1)	1.2
Total comprehensive loss					(97.4)
Return of capital	(37.0)				(37.0)
Balance, December 31, 2012	102.6	(1,256.8)	6.5	1.6	(1,146.1)
Comprehensive loss
Net loss		(89.6)		0.4	(89.2)
Currency translation adjustment			(0.8)	(0.3)	(1.1)
Total comprehensive loss					(90.3)
Dividend paid to non-controlling interest				(0.6)	(0.6)

Balance, December 31, 2013	$102.6	$(1,346.4)	$5.7	$1.1	$(1,237.0)

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net loss	$(89.2)	$(98.6)	$(108.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	113.9	184.5	238.7
Amortization of debt discount and financing costs	10.1	8.6	8.3
Unrealized loss on interest rate swaps	−	1.2	2.5
Impairment of goodwill and other long-lived assets	1.6	39.7	−
Impairment of equity investment	0.7	1.0	−
Adjustment to liability for additional consideration based on earn-out	−	(14.6)	−
Provision for loss on accounts receivable	2.7	6.9	−
Financing costs	11.1	−	−
Facility exit costs	0.5	(0.9)	6.2
Share-based compensation	9.6	11.2	11.0
Deferred income taxes	7.3	2.3	2.3
Payment received for assumption of loyalty points program liability	−	−	4.7
Net change in assets and liabilities:
Restricted cash	(0.7)	(0.5)	1.9
Receivables	4.5	(14.0)	(0.7)
Receivables from related parties	−	0.7	1.0
Profit-sharing receivables from insurance carriers	10.0	(0.6)	1.1
Prepaid commissions	5.2	10.4	5.4
Other current assets	(1.7)	(15.4)	7.1
Contract rights and list fees	2.7	0.1	(3.5)
Other non-current assets	(5.6)	5.8	7.7
Accounts payable and accrued expenses	(12.3)	(11.5)	(36.3)
Payables to related parties	(7.6)	(3.7)	(8.4)
Deferred revenue	(13.8)	(41.9)	(16.0)
Income taxes receivable and payable	(1.0)	1.4	2.3
Other long-term liabilities	(4.9)	(1.5)	(20.4)
Other, net	(1.6)	(1.7)	0.9
Net cash provided by operating activities	41.5	68.9	107.0
Investing Activities
Capital expenditures	(46.3)	(51.7)	(56.9)
Acquisition-related payments, net of cash acquired	(3.6)	(13.5)	(33.4)
Cash acquired in Webloyalty acquisition	−	−	26.1
Restricted cash	(1.2)	(3.1)	3.2
Net cash used in investing activities	(51.1)	(68.3)	(61.0)
Financing Activities
Proceeds from issuance of term loan	−	−	250.0
Borrowings under revolving credit facility, net	46.0	−	−
Financing costs	(10.7)	(6.3)	(5.8)
Principal payments on borrowings	(11.8)	(11.8)	(11.8)
Return of capital to parent company	−	(37.0)	(323.2)
Receivables from and payables to parent company	(26.2)	−	15.4
Repurchase of employee equity award of a subsidiary	−	−	(3.5)
Distribution to non-controlling interest of a subsidiary	(0.6)	−	(1.1)
Net cash used in financing activities	(3.3)	(55.1)	(80.0)
Effect of changes in exchange rates on cash and cash equivalents	−	0.7	(0.8)
Net decrease in cash and cash equivalents	(12.9)	(53.8)	(34.8)
Cash and cash equivalents, beginning of year	32.5	86.3	121.1
Cash and Cash Equivalents, End of Year	$19.6	$32.5	$86.3
Supplemental Disclosure of Cash Flow Information:
Interest payments	$157.8	$148.5	$149.0
Income tax payments	$6.8	$7.6	$2.6

See notes to the consolidated financial statements.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

Basis of Presentation — On October 17, 2005, Cendant Corporation (“Cendant”) completed the sale of the Cendant Marketing Services Division to Affinion Group, Inc. (the “Company” or “Affinion”), a wholly-owned subsidiary of Affinion Group Holdings, Inc. (“Affinion Holdings”) and an affiliate of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), pursuant to a purchase agreement dated July 26, 2005 for approximately $1.8 billion (the “Apollo Transactions”). The purchase price consisted of approximately $1.7 billion of cash, net of estimated closing adjustments, plus $125.0 million face value of preferred stock (fair value at issuance of $80.4 million) of Affinion Holdings issued at closing and a warrant (fair value at issuance of $16.7 million) that is exercisable into 4,437,170 shares of common stock of Affinion Holdings, and $38.1 million of transaction-related costs.

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

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

1. BASIS OF PRESENTATION AND BUSINESS DESCRIPTION (Continued)

Affinion International. Affinion International is comprised of the Company’s Membership and Package customer engagement businesses outside North America, and a discrete loyalty program benefit provider. The Company has not offered AD&D or related insurance outside North America since 2000. The Company expects to leverage its current international operational platform to expand its range of products and services, develop new marketing partner relationships in various industries and grow its geographical footprint.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Investments in entities over which the Company has the ability to exercise significant influence but does not have a controlling interest are accounted for under the equity method of accounting. The Company considers several factors in determining whether it has the ability to exercise significant influence with respect to investments, including, but not limited to, direct and indirect ownership level in the voting securities, active participation on the board of directors, approval of operating and budgeting decisions and other participatory and protective rights and commercial business relationships. Under the equity method, the Company’s proportionate share of the net income or loss of such investee is reflected in the Company’s consolidated results of operations. Although the Company owns interests in companies that it accounts for pursuant to the equity method, the investments in those entities were not significant as of December 31, 2013 and 2012. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

Share-Based Compensation

For all stock-based awards issued by Affinion Holdings to directors and employees of the Company and consultants to the Company that are accounted for as equity awards, the Company recognizes compensation expense, net of estimated forfeitures based on estimated fair values on the date of grant. For all stock-based awards issued by Affinion Holdings to directors and employees of the Company and consultants to the Company that are accounted for as liability awards, the Company recognizes compensation expense, net of forfeitures, based on estimated fair value at each reporting date. Compensation expense is recognized ratably over the requisite service period, which is the period during which the employee is required to provide services in exchange for the award. The requisite service period is generally the vesting period. Stock compensation expense is included in general and administrative expense in the accompanying consolidated statements of comprehensive income, with an offsetting liability to Affinion Holdings.

Revenue Recognition

Membership — For retail memberships, subscription fees are typically paid monthly. Membership revenue is not recognized until any trial period has expired, membership fees have been collected and the membership fees become non-refundable. Monthly membership revenue is recognized when earned and no longer subject to refund. Annual pro rata membership fees (related to memberships that are cancelable for a pro rata refund) are recognized ratably over the membership term as membership revenue is earned and no longer subject to refund. In the case of annual full money back (“FMB”) membership fees, although payment is received from members at the beginning of an FMB membership, the memberships are cancelable for a full refund at any time during the membership period. Accordingly, FMB revenue is deferred and recognized at the end of the membership term when it is no longer subject to refund.

For wholesale memberships, marketing partners are provided with programs and services and, in many cases, the marketing partners market those programs and services to their customer bases. Monthly fees are received from the marketing partners based on the number of members who purchase these programs from the marketing partners and revenue is recognized as the monthly fees are earned.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Insurance — Commission revenue is recognized based on premiums earned by the insurance carriers that issue the policies. Premiums are typically paid either monthly or quarterly and revenue is recognized ratably over the underlying policy coverage period. There are also revenue and profit-sharing arrangements with the insurance carriers which issue the underlying insurance policies. Commission revenue from insurance programs is reported net of insurance costs. Insurance costs totaled approximately $168.5 million in 2013, $164.1 million in 2012 and $171.0 million in 2011. Under a typical arrangement, commission revenue of approximately 60% of the gross premiums collected on behalf of the insurance carrier is initially retained and approximately 40% of gross premiums is remitted to the insurance carrier. No less frequently than annually, a profit-sharing settlement analysis is prepared which is based on the premiums paid to the insurance carriers less claims experience incurred to date, estimated claims incurred but not reported, reinsurance costs and carrier administrative fees. An accrual is made monthly for the expected share of this excess or shortfall based on the claims experience to date, including an estimate for claims incurred but not reported. The profit share excess is reflected in profit-sharing receivables from insurance carriers on the accompanying consolidated balance sheets. Historically, the claims experience has not resulted in a shortfall.

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

Other — Other revenue primarily includes royalties, co-operative advertising and shopping program revenues. Royalty revenue is recognized monthly when earned. Cooperative advertising revenue is earned from vendors that include advertising of their products and services in the membership program catalogues. Cooperative advertising revenue is recognized upon the distribution of the related travel or shopping catalogue to members. In connection with the shopping membership program, the Company operates a retail merchandising service that offers a variety of consumer products at a discount to members. Shopping program revenue is recorded net of merchandise product costs as the Company acts as an agent between the member and third-party merchandise vendor. Shopping program revenue is recorded upon the shipment of the merchandise by the vendor to the member.

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

Package — Marketing costs associated with marketing partners’ in-branch programs are expensed as such programs are implemented. These costs include the printing of brochures, banners, posters, other in-branch collateral marketing materials, training materials, new account kits, member mailings and statement inserts. The Company performs a variety of campaigns where it incurs all associated marketing costs and, in return, receives a greater share of the revenue generated (the “Package Marketing Campaigns”). For

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

these Package Marketing Campaigns, the marketing expense is recognized when incurred which is generally prior to the recognition of monthly revenue.

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

Operating Costs

Operating costs represent the costs associated with servicing our members and end-customers. These costs include product fulfillment costs, communication costs with members and end-customers and payroll, telecommunications and facility costs attributable to operations responsible for servicing our members and end-customers.

Income Taxes

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of December 31, 2013 and 2012, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of December 31, 2013 and 2012, the Company has also recorded valuation allowances against the deferred tax assets of certain state and foreign tax jurisdictions.

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

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company uses derivative financial instruments, primarily foreign currency forward contracts, to manage its foreign exchange risk. The Company’s foreign currency forward contracts are recorded at fair value on the consolidated balance sheets. The derivative financial instruments are not designated as hedging instruments and therefore changes in their fair value are recognized currently in earnings. The Company does not use derivative instruments for speculative purposes.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of assets acquired and liabilities assumed. Goodwill has been assigned to the Company’s reporting units and is tested for impairment at least annually based on financial data relating to the reporting unit to which it has been assigned. The Company evaluates the recoverability of the carrying value of each reporting unit’s goodwill as of December 1, or whenever events or circumstances indicate that an impairment may have occurred. Goodwill is tested for impairment by comparing the carrying value of each reporting unit to its fair value. The Company determines the fair value of its reporting units utilizing a combination of the income and market approaches and incorporating assumptions that it believes marketplace participants would utilize. If the carrying amount of the reporting unit is greater than its fair value, a comparison of the reporting unit’s implied goodwill is compared to the carrying amount of the goodwill to determine the amount of the impairment, if any. Any impairment is recognized in earnings in the period in which the impairment is determined.

During the fourth quarter of 2013, the Company performed its annual goodwill impairment for those reporting units that had goodwill recorded. Key assumptions used in the goodwill impairment test were long-term growth rates ranging from 1.0% to 3.0% and discount rates ranging from 11.0% to 20.0%. In 2013, the fair value of each of the reporting units that have goodwill exceeded its respective carrying amount by more than 25% of the carrying amount, with the exception of Membership Products, for which fair

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

value exceeded its carrying amount by approximately 15%. The Membership Products cash flow projections assumed a long-term growth rate of 2.0% and a discount rate of 12.0%.

Indefinite-lived intangible assets, if any, are tested for impairment annually, or sooner if events occur or circumstances change. An indefinite-lived intangible asset is tested for impairment by comparing its fair value to its carrying amount and, if the carrying amount is greater than the fair value, recognizing an impairment loss for the excess.

The Company’s intangible assets as of December 31, 2013 and 2012 consist primarily of intangible assets with finite useful lives acquired by the Company in the Apollo Transactions and were initially recorded at their respective estimated fair values. Finite-lived intangible assets are amortized as follows:

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

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Concentration of Risk

The Company generally derives a substantial portion of its net revenues from members and customers of 10 of the Company’s marketing partners. For the years ended December 31, 2013, 2012 and 2011, the Company derived approximately 39%, 46% and 46%, respectively, of its net revenues from members and end-customers through marketing and servicing agreements with these 10 marketing partners. The Company’s largest marketing partner and its customers accounted for 13.4% of consolidated net revenue for the year ended December 31, 2013. The Company’s largest marketing partner and its customers accounted for 15.3% of consolidated net revenue for the year ended December 31, 2012. The Company’s largest marketing partner and its customers accounted for 14.0% of consolidated net revenue for the year ended December 31, 2011. Many of these key marketing partner relationships are governed by agreements that may be terminated without cause by the marketing partners upon notice of as few as 90 days without penalty. Some of these agreements may be terminated by the Company’s marketing partners upon notice of as few as 30 days without penalty. Moreover, under many of these agreements, the marketing partners may cease or reduce their marketing of the Company’s services without terminating or breaching agreements with the Company. A loss of key marketing partners, a cessation or reduction in their marketing of the Company’s services, or a decline in their businesses could have a material adverse effect on the Company’s future revenue.

As of December 31, 2013 and 2012, approximately $36.2 million and $55.7 million of the profit-sharing receivables from insurance carriers were due from one insurance carrier.

Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance at beginning of period	$9.4	$2.4
Provision charged to expense, net of recoveries	2.7	7.1
Write-offs	(0.3)	(0.1)
Balance at end of period	$11.8	$9.4

Supplemental Disclosure of Cash Flow Information

During 2013, the Company recognized an impairment loss of $1.6 million, representing the remaining intangible assets of Prospectiv (net book value of $1.3 million) and property and equipment (net book value of $0.3 million). At December 31, 2013, the Company had accruals for the acquisition of property and equipment and for financing costs of $2.5 million and $3.4 million, respectively.

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

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company allocated the purchase price of $19.0 million, consisting of the upfront cash payment of $12.5 million and the acquisition date fair value of the $8.4 million contingent consideration payable over three years, based on an income approach and probability model, at the present value of $6.5 million, among the assets acquired and liabilities assumed as follows (in millions):

Cash	$2.3
Trade receivables	4.0
Other current assets	0.9
Property and equipment	1.3
Intangible assets	11.0
Goodwill	6.8
Other assets	0.1
Accounts payable and accrued liabilities	(6.6)
Other current liabilities	(0.5)
Deferred income taxes	(0.3)
Consideration transferred	$19.0

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The intangible assets are comprised principally of trade names ($5.1 million), which are being amortized on a straight-line basis over weighted-average useful lives of ten years, and member relationships ($3.7 million), which are being amortized on an accelerated basis over weighted-average useful lives of eight years. The goodwill, which is not expected to be deductible for income tax purposes, has been attributed to the International Products segment. Revenue and income (loss) from operations related to Back-Up and Travel included in the Company’s consolidated statement of comprehensive income is $12.5 million and $(4.1) million, respectively, for the year ended December 31, 2013 and $1.2 million and $(0.8) million, respectively, for the year ended December 31, 2012. In connection with the acquisition of Back-Up and Travel, the Company incurred $0.8 million of acquisition costs, of which $0.1 million and $0.7 million were recognized during the years ended December 31, 2013 and 2012, respectively, and the acquisition costs have been included in general and administrative expense in the consolidated statements of comprehensive income.

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

In connection with the Webloyalty acquisition, Webloyalty and its domestic subsidiaries have become guarantors under the Company’s senior secured credit facility and the indentures governing the Company’s 7.875% senior notes, 11 1/2% senior subordinated notes and 13.50% senior subordinated notes (see Note 9—Long-term Debt).

The Company allocated the Webloyalty purchase price of $290.7 million among the assets acquired and liabilities assumed as follows (in millions):

Cash	$26.1
Accounts receivable	4.2
Other current assets	11.3
Property and equipment	5.2
Intangible assets	116.1
Goodwill	195.6
Other assets	0.2
Accounts payable and accrued liabilities	(56.5)
Deferred income tax	(1.3)
Income taxes payable	(0.7)
Other current liabilities	(1.7)
Non-current deferred income taxes	(6.7)
Other long-term liabilities	(1.1)
Consideration transferred	$290.7

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The intangible assets are comprised principally of member relationships ($90.0 million) and patents and technology ($17.0 million), which are being depreciated on an accelerated basis over weighted-average useful lives of seven and nine years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment ($150.9 million) and the International Products segment ($44.7 million). In connection with the acquisition of Webloyalty, the Company incurred $3.7 million of acquisition costs, of which $1.3 million was recognized during the year ended December 31, 2011 and included in general and administrative expense in the consolidated statement of comprehensive income.

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

The Company allocated the purchase price of $46.2 million among the assets acquired and liabilities assumed as follows (in millions):

Cash	$2.4
Accounts receivable	3.0
Other current assets	0.5
Property and equipment	0.5
Intangible assets	12.3
Goodwill	31.5
Accounts payable and accrued liabilities	(4.0)
Consideration transferred	$46.2

The intangible assets are comprised principally of trademarks and tradenames ($6.3 million), proprietary databases and systems ($2.8 million) and patents and technology ($2.5 million), which are being depreciated on a straight-line basis over weighted-average useful lives of ten, four and five years, respectively. The goodwill, which is not expected to be deductible for income tax purposes, has been allocated to the Membership Products segment. In connection with the acquisition of Prospectiv, the Company incurred $0.4 million of acquisition costs, all of which was recognized during the year ended December 31, 2011, and the acquisition costs have been included in general and administrative expense in the consolidated statement of comprehensive income.

In late March of 2012, Prospectiv implemented a reduction in force and revised its growth plans for 2012 and 2013. Based on these revised growth plans, the Company has concluded that it does not expect to pay any additional consideration in the form of an earn-out or any additional compensation based on achievement of performance targets. Accordingly, during the three months ended March 31, 2012, the Company reversed certain accruals for additional consideration recorded as part of the Prospectiv acquisition and additional compensation as the Company will not be able to achieve the growth originally planned for these years due to market conditions. The reduction of the accruals for additional consideration and additional compensation during the three months ended March 31, 2012 reduced general and administrative expense for the year ended December 31, 2012 by $14.6 million and $1.1 million, respectively. In addition, in September 2012, the Company entered into a settlement agreement with the former equity holders of Prospectiv which resulted in a $0.7 million reduction of the initial purchase price and released the Company from any future claims for additional consideration and for future compensation based on achievement of the performance targets. The reduction in the initial purchase price was included in general and administrative expenses in the accompanying statement of comprehensive income for the year ended December 31, 2012.

The Company concluded that the revisions made to the Prospectiv forecast, as well as other marketplace events, represented an indication of potential impairment of Prospectiv’s goodwill and intangible assets. As a result, during the three months ended June 30, 2012, the Company performed an interim impairment test of the goodwill for Prospectiv which is a separate reporting unit within the Membership Products reporting segment, as of April 1, 2012. Based on the impairment test, which used projected discounted cash flows to determine the fair value of Prospectiv and the implied fair value of the goodwill ascribed to Prospectiv, the Company recorded an impairment loss during the three months ended June 30, 2012 of $39.7 million, representing all of the goodwill ascribed to

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Prospectiv at the date of acquisition ($31.5 million) and a portion of the intangible assets of Prospectiv ($8.2 million). The impairment loss related to the goodwill and intangible assets of Prospectiv has been reflected as Impairment of goodwill and other long-lived assets in the consolidated statement of comprehensive income for the year ended December 31, 2012. In 2013, due to continued declines in the Prospectiv business, the Company recorded an additional impairment loss of $1.6 million, representing the remaining unamortized balance of the intangibles of Prospectiv ($1.3 million) and the net book value of property and equipment of Prospectiv ($0.3 million). The impairment loss related to the intangible assets and property and equipment of Prospectiv has been reflected as Impairment of goodwill and other long-lived assets in the consolidated statement of comprehensive income for the year ended December 31, 2013.

4. INTANGIBLE ASSETS

Intangible assets consisted of:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Member relationships	$943.2	$(920.9)	$22.3	$940.6	$(899.0)	$41.6
Affinity relationships	647.7	(544.1)	103.6	648.2	(503.6)	144.6
Proprietary databases and systems	60.1	(57.2)	2.9	61.9	(57.1)	4.8
Trademarks and tradenames	34.3	(16.5)	17.8	35.9	(14.3)	21.6
Patents and technology	47.9	(41.5)	6.4	48.3	(36.9)	11.4
Covenants not to compete	2.7	(1.9)	0.8	2.8	(1.6)	1.2
	$1,735.9	$(1,582.1)	$153.8	$1,737.7	$(1,512.5)	$225.2

In connection with the November 14, 2012 acquisition of Back-Up and Travel (see Note 3 – Acquisitions), the Company acquired intangible assets valued at approximately $11.0 million. These intangible assets consisted primarily of trademarks and tradenames valued at $5.1 million and member relationships valued at $3.7 million. In connection with the August 1, 2011 acquisition of Prospectiv (see Note 3 – Acquisitions), the Company acquired intangible assets valued at approximately $12.3 million. These intangible assets consisted primarily of trademarks and tradenames valued at $6.3 million, proprietary databases and systems valued at $2.8 million and patents and technology valued at $2.5 million. In connection with the January 14, 2011 acquisition of Webloyalty (see Note 3 – Acquisitions), the Company acquired intangible assets valued at approximately $116.1 million. These intangible assets consisted primarily of member relationships valued at $90.0 million and patents and technology valued at $17.0 million. During 2013 and 2012, foreign currency translation resulted in an increase of $1.8 million and $5.0 million, respectively, in the gross carrying amount of intangible assets and an increase of $2.5 million and $3.6 million, respectively, in accumulated amortization.

Amortization expense relating to intangible assets was as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Member relationships	$21.1	$76.8	$121.5
Affinity relationships	41.0	43.9	48.5
Proprietary databases and systems	1.2	1.2	1.0
Trademarks and tradenames	2.7	2.4	2.5
Patents and technology	5.1	7.4	12.9
Covenants not to compete	0.3	0.4	0.4
Total	$71.4	$132.1	$186.8

Based on the Company’s amortizable intangible assets as of December 31, 2013, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $59.4 million in 2014, $40.9 million in 2015, $11.9 million in 2016, $7.7 million in 2017 and $7.1 million in 2018.

At January 1, 2012, December 31, 2012 and December 31, 2013, the Company had gross goodwill of $643.0 million, $654.3 million and $653.3 million, respectively, and accumulated impairment losses of $15.5 million as of January 1, 2012 and $47.0 million as of December 31, 2012 and 2013. An impairment loss of $15.5 million, representing all of the goodwill ascribed to the

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Loyalty Products segment in connection with the Apollo Transactions, was recognized in 2006 and an impairment loss of $31.5 million, representing all of the goodwill ascribed to the Membership Products segment in connection with the Prospectiv acquisition, was recognized in 2012.

The changes in the Company’s carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	Balance at January 1, 2012	Acquisition		Impairment	Currency Translation		Balance at December 31, 2012	Acquisition		Currency Translation		Balance at December 31, 2013
Membership products	$413.5	$	−	$(31.5)	$	−	$382.0	$	−	$	−	$382.0
Insurance and package products	58.3		−	−		−	58.3		−		−	58.3
Loyalty products	81.7		−	−		−	81.7		−		−	81.7
International products	74.0		8.5	−		2.8	85.3		(1.7)		0.7	84.3
Total	$627.5		$8.5	$(31.5)		$2.8	$607.3		$(1.7)		$0.7	$606.3

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

The change in goodwill of International Products in 2012 is primarily attributable to the acquisition of Back-Up and Travel. The change in goodwill of International Products in 2013 is attributable to a purchase price adjustment in connection with the November 14, 2012 acquisition of Back-Up and Travel (see Note 3 – Acquisitions).

5. CONTRACT RIGHTS AND LIST FEES

Contract rights and list fees consisted of:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract rights	$62.4	$(61.7)	$0.7	$61.2	$(60.2)	$1.0
List fees	48.3	(29.9)	18.4	45.1	(24.1)	21.0
	$110.7	$(91.6)	$19.1	$106.3	$(84.3)	$22.0

Amortization expense for the year ended December 31, 2013 was $6.1 million, of which $5.8 million is included in marketing expense and $0.3 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income for the year ended December 31, 2013. Amortization expense for the year ended December 31, 2012 was $6.0 million, of which $5.6 million is included in marketing expense and $0.4 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income for the year ended December 31, 2012. Amortization expense for the year ended December 31, 2011 was $12.2 million, of which $5.1 million is included in marketing expense and $7.1 million is included in depreciation and amortization expense in the consolidated statement of comprehensive income for the year ended December 31, 2011. Based on the Company’s contract rights and list fees as of December 31, 2013, the Company expects the related amortization expense for the five succeeding fiscal years to be approximately $5.3 million in 2014, $4.3 million in 2015, $3.2 million in 2016, $2.0 million in 2017 and $1.6 million in 2018.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

6. OTHER CURRENT ASSETS

Other current assets consisted of:

	December 31,
	2013	2012
Gift card inventory	$22.4	$26.8
Prepaid membership materials	1.4	3.3
Prepaid insurance costs	3.6	4.5
Other receivables	18.6	11.4
Prepaid merchant fees	0.7	0.7
Prepaid information technology costs	6.2	6.2
Other	34.5	32.1
Total	$87.4	$85.0

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2013	2012
Leasehold improvements	$24.8	$23.5
Capitalized software	219.8	203.3
Computer equipment ($2.4 million and $2.4 million in 2013 and 2012, respectively, under capital leases)	153.5	131.1
Furniture, fixtures and equipment	21.3	20.8
Projects in progress	25.0	20.5
	444.4	399.2
Less: Accumulated depreciation and amortization	(304.0)	(262.7)
Total	$140.4	$136.5

Depreciation and amortization expense on property and equipment, including assets acquired under capital leases, totaled $42.2 million, $52.0 million and $44.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of:

	December 31,
	2013	2012
Accounts payable	$121.6	$103.7
Accrued commissions	17.5	20.6
Accrued payroll and related costs	50.8	50.6
Accrued product costs	35.0	37.0
Accrued marketing costs	26.6	17.3
Accrued interest	22.6	26.4
Accrued taxes, other than income taxes	37.0	39.8
Accrued legal and professional fees and loss contingency accruals	15.4	51.9
Other	64.7	53.7
Total	$391.2	$401.0

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

9. LONG-TERM DEBT

Long-term debt consisted of:

	December 31,
	2013	2012
Term loan due 2016	$1,084.7	$1,095.9
Revolving credit facility expiring in 2015	46.0	−
7.875% senior notes due 2018, net of unamortized discount of $2.2 million and $2.6 million, respectively, with an effective interest rate of 8.31%	472.8	472.4
13.50% senior subordinated notes due 2018, net of unamortized discount of $8.1 million with an effective interest rate of 14.31%	351.9	−
11 1/2% senior subordinated notes due 2015, net of unamortized discount of $1.5 million (2012), with an effective interest rate of 12.25%	2.6	354.0
Capital lease obligations	0.8	1.3
Total debt	1,958.8	1,923.6
Less: current portion of long-term debt	(11.7)	(11.8)
Long-term debt	$1,947.1	$1,911.8

On April 9, 2010, the Company, as Borrower, and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). On November 20, 2012, the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring the Company to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. On December 12, 2013, in connection with the refinancing of the Company’s Senior Subordinated Notes (defined below) and Affinion Holdings’ 11.625% Senior Notes (defined below), the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) provided permission for the consummation of the exchange offers for the Company’s Senior Subordinated Notes and Affinion Holdings’ 11.625% Senior Notes; (ii) removed the springing maturity provisions applicable to the term loan facility; (iii) modified the senior secured leverage ratio financial covenant in the Credit Agreement; (iv) provided additional flexibility to make dividends to Affinion Holdings to be used by Affinion Holdings to make certain payments with respect to its indebtedness and to repay, repurchase or redeem subordinated indebtedness of Affinion; and (v) increased the interest rate margins by 0.25%, to 5.25% on LIBOR loans and 4.25% on base rate loans. The amendment became effective upon the satisfaction of the conditions precedent set forth therein, including the payment by Affinion of the consent fee equal to 0.25% of the sum of (i) the aggregate principal amount of all term loans and (ii) the revolving loan commitments in effect, in each case, held by each lender that entered into the amendment on the date of effectiveness of the amendment.   The amended Affinion Credit Facility consists of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility. On December 13, 2010, the Company, as Borrower, and Affinion Holdings, entered into an agreement with two of its lenders which resulted in an increase in the revolving credit facility to $160.0 million, with a further increase to $165.0 million upon the satisfaction of certain conditions. These conditions were satisfied in January 2011. On February 11, 2011, the Company obtained incremental term loans in an aggregate principal amount of $250.0 million under the Company’s amended and restated Senior Secured Credit Facility. The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The term loan facility matures in October 2016.. The term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The term loan facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to term loans and revolving loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Bank of America, N.A.’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The weighted average interest rate on the term loan for the years ended December 31, 2013, 2012 and 2011 was 7.1%, 5.2% and 5.0% per annum, respectively. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The credit facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

guarantor, subject to certain exceptions. The credit facility also contains financial, affirmative and negative covenants. The negative covenants in the Company’s credit facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The credit facility also requires the Company to comply with financial maintenance covenants with a maximum ratio of senior secured debt, as defined, to EBITDA (as defined) and a minimum ratio of EBITDA to cash interest expense.

As of December 31, 2013, outstanding borrowings under the revolving credit facility were $46.0 million. As of December 31, 2012, there were no outstanding borrowings under the revolving credit facility. During the year ended December 31, 2013, the Company had borrowings and repayments of $100.0 million and $54.0 million, respectively, under the revolving credit facility. During the year ended December 31, 2012, the Company had borrowings and repayments of $82.9 million under the revolving credit facility. During the year ended December 31, 2011, the Company had borrowings and repayments of $50.0 million under the revolving credit facility. As of December 31, 2013, the Company had $108.2 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $10.8 million of letters of credit.

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

On December 12, 2013, the Company completed a private offer to exchange the Company’s senior subordinated notes for senior subordinated notes due 2018 (“Investments senior subordinated notes”) issued by Affinion Investments, pursuant to which $360.0 million aggregate principal amount of Investments senior subordinated notes were issued in exchange for $352.9 million aggregate principal amount of senior subordinated notes. Under the terms of the exchange offer, for each $1,000 principal amount of senior subordinated notes tendered at or prior to the consent time, holders received $1,020 principal amount of Investments senior subordinated notes. For each $1,000 principal amount of senior subordinated notes tendered during the offer period but after the consent period, holders received (i) $1,000 principal amount of Investments senior subordinated notes. The Investments senior subordinated notes bear interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments senior subordinated notes will mature on August 15, 2018. Affinion Investments may redeem some or all of the Investments senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments senior subordinated notes are redeemable at the option of Affinion Investments, with the net proceeds raised by the Company or Affinion Holdings in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments senior subordinated notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments senior subordinated notes contains negative covenants which restrict the ability of Affinion Investments, any future restricted subsidiaries of Affinion Investments and one of the Company’s other wholly-owned subsidiaries that guarantees the Investments senior subordinated notes to engage in certain transactions and also contains customary events of default. Affinion Investments’ obligations under the Investments senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Affinion Investments II. Each of Affinion Investments and Affinion Investments II is an unrestricted subsidiary of  the Company and guarantees the Company’s indebtedness under its senior secured credit facility but does not guarantee the Company’s other indebtedness. The Investments senior subordinated notes and guarantee thereof are unsecured senior subordinated obligations of Affinion Investments, as issuer, and  Affinion Investments II, as guarantor, and rank junior in right of payment to their respective guarantees of the Company’s senior credit facility.

On December 12, 2013, Affinion Investments exchanged with the Company all of the senior subordinated notes received by it in the exchange offer for Affinion’s 2013 senior subordinated notes. Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2013 senior subordinated notes will mature on August 15, 2018. The 2013 senior subordinated notes are redeemable at the Company’s option prior to maturity. The indenture governing the 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). The 2013 senior

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s existing senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of the Affinion’s senior subordinated notes, the trustee for the Investments senior subordinated notes, and holders of at least 25% of the principal amount of the  Investments senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing the Investments senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments senior subordinated notes.

In connection with the exchange offer and consent solicitation relating to the senior subordinated notes and the issuance of the Company’s 2013 senior subordinated notes, the Company incurred $5.9 million of financing costs, which have been included in general and administrative expenses on the accompanying consolidated statement of comprehensive income.

On November 19, 2010, the Company completed a private offering of $475.0 million aggregate principal amount of 7.875% Senior Notes due 2018 (“2010 Senior Notes”). The 2010 Senior Notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 2010 Senior Notes will mature on December 15, 2018. The 2010 Senior Notes are redeemable at the Company’s option prior to maturity. The indenture governing the 2010 Senior Notes contains negative covenants which restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. The Company’s obligations under the 2010 Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s indebtedness under the Affinion Credit Facility (other than Affinion Investments and Affinion Investments II). The 2010 Senior Notes and guarantees thereof are senior unsecured obligations of the Company and rank equally with all of the Company’s and the guarantors’ existing and future senior indebtedness and senior to the Company’s and the guarantors existing and future subordinated indebtedness. The 2010 Senior Notes are therefore effectively subordinated to the Company’s and the guarantors’ existing and future secured indebtedness, including the Company’s obligations under the Affinion Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2010 Senior Notes are structurally subordinated to all indebtedness and other obligations of each of the Company’s existing and future subsidiaries that are not guarantors, including the Investments senior subordinated notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 2010 Senior Notes, the Company completed a registered exchange offer and exchanged all of the then-outstanding 2010 Senior Notes for a like principal amount of 2010 Senior Notes that have been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company used substantially all of the net proceeds of the offering of the 2010 Senior Notes to finance the purchase of the Senior Notes (defined below) issued in 2005 and 2006 and the 2009 Senior Notes (defined below).

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

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 11 1/2% senior subordinated notes due October 15, 2015 (the “Senior Subordinated Notes”) and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The Senior Subordinated Notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The Senior Subordinated Notes mature on October 15, 2015. The Company may redeem some or all of the Senior Subordinated Notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing the Senior Subordinated Notes. The Senior Subordinated Notes are unsecured obligations of the Company and rank junior in right of payment with the Company’s existing and future senior obligations and senior to the Company’s future subordinated indebtedness. The Senior Subordinated Notes are guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility and the 2010 Senior Notes as discussed in Note 18—Guarantor/Non-Guarantor Supplemental Financial Information. On December 12, 2013, $352.9 million aggregate principal amount of Senior Subordinated Notes were exchanged for $360.0 million of Investments Senior Subordinated Notes.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The amended Affinion Credit Facility, the 2010 Senior Notes and the Senior Subordinated Notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company may pay dividends of up to $13.8 million in the aggregate provided that no default or event of default has occurred or is continuing, or would result from the dividend. Payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow. The covenants in the Affinion Credit Facility also require compliance with a senior secured leverage ratio and an interest coverage ratio. During the years ended December 31, 2012 and 2011, the Company paid cash dividends to its parent company of $37.0 million and $323.2 million, respectively. The Company did not pay any cash dividends to its parent company during the year ended December 31, 2013. The Company was in compliance with the covenants referred to above as of December 31, 2013. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

Debt issuance costs related to the various debt instruments are being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method. The unamortized debt issuance costs totaled $26.3 million and $34.4 million as of December 31, 2013 and 2012, respectively, and are included in other non-current assets on the consolidated balance sheets. The debt discounts and premiums are also being amortized to interest expense over the term of the applicable debt issue using the effective interest rate method.

The Company also leases certain equipment under capital leases expiring through 2016.

The aggregate maturities of debt, including capital leases, as of December 31, 2013 are as follows:

Amount
2014	$11.7
2015	60.1
2016	1,062.3
2017	−
2018	834.9
Thereafter	−
$1,969.0

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of 11.625% Senior Notes due November 2015. Affinion Holdings used a portion of the proceeds of $320.3 million (net of issue discount), along with proceeds from a cash dividend from the Company in the amount of $115.3 million, to repay its senior unsecured term loan. A portion of the remaining proceeds from the offering of the 11.625% Senior Notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The indenture governing Affinion Holdings’ 11.625% Senior Notes contains restrictive covenants related primarily to the Company’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. During the years ended December 31, 2012 and 2011, the Company made dividend distributions to Affinion Holdings of $37.0 million and $323.2 million, respectively, to enable Affinion Holdings to service its debt. The Company did not make any dividend distributions to Affinion Holdings during the year ended December 31, 2013. The Company expects that, in the future, to the extent that it is permitted

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

contractually and legally to pay cash dividends to Affinion Holdings, Affinion Holdings may require the Company to pay cash dividends to enable Affinion Holdings to service its net cash obligations under the loan facility. The Company and its subsidiaries do not guarantee Affinion Holdings’ 11.625% Senior Notes.

On November 7, 2013, Affinion Holdings announced an offer to exchange the Affinion Holdings Senior Notes for senior secured notes due 2018 (“2013 Affinion Holdings Senior Notes”). Under the terms of the exchange offer, for each $1,000 principal amount of Affinion Holdings Senior Notes tendered at or prior to the consent time, holders received (i) $1,000 principal amount of 2013 Affinion Holdings Senior Notes, (ii) Series A warrants to purchase 46.1069 shares of Affinion Holdings’ Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of Affinion Holdings’ Class B common stock. For each $1,000 principal amount of Affinion Holdings Senior Notes tendered during the offer period but after the consent period, holders received (i) $950 principal amount of 2013 Affinion Holdings Senior Notes, (ii) Series A warrants to purchase 46.1069 shares of Affinion Holdings’ Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of Affinion Holdings’ Class B common stock. The 2013 Affinion Holdings Senior Notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At the Company’s option, it may elect to pay interest (i) in cash, (ii) by increasing the principal amount of the 2013 Affinion Holdings Senior Notes (“PIK Interest”), or (iii) 50% as cash and 50% as PIK Interest. PIK Interest accrues at 13.75% per annum plus 0.75%. The 2013 Affinion Holdings Senior Notes will mature on September 15, 2018.

10. INCOME TAXES

The income tax expense consisted of the following:

	Year Ended December 31, 2013		Year Ended December 31, 2012	Year Ended December 31, 2011
Current:
Federal	$	−	$0.2	$0.9
State		(1.5)	(1.3)	−
Foreign		(4.8)	(6.8)	(3.8)
		(6.3)	(7.9)	(2.9)
Deferred:
Federal		(8.2)	(8.3)	(7.7)
State		(1.1)	(0.2)	(0.8)
Foreign		2.0	6.2	6.2
		(7.3)	(2.3)	(2.3)
Total income tax expense		$(13.6)	$(10.2)	$(5.2)

Pre-tax loss for domestic and foreign operations before non-controlling interests consisted of the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Domestic	$(16.6)	$(51.0)	$(84.0)
Foreign	(59.0)	(37.4)	(19.6)
Pre-tax loss	$(75.6)	$(88.4)	$(103.6)

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2012	2012
Current deferred income tax assets:
Accrued expenses and deferred revenue	$45.8	$58.0
Provision for doubtful accounts	2.9	4.0
Other	23.0	23.8
Current deferred income tax assets	71.7	85.8
Current deferred income tax liabilities:
Profit-sharing receivables from insurance carriers	(12.8)	(18.1)
Accrued expenses	(1.9)	(2.6)
Prepaid expenses	(11.5)	(16.7)
Current deferred income tax liabilities	(26.2)	(37.4)
Valuation allowance	(45.0)	(47.7)
Current net deferred income tax asset	$0.5	$0.7
Non-current deferred income tax assets:
Net operating loss carryforwards	$220.7	$148.0
State net operating loss carryforwards	19.3	15.9
Depreciation and amortization	718.0	675.7
Other	8.4	6.0
Foreign tax credits	36.5	30.3
Non-current deferred income tax assets	1,002.9	875.9
Non-current deferred income tax liabilities:
Other	0.8	0.6
Depreciation and amortization	(528.6)	(462.1)
Non-current deferred income tax liabilities	(527.8)	(461.5)
Valuation allowance	(548.7)	(485.5)
Non-current net deferred income tax liability (net of non-current deferred income tax asset included in other non-current assets on the December 31, 2013 and 2012 consolidated balance sheet of $0.9 and $0.8, respectively)	$(73.6)	$(71.1)

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

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

As of December 31, 2013, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards of approximately $804.9 million (which will expire in 2025 through 2033) and foreign tax credit carryovers of approximately $36.5 million (which will expire in 2015 through 2023). Affinion Holdings and its subsidiaries have state net operating loss carryforwards of approximately $511.0 million (which expire, depending on the jurisdiction, between 2014 and 2033) and state tax credits of $2.1 million (which expire between 2014 and 2018). A full valuation allowance has been recognized with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized. Affinion Holdings and its subsidiaries also have net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $172.6 million (of the net operating losses that expire, expiring between 2014 and 2031). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $169.0 million of these net operating losses is required due to the uncertainty of their realization. The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the Section 338 election and uncertain tax positions. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2013 and 2012 totaled $688.1 million and $611.2 million, respectively. The increase in valuation allowance of $76.9 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

As of December 31, 2013, the Company had federal net operating loss carryforwards of approximately $533.0 million (which will expire in 2025 through 2033) and foreign tax credit carryovers of approximately $36.5 million (which will expire in 2015 through 2023). The Company has state net operating loss carryforwards of approximately $447.8 million (which expire, depending on the jurisdiction, between 2014 and 2033) and state tax credits of $2.1 million (which expire between 2014 and 2018). A full valuation allowance has been recognized with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $172.6 million (of the net operating losses that expire, expiring between 2014 and 2031). The Company has concluded that a valuation allowance relating to approximately $169.0 million of these net operating losses is required due to the uncertainty of their realization. The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the Section 338 election and uncertain tax positions. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2013 and 2012 totaled $593.7 million and $533.2 million, respectively. The increase in valuation allowance of $60.5 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

As of December 31, 2012, Affinion Holdings and its subsidiaries had federal net operating loss carryforwards of approximately $613.0 million (which will expire in 2025 through 2032) and foreign tax credit carryovers of approximately $30.3 million (which will expire in 2015 through 2022). Affinion Holdings and its subsidiaries have state net operating loss carryforwards of approximately $398.1 million (which expire, depending on the jurisdiction, between 2013 and 2032) and state tax credits of $2.1 million (which expire between 2013 and 2017). A full valuation allowance has been recognized with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized. Affinion Holdings and its subsidiaries also have net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $119.5 million (of the net operating losses that expire, expiring between 2013 and 2027). Affinion Holdings and its subsidiaries have concluded that a valuation allowance relating to approximately $117.1 million of these net operating losses is required due to the uncertainty of their realization. The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the Section 338 election and uncertain tax positions. The carrying value of Affinion Holdings’ valuation allowance against all of its deferred tax assets at December 31, 2012 and 2011 totaled $611.2 million and $538.1 million, respectively. The increase in valuation allowance of $73.1 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $363.5 million (which will expire in 2025 through 2032) and foreign tax credit carryovers of approximately $30.3 million (which will expire in 2015 through 2022). The Company has state net operating loss carryforwards of approximately $335.8 million (which expire, depending on the jurisdiction, between 2013 and 2032) and state tax credits of $2.1 million (which expire between 2013 and 2017). A full valuation allowance has been recognized with respect to these carryforwards and credits net of the impact of the future reversal of existing taxable temporary differences because it is more likely than not that these assets will not be realized. The Company also has net operating loss carryforwards in foreign jurisdictions. These net operating losses total approximately $119.5 million (of the net operating losses that expire, expiring between 2013 and 2027). The Company has concluded that a valuation allowance relating to approximately $117.1 million of these net operating losses is required due to the uncertainty of their realization. The net operating losses for tax return purposes are different than the net operating losses for financial statement purposes, primarily due to book to tax differences associated with the Section 338 election and uncertain tax positions. The carrying value of the Company’s valuation allowance against all its deferred tax assets at December 31, 2012 and 2011 totaled $533.2 million and $474.2 million, respectively. The increase in valuation allowance of $59.0 million is attributable to an overall increase in net deferred tax assets primarily related to net operating losses.

With the exception of South African, Italian and Turkish subsidiaries, foreign taxable income is recognized currently for federal and state income tax purposes because such operations are entities disregarded for federal and state income tax purposes. The Company does not provide for deferred taxes on the excess of the amount for financial reporting over the tax basis in its South African, Italian and Turkish subsidiaries because they are essentially permanent in duration. As of December 31, 2013, there is a $5.4 million deficit in retained earnings of the South African, Italian and Turkish subsidiaries.

The effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal expense	(1.1)	0.3	9.4
Change in valuation allowance and other	(55.3)	(41.5)	(55.3)
Taxes on foreign operations at rates different than U.S. federal rates	(5.2)	(0.3)	3.2
Foreign tax credits	6.3	7.7	4.0
Non-deductible expenses	2.3	(12.7)	(1.3)
	(18.0)%	(11.5)%	(5.0)%

As noted above, the effective tax rate has fluctuated significantly year over year. These fluctuations are primarily the result of the change in loss before income taxes and non-controlling interest to $75.6 million for the year ended December 31, 2013 compared to $88.4 million and $103.6 million for the years ended December 31, 2012 and 2011 respectively.

The Company was granted a 50% tax holiday in the Swiss canton of Vaud in 2013. The tax holiday is valid for cantonal purposes from the 2012 start date until the end of the 2017 tax period. The tax holiday can be renewed for an additional five year period provided certain conditions are met.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $(0.1) million, $(0.1) million and $(0.6) million of interest in income tax expense related to uncertain tax positions arising in 2013, 2012 and 2011, respectively. The Company’s gross unrecognized tax benefits increased by $4.7 million, decreased by $3.3 million and decreased by $4.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, as a result of tax positions for the applicable year.

A reconciliation of the beginning and ending amount of tax reserves for uncertain tax positions for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Unrecognized tax benefits – January 1	$0.5	$3.8	$8.3
Gross increase – prior period tax positions	−	−	−
Gross decrease – lapse in statute of limitations	(0.1)	(0.4)	(1.6)
Gross increase – current period tax positions	7.4	0.2	0.2
Gross decrease – current period tax positions	(2.6)	(3.1)	(3.1)
Unrecognized tax benefits – December 31	$5.2	$0.5	$3.8

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Federal, state and local jurisdictions are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. For significant foreign jurisdictions, tax years in Germany, France, Turkey, Switzerland and the United Kingdom remain open as prescribed by applicable statute. During 2013, income tax waivers were executed in certain states that extend the period subject to examination beyond the period prescribed by statute. There are no significant changes anticipated in accordance with the extension of the income tax statutes in these jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company has noncancelable operating leases covering various facilities and equipment. Rent expense totaled $21.8 million, $20.0 million and $19.8 million for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012, the Company has accrued $1.2 million and $1.1 million, respectively, included in other long-term liabilities on the consolidated balance sheets, in connection with asset retirement obligations relating to its leased facilities.

Future minimum lease payments required under non-cancelable operating leases, net of sublease receipts, as of December 31, 2013 are as follows:

Amount
2014	$21.2
2015	19.3
2016	15.7
2017	14.0
2018	12.6
Thereafter	49.2
Future minimum lease payments	$132.0

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

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 25, 2010, a class action lawsuit was filed against Webloyalty and one of its clients in the United States District Court for the Southern District of California alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, fraud, civil theft, negligent misrepresentation, fraud, California Consumers Legal Remedies Act violations, false advertising and California Consumer Business Practice violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On February 17, 2011, Webloyalty filed a motion to dismiss the amended complaint in this lawsuit. On April 12, 2011, the Court granted Webloyalty’s motion and dismissed all claims against the defendants. On May 10, 2011, plaintiff filed a notice appealing the dismissal to the United States Court of Appeals for the Ninth Circuit. Plaintiff filed its opening appeals brief with the Ninth Circuit on October 17, 2011, and defendants filed their respective answering briefs on December 23, 2011. Plaintiff filed its reply brief on January 23, 2012. On January 11, 2013, the Ninth Circuit heard oral argument on the plaintiff’s appeal and, thereafter, took the matter under advisement. On April 25, 2013, the Ninth Circuit decided Plaintiffs’ appeal dismissing the case without prejudice. Thereafter, on May 9, 2013, Plaintiff petitioned for rehearing of the Ninth Circuit’s decision, which petition the Court rejected on May 20, 2013. The District Court followed the mandate of the Ninth Circuit and finally dismissed the action on June 24, 2013. On August 19, 2013, the Plaintiff filed a petition for writ of certiorari with the United States Supreme Court. Webloyalty filed an opposition on October 21, 2013. On December 2, 2013, the United States Supreme Court denied Plaintiff’s petition for writ of certiorari.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

On August 27, 2010, another substantially similar class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the defendants moved to dismiss the initial complaint, which plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. The court has not yet scheduled a hearing or ruled on Webloyalty’s second motion to dismiss.

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the foregoing California and Connecticut actions. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of the Connecticut Unfair Trade Practices Act. Both claims are based on allegations that in connection with enrollment and billing of the plaintiff, Webloyalty charged plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from plaintiff his full account number, name, address, and contact information, as purportedly required under Restore Online Shoppers’ Confidence Act. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety, scheduling a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the Court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing, although it has not yet done so. On August 28, 2013, the Court sua sponte dismissed Plaintiff’s Complaint without prejudice with leave to amend by September 30, 2013. The Plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the Electronic Communications Privacy Act and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy. On December 2, 2013, the Company moved to dismiss Plaintiff’s amended complaint. Plaintiff responded to the motion on January 27, 2014. On February 6, 2014, the Court indicated that it would review the submissions and issue a decision on plaintiff’s motion without oral argument.

On February 7, 2014 a class action lawsuit was filed against Affinion Group d/b/a Affinion Benefits Group LLC and one of its clients in the United States District Court for the District of Massachusetts alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, money had and received, conversion, misrepresentation, violation of the Massachusetts Consumer Protection Act and equitable relief.  Claims are based on allegations that plaintiff was enrolled and billed for a package program without plaintiff’s proper consent and knowledge.  The Company has not yet responded to the lawsuit.

On November 24, 2010, the State of Iowa filed an action against the Company, Trilegiant, and the Company’s Chief Executive Officer, in the Iowa District Court for Polk County. This action was superseded by an action filed on March 11, 2011. The superseding action does not name the Company’s Chief Executive Officer and alleges violations of Iowa’s Buying Club Law, and seeks injunctive relief as well as monetary relief. Subsequently the case was dismissed without prejudice on the state’s own motion. On October 10, 2013, the Company finalized an Assurance of Voluntary Compliance with the Iowa Attorney General’s Office as a settlement of this matter. Under the settlement, the Company paid the Attorney General $5.0 million to be used in its discretion and $0.5 million to be deposited in Iowa’s consumer fraud enforcement fund.

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

Between December 2008 and February 2011, the Company and its subsidiaries, Trilegiant Corporation and Webloyalty.com, Inc. received inquiries from numerous state attorneys general relating to the legacy marketing practices in their membership business known as “online data pass” and “live-check marketing” and their compliance with consumer protection statutes. On October 10, 2013, the Company reached a settlement with the following 47 states and the District of Columbia: Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. Under the settlement, the Company admitted no wrong-doing with respect such legacy marketing practices and agreed to refrain from engaging in such marketing practices, which

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

the Company voluntarily eliminated in early 2010. In addition, it agreed to fund a $19.4 million restitution program covering eligible consumers in all 48 states participating in the settlement agreement and reimburse the participating states for their investigatory costs in an amount of $13.5 million. The settlement, which was paid in October 2013, does not include any fine or penalty payments.

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

Other Commitments

In the ordinary course of business, the Company enters into purchase agreements for its marketing and membership program support and travel services. The commitments covered by these agreements as of December 31, 2013 totaled approximately $9.6 million for 2014, $9.4 million for 2015, $9.1 million for 2016, $2.6 million for 2017 and $2.6 million for 2018.

In December 2009, the Company entered into an operating lease for a new 140,000 square foot headquarters facility. The lease term for the new headquarters facility extends to 2024. The Company commenced occupancy of the new facility in April 2010. As a result of vacating the prior headquarters facility, the Company recognized a charge during the year ended December 31, 2010 of $8.0 million, comprised principally of future lease costs and related expenses for the prior headquarters facility. During 2011, the Company recognized a charge of $6.2 million, primarily related to the closure of several facilities previously utilized by Webloyalty and an adjustment of the liability associated with the Company’s prior headquarters facility. During 2012, the Company recorded a reduction of the charge previously recorded in connection with the closure of facilities previously utilized by Webloyalty of $0.9 million. During 2013, the Company recognized a facility closure charge of $0.5 million related to vacated premises. At December 31, 2013 and 2012, the Company had accrued $1.8 million and $4.4 million, respectively, related to these facility exit costs, of which $1.6 million is included in other long-term liabilities and $0.2 million is included in accounts payable and accrued expenses on the December 31, 2013 consolidated balance sheet and $4.4 million is included in other long-term liabilities on the December 31, 2012 consolidated balance sheet.

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of December 31, 2013, the Company provided guarantees for surety bonds totaling approximately $10.6 million and issued letters of credit totaling $12.1 million.

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

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of December 31, 2013, there were 6.2 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the webloyalty.com, inc. Incentive Stock Option Plan (the “webloyalty.com ISO Plan”), the webloyalty.com, inc. Non-Qualified Stock Option Plan (the “webloyalty.com NQ Plan”) and the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The webloyalty.com ISO Plan, adopted by Webloyalty’s board of directors in February 1999, authorized Webloyalty’s board of directors to grant awards of incentive stock options to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, options granted under the webloyalty.com ISO Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com ISO Plan over a ten year period. During the year ended December 31, 2012, 0.1 million options to acquire shares of Affinion Holdings’ common stock were exercised at an exercise price of $0.98. As of December 31, 2013, there were no outstanding options under the webloyalty.com ISO Plan. No additional grants may be made under the webloyalty.com ISO Plan.

The webloyalty.com NQ Plan, adopted by Webloyalty’s board of directors in February 1999, as amended and restated in February 2004, authorized Webloyalty’s board of directors to grant awards of stock options to directors and employees of, and consultants to, Webloyalty. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the webloyalty.com NQ Plan over a ten year period. As of December 31, 2013, there were no outstanding options under the webloyalty.com NQ Plan. No additional grants may be made under the webloyalty.com NQ Plan.

The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of December 31, 2013, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings’ common stock at exercise prices ranging from $3.33 to $12.95. All of the outstanding options were vested as of December 31, 2013 and expire between May 2015 and September 2018.

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

Stock Options

During the years ended December 31, 2013, 2012 and 2011, 0.4 million, 0.5 million and 2.8 million stock options, respectively, were granted to employees pursuant to the 2007 Plan. The stock options granted during the years ended December 31, 2013, 2012 and 2011 had exercise prices of $3.97, $8.16 and $9.16, respectively, equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

The stock options granted to employees from the 2007 Plan have the following terms:

Vesting period	Ratably over 4 years
Option term	10 years

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

There were no options granted to members of the Board of Directors during the years ended December 31, 2013 and 2012. During the year ended December 31, 2011, Affinion Holdings granted 0.1 million stock options to members of the Board of Directors with an exercise price of $9.16, equal to the estimated fair value of a share of the underlying common stock on the date of grant. These options were fully vested as of the date of grant and have a 10-year option term.

The fair value of each option award issued pursuant to the 2007 Plan during the years ended December 31, 2013, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table. Expected volatilities are based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding, and is based on the average of the requisite service period and the contractual term of the option.

	2013 Grants	2012 Grants	2011 Grants
Expected volatility	50%	50%	44%
Expected life (in years)	6.25	5.89 - 6.25	4.92 - 6.08
Risk-free interest rate	1.15%	1.15%	2.03 - 2.37%
Expected dividends	−	−	−

A summary of option activity for the 2005 Plan and the 2007 Plan for the years ended December 31, 2013, 2012 and 2011 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees - Tranche A		2005 Plan – Grants to Employees - Tranche B		2005 Plan – Grants to Employees - Tranche C		Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2011		1,651		807		807	441	1,512
Granted		−		−		−	52	2,774
Exercised		(6)		−		−	−	−
Forfeited or expired		(87)		(40)		(40)	(70)	(436)
Outstanding options at December 31, 2011		1,558		767		767	423	3,850
Granted		−		−		−	−	495
Exercised		−		−		−	−	−
Forfeited or expired		(168)		(86)		(86)	−	(783)
Outstanding options at December 31, 2012		1,390		681		681	423	3,562
Granted		−		−		−	−	370
Exercised		−		−		−	−	−
Forfeited or expired		(44)		(19)		(19)	(71)	(638)
Outstanding options at December 31, 2013		1,346		662		662	352	3,294
Vested or expected to vest at December 31, 2013		1,346		662		662	352	3,294
Exercisable options at December 31, 2013		1,346		553		553	352	2,002
Weighted average remaining contractual term (in years)		2.0		2.0		2.0	3.4	6.8
Weighted average grant date fair value per option – 2011	$	−	$	−	$	−	$3.71	$4.11
Weighted average grant date fair value per option – 2012		−		−		−	−	3.97
Weighted average grant date fair value per option – 2013		−		−		−	−	4.00

The weighted average exercise prices of outstanding options at December 31, 2013, 2012 and 2011 were $5.86, $6.26 and $6.54, respectively. The weighted average exercise prices of options granted and forfeited during 2013 were $3.97and $8.34, respectively. The weighted average exercise prices of options granted and forfeited during 2012 were $8.16 and $7.09, respectively. The weighted average exercise prices of options granted, exercised and forfeited during 2011 were $9.16, $1.43 and $11.44, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 totaled $3.7 million, $5.1 million and $5.6 million, respectively. As of December 31, 2013, there was $3.7 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 0.8 years.

In addition, during the years ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of less than $0.1 million and $0.1 million, respectively, relating to stock options granted under the webloyalty.com ISO Plan, the webloyalty.com NQ Plan and the Webloyalty 2005 Plan that were converted into options to acquire shares of common stock of Affinion Holdings in connection with the Webloyalty acquisition. These options are time-based options vesting ratably on each of the first four anniversaries subsequent to the grant date. There was no stock-based compensation expense recognized during the year ended December 31, 2013. As of December 31, 2013, there were no stock options outstanding under the webloyalty.com ISO Plan or

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

the webloyalty.com NQ Plan. As of December 31, 2013, there were 0.6 million options outstanding under the Webloyalty 2005 Plan, all of which were fully vested, with exercise prices ranging from $3.33 to $12.95 per share and a weighted average remaining contractual life of 2.9 years.

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

A summary of restricted stock unit activity for the years ended December 31, 2013, 2012 and 2011 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested units at January 1, 2011	737	$12.63
Granted	50	9.16
Vested	(430)	12.63
Forfeited	(65)	12.63
Outstanding restricted unvested units at December 31, 2011	292	12.04
Granted	1,387	8.16
Vested	(199)	12.20
Forfeited	(147)	9.80
Outstanding restricted unvested units at December 31, 2012	1,333	8.18
Granted	−	−
Vested	(838)	8.19
Forfeited	(71)	8.16
Outstanding restricted unvested units at December 31, 2013	424	$8.16
Weighted average remaining contractual term (in years)	0.5

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $5.9 million, $6.1 million and $5.3 million, respectively. As of December 31, 2013, there was $1.4 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.3 years.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

13. EMPLOYEE BENEFIT PLANS

The Company sponsors a domestic defined contribution savings plan that provides certain eligible employees an opportunity to accumulate funds for retirement. Under the domestic 401(k) defined contribution plan, the Company matched the contributions of participating employees based on 100% of the first 4% of the participating employee’s contributions up to 4% of the participating employee’s salary. The Company also sponsors certain other international defined contribution retirement plans that are customary in each local country. Under these local country defined contribution plans, the Company contributes between 6% and 10% of each participating employee’s salary or as otherwise provided by the plan. The Company recorded aggregate defined contribution plan expense of $7.1 million, $6.5 million and $6.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company sponsors certain other international defined benefit retirement plans that are customary in each local country, including a multi-employer plan in one country. Under these local country defined benefit pension plans, benefits are based on a percentage of an employee’s final average salary or as otherwise described by the plan. These plans are not material, individually or in the aggregate, to the consolidated financial statements.

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

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011 and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo. Therefore, during the years ended December 31, 2013 and 2012, only Realogy remained a related party.

Certain marketing agreements permit the Company to continue to solicit customers of certain Cendant subsidiaries for the Company’s membership programs through various direct marketing methods. The marketing agreements generally provide for a minimum amount of marketing volume or a specified quantity of customer data to be allotted to the relevant party. The payment terms of the marketing agreements provide for either (i) a fee for each call transferred, (ii) a bounty payment for each user that enrolls in one of the Company’s membership programs or (iii) a percentage of net membership revenues. These agreements generally expired in December 2010, subject to automatic one year renewal periods, and were generally terminable by the applicable Cendant party following December 31, 2007 upon six months written notice to the Company. In the event that a Cendant subsidiary terminated an agreement prior to December 31, 2010, the Cendant subsidiary was required to pay a termination fee based on the projected marketing revenues that would have been generated from such agreement had the marketing agreement been in place through December 31, 2010. During 2010, a supplemental agreement was entered into which had the effect of extending the remaining marketing agreements to December 31, 2012. The expense incurred for such services was $2.3 million for the year ended December 31, 2011 and is included in marketing and commissions expense in the accompanying consolidated statement of comprehensive income. There were no expenses incurred with a related party during the years ended December 31, 2013 and 2012.

Under the loyalty and rewards program administration agreements, the Company continues to administer loyalty programs for certain Cendant subsidiaries. The agreements provide for the Company to earn fees for the following services: an initial fee to implement a new loyalty program, a program administration fee, a redemption fee related to redeemed rewards and a booking fee related to travel bookings by loyalty program members. The loyalty and reward program agreements expired on December 31, 2009, subject to automatic one year renewal periods, unless a party elects not to renew the arrangement upon six months’ prior written notice. A termination notice was received related to one of the programs and administration of that program ceased during 2010. The contract to administer the other program was renewed for a three year term. The amount included in net revenues in the consolidated statements of comprehensive income for such services attributable to agreements with Realogy and Wyndham was $2.1 million for the year ended December 31, 2011. There was no revenue recognized from a related party during the years ended December 31, 2013 and 2012. In connection with these agreements, the Company formed Affinion Loyalty, LLC (“Loyalty”), a special-purpose, bankruptcy-remote subsidiary which is a wholly-owned subsidiary of Affinion Loyalty Group, Inc. (“ALG”). Pursuant to the loyalty agreements, ALG provided a copy of the object code, source code and related documentation of certain of its intellectual property to Loyalty under a non-exclusive limited license and Loyalty sub-licensed such intellectual property to Cendant on a non-exclusive basis.

On August 22, 2008, the Company entered into an agreement to acquire certain assets and assume certain liabilities of RCI Europe. The acquisition closed during the fourth quarter of 2008 for nominal consideration. Under the agreement, the Company acquired all of the assets and all of the liabilities of RCI Europe’s travel services business that served the Company’s customers in Europe. Following this acquisition, the Company provides travel services directly to its customers. The Company entered into agreements pursuant to which the Company will continue to have cost-sharing arrangements with RCI Europe relating to office space and certain other transition services. The revenue earned for such services was $0.2 million for the year ended December 31, 2011 and is included in net revenues in the consolidated statement of comprehensive income. There was no revenue recognized from a related party during the years ended December 31, 2013 and 2012. The expense incurred for such services was $1.0 million for the year ended December 31, 2011 and is included in operating costs in the consolidated statement of comprehensive income. There was no expense recognized from a related party during the years ended December 31, 2013 and 2012.

The Company earns referral fees from Wyndham for hotel stays and travel packages. The amount included in net revenues in the consolidated statement of comprehensive income for such services was $0.8 million for the year ended December 31, 2011. There were no revenues recognized from a related party during the years ended December 31, 2013 and 2012.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion will increase to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. In connection with the December 2013 refinancing of the Company’s senior subordinated notes and Affinion Holdings’ 11.625% senior notes, Apollo and the Company further amended the consulting agreement, pursuant to which Apollo will not be paid any fees due under the consulting agreement until such time as none of Affinion Holdings’ 13.75%/14.50% PIK Toggle Senior Notes remain outstanding. The amount expensed related to this consulting agreement was $2.6 million for each of the years ended December 31, 2013, 2012 and 2011, and is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

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

In July 2006, Apollo acquired one of the Company’s vendors, SOURCEHOV, LLC (formerly SOURCECORP Incorporated), that provides document and information services and litigation settlement administration services to the Company. The fees incurred for these services for the years ended December 31, 2013, 2012 and 2011 were $0.6 million, $0.7 million and $1.1 million, respectively, and are included in operating expenses in the consolidated statements of comprehensive income.

During the years ended December 31, 2012 and 2011, the Company purchased $4.1 million and $5.2 million, respectively, of gift cards from AMC Entertainment, Inc., a company previously owned by an affiliate of Apollo. The cost of the gift cards, which were utilized primarily for loyalty program fulfillment, is included as a contra-revenue in the consolidated statements of comprehensive income. As a result of the sale in 2012 of AMC Entertainment, Inc. by the affiliate of Apollo, AMC Entertainment, Inc. was not a related party during the year ended December 31, 2013.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.9 million, $1.1 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 13, 2013, the Company loaned $18.9 million to Affinion Holdings to be utilized by Affinion Holdings to make the November 2013 interest payments on its 2010 senior notes.

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

In January 2009, the Company entered into an interest rate swap effective February 21, 2011. The swap had a notional amount of $500.0 million and terminated on October 17, 2012. Under the swap, the Company agreed to pay a fixed rate of interest of 2.985%, payable on a quarterly basis with the first interest payment due on May 12, 2011, in exchange for receiving floating payments based on a three-month LIBOR on the notional amount for each applicable period.

All outstanding interest rate swaps were recorded at fair value, either as an asset or liability. The changes in the fair value of the swaps, which were not designated as hedging instruments, are included in interest expense in the accompanying consolidated statements of comprehensive income. For the years ended December 31, 2012 and 2011, the Company recorded interest expense of $1.2 million and $2.5 million, respectively, related to the interest rate swaps. There was no interest expense recorded during the year ended December 31, 2013 related to the interest rate swaps.

As disclosed in Note 2—Summary of Significant Accounting Policies, as a matter of policy, the Company does not use derivatives for trading or speculative purposes.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of December 31, 2013.

	2014	2015	2016	2017		2018		2019 and Thereafter		Total	Fair Value At December 31, 2013
Fixed rate debt	$0.4	$2.9	$0.1	$	−		$834.9	$	−	$838.3	$790.6
Average interest rate	10.30%	10.30%	10.30%		10.30%		10.30%
Variable rate debt	$11.3	$57.2	$1,062.2	$	−	$	−	$	−	$1,130.7	$1,115.3
Average interest rate (a)	6.77%	6.76%	6.75%

(a)	Average interest rate is based on rates in effect at December 31, 2013.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At December 31, 2013, the Company had in place contracts to sell EUR 26.6 million and receive $36.4 million and to sell GBP 13.9 million and receive $22.8 million.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized a realized loss of $1.7 million, a realized loss of $1.9 million and a realized gain of $0.3 million, respectively, on the forward contracts. The Company had a de minimis unrealized gain as of December 31, 2013 on the foreign currency forward contracts.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of December 31, 2013 and 2012, approximately $36.2 million and $55.7 million, respectively, of the profit-sharing receivables from insurance carriers were due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are due from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at December 31, 2013 and 2012 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at December 31, 2013 and 2012 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At December 31, 2013 and 2012, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by this counterparty.

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There were no financial instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

The following tables summarize assets measured at fair value using Level 3 inputs on a nonrecurring basis subsequent to initial recognition:

	Fair Value Measurements at December 31, 2013
	Fair Value at December 31, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)			Significant Unobservable Inputs (Level 3)		Impairment Losses Year Ended December 31, 2013
	(in millions)
Property and equipment	$	−	$	−	$	−	$		−	$(0.3)
Intangible assets		−		−		−			−	(1.3)
Equity investment		−		−		−			−	0.7
	Fair Value Measurements at December 31, 2012
	Fair Value at December 31, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)			Significant Other Observable Inputs (Level 2)			Significant Unobservable Inputs (Level 3)	Impairment Losses Year Ended December 31, 2012
	(in millions)
Goodwill	$	−	$	−		$ −		$	−	$(31.5)
Intangible assets		2.1		−		−			2.1	(8.2)
Equity investment		0.7		−		−			0.7	(1.0)

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

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Net Revenues

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Affinion North America
Membership products	$531.9	$706.1	$772.3
Insurance and package products	298.5	332.0	337.7
Loyalty products	169.8	155.6	140.4
Eliminations	(2.2)	(2.3)	(3.5)
Total North America	998.0	1,191.4	1,246.9
Affinion International
International products	336.7	303.2	288.3
Total Net Revenues	$1,334.7	$1,494.6	$1,535.2

(a)	Inter-segment net revenues were not significant to the net revenues of any one segment.

Segment EBITDA

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Affinion North America
Membership products	$85.9	$125.2	$127.8
Insurance and package products	65.0	103.9	96.7
Loyalty products	67.0	54.6	49.3
Total North America	217.9	283.7	273.8
Affinion International
International products	9.8	19.6	38.6
Total products	227.7	303.3	312.4
Corporate	(22.8)	(17.8)	(30.2)
Impairment of goodwill and other long-lived assets	(1.6)	(39.7)	−
Total Segment EBITDA	$203.3	$245.8	$282.2

Provided below is a reconciliation of Segment EBITDA to income from operations.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Segment EBITDA	$203.3	$245.8	$282.2
Depreciation and amortization	(113.9)	(184.5)	(238.7)
Income from operations	$89.4	$61.3	$43.5

Depreciation and Amortization

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Membership products	$45.5	$80.7	$124.4
Insurance and package products	26.6	51.2	60.2
Loyalty products	14.5	14.3	14.0
International products	27.3	38.3	40.1
Total Depreciation and Amortization	$113.9	$184.5	$238.7

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

Segment Assets

	December 31, 2013	December 31, 2012
Membership products	$545.8	$603.8
Insurance and package products	227.1	269.3
Loyalty products	216.1	220.7
International products	312.5	307.1
Total products	1,301.5	1,400.9
Corporate	83.0	72.2
Total Assets	$1,384.5	$1,473.1

Capital Expenditures

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Membership products	$13.9	$23.2	$25.7
Insurance and package products	0.6	0.2	5.3
Loyalty products	8.7	2.9	9.1
International products	19.8	26.1	15.0
	43.0	52.4	55.1
Corporate	3.3	(0.7)	1.8
Total Capital Expenditures	$46.3	$51.7	$56.9

Total Revenues

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
U.S.	$998.0	$1,191.4	$1,246.9
U.K.	88.0	117.1	145.0
Switzerland.	123.3	64.0	−
Other	125.4	122.1	143.3
Total Revenues	$1,334.7	$1,494.6	$1,535.2

Total Assets

	December 31, 2013	December 31, 2012
U.S.	$1,072.0	$1,166.0
U.K.	142.0	131.6
Other	170.5	175.5
Total Assets	$1,384.5	$1,473.1

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below is unaudited selected quarterly financial data for 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net revenues	$347.4	$336.1	$339.4	$311.8
Marketing and commissions	$117.7	$127.2	$130.2	$158.1
Operating costs	$116.2	$104.5	$107.5	$111.2
General and administrative	$42.1	$44.7	$31.9	$38.0

AFFINION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, all dollar amounts are in millions, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Impairment of goodwill and other long-lived assets	$	−	$	−	$	−		$1.6
Facility exit costs	$	−		$0.5	$	−	$	−
Depreciation and amortization		$29.6		$28.4		$28.3		$27.6
Net loss		$(4.5)		$(13.4)		$(3.3)		$(68.0)
2012
Net revenues		$381.8		$377.6		$370.6		$364.6
Marketing and commissions		$154.8		$150.8		$142.5		$152.0
Operating costs		$118.1		$115.3		$110.8		$115.3
General and administrative		$22.0		$44.1		$33.3		$51.0
Impairment of goodwill and other long-lived assets	$	−		$39.7	$	−	$	−
Facility exit costs	$	−	$	−		$(0.9)	$	−
Depreciation and amortization		$50.1		$49.0		$48.5		$36.9
Net loss		$(3.1)		$(62.7)		$(2.2)		$(30.6)

18. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of December 31, 2013 and 2012, and the related condensed consolidating statements of operations and cash flows for the years ended December 31, 2013, 2012 and 2011 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries, which are comprised of substantially all of the Company’s domestic operations, on a combined basis, (iii) the Non-Guarantor Subsidiaries, which are comprised of substantially all of the Company’s international operations, on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan. The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries		Eliminations		Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$2.9		$15.0	$	−	$19.6
Restricted cash	1.6	18.9		16.1		−	36.6
Receivables, net	2.9	76.6		53.0		−	132.5
Profit-sharing receivables from insurance carriers	−	64.7		−		−	64.7
Prepaid commissions	−	29.8		7.7		−	37.5
Income taxes receivable	−	0.6		2.0		−	2.6
Intercompany interest receivable	0.7	−		2.5		(3.2)	−
Other current assets	8.2	36.0		43.2		−	87.4
Total current assets	15.1	229.5		139.5		(3.2)	380.9
Property and equipment, net	9.2	90.5		40.7		−	140.4
Contract rights and list fees, net	−	19.1		−		−	19.1
Goodwill	−	522.0		84.3		−	606.3
Other intangibles, net	−	115.1		38.7		−	153.8
Receivables from related parties	21.5	−		−		−	21.5
Investment in subsidiaries	2,312.9	52.1		63.9		(2,428.9)	−
Investment in intercompany notes	−	−		360.0		(360.0)	−
Intercompany loan receivable	141.1	22.8		−		(163.9)	−
Intercompany receivables	−	1,670.7		−		(1,670.7)	−
Other non-current assets	25.5	19.9		17.1		−	62.5
Total assets	$2,525.3	$2,741.7		$744.2		$(4,626.7)	$1,384.5
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.3	$0.4	$	−	$	−	$11.7
Accounts payable and accrued expenses	97.9	164.8		128.5		−	391.2
Payables to related parties	40.0	0.1		−		−	40.1
Intercompany interest payable	2.5	−		0.7		(3.2)	−
Deferred revenue	−	71.5		33.9		−	105.4
Income taxes payable	1.0	0.1		3.2		−	4.3

Total current liabilities	152.7	236.9		166.3		(3.2)	552.7
Long-term debt	1,594.9	0.3		351.9		−	1,947.1
Deferred income taxes	−	71.0		3.5		−	74.5
Deferred revenue	−	5.2		5.2		−	10.4
Intercompany notes payable	360.0	−		−		(360.0)	−
Intercompany loans payable	−	−		163.9		(163.9)	−
Intercompany payables	1,652.6	−		18.1		(1,670.7)	−
Other long-term liabilities	3.2	30.1		3.5		−	36.8
Total liabilities	3,763.4	343.5		712.4		(2,197.8)	2,621.5
Total Affinion Group, Inc. deficit	(1,238.1)	2,398.2		30.7		(2,428.9)	(1,238.1)
Non-controlling interest in subsidiary	−	−		1.1		−	1.1
Total deficit	(1,238.1)	2,398.2		31.8		(2,428.9)	(1,237.0)
Total liabilities and deficit	$2,525.3	$2,741.7		$744.2		$(4,626.7)	$1,384.5

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries		Eliminations		Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.6	$5.1		$23.8	$	−	$32.5
Restricted cash	−	23.1		11.3		−	34.4
Receivables, net	3.3	86.0		50.8		−	140.1
Profit-sharing receivables from insurance carriers	−	74.2		0.4		−	74.6
Prepaid commissions	−	37.5		5.0		−	42.5
Income taxes receivable	−	1.0		5.3		−	6.3
Intercompany interest receivable	1.0	−		−		(1.0)	−
Other current assets	10.3	40.7		34.0		−	85.0
Total current assets	18.2	267.6		130.6		(1.0)	415.4
Property and equipment, net	7.1	97.9		31.5		−	136.5
Contract rights and list fees, net	−	22.0		−		−	22.0
Goodwill	−	522.0		85.3		−	607.3
Other intangibles, net	−	171.8		53.4		−	225.2
Investment in subsidiaries	2,203.3	77.9		−		(2,281.2)	−
Intercompany loan receivable	72.9	21.9		−		(94.8)	−
Intercompany receivables	−	1,443.0		−		(1,443.0)	−
Other non-current assets	34.3	25.1		7.3		−	66.7
Total assets	$2,335.8	$2,649.2		$308.1		$(3,820.0)	$1,473.1
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.3	$0.5	$	−	$	−	$11.8
Accounts payable and accrued expenses	86.4	194.8		119.8		−	401.0
Payables to related parties	42.7	0.1		−		−	42.8
Intercompany interest payable	−	−		1.0		(1.0)	−
Deferred revenue	−	91.4		23.2		−	114.6
Income taxes payable	1.0			7.9		−	8.9
Total current liabilities	141.4	286.8		151.9		(1.0)	579.1
Long-term debt	1,911.1	0.7		−		−	1,911.8
Deferred income taxes	−	65.9		6.0		−	71.9
Deferred revenue	−	7.0		8.3		−	15.3
Intercompany loan payable	−	−		94.8		(94.8)	−
Intercompany payables	1,428.3	−		14.7		(1,443.0)	−
Other long-term liabilities	2.7	32.8		5.6		−	41.1
Total liabilities	3,483.5	393.2		281.3		(1,538.8)	2,619.2
Total Affinion Group, Inc. deficit	(1,147.7)	2,256.0		25.2		(2,281.2)	(1,147.7)
Non-controlling interest in subsidiary	−	−		1.6		−	1.6
Total deficit	(1,147.7)	2,256.0		26.8		(2,281.2)	(1,146.1)
Total liabilities and deficit	$2,335.8	$2,649.2		$308.1		$(3,820.0)	$1,473.1

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013

	Parent Company		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net revenues	$	−	$997.9	$336.8	$	−	$1,334.7
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions		−	377.7	155.5		−	533.2
Operating costs		−	259.0	180.4		−	439.4
General and administrative		33.4	92.6	30.7		−	156.7
Impairment of goodwill and other long-lived assets		−	1.6	−		−	1.6
Facility exit costs		−	0.5	−		−	0.5
Depreciation and amortization		1.2	85.4	27.3		−	113.9
Total expenses		34.6	816.8	393.9		−	1,245.3
Income from operations		(34.6)	181.1	(57.1)		−	89.4
Equity in income of subsidiaries		108.3	−	−		(108.3)	−
Interest income		0.1	0.2	0.2		−	0.5
Interest income – intercompany		−	−	2.6		(2.6)	−
Interest expense		(160.6)	(1.5)	(3.5)		−	(165.6)
Interest expense – intercompany		(1.5)	−	(1.1)		2.6	−
Other income (expense), net		−	0.1	−		−	0.1
Loss before income taxes and non-controlling interest		(88.3)	179.9	(58.9)		(108.3)	(75.6)
Income tax expense		(1.3)	(9.6)	(2.7)		−	(13.6)
Net loss		(89.6)	170.3	(61.6)		(108.3)	(89.2)
Less: net income attributable to non-controlling interest		−	−	(0.4)		−	(0.4)
Net loss attributable to Affinion Group, Inc.		$(89.6)	$170.3	$(62.0)		$(108.3)	$(89.6)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

	Parent Company		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net revenues	$	−	$1,191.3	$303.3	$	−	$1,494.6
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions		−	477.0	123.1		−	600.1
Operating costs		−	324.2	135.3		−	459.5
General and administrative		24.8	84.1	41.5		−	150.4
Impairment of goodwill and other long-lived assets		−	39.7	−		−	39.7
Facility exit costs		−	(0.9)	−		−	(0.9)
Depreciation and amortization		1.1	145.1	38.3		−	184.5
Total expenses		25.9	1,069.2	338.2		−	1,433.3
Income from operations		(25.9)	122.1	(34.9)		−	61.3
Equity in income of subsidiaries		86.1	−	−		(86.1)	−
Interest income		−	0.7	0.1		−	0.8
Interest income – intercompany		1.2	−	−		(1.2)	−
Interest expense		(147.9)	(1.5)	(0.9)		−	(150.3)
Interest expense – intercompany		−	−	(1.2)		1.2	−
Dividend income – intercompany		−	11.4	−		(11.4)	−
Other income (expense), net		−	0.3	(0.5)		−	(0.2)
Loss before income taxes and non-controlling interest		(86.5)	133.0	(37.4)		(97.5)	(88.4)
Income tax expense		(1.4)	(8.3)	(0.5)		−	(10.2)
Net loss		(87.9)	124.7	(37.9)		(97.5)	(98.6)
Less: net income attributable to non-controlling interest		−	−	(0.7)		−	(0.7)
Net loss attributable to Affinion Group, Inc.		$(87.9)	$124.7	$(38.6)		$(97.5)	$(99.3)

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent Company		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net revenues	$	−	$1,246.9	$288.3	$	−	$1,535.2
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions		−	531.1	106.6		−	637.7
Operating costs		−	314.8	126.7		−	441.5
General and administrative		34.1	102.5	31.0		−	167.6
Facility exit costs		−	5.6	0.6		−	6.2
Depreciation and amortization		1.2	197.4	40.1		−	238.7
Total expenses		35.3	1,151.4	305.0		−	1,491.7
Income from operations		(35.3)	95.5	(16.7)		−	43.5
Equity in income of subsidiaries		69.0	−	−		(69.0)	−
Interest income		0.3	0.3	0.4		−	1.0
Interest income – intercompany		1.2	−	−		(1.2)	−
Interest expense		(145.3)	(0.9)	(2.1)		−	(148.3)
Interest expense – intercompany		−	−	(1.2)		1.2	−
Other income (expense), net		−	0.2	−		−	0.2
Loss before income taxes and non-controlling interest		(110.1)	95.1	(19.6)		(69.0)	(103.6)
Income tax expense		0.4	(8.1)	2.5		−	(5.2)
Net loss		(109.7)	87.0	(17.1)		(69.0)	(108.8)
Less: net income attributable to non-controlling interest		−	−	(0.9)		−	(0.9)
Net loss attributable to Affinion Group, Inc.		$(109.7)	$87.0	$(18.0)		$(69.0)	$(109.7)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Operating Activities
Net loss	$(89.6)	$170.3	$(61.6)		$(108.3)	$(89.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1.2	85.4	27.3		−	113.9
Amortization of debt discount and financing costs	10.1	−	−		−	10.1
Impairment of goodwill and other long-lived assets	−	1.6	−		−	1.6
Impairment of equity investment	−	−	0.7		−	0.7
Provision for loss on accounts receivable	−	2.7	−		−	2.7
Financing costs	11.1	−	−		−	11.1
Facility exit costs	−	0.5	−		−	0.5
Share-based compensation	9.6	−	−		−	9.6
Equity in (income) loss of subsidiaries	(108.3)	−	−		108.3	−
Deferred income taxes	0.5	8.8	(2.0)		−	7.3
Net change in assets and liabilities:
Restricted cash	(1.6)	2.7	(1.8)		−	(0.7)
Receivables	0.4	6.7	(2.6)		−	4.5
Receivables from related parties	2.8	−	(2.8)		−	−
Profit-sharing receivables from insurance carriers	−	9.6	0.4		−	10.0
Prepaid commissions	−	7.7	(2.5)		−	5.2
Other current assets	2.0	4.5	(8.2)		−	(1.7)
Contract rights and list fees	−	2.7	−		−	2.7
Other non-current assets	0.3	1.7	(7.6)		−	(5.6)
Accounts payable and accrued expenses	8.1	(29.3)	8.9		−	(12.3)
Payables to related parties	(7.6)	−	−		−	(7.6)
Deferred revenue	−	(21.7)	7.9		−	(13.8)
Income taxes receivable and payable	0.1	0.3	(1.4)		−	(1.0)
Other long-term liabilities	0.5	(3.2)	(2.2)		−	(4.9)
Other, net	(1.9)	(0.9)	1.2		−	(1.6)
Net cash provided by operating activities	(162.3)	250.1	(46.3)		−	41.5
Investing Activities
Capital expenditures	(3.3)	(23.2)	(19.8)		−	(46.3)
Acquisition-related payments, net of cash acquired	−	−	(3.6)		−	(3.6)
Restricted cash	−	−	(1.2)		−	(1.2)
Net cash used in investing activities	(3.3)	(23.2)	(24.6)		−	(51.1)
Financing Activities
Borrowings under revolving credit facility, net	46.0	−	−		−	46.0
Financing costs	(10.7)	−	−		−	(10.7)
Principal payments on borrowings	(11.3)	(0.5)	−		−	(11.8)
Receivables from and payables to parent company	(26.2)	−	−		−	(26.2)
Intercompany receivables and payables	234.3	(227.9)	(6.4)		−	−
Intercompany loans	(66.1)	−	66.1		−	−
Capital contribution to a subsidiary	(2.3)	−	2.3		−	−
Distribution to non-controlling interest of a subsidiary	−	−	(0.6)		−	(0.6)
Net cash provided by financing activities	163.7	(228.4)	61.4		−	(3.3)
Effect of changes in exchange rates on cash and cash equivalents	−	−	−		−	−
Net decrease in cash and cash equivalents	(1.9)	(1.5)	(9.5)		−	(12.9)
Cash and cash equivalents, beginning of year (a)	3.6	4.4	24.5		−	32.5
Cash and Cash Equivalents, End of Year	$1.7	$2.9	$15.0	$	−	$19.6
(a)Reflects changes in guarantor and non-guarantor subsidiaries effected during the year ended December 31, 2013

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Operating Activities
Net loss	$(87.9)	$124.7	$(37.9)		$(97.5)	$(98.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1.1	145.1	38.3		−	184.5
Amortization of debt discount and financing costs	8.6	−	−		−	8.6
Unrealized loss on interest rate swaps	1.2	−	−		−	1.2
Impairment of goodwill and other long-lived assets	−	39.7	−		−	39.7
Impairment of equity investment	−	−	1.0		−	1.0
Adjustment to liability for additional consideration based on earn-out	(14.6)	−	−		−	(14.6)
Provision for loss on accounts receivable	−	6.6	0.3		−	6.9
Facility exit costs	−	(0.9)	−		−	(0.9)
Share-based compensation	11.2	−	−		−	11.2
Equity in (income) loss of subsidiaries	(86.1)	−	−		86.1	−
Intercompany dividend	−	(11.4)	−		11.4	−
Deferred income taxes	0.5	8.1	(6.3)		−	2.3
Net change in assets and liabilities:
Restricted cash	−	(0.5)	−		−	(0.5)
Receivables	(1.7)	(4.9)	(7.4)		−	(14.0)
Receivables from related parties	(0.8)	0.5	1.0		−	0.7
Profit-sharing receivables from insurance carriers	−	(1.0)	0.4		−	(0.6)
Prepaid commissions	−	10.3	0.1		−	10.4
Other current assets	(5.5)	(7.2)	(2.7)		−	(15.4)
Contract rights and list fees	−	0.1	−		−	0.1
Other non-current assets	(0.6)	6.4	−		−	5.8
Accounts payable and accrued expenses	(13.5)	(18.4)	20.4		−	(11.5)
Payables to related parties	(2.8)	(0.8)	(0.1)		−	(3.7)
Deferred revenue	−	(34.4)	(7.5)		−	(41.9)
Income taxes receivable and payable	(0.1)	(0.9)	2.4		−	1.4
Other long-term liabilities	0.1	(1.0)	(0.6)		−	(1.5)
Other, net	(1.4)	(1.0)	0.7		−	(1.7)
Net cash provided by operating activities	(192.3)	259.0	2.2		−	68.9
Investing Activities
Capital expenditures	0.7	(26.3)	(26.1)		−	(51.7)
Acquisition-related payments, net of cash acquired	−	−	(13.5)		−	(13.5)
Restricted cash	−	−	(3.1)		−	(3.1)
Net cash used in investing activities	0.7	(26.3)	(42.7)		−	(68.3)
Financing Activities
Deferred financing costs	(6.3)	−	−		−	(6.3)
Principal payments on borrowings	(11.3)	(0.5)	−		−	(11.8)
Return of capital to parent company	(37.0)	−	−		−	(37.0)
Intercompany receivables and payables	217.2	(220.4)	3.2		−	−
Intercompany loans	(23.9)	(9.5)	33.4		−	−
Capital contribution to a subsidiary	(0.7)	−	0.7		−	−
Net cash provided by financing activities	138.0	(230.4)	37.3		−	(55.1)
Effect of changes in exchange rates on cash and cash equivalents	−	−	0.7		−	0.7
Net decrease in cash and cash equivalents	(53.6)	2.3	(2.5)		−	(53.8)
Cash and cash equivalents, beginning of year	57.2	2.8	26.3		−	86.3
Cash and Cash Equivalents, End of Year	$3.6	$5.1	$23.8	$	−	$32.5

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Operating Activities
Net loss	$(109.7)	$87.0	$(17.1)		$(69.0)	$(108.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1.2	197.4	40.1		−	238.7
Amortization of debt discount and financing costs	8.3	−	−		−	8.3
Unrealized loss on interest rate swaps	2.5	−	−		−	2.5
Facility exit costs	−	5.6	0.6		−	6.2
Share-based compensation	11.0	−	−		−	11.0
Equity in (income) loss of subsidiaries	(69.0)	−	−		69.0	−
Deferred income taxes	0.3	8.2	(6.2)		−	2.3
Payment received for assumption of loyalty points program liability	−	4.7	−		−	4.7
Net change in assets and liabilities:
Restricted cash	3.4	(1.1)	(0.4)		−	1.9
Receivables	−	(6.1)	5.4		−	(0.7)
Receivables from related parties	0.1	1.0	(0.1)		−	1.0
Profit-sharing receivables from insurance carriers	−	0.5	0.6		−	1.1
Prepaid commissions	−	4.1	1.3		−	5.4
Other current assets	(0.5)	6.9	0.7		−	7.1
Contract rights and list fees	−	(3.5)	−		−	(3.5)
Other non-current assets	(1.6)	8.9	0.4		−	7.7
Accounts payable and accrued expenses	(11.0)	(8.9)	(16.4)		−	(36.3)
Payables to related parties	(5.8)	(0.7)	(1.9)		−	(8.4)
Deferred revenue	(0.1)	(18.2)	2.3		−	(16.0)
Income taxes receivable and payable	0.1	1.5	0.7		−	2.3
Other long-term liabilities	(10.1)	(0.3)	(10.0)		−	(20.4)
Other, net	0.6	(0.1)	0.4		−	0.9
Net cash provided by operating activities	(180.3)	286.9	0.4		−	107.0
Investing Activities
Capital expenditures	(1.8)	(40.1)	(15.0)		−	(56.9)
Acquisition-related payments, net of cash acquired	(31.8)	2.7	(4.3)		−	(33.4)
Cash acquired in Webloyalty acquisition	−	10.4	15.7		−	26.1
Restricted cash	−	−	3.2		−	3.2
Net cash used in investing activities	(33.6)	(27.0)	(0.4)		−	(61.0)
Financing Activities
Proceeds from issuance of term loan	250.0	−	−		−	250.0
Deferred financing costs	(5.8)	−	−		−	(5.8)
Principal payments on borrowings	(11.3)	(0.5)	−		−	(11.8)
Return of capital to parent company	(323.2)	−	−		−	(323.2)
Intercompany receivables and payables	250.8	(259.8)	9.0		−	−
Intercompany loans	(3.6)	−	3.6		−	−
Capital contribution	(6.0)	−	6.0		−	−
Receivables from and payables to parent company	15.4	−	−		−	15.4
Repurchase of employee equity award of a subsidiary	−	−	(3.5)		−	(3.5)
Distribution to non-controlling interest of a subsidiary	−	−	(1.1)		−	(1.1)
Net cash provided by financing activities	166.3	(260.3)	14.0		−	(80.0)
Effect of changes in exchange rates on cash and cash equivalents	−	−	(0.8)		−	(0.8)
Net decrease in cash and cash equivalents	(47.6)	(0.4)	13.2		−	(34.8)
Cash and cash equivalents, beginning of year	104.8	3.2	13.1		−	121.1
Cash and Cash Equivalents, End of Year	$57.2	$2.8	$26.3	$	−	$86.3