Form 10-Q
period 2014-06-30
Affinion Group, Inc.
filed 2014-07-31
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 30, 2014 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(In millions, except share amounts)

	June 30,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$41.0	$19.6
Restricted cash	40.4	36.6
Receivables (net of allowances for doubtful accounts of $8.9 and $11.8, respectively)	140.6	132.5
Profit-sharing receivables from insurance carriers	39.4	64.7
Prepaid commissions	38.0	37.5
Income taxes receivable	1.1	2.6
Other current assets	78.7	87.4
Total current assets	379.2	380.9
Property and equipment, net	140.7	140.4
Contract rights and list fees, net	17.8	19.1
Goodwill	607.3	606.3
Other intangibles, net	123.5	153.8
Receivables from related parties	23.3	21.5
Other non-current assets	70.0	62.5
Total assets	$1,361.8	$1,384.5

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$8.3	$11.7
Accounts payable and accrued expenses	390.3	391.2
Payables to related parties	42.0	40.1
Deferred revenue	94.1	105.4
Income taxes payable	3.2	4.3
Total current liabilities	537.9	552.7
Long-term debt	2,019.2	1,947.1
Deferred income taxes	81.0	74.5
Deferred revenue	10.0	10.4
Other long-term liabilities	36.3	36.8
Total liabilities	2,684.4	2,621.5
Commitments and contingencies

Deficit:
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	102.6	102.6
Accumulated deficit	(1,431.2)	(1,346.4)
Accumulated other comprehensive income	4.7	5.7
Total Affinion Group, Inc. deficit	(1,323.9)	(1,238.1)
Non-controlling interest in subsidiary	1.3	1.1
Total deficit	(1,322.6)	(1,237.0)
Total liabilities and deficit	$1,361.8	$1,384.5

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In millions)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net revenues	$303.8	$336.1	$625.2	$683.5
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	120.1	127.2	245.5	244.9
Operating costs	106.0	104.5	214.0	220.7
General and administrative	40.3	44.7	90.4	86.8
Facility exit costs	0.7	0.5	0.6	0.5
Depreciation and amortization	29.1	28.4	54.1	58.0
Total expenses	296.2	305.3	604.6	610.9
Income from operations	7.6	30.8	20.6	72.6
Interest income	0.3	0.2	0.5	0.3
Interest expense	(46.3)	(41.1)	(91.4)	(82.5)
Loss on extinguishment of debt	(6.0)	−−	(6.0)	−−
Other income, net	−−	−−	−−	0.1
Loss before income taxes and non-controlling interest	(44.4)	(10.1)	(76.3)	(9.5)
Income tax expense	(4.1)	(3.3)	(8.3)	(8.4)
Net loss	(48.5)	(13.4)	(84.6)	(17.9)
Less: net income attributable to non-controlling interest	(0.1)	(0.2)	(0.2)	(0.1)
Net loss attributable to Affinion Group, Inc.	$(48.6)	$(13.6)	$(84.8)	$(18.0)

Net loss	$(48.5)	$(13.4)	$(84.6)	$(17.9)
Currency translation adjustment, net of tax	(0.7)	(1.2)	(1.0)	(2.9)
Comprehensive loss	(49.2)	(14.6)	(85.6)	(20.8)
Less: comprehensive loss (income) attributable to non-controlling interest	(0.1)	(0.1)	(0.2)	0.1
Comprehensive loss attributable to Affinion Group, Inc.	$(49.3)	$(14.7)	$(85.8)	$(20.7)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2014	$102.6	$(1,346.4)	$5.7	$1.1	$(1,237.0)
Net income (loss)		(84.8)		0.2	(84.6)
Currency translation adjustment, net of tax			(1.0)		(1.0)
Balance, June 30, 2014	$102.6	$(1,431.2)	$4.7	$1.3	$(1,322.6)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2013	$102.6	$(1,256.8)	$6.5	$1.6	$(1,146.1)
Net income (loss)		(18.0)		0.1	(17.9)
Currency translation adjustment, net of tax			(2.7)	(0.2)	(2.9)
Balance, June 30, 2013	$102.6	$(1,274.8)	$3.8	$1.5	$(1,166.9)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(In millions)

	For the Six Months Ended
	June 30,	June 30,
	2014	2013
Operating Activities
Net loss	$(84.6)	$(17.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54.1	58.0
Amortization of debt discount and financing costs	5.5	5.1
Financing costs	5.5	−−
Loss on extinguishment of debt	6.0	−−
Facility exit costs	0.6	0.5
Share-based compensation	6.1	5.3
Deferred income taxes	5.4	4.8
Net change in assets and liabilities:
Restricted cash	(3.5)	(2.0)
Receivables	(7.4)	3.5
Profit-sharing receivables from insurance carriers	25.3	13.6
Prepaid commissions	(0.2)	5.6
Other current assets	8.9	3.1
Contract rights and list fees	1.1	1.5
Other non-current assets	(4.1)	1.4
Accounts payable and accrued expenses	(2.7)	16.3
Payables to related parties	(3.1)	(5.1)
Deferred revenue	(12.2)	(12.9)
Income taxes receivable and payable	0.4	(2.7)
Other long-term liabilities	(0.9)	(2.1)
Other, net	(0.6)	2.4
Net cash (used in) provided by operating activities	(0.4)	78.4
Investing Activities
Capital expenditures	(23.7)	(19.1)
Restricted cash	−−	(0.1)
Acquisition-related payments, net of cash acquired	−−	(0.9)
Net cash used in investing activities	(23.7)	(20.1)
Financing Activities
Repayments under revolving credit facility, net	(46.0)	−−
Proceeds from issuance of debt	425.0	−−
Financing costs	(18.9)	−−
Principal payments on borrowings	(311.9)	(5.9)
Receivables from and payables to parent company	(3.0)	−−
Net cash provided by (used in) financing activities	45.2	(5.9)
Effect of changes in exchange rates on cash and cash equivalents	0.3	(1.1)
Net increase in cash and cash equivalents	21.4	51.3
Cash and cash equivalents, beginning of period	19.6	32.5
Cash and cash equivalents, end of period	$41.0	$83.8
Supplemental Disclosure of Cash Flow Information:
Interest payments	$77.9	$74.7
Income tax payments, net of refunds	$2.3	$5.7
Non-cash investing and financing activities:
Accrued capital expenditures	$0.8	$0.1

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. In addition, the new guidance will also require significantly expanded disclosures about revenue recognition. Entities have the option of using either a full retrospective or modified retrospective approach. For public entities, the new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. The Company is in the process of performing an initial evaluation of the impact of the new guidance. Based on its preliminary assessment, the Company does not believe that adoption of the new guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The intangible assets are comprised principally of trade names ($5.1 million), which are being amortized on a straight-line basis over weighted-average useful lives of ten years, and member relationships ($3.7 million), which are being amortized on an accelerated basis over weighted-average useful lives of eight years. The goodwill, which is not expected to be deductible for income tax purposes, has been attributed to the International Products segment. In connection with the acquisition of Back-Up and Travel, the Company incurred $0.8 million of acquisition costs, of which $0.1 million was recognized during the six months ended June 30, 2013 and included in general and administrative expense in the consolidated statement of comprehensive income.

3. INTANGIBLE ASSETS

Intangible assets consisted of:

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$943.9	$(928.7)	$15.2
Affinity relationships	647.8	(564.0)	83.8
Proprietary databases and systems	60.1	(57.4)	2.7
Trademarks and tradenames	34.4	(17.9)	16.5
Patents and technology	47.8	(43.1)	4.7
Covenants not to compete	2.7	(2.1)	0.6
	$1,736.7	$(1,613.2)	$123.5

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$943.2	$(920.9)	$22.3
Affinity relationships	647.7	(544.1)	103.6
Proprietary databases and systems	60.1	(57.2)	2.9
Trademarks and tradenames	34.3	(16.5)	17.8
Patents and technology	47.9	(41.5)	6.4
Covenants not to compete	2.7	(1.9)	0.8
	$1,735.9	$(1,582.1)	$153.8

Foreign currency translation resulted in an increase in both intangible assets and accumulated amortization of $0.8 million from December 31, 2013 to June 30, 2014.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Member relationships	$3.5	$5.4	$7.2	$11.4
Affinity relationships	9.9	10.3	19.8	20.7
Proprietary databases and systems	0.1	0.3	0.2	0.6
Trademarks and tradenames	0.6	0.7	1.3	1.4
Patents and technology	0.8	1.2	1.6	2.9
Covenants not to compete	0.1	0.1	0.2	0.2
	$15.0	$18.0	$30.3	$37.2

Based on the Company’s amortizable intangible assets as of June 30, 2014, the Company expects the related amortization expense for fiscal year 2014 and the four succeeding fiscal years to be approximately $59.4 million in 2014, $40.9 million in 2015, $11.9 million in 2016, $7.7 million in 2017 and $7.1 million in 2018.

At January 1, 2014 and June 30, 2014, the Company had gross goodwill of $653.3 million and $654.3 million, respectively, and accumulated impairment losses of $47.0 million at both dates. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Loyalty Products segment related to the Apollo Transactions and the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned to the Membership Products segment related to the Prospectiv acquisition.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2013 and the six months ended June 30, 2014 are as follows:

	Balance at January 1, 2013	Acquisition	Currency Translation	Balance at December 31, 2013	Currency Translation	Balance at June 30, 2014
	(in millions
Membership products	$382.0	$—	$—	$382.0	$—	$382.0
Insurance and package products	58.3	—	—	58.3	—	58.3
Loyalty products	81.7	—	—	81.7	—	81.7
International products	85.3	(1.7)	0.7	84.3	1.0	85.3
Total	$607.3	$(1.7)	$0.7	$606.3	$1.0	$607.3

4. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Contract rights	$64.3	$(63.7)	$0.6	$62.4	$(61.7)	$0.7
List fees	49.8	(32.6)	17.2	48.3	(29.9)	18.4
	$114.1	$(96.3)	$17.8	$110.7	$(91.6)	$19.1

Amortization expense for the three and six months ended June 30, 2014 was $1.4 million and $2.9 million, respectively, of which $1.3 million and $2.7 million, respectively, is included in marketing expense and $0.1 million and $0.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income. Amortization expense for the three and six months ended June 30, 2013 was $1.6 million and $3.1 million, respectively, of which $1.5 million and $2.9 million, respectively, is included in marketing expense and $0.1 million and $0.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income. Based on the Company’s contract rights and list fees as of June 30, 2014, the Company expects the related amortization expense for fiscal year 2014 and the four succeeding fiscal years to be approximately $5.6 million in 2014, $4.6 million in 2015, $3.4 million in 2016, $2.2 million in 2017 and $1.8 million in 2018.

5. LONG-TERM DEBT

Long-term debt consisted of:

	June 30, 2014	December 31, 2013
	(in millions)
First lien term loan due 2018	$773.1	$	−−
Second lien term loan due 2018	425.0		−−
Term loan due 2016	−−		1,084.7
Revolving credit facility expiring in 2018	−−		−−
Revolving credit facility expiring in 2015	−−		46.0
7.875% senior notes due 2018, net of unamortized discount of $2.0 million and $2.2 million, respectively, with an effective interest rate of 8.31%	473.0		472.8
13.50% senior subordinated notes due 2018, net of unamortized discount of $7.4 million and $8.1 million, respectively, with an effective interest rate of 14.31%	352.6		351.9
11 1/2% senior subordinated notes due 2015, with an effective interest rate of 12.25%	2.6		2.6
Capital lease obligations	1.2		0.8
Total debt	2,027.5		1,958.8
Less: current portion of long-term debt	(8.3)		(11.7)
Long-term debt	$2,019.2		$1,947.1

On April 9, 2010, the Company, as Borrower, and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). On November 20, 2012, the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring the Company to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. On December 12, 2013, in connection with the refinancing of the Company’s 11 ½ % senior subordinated notes due 2015 (the “2006 senior subordinated notes”) and Affinion Holdings’ 11.625% senior notes due 2015 (the Affinion Holdings’ “2010 senior notes”), the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) provided permission for the consummation of the exchange offers for the Company’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes; (ii) removed the springing maturity provisions applicable to the term loan facility; (iii) modified the senior secured leverage ratio financial covenant in the Affinion Credit Facility; (iv) provided additional flexibility to make dividends to Affinion Holdings to be used by Affinion Holdings to make certain payments with respect to its indebtedness and to repay, repurchase or redeem subordinated indebtedness of Affinion; and (v) increased the interest rate margins by 0.25%, to 5.25% on LIBOR loans and 4.25% on base rate loans. The amendment became effective upon the satisfaction of the conditions precedent set forth therein, including the payment by Affinion of the consent fee equal to 0.25% of the sum of (i) the aggregate principal amount of all term loans and (ii) the revolving loan commitments in effect, in each case, held by each lender that entered into the amendment on the date of effectiveness of the amendment. On May 20, 2014, the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) extended the maturity to April 30, 2018 of $775.0 million in aggregate principal amount of existing senior secured term loans and existing senior secured revolving loans, which loans were designated as first lien term loans (the “First Lien Term Loans”), (ii) extended the maturity to October 31, 2018 of $377.9 million in aggregate principal amount of existing senior secured term loans on a second lien senior secured basis, which, together with additional borrowings obtained on the same terms, total $425.0 million (the “Second Lien Term Loan”), (iii) extended the maturity to January 29, 2018 of $80.0 million of the commitments (and related obligations) under the existing senior secured revolving credit facility on a first lien senior secured basis, (iv) reduced the commitments under the existing senior secured revolving credit facility by $85.0 million and (v) removed the existing financial covenant requiring the Company to maintain a minimum interest coverage ratio.  The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility matures in April 2018 and the Second Lien Term Loan facility matures in October 2018. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. The Affinion Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%. The weighted average interest rate on the term loan for the periods from April 1, 2014 through May 20, 2014 and from January 1, 2014 through May 20, 2014 was 6.75%  and for the three and six months ended June 30, 2013 was 6.5% per annum for both periods. The weighted average interest rate on the First Lien Term Loan and Second Lien Term Loan for the period from May 20, 2014 through June 30, 2014 was 6.75% and 8.50%, respectively. The weighted average interest rate on revolving credit facility borrowings for the three and six months ended June 30, 2014 was 7.1% for both periods and for the three and six months ended June 30, 2013 was 7.3% for both periods. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The Affinion Credit Facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The Affinion Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the Affinion Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The Affinion Credit Facility also requires the Company to comply with financial maintenance covenants with a maximum ratio of senior secured debt (as defined) to EBITDA (as defined) of 4.25:1.00.

In connection with the amendment to the Affinion Credit Facility, the Company incurred financing costs of $5.9 million, which have been included in general and administrative expenses for the three and six months ended June 30, 2014. In addition, the Company recognized a loss on extinguishment of debt of $6.0 million, which represented the write-off of unamortized debt discount and deferred financing costs.

As of June 30, 2014, there were no outstanding borrowings under the revolving credit facility. During the six months ended June 30, 2014, the Company had borrowings and repayments of $83.0 million and $129.0 million, respectively, under the revolving credit facility. During the six months ended June 30, 2013, the Company had borrowings and repayments of $30.0 million under the revolving credit facility. As of June 30, 2014, the Company had $65.2 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $14.8 million of letters of credit.

On December 12, 2013, the Company completed a private offer to exchange the Company’s 2006 senior subordinated notes for 13.50% senior subordinated notes due 2018 (“Investments senior subordinated notes”) issued by Affinion Investments, pursuant to which $360.0 million aggregate principal amount of Investments senior subordinated notes were issued in exchange for $352.9 million aggregate principal amount of 2006 senior subordinated notes. Under the terms of the exchange offer, for each $1,000 principal amount of 2006 senior subordinated notes tendered at or prior to the consent time, holders received $1,020 principal amount of Investments senior subordinated notes. For each $1,000 principal amount of 2006 senior subordinated notes tendered during the offer period but after the consent period, holders received $1,000 principal amount of Investments senior subordinated notes. The Investments senior subordinated notes bear interest at 13.50% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The Investments senior subordinated notes will mature on August 15, 2018. Affinion Investments may redeem some or all of the Investments senior subordinated notes at any time on or after December 12, 2016 at redemption prices (generally at a premium) set forth in the indenture governing the Investments senior subordinated notes. In addition, prior to December 12, 2016, up to 35% of the outstanding Investments senior subordinated notes are redeemable at the option of Affinion Investments, with the net proceeds raised by the Company or Affinion Holdings in one or more equity offerings, at 113.50% of their principal amount. In addition, prior to December 12, 2016, the Investments senior subordinated notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Investments senior subordinated notes redeemed plus a “make-whole” premium. The indenture governing the Investments senior subordinated notes contains negative covenants which restrict the ability of Affinion Investments, any future restricted subsidiaries of Affinion Investments and one of the Company’s other wholly-owned subsidiaries that guarantees the Investments senior subordinated notes to engage in certain transactions and also contains customary events of default. Affinion Investments’ obligations under the Investments senior subordinated notes are guaranteed on an unsecured senior subordinated basis by Affinion Investments II. Each of Affinion Investments and Affinion Investments II is an unrestricted subsidiary of the Company and guarantees the Company’s indebtedness under its senior secured credit facility but does not guarantee the Company’s other indebtedness. The Investments senior subordinated notes and guarantee thereof are unsecured senior subordinated obligations of Affinion Investments, as issuer, and  Affinion Investments II, as guarantor, and rank junior in right of payment to their respective guarantees of the Company’s senior secured credit facility.

On December 12, 2013, Affinion Investments exchanged with the Company all of the 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 13.50% senior subordinated notes due 2018 (Affinion’s “2013 senior subordinated notes”).

Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2013 senior subordinated notes will mature on August 15, 2018. The 2013 senior subordinated notes are redeemable at the Company’s option prior to maturity. The indenture governing the 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). The 2013 senior subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of  Affinion’s 2013 senior subordinated notes, the trustee for the Investments senior subordinated notes, and holders of at least 25% of the principal amount of the  Investments senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing the Investments senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments senior subordinated notes.

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

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The 2006 senior subordinated notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The 2006 senior subordinated notes mature on October 15, 2015. The Company may redeem some or all of the 2006 senior subordinated notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing the 2006 senior subordinated notes. The 2006 senior subordinated notes are unsecured obligations of the Company and rank junior in right of payment with the Company’s existing and future senior obligations and senior to the Company’s future subordinated indebtedness. At June 30, 2014, the 2006 senior subordinated notes were guaranteed by the same subsidiaries of the Company that guarantee the Affinion Credit Facility (other than Affinion Investments and Affinion Investments II) and Affinion’s 2010 senior notes as discussed in Note 12—Guarantor/Non-Guarantor Supplemental Financial Information. On December 12, 2013, $352.9 million aggregate principal amount of 2006 senior subordinated notes were exchanged for $360.0 million of Investments senior subordinated notes.

On September 13, 2006, the Company completed a registered exchange offer and exchanged all of the then-outstanding 2006 senior subordinated notes into a like principal amount of 2006 senior subordinated notes that have been registered under the Securities Act of 1933, as amended.

The amended Affinion Credit Facility, the 2010 senior notes and the 2013 senior subordinated notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Under the Affinion Credit Facility, the Company generally may pay dividends of up to approximately $13.8 million in the aggregate, provided that no default or event of default has occurred or is continuing, or would result from the dividend. Under the Affinion Credit Facility, payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow, or requires availability under specified baskets. The covenants in the Affinion Credit Facility also require compliance with a senior secured leverage ratio. During the six months ended June 30, 2014 and 2013, the Company did not pay any cash dividends to Affinion Holdings. The Company was in compliance with the covenants referred to above as of June 30, 2014. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of 2010 senior notes. Affinion Holdings used a portion of the proceeds of $320.3 million (net of issue discount), along with proceeds from a cash dividend from the Company in the amount of $115.3 million, to repay its senior unsecured term loan. A portion of the remaining proceeds from the offering of the 2010 senior notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The indenture governing Affinion Holdings’ 2010 senior notes contains restrictive covenants related primarily to the Company’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. During the years ended December 31, 2012 and 2011, the Company made dividend distributions to Affinion Holdings of $37.0 million and $323.2 million, respectively, to enable Affinion Holdings to service its debt. The Company did not make any dividend distributions to Affinion Holdings during the year ended December 31, 2013 or the six months ended June 30, 2014. The Company expects that, in the future, to the extent that it is permitted contractually and legally to pay cash dividends to Affinion Holdings, Affinion Holdings may require the Company to pay cash dividends to enable Affinion Holdings to service its net cash obligations under the loan facility. The Company and its subsidiaries do not guarantee Affinion Holdings’ 2010 senior notes.

On December 12, 2013, Affinion Holdings completed an offer to exchange Affinion Holdings’ 2010 senior notes for 13.75%/14.50% senior secured PIK/toggle notes due 2018 (Affinion Holdings’ “2013 senior notes”). Under the terms of the exchange offer, for each $1,000 principal amount of Affinion Holdings’ 2010 senior notes tendered at or prior to the consent time, holders received (i) $1,000 principal amount of Affinion Holdings’ 2013 senior notes, (ii) Series A warrants to purchase 46.1069 shares of Affinion Holdings’ Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of Affinion Holdings’ Class B common stock. For each $1,000 principal amount of Affinion Holdings’ 2010 senior notes tendered during the offer period but after the consent period, holders received (i) $950 principal amount of Affinion Holdings’ 2013 senior notes, (ii) Series A warrants to purchase 46.1069 shares of Affinion Holdings’ Class B common stock, and (iii) Series B warrants to purchase 239.8612 shares of Affinion Holdings’ Class B common stock. In connection with the exchange offer, $292.8 million aggregate principal amount of Affinion Holdings’ 2010 senior notes were exchanged for $292.8 million aggregate principal amount of Affinion Holdings’ 2013 senior notes. The Affinion Holdings’ 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At the Company’s option, it may elect to pay interest (i) in cash, (ii) by increasing the principal amount of the Affinion Holdings’ 2013 senior notes (“PIK Interest”), or (iii) 50% as cash and 50% as PIK Interest. PIK Interest accrues at 13.75% per annum plus 0.75%. The Affinion Holdings’ 2013 senior notes will mature on September 15, 2018. In June 2014, Affinion Holdings completed an offer to exchange Affinion Holdings’ 2013 senior notes for Affinion Holdings’ Series A warrants to purchase shares of Affinion Holdings’ Class B common stock.  In connection with the exchange offer, approximately $88.7 million aggregate principal amount of Affinion Holdings’ 2013 senior notes were exchanged for up to approximately 30.3 million Series A warrants to purchase shares of Affinion Holdings Class B common stock.

6. INCOME TAXES

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of June 30, 2014 and December 31, 2013, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of June 30, 2014 and December 31, 2013, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three and six months ended June 30, 2014 were (9.1)% and (10.8)%, respectively. The Company’s effective income tax rates for the three and six months ended June 30, 2013 were (32.4)% and (88.5)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2014 and 2013 is primarily a result of the increase in loss before income taxes and non-controlling interest of $10.1 million for the three months ended June 30, 2013 to $44.4 million for the three months ended June 30, 2014 and an increase in the income tax provision from $3.3 million for the three months ended June 30, 2013 to $4.1 million for the three months ended June 30, 2014. The difference in the effective tax rates for the six months ended June 30, 2014 and 2013 is primarily a result of the increase in loss before income taxes and non-controlling interest of $9.5 million for the six months ended June 30, 2013 to $76.3 million for the six months ended June 30, 2014 and a decrease in the income tax provision from $8.4 million for the six months ended June 30, 2013 to $8.3 million for the six months ended June 30, 2014. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million and $0.1 million of interest related to uncertain tax positions arising in the three and six months ended June 30, 2014, respectively. The Company recognized less than $0.1 million and $0.1 million of interest related to uncertain tax positions arising in the three and six months ended June 30, 2013, respectively. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the six months ended June 30, 2014 decreased by $5.6 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Federal, state and local jurisdictions are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. For significant foreign jurisdictions, tax years in Germany, France, Turkey, Switzerland and the United Kingdom remain open as prescribed by applicable statute. During 2013 and 2014, income tax waivers were executed in certain states that extend the period subject to examination beyond the period prescribed by statute. There are no significant changes anticipated in accordance with the extension of the income tax statutes in these jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

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

On May 12, 2014, remaining Defendants in the consolidated cases filed answers in which they denied the material allegations of the consolidated amended complaint and a related identical complaint.  On April 28, 2014, Plaintiffs filed a motion seeking interlocutory appellate review of portions of the court’s order of March 28, 2014.  Briefing on the motion was completed on June 5, 2014.  The Company does not know when the court will rule on that motion.

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

On August 27, 2010, another substantially similar class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violations. This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the defendants moved to dismiss the initial complaint, which plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the Court heard oral argument on plaintiff’s motion to strike the Company’s request for judicial notice of the plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the Court denied plaintiff’s motion to strike.  The Court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The Court has permitted the plaintiff until August 15, 2014 to amend his complaint and has allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014 concerning the issues addressed in its dismissal order. A further motion to dismiss briefing schedule will be set following the conclusion of this limited discovery.

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

On February 7, 2014 a class action lawsuit was filed against the Company and one of its clients in the United States District Court for the District of Massachusetts alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, money had and received, conversion, misrepresentation, violation of the Massachusetts Consumer Protection Act and equitable relief.  Claims are based on allegations that plaintiff was enrolled and billed for a package program without plaintiff’s proper consent and knowledge.  On April 4, 2014, the Company filed a motion to dismiss. A hearing on that motion was held on July 24, 2014.  The Company does not know when the court will rule on that motion.

On May 12, 2014, a class action lawsuit was filed against the Company and one of its clients in the United States District Court, Northern District of California – San Francisco Division. The complaint alleges plaintiff was unknowingly enrolled in and charged for an Identity Theft Protection program.  By agreement of the parties, the defendants have until August 8, 2014 to answer or otherwise respond to the complaint.  An initial case management conference with the court is scheduled for August 12, 2014.

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

Between December 2008 and February 2011, the Company and its subsidiaries, Trilegiant Corporation and Webloyalty.com, Inc. received inquiries from numerous state attorneys general relating to the legacy marketing practices in their membership business known as “online data pass” and “live-check marketing” and their compliance with consumer protection statutes. On October 10, 2013, the Company reached a settlement with the following 47 states and the District of Columbia: Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. Under the settlement, the Company admitted no wrong-doing with respect to such legacy marketing practices and agreed to refrain from engaging in such marketing practices, which the Company voluntarily eliminated in early 2010. In addition, it agreed to fund a $19.4 million restitution program covering eligible consumers in all 48 states participating in the settlement and reimburse the participating states for their investigatory costs in an amount of $13.5 million. The settlement, which was paid in October 2013, does not include any fine or penalty payments.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. The Company continues voluntary discussions with the Financial Conduct Authority in the United Kingdom (the “FCA”) and certain marketing partners to resolve a matter related to the historic sales practices of Affinion International Limited, one of our UK subsidiaries, pertaining to a benefit in one of its products. Resolution of this inquiry is likely to include restitution to relevant consumers where appropriate.

On April 18, 2014, Bank of America, N.A. (“Bank of America”) and FIA Card Services, N.A. (“FIA Card Services”) notified us that they have commenced an arbitration proceeding against Trilegiant and Affinion pursuant to the terms of the parties’ servicing agreements. In the arbitration proceeding, Bank of America asserted various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses and costs, including in particular customer refunds and reasonable attorneys’ fees that Bank of America incurred related to consent orders entered into by Bank of America with the Office of the Comptroller of the Currency on April 7, 2014 and with the Consumer Financial Protection Bureau on April 9, 2014. On May 16, 2014, Trilegiant commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements.  Bank of America has denied these claims.  On July 7, 2014, the parties agreed to stay one of the arbitrations initiated by Trilegiant and to dismiss the other arbitrations without prejudice, pending a mediation scheduled for the fall of 2014.  If the mediation is unsuccessful, an arbitration will be held that would include all unresolved claims asserted by each party in each of the three original arbitration proceedings.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of June 30, 2014, the Company provided guarantees for surety bonds totaling approximately $10.6 million and issued letters of credit totaling $17.4 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of June 30, 2014, there were 0.1 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of June 30, 2014, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.6 million shares of Affinion Holdings’ common stock. On March 28, 2014, the Company modified approximately 0.5 million of the outstanding options under the Webloyalty 2005 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. At June 30, 2014, the outstanding options had exercise prices ranging from $1.14 to $7.32. All of the outstanding options were vested as of June 30, 2014 and expire between March 2016 and April 2024.

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

Stock Options

During the three and six months ended June 30, 2014 and 2013, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and six months ended June 30, 2014, 1.4 million stock options were granted to employees from the 2007 Plan. During the three and six months ended June 30, 2013, 0.4 million stock options were granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and six months ended June 30, 2014, 0.1 million stock options were granted to members of the Board of Directors. During the three and six months ended June 30, 2013, there were no stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.

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

	2014 Grants	2013 Grants
Expected volatility	85%	50%
Expected life (in years)	6.25	6.25
Risk-free interest rate	2.04%	1.15%
Expected dividends	—	—

A summary of option activity for the six months ended June 30, 2014 is presented below (number of options in thousands):

	2005 Plan – Grants to Employees- Tranche A	2005 Plan – Grants to Employees- Tranche B	2005 Plan – Grants to Employees- Tranche C	Grants to Board of Directors	2007 Plan – Grants to Employees
Outstanding options at January 1, 2014	1,346	662	662	352	3,294
Granted	−−	—	—	75	1,430
Exercised	—	—	—	—	—
Forfeited or expired	(26)	(15)	(15)	—	(256)
Outstanding options at June 30, 2014	1,320	647	647	427	4,468
Vested or expected to vest at June 30, 2014	1,320	647	647	427	4,468
Exercisable options at June 30, 2014	1,320	603	603	427	2,292
Weighted average remaining contractual term (in years)	7.5	7.6	7.6	6.6	8.9
Weighted average grant date fair value per option granted in 2014	$—	$—	$—	$0.83	$0.83
Weighted average exercise price of exercisable options at June 30, 2014	$1.25	$1.21	$1.21	$2.88	$3.44
Weighted average exercise price of outstanding options at June 30, 2014	$1.25	$1.21	$1.21	$2.88	$2.54

Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2014 totaled $0.6 million and $4.6 million, respectively. The stock-based compensation expense recognized during the six months ended June 30, 2014 included $3.4 million of stock-based compensation expense recognized during the three months ended March 31, 2014 related to the modification of certain stock options held by approximately 200 employees. Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2013 totaled $0.8 million and $1.9 million, respectively. As of June 30, 2014, there was $3.7 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.0 years.

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

A summary of restricted stock unit activity for the six months ended June 30, 2014 is presented below (number of restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding restricted unvested awards at January 1, 2014	424	$8.16
Granted	—
Vested	(280)	8.16
Forfeited	(40)	8.16
Outstanding restricted unvested awards at June 30, 2014	104	$8.16
Weighted average remaining contractual term (in years)	0.5

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for both the three and six months ended June 30, 2014 was $1.0 million. Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and six months ended June 30, 2013 was $1.9 million and $3.3 million, respectively. As of June 30, 2014, there was $0.2 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.2 years.

Performance Incentive Awards

On April 1, 2014, the Compensation Committee of the Board approved the terms of the Affinion Group Holdings, Inc. 2014 Performance Incentive Award Program (the “Performance Program”), an equity and cash incentive award program intended to foster retention of key employees of the Company. The awards to key employees consist of performance incentive units (“PIUs”) and a cash incentive award (“CIA”) and the aggregate cash value of awarded PIUs and CIA comprise the Award Value. The number of PIUs awarded to a participant, which will be awarded from the 2007 Plan, will be equal to the quotient of (i) 50% of the Award Value divided by (ii) the fair market value per share of common stock as of the grant date, which was determined to be $1.14. The amount of the CIA granted to a participant is equal to 50% of the Award Value. Each of the two components of an award is subject to adjustment based on the achievement of performance goals. The awards are subject to certain performance and time-based vesting factors. The maximum number of PIUs and the maximum amount of the CIA into which a participant will be eligible to vest will be determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year. A participant’s maximum amount of PIUs and the maximum amount of a participant’s CIA will vest in three substantially equal installments on March 15, 2015, 2016 and 2017, subject to that participant’s continued service with the Company on each applicable vesting date. Each PIU that vests on a vesting date will be settled for a share of common stock and for the portion of the CIA that vests on a vesting date the Company will pay the participant an amount equal to the vested portion of the CIA. The aggregate award value granted to participants under the Performance Program was approximately $9.6 million, subject to adjustment as described above. As of June 30, 2014, the outstanding aggregate award value granted to participants under the Performance Program was approximately $9.4 million, net of forfeitures of approximately $0.2 million. During the three and six months ended June 30, 2014, stock-based compensation expense of $0.4 million was recognized. As of June 30, 2014, there was $9.0 million of unrecognized compensation cost related to the Performance Program, which will be recognized over a weighted average period of approximately 1.3 years.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo. Therefore, for the three and six months ended June 30, 2014 and 2013, only Realogy remains a related party.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. In connection with the December 2013 refinancing of Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, Apollo and the Company further amended the consulting agreement, pursuant to which Apollo will not be paid any fees due under the consulting agreement until such time as none of Affinion Holdings’ 2013 senior notes remain outstanding. The amounts expensed related to this consulting agreement were $0.6 million for each of the three month periods ended June 30, 2014 and 2013 and $1.3 million for each of the six month periods ended June 30, 2014 and 2013, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2006, affiliates of Apollo acquired one of the Company’s vendors, SOURCEHOV, LLC (formerly SOURCECORP Incorporated), that provides document and information services to the Company. The fees incurred for these services were $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2013, which is included in cost of revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. As a result of the sale in 2013 of SOURCEHOV, LLC by the affiliates of Apollo, SOURCEHOV, LLC was not a related party during the three and six months ended June 30, 2014.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. The Company provides support services to Alclear and recognized revenue of $0.2 million and $0.3 million, respectively, for the three months ended June 30, 2014 and 2013 and $0.3 million and $0.6 million, respectively, for the six months ended June 30, 2014 and 2013.

On May 8, 2013, in connection with his resignation as Chief Executive Officer of Global Retail Services and Co-President of Affinion, Mr. Richard J. Fernandes entered into a consulting agreement with Trilegiant Corporation, a wholly owned subsidiary of the Company, effective May 13, 2013, pursuant to which he would continue working with the Company until the one-year anniversary of such resignation. The contract was subsequently amended to extend the term on a month-to-month basis and the contract may be terminated by either party upon thirty days written notice.  Mr. Fernandes provides certain consulting services to the Company on a part-time basis and receives a fee of $7,500 per month, subject to increase depending on the level of consulting services provided. The agreement also provides for reimbursement of Mr. Fernandes’ out-of-pocket business and travel expenses and for his healthcare insurance costs during the contract period.

10. FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2014:

	2014	2015	2016	2017	2018	2019 and Thereafter	Total	Fair Value At June 30, 2014
	(in millions)
Fixed rate debt	$0.3	$3.1	$0.3	$—	$835.0	$—	$838.7	$809.2
Average interest rate	10.30%	10.30%	10.30%	10.30%	9.73%
Variable rate debt	$3.9	$7.8	$7.7	$7.8	$1,170.9	$—	$1,198.1	$1,206.1
Average interest rate(a)	7.37%	7.37%	7.38%	7.38%	7.78%

(a)	Average interest rate is based on rates in effect at June 30, 2014.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At June 30, 2014, the Company had in place contracts to sell EUR 26.6 million and receive $36.2 million and to sell GBP 13.9 million and receive $23.7 million.

During the three and six months ended June 30, 2014, the Company recognized a realized loss on the forward contracts of $0.4 million and $0.7 million, respectively, and during the three and six months ended June 30, 2013, the Company recognized a realized loss on the forward contracts of $1.1 million and a realized gain on the forward contracts of $1.5 million, respectively. As of June 30, 2014, the Company had a de minimis unrealized loss on the foreign currency forward contracts.

Credit Risk and Exposure

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers, prepaid commissions and interest rate swaps. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2014 and December 31, 2013, approximately $18.2 million and $36.2 million, respectively, of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and the Company maintains an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at June 30, 2014 and December 31, 2013 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at June 30, 2014 and December 31, 2013 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At June 30, 2014 and December 31, 2013, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

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

Net Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Affinion North America
Membership Products	$113.4	$137.3	$229.5	$281.0
Insurance and Package Products	57.3	72.2	128.2	148.8
Loyalty Products	42.8	43.7	84.2	86.4
Eliminations	(0.5)	(0.6)	(1.0)	(1.1)
Total North America	213.0	252.6	440.9	515.1
Affinion International
International Products	90.8	83.5	184.3	168.4
	$303.8	$336.1	$625.2	$683.5

Segment EBITDA

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Affinion North America
Membership Products	$18.2	$34.4	$32.5	$58.1
Insurance and Package Products	6.7	6.1	28.0	35.3
Loyalty Products	17.1	19.2	32.1	35.9
Total North America	42.0	59.7	92.6	129.3
Affinion International
International Products	3.0	3.0	(4.0)	8.8
Total products	45.0	62.7	88.6	138.1
Corporate	(8.3)	(3.5)	(13.9)	(7.5)
	$36.7	$59.2	$74.7	$130.6

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions)
Segment EBITDA	$36.7	$59.2	$74.7	$130.6
Depreciation and amortization	(29.1)	(28.4)	(54.1)	(58.0)
Income from operations	$7.6	$30.8	$20.6	$72.6

12. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, and the related condensed consolidating statements of operations for the three and six month periods ended June 30, 2014 and 2013 and the related condensed consolidating statements of cash flows for the six month periods ended June 30, 2014 and 2013 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries (the Company’s subsidiaries that guarantee the 2010 senior notes) on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan.

The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2014

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15.0	$2.2	$23.8		$—	$41.0
Restricted cash	1.6	18.3	20.5		—	40.4
Receivables, net	2.1	83.1	55.4		—	140.6
Profit-sharing receivables from insurance carriers	—	39.4	—		—	39.4
Prepaid commissions	—	30.6	7.4		—	38.0
Income taxes receivable	—	0.4	0.7		—	1.1
Intercompany interest receivable	1.3	—	18.2		(19.5)	—
Other current assets	9.3	22.5	46.9		—	78.7
Total current assets	29.3	196.5	172.9		(19.5)	379.2
Property and equipment, net	4.5	89.7	46.5		—	140.7
Contract rights and list fees, net	—	17.8	—		—	17.8
Goodwill	—	522.1	85.2		—	607.3
Other intangibles, net	—	91.5	32.0		—	123.5
Receivables from related parties	23.3	—	—		—	23.3
Investment in subsidiaries	2,353.7	52.1	63.9		(2,469.7)	—
Investment in intercompany notes	—	—	360.0		(360.0)	—
Intercompany loans receivable	161.2	22.6	—		(183.8)	—
Intercompany receivables	—	1,787.0	—	—	(1,787.0)	—
Other non-current assets	27.7	24.7	17.6		—	70.0
Total assets	$2,599.7	$2,804.0	$778.1		$(4,820.0)	$1,361.8
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$7.7	$0.6	$—		$—	$8.3
Accounts payable and accrued expenses	75.5	144.3	170.5		—	390.3
Payables to related parties	42.0	—	—		—	42.0
Intercompany interest payable	18.2	—	1.3		(19.5)	—
Deferred revenue	—	63.8	30.3		—	94.1
Income taxes payable	0.7	0.1	2.4		—	3.2
Total current liabilities	144.1	208.8	204.5		(19.5)	537.9
Long-term debt	1,665.9	0.6	352.7		—	2,019.2
Deferred income taxes	—	78.2	2.8		—	81.0
Deferred revenue	—	4.3	5.7		—	10.0
Intercompany loan payable	—	—	183.8		(183.8)	—
Intercompany notes payable	360.0	—	—		(360.0)	—
Intercompany payables	1,750.1	—	36.9		(1,787.0)	—
Other long-term liabilities	3.5	27.6	5.2		—	36.3
Total liabilities	3,923.6	319.5	791.6		(2,350.3)	2,684.4
Affinion Group, Inc. deficit	(1,323.9)	2,484.5	(14.8)		(2,469.7)	(1,323.9)
Non-controlling interest in subsidiary	—	—	1.3		—	1.3
Total deficit	(1,323.9)	2,484.5	(13.5)		(2,469.7)	(1,322.6)
Total liabilities and deficit	$2,599.7	$2,804.0	$778.1		$(4,820.0)	$1,361.8

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.7	$2.9	$15.0	$—	$19.6
Restricted cash	1.6	18.9	16.1	—	36.6
Receivables, net	2.9	76.6	53.0	—	132.5
Profit-sharing receivables from insurance carriers	—	64.7	—	—	64.7
Prepaid commissions	—	29.8	7.7	—	37.5
Income taxes receivable	—	0.6	2.0	—	2.6
Intercompany interest receivable	0.7	—	2.5	(3.2)	—
Other current assets	8.2	36.0	43.2	—	87.4
Total current assets	15.1	229.5	139.5	(3.2)	380.9
Property and equipment, net	9.2	90.5	40.7	—	140.4
Contract rights and list fees, net	—	19.1	—	—	19.1
Goodwill	—	522.0	84.3	—	606.3
Other intangibles, net	—	115.1	38.7	—	153.8
Receivable from related parties	21.5	—	—	—	21.5
Investment in subsidiaries	2,312.9	52.1	63.9	(2,428.9)	—
Investment in intercompany notes	—	—	360.0	(360.0)	—
Intercompany loan receivable	141.1	22.8	—	(163.9)	—
Intercompany receivables	—	1,670.7	—	(1,670.7)	—
Other non-current assets	25.5	19.9	17.1	—	62.5
Total assets	$2,525.3	$2,741.7	$744.2	$(4,626.7)	$1,384.5
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$11.3	$0.4	$—	$—	$11.7
Accounts payable and accrued expenses	97.9	164.8	128.5	—	391.2
Payables to related parties	40.0	0.1	—	—	40.1
Intercompany interest payable	2.5	—	0.7	(3.2)	—
Deferred revenue	—	71.5	33.9	—	105.4
Income taxes payable	1.0	0.1	3.2	—	4.3
Total current liabilities	152.7	236.9	166.3	(3.2)	552.7
Long-term debt	1,594.9	0.3	351.9	—	1,947.1
Deferred income taxes	—	71.0	3.5	—	74.5
Deferred revenue	—	5.2	5.2	—	10.4
Intercompany notes payable	360.0	—	—	(360.0)	—
Intercompany loans payable	—	—	163.9	(163.9)	—
Intercompany payables	1,652.6	—	18.1	(1,670.7)	—
Other long-term liabilities	3.2	30.1	3.5	—	36.8
Total liabilities	3,763.4	343.5	712.4	(2,197.8)	2,621.5
Affinion Group, Inc. deficit	(1,238.1)	2,398.2	30.7	(2,428.9)	(1,238.1)
Non-controlling interest in subsidiary	—	—	1.1	—	1.1
Total deficit	(1,238.1)	2,398.2	31.8	(2,428.9)	(1,237.0)
Total liabilities and deficit	$2,525.3	$2,741.7	$744.2	$(4,626.7)	$1,384.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
Net revenues	$—	$213.0	$90.8		$—	$303.8
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	79.5	40.6		—	120.1
Operating costs	—	57.2	48.8		—	106.0
General and administrative	12.7	18.9	8.7		—	40.3
Facility exit costs	—	0.7	—		—	0.7
Depreciation and amortization	0.3	18.9	9.9		—	29.1
Total expenses	13.0	175.2	108.0		—	296.2
Income (loss) from operations	(13.0)	37.8	(17.2)		—	7.6
Interest income	0.1	0.1	0.1		—	0.3
Interest expense	(33.0)	(0.1)	(13.2)		—	(46.3)
Interest income (expense)−−intercompany	(11.9)	—	11.9		—	—
Loss on extinguishment of debt	(6.0)	—	—	—	—	(6.0)
Income (loss) before income taxes and non-controlling interest	(63.8)	37.8	(18.4)		—	(44.4)
Income tax expense	(0.4)	(3.2)	(0.5)		—	(4.1)
	(64.2)	34.6	(18.9)		—	(48.5)
Equity in income (loss) of subsidiaries	15.6	2.8	—		(18.4)	—
Net income (loss)	(48.6)	37.4	(18.9)		(18.4)	(48.5)
Less: net income attributable to non-controlling interest	—	—	(0.1)		—	(0.1)
Net income (loss) attributable to Affinion Group, Inc.	$(48.6)	$37.4	$(19.0)		$(18.4)	$(48.6)

Net income (loss)	$(48.6)	$37.4	$(18.9)		$(18.4)	$(48.5)
Currency translation adjustment, net of tax	—	—	(0.7)		—	(0.7)
Comprehensive income (loss)	(48.6)	37.4	(19.6)		(18.4)	(49.2)
Less: Comprehensive income attributable to non-controlling interest	—	—	(0.1)		—	(0.1)

Comprehensive income (loss) attributable to Affinion Group, Inc.	$(48.6)	$37.4	$(19.7)		$(18.4)	$(49.3)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$440.7	$184.5	$—	$625.2
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	161.9	83.6	—	245.5
Operating costs	—	117.5	96.5	—	214.0
General and administrative	23.1	38.7	28.6	—	90.4
Facility exit costs	—	0.6	—	—	0.6
Depreciation and amortization	0.6	37.8	15.7	—	54.1
Total expenses	23.7	356.5	224.4	—	604.6
Income (loss) from operations	(23.7)	84.2	(39.9)	—	20.6
Interest income	0.3	0.1	0.1	—	0.5
Interest expense	(64.8)	(0.5)	(26.1)	—	(91.4)
Interest income (expense)—intercompany	(23.6)	—	23.6	—	—
Loss on extinguishment of debt	(6.0)	—	—	—	(6.0)
Income (loss) before income taxes and non-controlling interest	(117.8)	83.8	(42.3)	—	(76.3)
Income tax expense	(0.8)	(6.6)	(0.9)	—	(8.3)
	(118.6)	77.2	(43.2)	—	(84.6)
Equity in income (loss) of subsidiaries	33.8	7.9	—	(41.7)	—
Net income (loss)	(84.8)	85.1	(43.2)	(41.7)	(84.6)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Affinion Group, Inc.	$(84.8)	$85.1	$(43.4)	$(41.7)	$(84.8)

Net income (loss)	$(84.8)	$85.1	$(43.2)	$(41.7)	$(84.6)
Currency translation adjustment, net of tax	—	—	(1.0)	—	(1.0)
Comprehensive income (loss)	(84.8)	85.1	(44.2)	(41.7)	(85.6)
Less: Comprehensive income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)

Comprehensive income (loss) attributable to Affinion Group, Inc.	$(84.8)	$85.1	$(44.4)	$(41.7)	$(85.8)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$252.6	$83.5	$—	$336.1
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	90.4	36.8	—	127.2
Operating costs	—	61.6	42.9	—	104.5
General and administrative	(1.3)	35.7	10.3	—	44.7
Facility exit costs	—	0.5	—	—	0.5
Depreciation and amortization	0.3	21.7	6.4	—	28.4
Total expenses	(1.0)	209.9	96.4	—	305.3
Income (loss) from operations	1.0	42.7	(12.9)	—	30.8
Interest income	—	0.1	0.1	—	0.2
Interest expense	(40.6)	(0.2)	(0.3)	—	(41.1)
Interest income (expense)—intercompany	0.3	—	(0.3)	—	—
Income (loss) before income taxes and non-controlling interest	(39.3)	42.6	(13.4)	—	(10.1)
Income tax expense	(0.4)	(2.8)	(0.1)	—	(3.3)
	(39.7)	39.8	(13.5)	—	(13.4)
Equity in income (loss) of subsidiaries	26.1	—	—	(26.1)	—
Net income (loss)	(13.6)	39.8	(13.5)	(26.1)	(13.4)
Plus: net loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Affinion Group, Inc.	$(13.6)	$39.8	$(13.7)	$(26.1)	$(13.6)

Net income (loss)	$(13.6)	$39.8	$(13.5)	$(26.1)	$(13.4)
Currency translation adjustment, net of tax	—	—	(1.2)	—	(1.2)
Comprehensive income loss	(13.6)	39.8	(14.7)	(26.1)	(14.6)
Plus: Comprehensive loss attributable to non-controlling interest	—	—	(0.1)	—	(0.1)

Comprehensive income (loss) attributable to Affinion Group, Inc.	$(13.6)	$39.8	$(14.8)	$(26.1)	$(14.7)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$515.1	$168.4	$—	$683.5
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	175.8	69.1	—	244.9
Operating costs	—	130.4	90.3	—	220.7
General and administrative	12.1	53.7	21.0	—	86.8
Facility exit costs	—	0.5	—	—	0.5
Depreciation and amortization	0.6	44.3	13.1	—	58.0
Total expenses	12.7	404.7	193.5	—	610.9
Income (loss) from operations	(12.7)	110.4	(25.1)	—	72.6
Interest income	—	0.2	0.1	—	0.3
Interest expense	(81.0)	(0.7)	(0.8)	—	(82.5)
Interest income (expense)—intercompany	0.5	—	(0.5)	—	—
Other income, net	—	0.1	—	—	0.1
Income (loss) before income taxes and non-controlling interest	(93.2)	110.0	(26.3)	—	(9.5)
Income tax expense	(0.7)	(6.2)	(1.5)	—	(8.4)
	(93.9)	103.8	(27.8)	—	(17.9)
Equity in income (loss) of subsidiaries	75.9	—	—	(75.9)	—
Net income (loss)	(18.0)	103.8	(27.8)	(75.9)	(17.9)
Plus: net loss attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Affinion Group, Inc.	$(18.0)	$103.8	$(27.9)	$(75.9)	$(18.0)

Net income (loss)	$(18.0)	$103.8	$(27.8)	$(75.9)	$(17.9)
Currency translation adjustment, net of tax	—	—	(2.9)	—	(2.9)
Comprehensive income loss	(18.0)	103.8	(30.7)	(75.9)	(20.8)
Plus: Comprehensive loss attributable to non-controlling interest	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Affinion Group, Inc.	$(18.0)	$103.8	$(30.6)	$(75.9)	$(20.7)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Operating Activities
Net loss	$(84.8)	$85.1	$(43.2)	$(41.7)		$(84.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.6	37.8	15.7	—		54.1
Amortization of debt discount and financing costs	4.6	—	0.9	—		5.5
Financing costs	5.5	—	—	—		5.5
Loss on extinguishment of debt	6.0	—	—	—		6.0
Facility exit costs	—	0.6	—	—		0.6
Share-based compensation	6.1	—	—	—		6.1
Equity in income (loss) of subsidiaries	(33.8)	(7.9)	—	41.7		—
Deferred income taxes	0.2	6.1	(0.9)	—		5.4
Net change in assets and liabilities:
Restricted cash	—	0.6	(4.1)	—		(3.5)
Receivables	0.7	(6.5)	(1.6)	—		(7.4)
Receivables from related parties	15.1	—	(15.1)	—		—
Profit-sharing receivables from insurance carriers	—	25.3	—	—		25.3
Prepaid commissions	—	(0.8)	0.6	—		(0.2)
Other current assets	(0.9)	13.3	(3.5)	—		8.9
Contract rights and list fees	—	1.1	—	—		1.1
Other non-current assets	(0.1)	(3.6)	(0.4)	—		(4.1)
Accounts payable and accrued expenses	(21.9)	(18.8)	38.0	—		(2.7)
Payables to related parties	(3.1)	—	—	—		(3.1)
Deferred revenue	—	(8.5)	(3.7)	—		(12.2)
Income taxes receivable and payable	(0.4)	0.3	0.5	—		0.4
Other long-term liabilities	0.5	(3.2)	1.8	—		(0.9)
Other, net	(0.2)	0.2	(0.6)	—		(0.6)
Net cash provided by (used in) operating activities	(105.9)	121.1	(15.6)	—		(0.4)
Investing Activities
Capital expenditures	4.1	(14.2)	(13.6)	—		(23.7)
Intercompany receivables and payables	—	(107.3)	—	107.3		—
Net cash used in investing activities	4.1	(121.5)	(13.6)	107.3		(23.7)
Financing Activities
Repayments under revolving credit facility	(46.0)	—	—	—		(46.0)
Proceeds from issuance of debt	425.0	—	—	—		425.0
Financing costs	(18.9)	—	—	—		(18.9)
Principal payments on borrowings	(311.6)	(0.3)	—	—		(311.9)
Intercompany loan	(19.6)	—	19.6	—		—
Intercompany dividend	0.7	—	(0.7)	—		—
Receivables from and payables to parent company	(3.0)	—	—	—		(3.0)
Intercompany receivables and payables	88.5	—	18.8	(107.3)	—	—
Net cash provided by (used in) financing activities	115.1	(0.3)	37.7	(107.3)		45.2
Effect of changes in exchange rates on cash and cash equivalents	—	—	0.3	—		0.3
Net increase (decrease) in cash and cash equivalents	13.3	(0.7)	8.8	—		21.4
Cash and cash equivalents, beginning of period	1.7	2.9	15.0	—		19.6
Cash and cash equivalents, end of period	$15.0	$2.2	$23.8	$—		$41.0

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In millions)

	Affinion Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(18.0)	$103.8	$(27.8)	$(75.9)	$(17.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.6	44.3	13.1	—	58.0
Amortization of debt discount and financing costs	5.1	—	—	—	5.1
Facility exit costs	—	0.5	—	—	0.5
Share-based compensation	5.3	—	—	—	5.3
Equity in income (loss) of subsidiaries	(75.9)	—	—	75.9	—
Deferred income taxes	0.3	5.7	(1.2)	—	4.8
Net change in assets and liabilities:
Restricted cash	(1.7)	(0.4)	0.1	—	(2.0)
Receivables	0.7	(3.0)	5.8	—	3.5
Receivables from related parties	0.9	—	(0.9)	—	—
Profit-sharing receivables from insurance carriers	—	13.8	(0.2)	—	13.6
Prepaid commissions	—	6.3	(0.7)	—	5.6
Other current assets	(0.2)	10.8	(7.5)	—	3.1
Contract rights and list fees	—	1.5	—	—	1.5
Other non-current assets	0.3	0.7	0.4	—	1.4
Accounts payable and accrued expenses	1.3	12.8	2.2	—	16.3
Payables to related parties	(5.1)	—	—	—	(5.1)
Deferred revenue	—	(12.4)	(0.5)	—	(12.9)
Income taxes receivable and payable	(0.2)	0.2	(2.7)	—	(2.7)
Other long-term liabilities	(0.2)	(1.7)	(0.2)	—	(2.1)
Other, net	1.4	0.3	0.7	—	2.4
Net cash provided by (used in) operating activities	(85.4)	183.2	(19.4)	—	78.4
Investing Activities
Capital expenditures	(2.3)	(9.0)	(7.8)	—	(19.1)
Restricted cash	—	—	(0.1)	—	(0.1)
Acquisition-related payment, net of cash acquired	—	—	(0.9)	—	(0.9)
Net cash used in investing activities	(2.3)	(9.0)	(8.8)	—	(20.1)
Financing Activities
Principal payments on borrowings	(5.6)	(0.3)	—	—	(5.9)
Intercompany loan	(37.0)	—	37.0	—	—
Intercompany receivables and payables	185.5	(175.2)	(10.3)	—	—
Capital contribution to a subsidiary	(2.3)	—	2.3	—	—
Net cash provided by (used in) financing activities	140.6	(175.5)	29.0	—	(5.9)
Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.1)	—	(1.1)
Net increase (decrease) in cash and cash equivalents	52.9	(1.3)	(0.3)	—	51.3
Cash and cash equivalents, beginning of period	3.6	5.1	23.8	—	32.5
Cash and cash equivalents, end of period	$56.5	$3.8	$23.5	$—	$83.8

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

—

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2014 and 2013. This analysis is presented on both a consolidated basis and on an operating segment basis.

—

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2014 and 2013 and our financial condition as of June 30, 2014, as well as a discussion of our liquidity and capital resources.

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend was incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the six months ended June 30, 2014 and the year ended December 31, 2013, in excess of 95% of our new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

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

We serve as an agent and third-party administrator on behalf of a variety of underwriters for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. We earn revenue in the form of commissions collected on behalf of the insurance carriers and historically have participated in profit-sharing relationships with the carriers that underwrite the insurance policies that we market, where profit is measured by the excess amount of premium remitted to the carrier less the cost for claim activities and any related expenses. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying unaudited condensed consolidated balance sheets and any changes in estimated profit sharing in connection with the actual claims activities are periodically recorded as an adjustment to net revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Global Average Subscribers, excluding Basic Insureds	39,571	40,962	39,884	41,770
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds(1)	$25.98	$28.62	$26.74	$28.67
Global Membership Subscribers
Average Global Retail Subscribers(2)	7,633	9,108	7,770	9,352
Annualized Net Revenue Per Global Average Subscriber(1)	$86.37	$81.01	$85.71	$79.93
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale(2)	28,164	27,888	28,318	28,418
Annualized Net Revenue Per Global Average Package and Wholesale Subscriber(1)	$6.49	$7.28	$6.63	$7.36
Global Insureds
Average Supplemental Insureds(2)	3,774	3,966	3,796	4,000
Annualized Net Revenue Per Supplemental Insured(1)	$49.34	$58.41	$56.04	$60.14
Global Average Subscribers, including Basic Insureds	59,730	62,077	60,143	62,932

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table summarizes our consolidated results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase (Decrease)
Net revenues	$303.8	$336.1	$(32.3)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	120.1	127.2	(7.1)
Operating costs	106.0	104.5	1.5
General and administrative	40.3	44.7	(4.4)
Facility exit costs	0.7	0.5	0.2
Depreciation and amortization	29.1	28.4	0.7
Total expenses	296.2	305.3	(9.1)
Income from operations	7.6	30.8	(23.2)
Interest income	0.3	0.2	0.1
Interest expense	(46.3)	(41.1)	(5.2)
Loss on extinguishment of debt	(6.0)	—	(6.0)
Other income, net	—	—	—
Loss before income taxes and non-controlling interest	(44.4)	(10.1)	(34.3)
Income tax expense	(4.1)	(3.3)	(0.8)
Net loss	(48.5)	(13.4)	(35.1)
Less: net income attributable to non-controlling interest	(0.1)	(0.2)	0.1
Net loss attributable to Affinion Group, Inc.	$(48.6)	$(13.6)	$(35.0)

Summary of Operating Results for the Three Months Ended June 30, 2014

The following is a summary of changes affecting our operating results for the three months ended June 30, 2014.

Net revenues decreased $32.3 million, or 9.6%, for the three months ended June 30, 2014 as compared to the same period of the prior year. Net revenues in our North American units decreased $39.6 million primarily from lower retail revenues from a decline in retail member volumes in our Membership business and lower revenue in our Insurance and Package business primarily from a higher cost of insurance and lower Package members. International net revenues increased by $7.3 million primarily from higher retail membership revenue associated with increased members.

         Segment EBITDA decreased $22.5 million as the impact of the lower net revenues was partially offset by lower marketing and commissions and lower general and administrative costs.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Net Revenues. During the three months ended June 30, 2014 we reported net revenues of $303.8 million, a decrease of $32.3 million, or 9.6%, as compared to net revenues of $336.1 million in the comparable period of 2013.  Net revenues of our Membership Products decreased $23.9 million primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches. Insurance and Package Products revenues decreased $14.9 million primarily due to a higher cost of insurance from higher claims experience. While there are likely several factors at play, we believe this is largely due to an acceleration of claims into this period in connection with the conversion to our new primary carrier. This claims activity appears to be due to the unanticipated velocity at which our legacy carrier has processed claims as they exit our relationship. Package revenue declined primarily due to the impact of lower average Package members. Loyalty Products net revenues decreased $0.9 million primarily due to the slower ramp-up of new client programs. International Products net revenues increased $7.3 million primarily from higher retail membership revenue associated with increased members and a favorable foreign exchange impact of $3.8 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $7.1 million, or 5.6%, to $120.1 million for the three months ended June 30, 2014 from $127.2 million for the three months ended June 30, 2013. Marketing and commissions decreased in our Membership business by $10.8 million, primarily attributable to lower commissions from lower retail member volumes, and was partially offset by higher costs of $3.6 million in our International business primarily from higher commissions and an increase from foreign exchange.

Operating Costs. Operating costs increased by $1.5 million, or 1.4%, to $106.0 million for the three months ended June 30, 2014 from $104.5 million for the three months ended June 30, 2013. Operating costs increased $4.4 million in our International business primarily due to higher product, servicing and employee costs along with increases due to foreign exchange. This increase was partially offset by lower costs of $3.3 million in our Membership business primarily due to lower product and servicing costs associated with lower retail member volumes.

General and Administrative Expense. General and administrative expense decreased by $4.4 million, or 9.8% to $40.3 million for the three months ended June 30, 2014 from $44.7 million for the three months ended June 30, 2013. General and administrative costs decreased $14.5 million in our Insurance and Package business primarily from the absence in 2014 of a charge recorded in 2013 for $14.8 million related to a contract termination with our primary insurance carrier as part of our decision to transfer a significant portion of our AD&D business to a new carrier. Costs increased $6.1 million in our Membership business primarily from higher restructuring costs, principally severance. Corporate costs increased $4.8 million primarily due to professional fees of $5.9 million related to the May 2014 amendment to the Affinion Credit Facility completed in the second quarter of 2014 partially offset by lower stock compensation expense of $1.6 million primarily from the completed vesting of certain restricted stock units.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $0.7 million for the three months ended June 30, 2014 to $29.1 million from $28.4 million for the three months ended June 30, 2013, primarily from recording higher depreciation of $3.7 million primarily in our International business, principally the result of recent capital expenditures related to various systems upgrades. This increase was partially offset by lower amortization of $0.6 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. In addition, lower amortization expense was recorded in 2014 as compared to 2013 in the amount of $1.6 million related to intangible assets acquired in the 2011 Webloyalty acquisition, principally member relationships which are amortized on an accelerated basis.

Interest Expense. Interest expense increased by $5.2 million, or 12.7%, to $46.3 million for the three months ended June 30, 2014 from $41.1 million for the three months ended June 30, 2013, primarily due to higher interest associated with 2014 borrowings on our revolving credit facility and higher interest from higher rate debt as a result of the debt exchange completed in the fourth quarter of 2013.

Loss on Extinguishment of Debt. Loss on extinguishment of debt in 2014 includes $6.0 million of unamortized deferred financing costs associated with the May 2014 amendment to the Affinion Credit Facility completed in the second quarter of 2014.

Income Tax Expense. Income tax expense increased by $0.8 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to an increase in the current state and deferred federal and foreign tax liabilities for the three months ended June 30, 2014, partially offset by a decrease in the current foreign and deferred state tax liabilities for the same period.

The Company’s effective income tax rates for the three months ended June 30, 2014 and 2013 were (9.1)% and (32.4)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2014 and 2013 is primarily a result of an increase in loss before income taxes and non-controlling interest of $10.1 million for the three months ended June 30, 2013 to $44.4 million for the three months ended June 30, 2014 and an increase in the income tax provision from $3.3 million for the three months ended June 30, 2013 to $4.1 million for the three months ended June 30, 2014. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$113.4	$137.3	$(23.9)	$18.2	$34.4	$(16.2)
Insurance and Package Products	57.3	72.2	(14.9)	6.7	6.1	0.6
Loyalty Products	42.8	43.7	(0.9)	17.1	19.2	(2.1)
Eliminations	(0.5)	(0.6)	0.1	—	—	—
Total North America	213.0	252.6	(39.6)	42.0	59.7	(17.7)
Affinion International
International Products	90.8	83.5	7.3	3.0	3.0	—
Total products	303.8	336.1	(32.3)	45.0	62.7	(17.7)
Corporate	—	—	—	(8.3)	(3.5)	(4.8)
Total	$303.8	$336.1	$(32.3)	36.7	59.2	(22.5)
Depreciation and amortization				(29.1)	(28.4)	(0.7)
Income from operations				$7.6	$30.8	$(23.2)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues decreased by $23.9 million, or 17.4%, to $113.4 million for the three months ended June 30, 2014 as compared to $137.3 million for the three months ended June 30, 2013. Net revenues decreased primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches.

Segment EBITDA decreased by $16.2 million, or 47.1%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Segment EBITDA decreased as the impact of the lower net revenues of $23.9 million and higher general and administrative costs of $6.1 million was partially offset by lower marketing and commissions of $10.8 million and lower operating costs of $3.3 million. The lower marketing and commissions were primarily the result of reduced commissions principally from lower retail member volumes. Operating costs decreased primarily from lower product and servicing costs associated with the lower retail member volumes. General and administrative costs increased primarily from higher restructuring costs, principally severance.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $14.9 million, or 20.6%, to $57.3 million for the three months ended June 30, 2014 as compared to $72.2 million for the three months ended June 30, 2013. Insurance revenue decreased approximately $11.6 million primarily due to a higher cost of insurance from higher claims experience. While there are likely several factors at play, we believe this is largely due to an acceleration of claims into this period in connection with the conversion to our new primary carrier. This claims activity appears to be due to the unanticipated velocity at which our legacy carrier has processed claims as they exit our relationship. Package revenue decreased approximately $3.3 million primarily due to the impact of lower average Package members.

Segment EBITDA increased by $0.6 million, or 9.8%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 as the benefit from the absence in 2014 of costs associated with a contract termination settlement recorded in 2013 totaling $14.8 million, along with lower operating costs of $0.7 million, was substantially offset by the impact of the lower net revenues.

Loyalty Products. Revenues from Loyalty Products decreased by $0.9 million, or 2.1%, for the three months ended June 30, 2014 to $42.8 million as compared to $43.7 million for the three months ended June 30, 2013 primarily due to the slower ramp-up of new client programs.

Segment EBITDA decreased by $2.1 million, or 10.9%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to the decrease in net revenue and the ongoing investments in new channels and new client start-up costs.

Affinion International

International Products. International Products net revenues increased by $7.3 million, or 8.7%, to $90.8 million for the three months ended June 30, 2014 as compared to $83.5 million for the three months ended June 30, 2013. Net revenues increased primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members. Net revenues were also positively impacted by $3.8 million from foreign exchange.

Segment EBITDA was unchanged at $3.0 million for the three months ended June 30, 2014 and the three months ended June 30, 2013 as the positive impact of the higher revenue of $7.3 million and lower general and administrative expenses of $0.7 million was offset by higher marketing and commissions of $3.6 million primarily from higher commissions and the impact of foreign exchange and higher operating costs of $4.4 million primarily from higher product, servicing and employee costs and the impact of foreign exchange.

Corporate

Corporate costs increased by $4.8 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 as professional fees of $5.9 million associated with the May 2014 Affinion Credit Facility amendment completed during the second quarter of 2014 were partially offset by lower stock compensation costs of $1.6 million primarily from the completed vesting of certain restricted stock units.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table summarizes our consolidated results of operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase (Decrease)
Net revenues	$625.2	$683.5	$(58.3)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	245.5	244.9	0.6
Operating costs	214.0	220.7	(6.7)
General and administrative	90.4	86.8	3.6
Facility exit costs	0.6	0.5	0.1
Depreciation and amortization	54.1	58.0	(3.9)
Total expenses	604.6	610.9	(6.3)
Income from operations	20.6	72.6	(52.0)
Interest income	0.5	0.3	0.2
Interest expense	(91.4)	(82.5)	(8.9)
Loss on extinguishment of debt	(6.0)	—	(6.0)
Other income (expense), net	—	0.1	(0.1)
Loss before income taxes and non-controlling interest	(76.3)	(9.5)	(66.8)
Income tax expense	(8.3)	(8.4)	0.1
Net loss	(84.6)	(17.9)	(66.7)
Less: net income attributable to non-controlling interest	(0.2)	(0.1)	(0.1)
Net loss attributable to Affinion Group, Inc.	$(84.8)	$(18.0)	$(66.8)

Summary of Operating Results for the Six Months Ended June 30, 2014

The following is a summary of changes affecting our operating results for the six months ended June 30, 2014.

Net revenues decreased $58.3 million, or 8.5%, for the six months ended June 30, 2014 as compared to the same period of the prior year. Net revenues in our North American units decreased $74.2 million primarily from lower retail revenues from a decline in retail member volumes in our Membership business and lower revenue in our Insurance and Package business primarily from a higher cost of insurance and lower Package members. International net revenues increased by $15.9 million primarily from higher retail membership revenue associated with increased members.

         Segment EBITDA decreased $55.9 million as the impact of the lower net revenues and higher general and administrative costs was partially offset by lower operating costs.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Net Revenues. During the six months ended June 30, 2014 we reported net revenues of $625.2 million, a decrease of $58.3 million, or 8.5%, as compared to net revenues of $683.5 million in the comparable period of 2013.  Net revenues of our Membership Products decreased $51.5 million primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches. Insurance and Package Products revenues decreased $20.6 million primarily due to a higher cost of insurance from higher claims experience. While there are likely several factors at play, we believe this is largely due to an acceleration of claims into this period in connection with the conversion to our new primary carrier. This claims activity appears to be due to the unanticipated velocity at which our legacy carrier has processed claims as they exit our relationship. Package revenue declined primarily due to the impact of lower average Package members. Loyalty Products net revenues decreased $2.2 million primarily due to the slower ramp-up of new client programs. International Products net revenues increased $15.9 million primarily from higher retail membership revenue associated with increased members and a favorable foreign exchange impact of $5.8 million.

Marketing and Commissions Expense. Marketing and commissions expense increased by $0.6 million, or 0.2%, to $245.5 million for the six months ended June 30, 2014 from $244.9 million for the six months ended June 30, 2013. Marketing and commissions expense increased $14.3 million in our International business primarily from increased spending in our offline retail channel, higher commissions and an increase from foreign exchange, and higher costs in Insurance and Package of $1.5 million. These increases were partially offset by decreased costs in Membership of $15.4 million primarily attributable to lower commissions from lower retail member volumes.

Operating Costs. Operating costs decreased by $6.7 million, or 3.0%, to $214.0 million for the six months ended June 30, 2014 from $220.7 million for the six months ended June 30, 2013. Operating costs decreased $14.0 million in our Membership business primarily due to lower product and servicing costs associated with lower retail member volumes while costs increased $6.4 million in our International business primarily due to higher product, servicing and employee costs along with increases due to foreign exchange.

General and Administrative Expense. General and administrative expense increased by $3.6 million, or 4.1% to $90.4 million for the six months ended June 30, 2014 from $86.8 million for the six months ended June 30, 2013. General and administrative costs increased $8.0 million in our International business primarily from accrued costs associated with certain regulatory matters which were partially offset by lower restructuring and employee costs. Corporate costs increased $6.4 million primarily due to $5.9 million in professional fees associated with the May 2014 amendment to the Affinion Credit Facility and an increase of $0.9 million in stock compensation costs as the impact of modifying a portion of the outstanding stock options by adjusting their exercise price and extending their contractual life was partially offset by lower expense from the completed vesting of certain restricted stock units. Costs increased $3.3 million in our Membership business primarily from higher costs associated with restructuring activities. These increases were partially offset by a decrease in our Insurance and Package business of $14.2 million primarily due to the benefit of the absence in 2014 of a charge recorded in 2013 for $14.8 million related to a contract termination with our primary insurance carrier as part of our decision to transfer a significant portion of our AD&D business to a new carrier.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $3.9 million for the six months ended June 30, 2014 to $54.1 million from $58.0 million for the six months ended June 30, 2013, primarily from recording lower amortization of $1.1 million on the intangible assets acquired in connection with the Company’s acquisition of the Cendant Marketing Services Division (the “Apollo Transactions”) as the majority of those intangibles are amortized on an accelerated basis. This amortization expense is based upon an allocation of values to intangible assets and is being amortized over lives ranging from 3 years to 15 years. In addition, lower amortization expense was recorded in 2014 as compared to 2013 in the amount of $3.5 million related to intangible assets acquired in the 2011 Webloyalty acquisition, principally member relationships which are amortized on an accelerated basis. Depreciation expense increased $2.9 million primarily the result of recent capital expenditures related to various upgrades in international systems.

Interest Expense. Interest expense increased by $8.9 million, or 10.8%, to $91.4 million for the six months ended June 30, 2014 from $82.5 million for the six months ended June 30, 2013, primarily due to higher interest associated with 2014 borrowings on our revolving credit facility and higher interest from higher rate debt as a result of the debt exchange completed in the fourth quarter of 2013.

Loss on Extinguishment of Debt. Loss on extinguishment of debt in 2014 includes $6.0 million of unamortized deferred financing costs associated with the May 2014 amendment to the Affinion Credit Facility completed in the second quarter of 2014.

Income Tax Expense. Income tax expense decreased by $0.1 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to a decrease in the deferred federal and current foreign tax liabilities for the six months ended June 30, 2014, partially offset by an increase in the current state and deferred state and foreign tax liabilities for the same period.

The Company’s effective income tax rates for the six months ended June 30, 2014 and 2013 were (10.8)% and (88.5)%, respectively. The difference in the effective tax rates for the six months ended June 30, 2014 and 2013 is primarily a result of the increase in loss before income taxes from $9.5 million for the six months ended June 30, 2013 to $76.3 million for the six months ended June 30, 2014 and a decrease in the income tax provision from $8.4 million for the six months ended June 30, 2013 to $8.3 million for the six months ended June 30, 2014. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues			Segment EBITDA(1)
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions)
Affinion North America
Membership Products	$229.5	$281.0	$(51.5)	$32.5	$58.1	$(25.6)
Insurance and Package Products	128.2	148.8	(20.6)	28.0	35.3	(7.3)
Loyalty Products	84.2	86.4	(2.2)	32.1	35.9	(3.8)
Eliminations	(1.0)	(1.1)	0.1	—	—	—
Total North America	440.9	515.1	(74.2)	92.6	129.3	(36.7)
Affinion International
International Products	184.3	168.4	15.9	(4.0)	8.8	(12.8)
Total products	625.2	683.5	(58.3)	88.6	138.1	(49.5)
Corporate	—	—	—	(13.9)	(7.5))	(6.4)
Total	$625.2	$683.5	$(58.3)	74.7	130.6	(55.9)
Depreciation and amortization				(54.1)	(58.0)	3.9
Income from operations				$20.6	$72.6	$(52.0)

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Affinion North America

Membership Products. Membership Products net revenues decreased by $51.5 million, or 18.3%, to $229.5 million for the six months ended June 30, 2014 as compared to $281.0 million for the six months ended June 30, 2013. Net revenues decreased primarily due to a decline in retail member volumes related to the regulatory challenges facing large financial institution marketing partners with respect to new marketing campaign launches.

Segment EBITDA decreased by $25.6 million, or 44.1%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Segment EBITDA decreased as the impact of the lower net revenues of $51.5 million and higher general and administrative costs of $3.3 million was partially offset by lower marketing and commissions of $15.4 million and lower operating costs of $14.0 million. The lower marketing and commissions were primarily the result of reduced commissions principally from lower retail member volumes. Operating costs decreased primarily from lower product and servicing costs associated with the lower retail member volumes. General and administrative costs increased from higher restructuring costs, principally severance.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $20.6 million, or 13.8%, to $128.2 million for the six months ended June 30, 2014 as compared to $148.8 million for the six months ended June 30, 2013. Insurance revenue decreased approximately $14.2 million due to a higher cost of insurance from higher claims experience. While there are likely several factors at play, we believe this is largely due to an acceleration of claims into this period in connection with the conversion to our new primary carrier. This claims activity appears to be due to the unanticipated velocity at which our legacy carrier has processed claims as they exit our relationship. Package revenue decreased approximately $6.4 million primarily due to the impact of lower average Package members.

Segment EBITDA decreased by $7.3 million, or 20.7%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as the benefit from the absence in 2014 of costs associated with a contract termination settlement recorded in 2013 totaling $14.8 million was more than offset by the impact of the lower net revenues and higher marketing and commissions expense.

Loyalty Products. Revenues from Loyalty Products decreased by $2.2 million, or 2.5%, for the six months ended June 30, 2014 to $84.2 million as compared to $86.4 million for the six months ended June 30, 2013 primarily due to the slower ramp-up of new client programs.

Segment EBITDA decreased by $3.8 million, or 10.6%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to the decrease in net revenue and ongoing investments in new channels and new client start-up costs.

Affinion International

International Products. International Products net revenues increased by $15.9 million, or 9.4%, to $184.3 million for the six months ended June 30, 2014 as compared to $168.4 million for the six months ended June 30, 2013. Net revenues increased primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members. Net revenues were also positively impacted by $5.8 million from foreign exchange.

Segment EBITDA decreased by $12.8 million, or 145.5%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as the positive impact of the higher revenue was more than offset by higher marketing and commissions of $14.3 million, higher operating costs of $6.4 million and higher general and administrative expenses of $8.0 million. Marketing and commissions increased primarily from increased spending in our offline retail channel, higher commissions and the impact of foreign exchange. Operating costs increased primarily from higher product, servicing and employee costs and the impact of foreign exchange. General and administrative costs increased primarily from accrued costs associated with certain regulatory matters which were partially offset by lower restructuring and employee costs.

Corporate

Corporate costs increased by $6.4 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily from $5.9 million in professional fees associated with the May 2014 Affinion Credit Facility amendment completed during the second quarter of 2014 and higher stock compensation costs of $0.9 million as the impact of adjusting the exercise price of a portion of the outstanding stock options was partially offset by lower costs from the completed vesting of certain restricted stock units.

Financial Condition, Liquidity and Capital Resources

Financial Condition—June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013	Increase (Decrease)
	(in millions)
Total assets	$1,361.8	$1,384.5	$(22.7)
Total liabilities	2,684.4	2,621.5	62.9
Total deficit	(1,322.6)	(1,237.0)	(85.6)

Total assets decreased by $22.7 million principally due to (1) a decrease in other intangibles, net of $30.3 million, principally due to amortization expense of $30.3 million and (2) a decrease in profit-sharing receivables from insurance carriers of $25.3 million as a significant portion of our AD&D business is being transferred to a new carrier with whom we do not have a profit-sharing arrangement. This decrease was partially offset by an increase in cash of $21.4 million (see “—Liquidity and Capital Resources—Cash Flows”).

Total liabilities increased by $62.9 million, principally due to an increase in long-term debt of $68.7 million, principally due to additional borrowings in connection with the amendment to the Company’s term loan and revolving credit facility.

Total deficit increased by $85.6 million, principally due to a net loss attributable to the Company of $84.8 million and foreign currency translation effect of $1.0 million.

Liquidity and Capital Resources

Our primary sources of liquidity on both a short-term and long-term basis are cash on hand and cash generated through operating and financing activities. Our primary cash needs are to service our indebtedness and for working capital, capital expenditures and general corporate purposes. Many of the Company’s significant costs are variable in nature, including marketing and commissions. The Company has a great degree of flexibility in the amount and timing of marketing expenditures and focuses its marketing expenditures on its most profitable marketing opportunities. Commissions correspond directly with revenue generated and have been decreasing as a percentage of revenue over the last several years. We believe that, based on our current operations and anticipated growth, our cash on hand, cash flows from operating activities and borrowing availability under our revolving credit facility will be sufficient to meet our liquidity needs for the next twelve months and in the foreseeable future, including quarterly amortization payments on our first lien term loan facility under our $1.3 billion amended and restated senior secured credit facility. The first lien term loan facility also requires mandatory prepayments based on excess cash flows as defined in our amended and restated senior secured credit facility.

The Company is a holding company, with no direct operations and no significant assets other than the direct and indirect ownership of its subsidiaries. Because we conduct our operations through our subsidiaries, our cash flows and our ability to service our indebtedness is dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries are contingent upon our subsidiaries’ earnings, but are not limited by our debt agreements, including our senior secured credit facility and the indentures governing our 2010 senior notes and our 2013 senior subordinated notes.

Although we historically have a working capital deficit, a major factor included in this deficit is deferred revenue resulting from the cash collected from annual memberships that is deferred until the appropriate refund period has concluded. In spite of our historical working capital deficit, we have been able to operate effectively primarily due to our cash flows from operations and our available revolving credit facility. However, as the membership base continues to shift away from memberships billed annually to memberships billed monthly, it will have a negative effect on our operating cash flow. We anticipate that our working capital deficit will continue for the foreseeable future.

On November 13, 2013, the Company loaned $18.9 million to Affinion Holdings to be utilized by Affinion Holdings to make the November 2013 interest payment on its 2010 senior notes.

Cash Flows—Six Months Ended June 30, 2014 and 2013

At June 30, 2014, we had $41.0 million of cash and cash equivalents on hand, a decrease of $42.8 million from $83.8 million at June 30, 2013. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Six Months Ended June 30,
	2014	2013	Change
	(in millions)
Cash provided by (used in):
Operating activities	$(0.4)	$78.4	$(78.8)
Investing activities	(23.7)	(20.1)	(3.6)
Financing activities	45.2	(5.9)	51.1
Effect of exchange rate changes	0.3	(1.1)	1.4
Net change in cash and cash equivalents	$21.4	$51.3	$(29.9)

Operating Activities

During the six months ended June 30, 2014, we generated $78.8 million less cash from operating activities than during the six months ended June 30, 2013. Segment EBITDA decreased by $55.9 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 (see “—Results of Operations”).

Investing Activities

We used $3.6 million more cash in investing activities during the six months ended June 30, 2014 as compared to the same period in 2013. During the six months ended June 30, 2014, we used $23.7 million for capital expenditures. During the six months ended June 30, 2013, we used $19.1 million for capital expenditures and $0.9 million for acquisition-related payments.

Financing Activities

We provided cash from financing activities of $45.2 million during the six months ended June 30, 2014 compared to using cash of $5.9 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, we had net repayments under Affinion’s revolving credit facility of $46.0 million, refinanced a portion of debt resulting in new second-lien term loan borrowings of $425.0 million and repayments of term loan debt of $311.6 million, paid financing costs of $18.9 million and made other principal payments on our debt of $0.3 million. During the six months ended June 30, 2013, we made principal payments on our debt of $5.9 million.

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

As of June 30, 2014, we had approximately $2.0 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years due to higher principal amounts and higher interest rates associated with the new indebtedness incurred in December 2013 and the related amendment to our senior secured credit facility that increased the applicable margins and the May 2014 amendment to our credit facility that included the issuance of second lien term debt.

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

Our senior subordinated bridge loan facility was refinanced in part with the proceeds from the offering of 2006 senior subordinated notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our 2006 senior subordinated notes is payable semi-annually. We may redeem some or all of the 2006 senior subordinated notes at the redemption prices (generally at a premium) set forth in the agreement governing the 2006 senior subordinated notes. The 2006 senior subordinated notes are unsecured obligations. At June 30, 2014, the 2006 senior subordinated notes were guaranteed by the same subsidiaries that guarantee our senior secured credit facility (other than Affinion Investments and Affinion Investments II) and our 2010 senior notes. In December 2013, Affinion Investments exchanged $352.9 million face amount of our outstanding 2006 senior subordinated notes for $360.0 million face amount Investments 2013 senior subordinated notes. Affinion Investments then exchanged with the Company all of the 2006 senior subordinated notes received by it in the exchange offer for the Company’s 2013 senior subordinated notes.

On April 9, 2010, the Company, as borrower, and Affinion Holdings, as a guarantor, entered into a $1.0 billion amended and restated senior secured credit facility with its lenders, amending our senior secured credit facility. We refer to the amended and restated senior secured credit facility, as amended from time to time, including by the Incremental Assumption Agreements (as defined below) and the May 2014 amendment as “our senior secured credit facility.” Our senior secured credit facility initially consisted of a five-year $125.0 million revolving credit facility and an $875.0 million term loan facility.

On December 13, 2010, the Company, as borrower, Affinion Holdings and certain of the Company’s subsidiaries entered into an Incremental Assumption Agreement with two of its lenders (the “Revolver Incremental Assumption Agreement,” and together with the Term Loan Incremental Assumption Agreement, the “Incremental Assumption Agreements”) which resulted in an increase in the revolving credit facility from $125.0 million to $160.0 million, with a further increase to $165.0 million in January 2011. On February 11, 2011, the Company, as borrower, and Affinion Holdings, and certain of the Company’s subsidiaries entered into, and simultaneously closed under, the Term Loan Incremental Assumption Agreement, which resulted in an increase in the term loan facility from $875.0 million to $1.125 billion. On November 20, 2012, the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring the Company to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. On December 12, 2013, in connection with the refinancing of our 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, the Company, as Borrower, and Affinion Holdings, entered into an amendment to the Affinion Credit Facility, which (i) provided permission for the consummation of the exchange offers for our 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes; (ii) removed the springing maturity provisions applicable to the term loan facility; (iii) modified the senior secured leverage ratio financial covenant in the Affinion Credit Facility; (iv) provided additional flexibility for us to make dividends to Affinion Holdings to be used to make certain payments with respect to Affinion Holdings’ indebtedness and to repay, repurchase or redeem subordinated indebtedness of the Company; and (v) increased the interest margins by 0.25% to 5.25% on LIBOR loans and 4.25% on base rate loans. The amendment became effective upon the satisfaction of the conditions precedent set forth therein, including the payment by the Company of the consent fee equal to 0.25% of the sum of (i) the aggregate principal amount of all term loans and (ii) the revolving loan commitments in effect, in each case, held by each lender that entered into the amendment on the date of effectiveness of the amendment.

On May 20, 2014, the Company, as borrower, and Affinion Holdings entered into an amendment to our senior secured credit facility, which (i) extended the maturity to April 30, 2018 of $775.0 million in aggregate principal amount of existing senior secured term loan and existing senior secured revolving loans, which loans were designated as first lien term loans (the “First Lien Term Loans”), (ii) extended the maturity to October 31, 2018 of $377.9 million in aggregate principal amount of existing senior secured term loans on a second lien senior secured basis, which, together with additional borrowings obtained on the same terms, total $425.0 million (the “Second Lien Term Loans”) , (iii) extended the maturity to January 29, 2018 of $80.0 million of the commitments (and related obligations) under the existing senior secured revolving credit facility on a first lien senior secured basis, (iv) reduced the commitments under the existing senior secured revolving credit facility by $85.0 million and (v) removed the existing financial covenant requiring the Company to maintain a minimum interest coverage ratio.

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility matures in April 2018 and the Second Lien Term Loan facility matures in October 2018. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. Our senior secured credit facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%. The weighted average interest rate on the term loan for the periods from April 1, 2014 through May 20, 2014 and from January 1, 2014 through May 20, 2014 was 6.75% and for the three and six months ended June 30, 2013 was 6.5% per annum for both periods. The weighted average interest rate on the First Lien Term Loan and Second Lien Term Loan for the period from May 20, 2014 through June 30, 2014 was 6.75% and 8.50%, respectively. The weighted average interest rate on revolving credit facility borrowings for the six months ended June 30, 2014 and 2013 was 7.1% and 7.3% per annum, respectively. Our obligations under our senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Our senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined in our senior secured credit facility) to EBITDA (as defined in our senior secured credit facility) of 4.25:1.00. A portion of the April 2010 proceeds of the term loan under our senior secured credit facility were utilized to repay the outstanding balance of the then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

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

On December 12, 2013, Affinion Investments exchanged with the Company all of the 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 2013 senior subordinated notes. Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2013 senior subordinated notes will mature on August 15, 2018. The 2013 senior subordinated notes are redeemable at the Company’s option prior to maturity. The indenture governing the 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). The 2013 senior subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of the Affinion 2013 senior subordinated notes, the trustee for the Investments 2013 senior subordinated notes, and holders of at least 25% of the principal amount of the Investments 2013 senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing the Investments 2013 senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments 2013 senior subordinated notes.

In connection with the exchange offer and consent solicitation relating to the 2006 senior subordinated notes and the issuance of the Company’s 2013 senior subordinated notes, the Company incurred $5.9 million of financing costs, which have been included in general and administrative expenses on the accompanying unaudited condensed consolidated statement of comprehensive income.

At June 30, 2014, on a consolidated basis, the Company had $773.1 million of First Lien Term Loans outstanding, $425.0 million of Second Lien Term Loans outstanding, $475.0 million ($473.0 million net of discount) outstanding under the 2010 senior notes, $2.6 million outstanding under the 2006 senior subordinated notes and $360.0 million ($352.6 million net of discount) outstanding under the 2013 senior subordinated notes. At June 30, 2014, there were no outstanding borrowings under the revolving credit facility and the Company had $65.2 million available under the revolving credit facility after giving effect to the issuance of $14.8 million of letters of credit.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our 2010 senior notes and our 2013 senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our senior secured credit facility requires us to maintain a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our senior secured credit facility (senior secured debt, as defined, to Adjusted EBITDA, as defined) must be equal to or less than 4.25 to 1.0 at June 30, 2014. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the 2010 senior notes and the 2013 senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of June 30, 2014, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Set forth below is a reconciliation of our consolidated net cash used in operating activities for the twelve months ended June 30, 2014 to Adjusted EBITDA.

Twelve Months Ended June 30, 2014(a)
(in millions)
Net cash used in operating activities	$(37.3)
Interest expense, net	173.8
Income tax expense	13.5
Amortization of debt discount and financing costs	(10.5)
Provision for loss on accounts receivable	(2.7)
Deferred income taxes	(7.9)
Changes in assets and liabilities	48.4
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings(b)	41.7
Other, net(c)	31.8
Adjusted EBITDA, excluding pro forma adjustments(d)	250.8
Effect of the pro forma adjustments(e)	17.1
Adjusted EBITDA, including pro forma adjustments(f)	$267.9

(a)

Represents consolidated financial data for the year ended December 31, 2013, minus consolidated financial data for the six months ended June 30, 2013, plus consolidated financial data for the six months ended June 30, 2014.

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

(d)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on July 1, 2013 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes.

(e)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on July 1, 2013.
(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group, Inc. for the twelve months ended June 30, 2014 to Adjusted EBITDA as required by our credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes.

Twelve Months Ended June 30, 2014(a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(156.4)
Interest expense, net	173.8
Income tax expense	13.5
Non-controlling interest	0.5
Loss on extinguishment of debt	6.0
Depreciation and amortization	110.0
Effect of purchase accounting, reorganizations and non-recurring revenues and gains(b)	2.0
Certain legal costs(c)	22.5
Net cost savings(d)	17.2
Other, net(e)	61.7
Adjusted EBITDA, excluding pro forma adjustments(f)	250.8
Effect of the pro forma adjustments(g)	17.1
Adjusted EBITDA, including pro forma adjustments(h)	$267.9
Senior secured leverage ratio(i)	2.77
Fixed charge coverage ratio(j)	1.62

(a)

Represents consolidated financial data for the year ended December 31, 2013, minus consolidated financial data for the six months ended June 30, 2013, plus consolidated financial data for the six months ended June 30, 2014.

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

(f)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on July 1, 2013 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes.

(g)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on July 1, 2013.
(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (g) above.
(i)

The senior secured leverage ratio is defined in our amended and restated senior secured credit facility, as amended on May 20, 2014 (senior secured debt, as defined, to Adjusted EBITDA, as defined). The senior secured leverage ratio must be equal to or less than 4.25 to 1.0 at June 30, 2014.

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

On December 12, 2013, Affinion Holdings issued $292.8 million aggregate principal amount of Affinion Holdings’ 2013 senior notes, together with 13.5 million Series A warrants and 70.2 million Series B warrants, in exchange for $292.8 million aggregate principal amount of Affinion Holdings’ 2010 senior notes. Affinion Holdings’ 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At Affinion Holdings’ option, it may elect to pay interest (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of  Affinion Holdings’ outstanding 2013 senior notes or by issuing PIK notes (“PIK Interest”), or (iii) 50% as Cash Interest and 50% as PIK Interest; provided that if (i) no Default or Event of Default (each as defined in the Affinion Credit Facility) shall have occurred and be continuing or would result from such interest payment, (ii) immediately after giving effect to such interest payment, on a pro forma basis, the consolidated leverage ratio (as defined in the Affinion Credit Facility) of Affinion is less than or equal to 5.0:1.0 as of the last day of the most recently completed fiscal quarter preceding the interest payment date for which financial statements have been delivered to the agent under the Affinion Credit Facility and (iii) immediately after giving effect to such interest payment, on a pro forma basis, the Adjusted Consolidated Leverage Ratio (as defined in the Note Agreement) of Affinion is less than or equal to 5.0:1.0, then Affinion Holdings shall be required to pay interest on Affinion Holdings’ 2013 senior notes for such interest period in cash. PIK Interest accrues at 13.75% per annum plus 0.75%. Affinion Holdings’ 2013 senior notes will mature on September 15, 2018. Affinion Holdings’ 2013 senior notes are senior secured obligations of Affinion Holdings and rank pari passu in right of payment to all existing and future senior indebtedness of Affinion Holdings, junior in right of payment to all secured indebtedness of Affinion Holdings secured by liens having priority to the liens securing Affinion Holdings’ 2013 senior notes up to the value of the assets subject to such liens, and senior in right of payment to unsecured indebtedness of Affinion Holdings to the extent of the security of the collateral securing Affinion Holdings’ 2013 senior notes and all future subordinated indebtedness of Affinion Holdings.

On June 9, 2014, in connection with its offer to exchange Affinion Holdings’ 2013 senior notes for Series A warrants to purchase its Class B common stock, Affinion Holdings issued warrants to purchase up to approximately 30.3 million shares of Class B common stock in exchange for approximately $88.7 million aggregate principal amount of Affinion Holdings’ 2013 senior notes.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2014 (dollars are in millions unless otherwise indicated):

	2014	2015	2016	2017		2018	2019 and Thereafter		Total	Fair Value At June 30, 2014
Fixed rate debt	$0.3	$3.1	$0.3	$	−−	$835.0	$	−−	$838.7	$809.2
Average interest rate	10.30%	10.30%	10.30%		10.30%	9.73%
Variable rate debt	$3.9	$7.8	$7.7		$7.8	$1,170.9	$	−−	$1,198.1	$1,206.1
Average interest rate(a)	7.37%	7.37%	7.38%		7.38%	7.78%

(a)	Average interest rate is based on rates in effect at June 30, 2014.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At June 30, 2014, the Company had in place contracts to sell EUR 26.6 million and receive $36.2 million and to sell GBP 13.9 million and receive $23.7 million.

During the three and six months ended June 30, 2014, the Company recognized a realized loss on the forward contracts of $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2013, the Company recognized a realized loss on the forward contracts of $1.1 million and a realized gain on the forward contracts of $1.5 million, respectively. As of June 30, 2014, the Company had a de minimis unrealized loss on the foreign currency forward contracts.

At June 30, 2014, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

Credit Risk and Exposure

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of receivables, profit-sharing receivables from insurance carriers and prepaid commissions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties. As of June 30, 2014, approximately $18.2 million of the profit-sharing receivable was due from one insurance carrier. Receivables and profit-sharing receivables from insurance carriers are from various marketing, insurance and business partners and we maintain an allowance for losses, based upon expected collectability. Commission advances are periodically evaluated as to recovery.

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

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

4.1*

Supplemental Indenture No. 4, dated as of July 24, 2014, among Propp Corp., an Illinois corporation, Affinion Group, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2015.

4.2*

Supplement No. 1, dated as of July 24, 2014, by Propp Corp., an Illinois corporation, and Affinion Group, Inc. to the Note Agreement dated as of December 13, 2013 governing the 13.50% Senior Subordinated Notes due 2018.

10.1

Amendment No. 4 to the Amended and Restated Credit Agreement, Amendment No. 4 to the Amended and Restated Guarantee and Collateral Agreement and Amendment No. 3 to the Holdings Guarantee and Pledge Agreement, dated as of May 20, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc., the Lenders listed on the signature pages thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Collateral Agent and Swingline Lender and Deutsche Bank Trust Company Americas and Credit Suisse AG, Cayman Islands Branch, as Issuing Banks (incorporated by reference to Exhibit No. 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 22, 2014, File No. 333-133895).

10.2*	Agreement and General Release, dated as of July 3, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Steven E. Upshaw.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.
Date:	July 31, 2014	By:	/S/ Gregory S. Miller
Gregory S. Miller
Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

4.1*

Supplemental Indenture No. 4, dated as of July 24, 2014, among Propp Corp., an Illinois corporation, Affinion Group, Inc. and Wells Fargo Bank, National Association, as Trustee under the Indenture dated as of November 19, 2010 governing the 7.875% Senior Notes due 2015.

4.2*

Supplement No. 1, dated as of July 24, 2014, by Propp Corp., an Illinois corporation, and Affinion Group, Inc. to the Note Agreement dated as of December 13, 2013 governing the 13.50% Senior Subordinated Notes due 2018.

10.1

Amendment No. 4 to the Amended and Restated Credit Agreement, Amendment No. 4 to the Amended and Restated Guarantee and Collateral Agreement and Amendment No. 3 to the Holdings Guarantee and Pledge Agreement, dated as of May 20, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc., the Lenders listed on the signature pages thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Collateral Agent and Swingline Lender and Deutsche Bank Trust Company Americas and Credit Suisse AG, Cayman Islands Branch, as Issuing Banks (incorporated by reference to Exhibit No. 10.1 to Affinion Group, Inc.’s Current Report on Form 8-K filed with the SEC on May 22, 2014, File No. 333-133895).

10.2*	Agreement and General Release, dated as of July 3, 2014, among Affinion Group Holdings, Inc., Affinion Group, Inc. and Steven E. Upshaw.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.