Form 10-Q
period 2015-03-31
Affinion Group, Inc.
filed 2015-04-30
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 29, 2015 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(In millions, except share amounts)

	March 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$32.6	$28.0
Restricted cash	32.0	35.8
Receivables (net of allowances for doubtful accounts of $8.4 and $8.5, respectively)	137.9	119.3
Profit-sharing receivables from insurance carriers	29.6	28.7
Prepaid commissions	50.2	48.0
Income taxes receivable	1.2	1.3
Other current assets	120.9	104.6
Total current assets	404.4	365.7
Property and equipment, net	132.7	139.0
Contract rights and list fees, net	16.4	16.7
Goodwill	316.3	322.2
Other intangibles, net	88.5	103.3
Receivables from related parties	25.2	25.2
Other non-current assets	67.9	65.6
Total assets	$1,051.4	$1,037.7

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$10.8	$10.8
Accounts payable and accrued expenses	437.8	411.8
Payables to related parties	43.0	45.2
Deferred revenue	85.5	89.9
Income taxes payable	3.9	3.2
Total current liabilities	581.0	560.9
Long-term debt	2,045.8	2,018.4
Deferred income taxes	34.1	33.0
Deferred revenue	9.6	10.0
Other long-term liabilities	26.9	31.3
Total liabilities	2,697.4	2,653.6
Commitments and contingencies

Deficit:
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	102.6	102.6
Accumulated deficit	(1,746.1)	(1,720.8)
Accumulated other comprehensive income	(3.7)	1.2
Total Affinion Group, Inc. deficit	(1,647.2)	(1,617.0)
Non-controlling interest in subsidiary	1.2	1.1
Total deficit	(1,646.0)	(1,615.9)
Total liabilities and deficit	$1,051.4	$1,037.7

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In millions)

	For the Three Months Ended
	March 31,	March 31,
	2015	2014

Net revenues	$302.3	$321.4
Expenses:
Cost of revenues, exclusive of depreciation
and amortization shown separately below:
Marketing and commissions	115.7	125.4
Operating costs	103.6	108.0
General and administrative	35.0	50.1
Facility exit costs	0.5	(0.1)
Depreciation and amortization	24.2	25.0
Total expenses	279.0	308.4
Income from operations	23.3	13.0
Interest income	0.2	0.2
Interest expense	(47.1)	(45.1)
Other income, net	0.5	−−
Loss before income taxes and non-controlling interest	(23.1)	(31.9)
Income tax expense	(2.0)	(4.2)
Net loss	(25.1)	(36.1)
Less: net income attributable to non-controlling interest	(0.2)	(0.1)
Net loss attributable to Affinion Group, Inc.	$(25.3)	$(36.2)

Net loss	$(25.1)	$(36.1)
Currency translation adjustment, net of tax	(5.0)	(0.3)
Comprehensive loss	(30.1)	(36.4)
Less: comprehensive income attributable to non-controlling interest	(0.1)	(0.1)
Comprehensive loss attributable to Affinion Group, Inc.	$(30.2)	$(36.5)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND YEAR ENDED DECEMBER 31, 2014

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2015	$102.6	$(1,720.8)	$1.2	$1.1	$(1,615.9)
Net income (loss)	—	(25.3)	—	0.2	(25.1)
Currency translation adjustment, net of tax	—	—	(4.9)	(0.1)	(5.0)
Balance, March 31, 2015	$102.6	$(1,746.1)	$(3.7)	$1.2	$(1,646.0)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2014	$102.6	$(1,346.4)	$5.7	$1.1	$(1,237.0)
Net income (loss)	—	(374.4)	—	0.5	(373.9)
Currency translation adjustment, net of tax	—	—	(4.5)	—	(4.5)
Dividend paid to non-controlling interest	—	—	—	(0.5)	(0.5)
Balance, December 31, 2014	$102.6	$(1,720.8)	$1.2	$1.1	$(1,615.9)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In millions)

	For the Three Months Ended
	March 31,	March 31,
	2015	2014
Operating Activities
Net loss	$(25.1)	$(36.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24.2	25.0
Amortization of debt discount and financing costs	2.3	2.9
Facility exit costs	0.5	(0.1)
Share-based compensation	(0.4)	5.0
Deferred income taxes	0.8	3.0
Net change in assets and liabilities:
Restricted cash	2.7	(1.9)
Receivables	(23.0)	(3.9)
Receivables from related parties	5.7	−−
Profit-sharing receivables from insurance carriers	(0.9)	(3.3)
Prepaid commissions	(2.5)	(1.9)
Other current assets	(25.3)	6.5
Contract rights and list fees	0.3	0.2
Other non-current assets	(5.4)	2.4
Accounts payable and accrued expenses	34.8	21.5
Payables to related parties	(1.8)	(2.3)
Deferred revenue	(2.2)	(1.6)
Income taxes receivable and payable	1.1	2.2
Other long-term liabilities	(3.9)	(1.6)
Other, net	3.2	−−
Net cash provided by (used in) operating activities	(14.9)	16.0
Investing Activities
Capital expenditures	(7.2)	(14.1)
Restricted cash	(0.1)	−−
Proceeds from sale of investment	1.5	−−
Net cash used in investing activities	(5.8)	(14.1)
Financing Activities
Borrowings under revolving credit facility, net	29.0	12.0
Financing costs	−−	(2.7)
Principal payments on borrowings	(2.1)	(2.9)
Net cash provided by financing activities	26.9	6.4
Effect of changes in exchange rates on cash and cash equivalents	(1.6)	0.1
Net increase in cash and cash equivalents	4.6	8.4
Cash and cash equivalents, beginning of period	28.0	19.6
Cash and cash equivalents, end of period	$32.6	$28.0
Supplemental Disclosure of Cash Flow Information:
Interest payments	$47.9	$28.8
Income tax payments, net of refunds	$0.2	$(1.0)
Non-cash investing and financing activities:
Accrued capital expenditures	$0.5	$0.9

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 19, 2015 (the “Form 10-K”).

Business Description— The Company is one of the world’s leading customer engagement and loyalty solutions companies. The Company designs, markets and services programs that strengthen and extend customer relationships for many of the world’s largest and most respected companies. The Company’s programs and services include:

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

The intangible assets are comprised of affinity relationships, which are being amortized on an accelerated basis over a weighted-average useful life of eight years. The goodwill, which is expected to be deductible for income tax purposes, has been attributed to the Global Loyalty Products segment. In connection with the acquisition of SkyMall, the Company incurred $0.8 million of acquisition costs, none of which was incurred during the three months ended March 31, 2015 or 2014.

3. INTANGIBLE ASSETS

Intangible assets consisted of:

	March 31, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$937.1	$(931.0)	$6.1
Affinity relationships	639.9	(576.3)	63.6
Proprietary databases and systems	59.7	(57.4)	2.3
Trademarks and tradenames	32.7	(19.1)	13.6
Patents and technology	47.8	(45.2)	2.6
Covenants not to compete	2.6	(2.3)	0.3
	$1,719.8	$(1,631.3)	$88.5

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$939.8	$(932.0)	$7.8
Affinity relationships	649.1	(574.4)	74.7
Proprietary databases and systems	59.9	(57.4)	2.5
Trademarks and tradenames	33.5	(18.8)	14.7
Patents and technology	47.8	(44.6)	3.2
Covenants not to compete	2.6	(2.2)	0.4
	$1,732.7	$(1,629.4)	$103.3

Foreign currency translation resulted in a decrease in intangible assets and accumulated amortization of $12.9 million and $10.9 million, respectively, from December 31, 2014 to March 31, 2015.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended
	March 31,	March 31,
	2015	2014
	(in millions)
Amortizable intangible assets:
Member relationships	$1.1	$3.7
Affinity relationships	9.9	9.9
Proprietary databases and systems	0.1	0.1
Trademarks and tradenames	0.7	0.7
Patents and technology	0.9	0.8
Covenants not to compete	0.1	0.1
	$12.8	$15.3

Based on the Company’s amortizable intangible assets as of March 31, 2015, the Company expects the related amortization expense for fiscal year 2015 and the four succeeding fiscal years to be approximately $41.9 million in 2015, $13.3 million in 2016, $9.1 million in 2017, $8.2 million in 2018 and $7.0 million in 2019.

At January 1, 2015 and March 31, 2015, the Company had gross goodwill of $661.6 million and $655.7 million, respectively, and accumulated impairment losses of $339.4 million at both dates. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty Products segment related to the Apollo Transactions, the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned to the Membership Products segment related to the Prospectiv acquisition and the $292.4 million impairment loss recognized in 2014 impairing a portion of the goodwill assigned to the Membership Products segment.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2014 and the three months ended March 31, 2015 are as follows:

	Balance at				Balance at		Balance at
	January 1,			Currency	December 31,	Currency	March 31,
	2014	Acquisition	Impairment	Translation	2014	Translation	2015
	(in millions)

Membership products	$382.0	$-	$(292.4)	$-	$89.6	$-	$89.6
Insurance and package products	58.3	—	—	—	58.3	—	58.3
Global loyalty products	81.7	15.8	-	—	97.5	—	97.5
International products	84.3	-	-	(7.5)	76.8	(5.9)	70.9
Total	$606.3	$15.8	$(292.4)	$(7.5)	$322.2	$(5.9)	$316.3

4. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	March 31, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)

Contract rights	$56.7	$(56.3)	$0.4	$59.1	$(58.7)	$0.4
List fees	52.7	(36.7)	16.0	51.7	(35.4)	16.3
	$109.4	$(93.0)	$16.4	$110.8	$(94.1)	$16.7

Amortization expense for the three months ended March 31, 2015 and 2014 was $1.3 million and $1.5 million, respectively, of which $1.2 million and $1.4 million, respectively, is included in marketing expense and $0.1 million and $0.1 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income. Based on the Company’s contract rights and list fees as of March 31, 2015, the Company expects the related amortization expense for fiscal year 2015 and the four succeeding fiscal years to be approximately $4.9 million in 2015, $3.8 million in 2016, $2.6 million in 2017, $2.1 million in 2018 and $1.6 million in 2019.

5. LONG-TERM DEBT

Long-term debt consisted of:

	March 31,	December 31,
	2015	2014
	(in millions)
First-lien term loan due 2018	$767.2	$769.2
Second-lien term loan due 2018	425.0	$425.0
Revolving credit facility, expiring in 2018	34.0	5.0
7.875% senior notes due 2018, net of unamortized discount of $1.6 million and $1.7 million, respectively, with an effective interest rate
of 8.31%	473.4	473.3
13.50% senior subordinated notes due 2018, net of unamortized discount of $6.3 million and $6.7 million, respectively, with an
effective interest rate of 14.31%	353.7	353.3
11 1/2% senior subordinated notes due 2015, with an effective
interest rate of 12.25%	2.6	2.6
Capital lease obligations	0.7	0.8
Total debt	2,056.6	2,029.2
Less: current portion of long-term debt	(10.8)	(10.8)
Long-term debt	$2,045.8	$2,018.4

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility matures in April 2018 and the Second Lien Term Loan facility matures in October 2018. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. The Affinion Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%. The weighted average interest rate on the term loan for the three months ended March 31, 2014 was 6.75%. The weighted average interest rate on the First Lien Term Loan and Second Lien Term Loan for the three months ended March 31, 2015 was 6.75% and 8.50%, respectively. The weighted average interest rate on revolving credit facility borrowings for the three months ended March 31, 2015 and 2014 was 7.3% and 7.1%, respectively. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The Affinion Credit Facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The Affinion Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the Affinion Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The Affinion Credit Facility also requires the Company to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined) to EBITDA (as defined) of 4.25:1.00.

As of March 31, 2015 and December 31, 2014, there were outstanding borrowings of $34.0 million and $5.0 million, respectively, under the revolving credit facility. During the three months ended March 31, 2015, the Company had borrowings and repayments of $49.0 million and $20.0 million, respectively, under the revolving credit facility. During the three months ended March 31, 2014, the Company had borrowings and repayments of $42.0 million and $30.0 million, respectively, under the revolving credit facility. As of March 31, 2015, the Company had $30.5 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $15.5 million of letters of credit.

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

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The 2006 senior subordinated notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The 2006 senior subordinated notes mature on October 15, 2015. The Company may redeem some or all of the 2006 senior subordinated notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing the 2006 senior subordinated notes. The 2006 senior subordinated notes are unsecured obligations of the Company and rank junior in right of payment with the Company’s existing and future senior obligations and senior to the Company’s future subordinated indebtedness. At March 31, 2015, the 2006 senior subordinated notes were guaranteed by certain, but not all, subsidiaries of the Company that guarantee Affinion’s 2010 senior notes as discussed in Note 12—Guarantor/Non-Guarantor Supplemental Financial Information. On December 12, 2013, $352.9 million aggregate principal amount of 2006 senior subordinated notes were exchanged for $360.0 million of Investments senior subordinated notes.

On September 13, 2006, the Company completed a registered exchange offer and exchanged all of the then-outstanding 2006 senior subordinated notes for a like principal amount of 2006 senior subordinated notes that have been registered under the Securities Act of 1933, as amended.

The amended Affinion Credit Facility, the 2010 senior notes and the 2013 senior subordinated notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Under the Affinion Credit Facility, the Company generally may pay dividends of up to approximately $13.8 million in the aggregate, provided that no default or event of default has occurred or is continuing, or would result from the dividend. Under the Affinion Credit Facility, payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow, or requires availability under specified baskets. The covenants in the Affinion Credit Facility also require compliance with a senior secured leverage ratio. During the three months ended March 31, 2015 and 2014, the Company did not pay any cash dividends to Affinion Holdings. The Company was in compliance with the covenants referred to above as of March 31, 2015. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of 2010 senior notes. Affinion Holdings used a portion of the proceeds of $320.3 million (net of issue discount), along with proceeds from a cash dividend from the Company in the amount of $115.3 million, to repay its senior unsecured term loan. A portion of the remaining proceeds from the offering of the 2010 senior notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The indenture governing Affinion Holdings’ 2010 senior notes contains restrictive covenants related primarily to the Company’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company did not make any dividend distributions to Affinion Holdings during the three months ended March 31, 2015 and 2014. The Company expects that, in the future, to the extent that it is permitted contractually and legally to pay cash dividends to Affinion Holdings, Affinion Holdings may require the Company to pay cash dividends to enable Affinion Holdings to service its net cash obligations under Affinion Holdings’ 2010 senior notes and Affinion Holdings’ 2013 senior notes (as defined below). The Company and its subsidiaries do not guarantee Affinion Holdings’ 2010 senior notes.

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

6. INCOME TAXES

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of March 31, 2015 and December 31, 2014, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of March 31, 2015 and December 31, 2014, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three months ended March 31, 2015 and 2014 were (8.8)% and (13.2)%, respectively. The difference in the effective tax rates for the three months ended March 31, 2015 and 2014 is primarily a result of the decrease from loss before income taxes and non-controlling interest of $31.9 million for the three months ended March 31, 2014 to a loss before income taxes and non-controlling interest of $23.1 million for the three months ended March 31, 2015 and a decrease in the income tax provision from $4.2 million for the three months ended March 31, 2014 to $2.0 million for the three months ended March 31, 2015. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million of interest related to uncertain tax positions arising in each of the three months ended March 31, 2015 and 2014. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the three months ended March 31, 2015 decreased by $0.8 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

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

On May 12, 2014, remaining Defendants in the consolidated cases filed answers in which they denied the material allegations of the consolidated amended complaint.  On April 28, 2014, Plaintiffs filed a motion seeking interlocutory appellate review of portions of the court’s order of March 28, 2014.  Briefing on the motion was completed on June 5, 2014.  On March 26, 2015, the court denied Plaintiff’s motion for interlocutory appeal.  On March 20, 2015, the court set a deadline of April 30, 2015, for the parties to provide a report to the court with a proposed joint schedule for resolving the remaining claims in the lawsuit.

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the defendants moved to dismiss the initial complaint, which plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the court heard oral argument on plaintiff’s motion to strike the Company’s request for judicial notice of the plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the court denied plaintiff’s motion to strike.  The court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The court permitted the plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery is currently stayed in the case. The July 17, 2014 order indicated that the court will set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the defendants to file their opening briefs on January 9, 2015.  The plaintiff filed his opposition brief on March 24, 2015, and the defendants’ reply briefs in response to that opposition are due on April 24, 2015.  The court has not yet scheduled a hearing on the defendants’ motions to dismiss the second amended complaint.

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

On February 7, 2014 a class action lawsuit was filed against the Company and one of its clients in the United States District Court for the District of Massachusetts alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, money had and received, conversion, misrepresentation, violation of the Massachusetts Consumer Protection Act and equitable relief.  Claims are based on allegations that plaintiff was enrolled and billed for a package program without plaintiff’s proper consent and knowledge.  On April 4, 2014, the Company filed a motion to dismiss. A hearing on that motion was held on July 24, 2014.  On March 11, 2015, the magistrate judge to whom the motion was referred by the district court judge issued a report and recommendation granting in part and denying in part the motion to dismiss.  The magistrate judge granted the motion to dismiss on the fraud claim, which was dismissed as time-barred, but denied the remainder of the motion.  On March 25, 2015, the Company filed objections to the magistrate judge’s report and recommendation.  Briefing on the objections concluded on April 9, 2015.  We do not know when the court will rule on the objections.

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

On April 18, 2014, Bank of America, N.A. (“Bank of America”) and FIA Card Services, N.A. (“FIA Card Services”) commenced an arbitration proceeding against Trilegiant and Affinion pursuant to the terms of the parties’ servicing agreements. In the arbitration proceeding, Bank of America asserted various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses and costs, including in particular customer refunds and reasonable attorneys’ fees that Bank of America incurred related to consent orders entered into by Bank of America with the Office of the Comptroller of the Currency on April 7, 2014 and with the CFPB on April 9, 2014. On May 16, 2014, Trilegiant commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 7, 2014, the parties agreed to stay one of the arbitrations initiated by Trilegiant and to dismiss the other arbitrations without prejudice, pending mediation. On September 22, 2014, Bank of America and Trilegiant participated in a mediation to attempt to resolve their outstanding disputes. The mediation process was ultimately unsuccessful in resolving the parties’ disputes.  As such, the parties have resumed the arbitration process.  Dispositive motions will be briefed in the summer of 2015, and assuming those are unsuccessful in resolving all outstanding disputes between the parties, the final arbitration hearing is scheduled to take place in mid-October 2015.  Assuming the parties submit post-hearing memoranda, a decision is not expected until late 2015 or early 2016.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of March 31, 2015, the Company provided guarantees for surety bonds totaling approximately $10.8 million and issued letters of credit totaling $17.6 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of March 31, 2015, there were 2.1 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of March 31, 2015, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.5 million shares of Affinion Holdings’ common stock. On March 28, 2014, the Company modified approximately 0.5 million of the outstanding options under the Webloyalty 2005 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. At March 31, 2015, the outstanding options had exercise prices ranging from $1.14 to $7.32. All of the outstanding options were vested as of March 31, 2015 and expire between December 2016 and April 2024.

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

Stock Options

During the three months ended March 31, 2015 and 2014, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three months ended March 31, 2015 and 2014, there were no stock options granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three months ended March 31, 2015 and 2014, there were no stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.

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

2014 Grants

Expected volatility	85%
Expected life (in years)	6.25
Risk-free interest rate	2.04%
Expected dividends	—

A summary of option activity for the three months ended March 31, 2015 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to	2007 Plan
	Employees -	Employees -	Employees -	Board of	Grants to
	Tranche A	Tranche B	Tranche C	Directors	Employees

Outstanding options at January 1, 2015	1,109	554	554	383	4,003
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(14)	(9)	(9)	—	(151)
Outstanding options at March 31, 2015	1,095	545	545	383	3,852
Vested or expected to vest at March 31, 2015	1,095	545	545	383	3,852
Exercisable options at March 31, 2015	1,095	531	531	383	2,161
Weighted average remaining contractual term (in years)	7.6	7.8	7.8	6.9	9.0
Weighted average grant date fair value per option
granted in 2015	—	—	—	$-	$-
Weighted average exercise price of exercisable options
at March 31, 2015	$1.18	$1.18	$1.18	$1.57	$2.71
Weighted average exercise price of outstanding options
at March 31, 2015	$1.18	$1.18	$1.18	$1.57	$2.06

Based on the estimated fair values of options granted, stock-based compensation expense for the three months ended March 31, 2015 and 2014 totaled $0.6 million and $4.0 million, respectively. The stock-based compensation expense recognized during the three months ended March 31, 2014 included $3.4 million of stock-based compensation expense recognized during the three months ended March 31, 2014 related to the modification of certain stock options held by approximately 200 employees. As of March 31, 2015, there was $1.7 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.2 years.

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

A summary of restricted stock unit activity for the three months ended March 31, 2015 is presented below (number of restricted stock units in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value

Outstanding restricted unvested awards at January 1, 2015	522	1.14
Granted	—
Vested	(261)	1.14
Forfeited	—
Outstanding restricted unvested awards at March 31, 2015	261	1.14
Weighted average remaining contractual term (in years)	0.9

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three months ended March 31, 2015 and 2014 was of $0.1 million and $1.0 million, respectively. As of March 31, 2015, there was $0.2 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.4 years.

Incentive Awards

On April 1, 2014, the Compensation Committee of the Board approved the terms of the Affinion Group Holdings, Inc. 2014 Performance Incentive Award Program (the “2014 Performance Program”), an equity and cash incentive award program intended to foster retention of key employees of the Company. The awards to key employees consisted of performance incentive units (“PIUs”) and a cash incentive award (“CIA”) and the aggregate cash value of awarded PIUs and CIA comprise the Award Value. The number of PIUs awarded to a participant, which will be awarded from the 2007 Plan, will be equal to the quotient of (i) 50% of the Award Value divided by (ii) the fair market value per share of common stock as of the grant date, which was determined to be $1.14. The amount of the CIA granted to a participant was equal to 50% of the Award Value. Each of the two components of an award was subject to adjustment based on the achievement of performance goals. The awards were subject to certain performance and time-based vesting factors. The maximum number of PIUs and the maximum amount of the CIA into which a participant would be eligible to vest would be determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year. A participant’s maximum amount of PIUs and the maximum amount of a participant’s CIA would vest in three substantially equal installments on March 15, 2015, 2016 and 2017, subject to that participant’s continued service with the Company on each applicable vesting date. Each PIU that would have vested on a vesting date would be settled for a share of common stock and for the portion of the CIA that vested on a vesting date the Company would have paid the participant an amount equal to the vested portion of the CIA. The aggregate award value granted to participants under the 2014 Performance Program was approximately $9.6 million, subject to adjustment as described above. In March 2015, the Compensation Committee determined that the performance goals established under the 2014 Performance Program had not been achieved and therefore the PIUs and CIA were not eligible to vest and were terminated. During the three months ended March 31, 2015, the Company recognized an expense reduction related to the 2014 Performance Program of $2.2 million, of which $1.1 million related to the common stock portion of the 2014 Performance Program awards.

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the Retention Program. Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Awards are met. The Retention Awards are subject to time-based vesting conditions. An employee’s RUs and CRA will vest in two substantially equal installments on each of March 15, 2016 and March 15, 2017 (each, a “Vesting Date”), subject to that employee’s continued service with Affinion Holdings and its subsidiaries on each applicable Vesting Date. An employee’s RUs and the portion of his or her CRA that become vested as of a given Vesting Date in accordance with the above vesting criteria will be settled as follows: (i) for each RU that vests on such Vesting Date, Affinion Holdings will deliver to the employee on the Settlement Date one share of common stock and (ii) for the portion of the CRA that vests on such Vesting Date, Affinion Holdings will pay to the employee on the Settlement Date an amount in cash equal to such vested portion of the CRA, in each case, subject to applicable tax withholding. An employee’s RUs and the portion of his or her CRA that become vested on a given Vesting Date will be settled as soon as practicable following such Vesting Date but in no event later than the sixtieth (60th) day following such Vesting Date (the “Settlement Date”). Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award.

The aggregate award value granted to participants under the 2015 Performance Program was approximately $8.4 million. During the three months ended March 31, 2015, the Company recognized expense related to the 2015 Performance Program of $0.2 million, of which $0.1 million related to the common stock portion of the 2015 Performance Program awards.

9. RELATED PARTY TRANSACTIONS

Post-Closing Relationships with Cendant

Cendant has agreed to indemnify the Company, Affinion Holdings and the Company’s affiliates (collectively the “indemnified parties”) for breaches of representations, warranties and covenants made by Cendant, as well as for other specified matters, certain of which are described below. Affinion Holdings and the Company have agreed to indemnify Cendant for breaches of representations, warranties and covenants made in the purchase agreement, as well as for certain other specified matters. Generally, all parties’ indemnification obligations with respect to breaches of representations and warranties (except with respect to the matters described below) (i) are subject to a $0.1 million occurrence threshold, (ii) are not effective until the aggregate amount of losses suffered by the indemnified party exceeds $15.0 million (and then only for the amount of losses exceeding $15.0 million), and (iii) are limited to $275.1 million of recovery. Generally, subject to certain exceptions of greater duration, the parties’ indemnification obligations with respect to representations and warranties survived until April 15, 2007 with indemnification obligations related to covenants surviving until the applicable covenant has been fully performed.

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

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of AGLLC or Affinion International Holdings Limited (“Affinion International”), and (3) constitute a breach or violation of its compliance with law representations and warranties and (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of AGLLC or Affinion International.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo and remained an affiliate of Apollo until July 2013. Therefore, for the three months ended March 31, 2015 and 2014, none of the Cendant Entities is a related party.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. In connection with the December 2013 refinancing of Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, Apollo and the Company further amended the consulting agreement, pursuant to which Apollo will not be paid any fees due under the consulting agreement until such time as none of Affinion Holdings’ 2013 senior notes remain outstanding. The amounts expensed related to this consulting agreement were $0.7 million for each of the three month periods ended March 31, 2015 and 2014, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

In July 2014, Novitex Enterprise Solutions, a document outsourcing provider owned by affiliates of Apollo, commenced providing administrative services to the Company. During the three months ended March 31, 2015, the Company recognized expenses of $0.3 million, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of comprehensive income for the three months ended March 31, 2015.

SkyMall, which was acquired by the Company in September 2014, provides fulfillment services to Caesar’s Entertainment Corporation, which is owned by an affiliate of Apollo. During the three months ended March 31, 2015, the Company recognized revenues, net of the cost to acquire the merchandise and gift cards, of $0.4 million, which are included in net revenues in the accompanying unaudited condensed consolidated statement of comprehensive income for the three months ended March 31, 2015.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. In March 2015, the Company sold its ownership interest in Alclear to certain existing members of Alclear who are not related parties or otherwise affiliated with the Company for $1.5 million, and the related gain of $0.5 million is included in other income, net in the accompanying unaudited condensed consolidated statement of comprehensive income for the three months ended March 31, 2015. The Company continues to provide support services to Alclear and recognized revenue of $0.1 million for each of the three month periods ended March 31, 2015 and 2014.

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

On each of May 13, 2014 and November 14, 2014, the Company loaned $1.9 million to Affinion Holdings to be utilized by Affinion Holdings to make interest payments on its 2010 senior notes.

10. FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2015:

								Fair Value At
						2020 and		March 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2015
	(in millions)
Fixed rate debt	$3.0	$0.3	$—	$835.0	$—	$—	$838.3	$550.7
Average interest rate	10.30%	10.30%	10.30%	9.73%
Variable rate debt	$5.8	$7.8	$7.7	$1,204.9	$—	$—	$1,226.2	$1,135.0
Average interest rate (a)	7.38%	7.38%	7.38%	7.78%

(a)	Average interest rate is based on rates in effect at March 31, 2015.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At March 31, 2015, the Company had in place contracts to sell EUR 26.6 million and receive $28.9 million and to sell GBP 13.9 million and receive $20.7 million.

During the three months ended March 31, 2015 and 2014, the Company recognized a realized gain on the forward contracts of $4.3 million and a realized loss on the forward contracts of $0.3 million, respectively. As of March 31, 2015, the Company had a de minimis unrealized loss on the foreign currency forward contracts.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at March 31, 2015 and December 31, 2014 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at March 31, 2015 and December 31, 2014 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At March 31, 2015 and December 31, 2014, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

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

The Segment EBITDA of the Company’s four reportable segments does not include general corporate expenses. General corporate expenses include costs and expenses that are of a general corporate nature or managed on a corporate basis, including primarily stock-based compensation expense and consulting fees payable to Apollo. General corporate expenses have been excluded from the presentation of the Segment EBITDA for the Company’s four reportable segments because they are not reported to the chief operating decision maker for purposes of allocating resources among operating segments or assessing operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2014.

Net Revenues
	For the Three Months Ended
	March 31,	March 31,
	2015	2014
	(in millions)
Membership products	$102.9	$116.1
Insurance and package products	68.3	70.9
Global loyalty products	45.3	41.4
International products	86.1	93.5
Eliminations	(0.3)	(0.5)
	$302.3	$321.4

Segment EBITDA
	For the Three Months Ended
	March 31,	March 31,
	2015	2014
	(in millions)

Membership products	$4.0	$14.3
Insurance and package products	20.5	21.3
Global loyalty products	15.5	15.0
International products	7.2	(7.0)
Total products	47.2	43.6
Corporate	0.3	(5.6)
	$47.5	$38.0

	For the Three Months Ended
	March 31,	March 31,
	2015	2014
	(in millions)
Segment EBITDA	$47.5	$38.0
Depreciation and amortization	(24.2)	(25.0)
Income from operations	$23.3	$13.0

12. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, and the related condensed consolidating statements of operations for the three month periods ended March 31, 2015 and 2014 and the related condensed consolidating statements of cash flows for the three month periods ended March 31, 2015 and 2014 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries (the Company’s subsidiaries that guarantee the 2010 senior notes) on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan.

The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

The supplemental condensed consolidating financial information presented includes Propp Corp. and SkyMall Ventures, LLC, each a recently acquired subsidiary, and Connexions SMV, LLC, a recently formed subsidiary, as Guarantor Subsidiaries. Propp Corp., SkyMall Ventures, LLC and Connexions SMV, LLC guarantee the 2010 senior notes and the 2013 senior subordinated notes, but do not guarantee the 2006 senior subordinated notes.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$4.1	$28.5	$—	$32.6
Restricted cash	0.7	15.6	15.7	—	32.0
Receivables, net	1.6	83.2	53.1	—	137.9
Profit-sharing receivables from insurance carriers	—	29.6	—	—	29.6
Prepaid commissions	—	44.2	6.0	—	50.2
Income taxes receivable	—	0.5	0.7	—	1.2
Intercompany interest receivable	0.5	—	6.1	(6.6)	—
Other current assets	17.0	67.2	36.7	—	120.9
Total current assets	19.8	244.4	146.8	(6.6)	404.4
Property and equipment, net	4.8	88.4	39.5	—	132.7
Contract rights and list fees, net	—	16.4	—	—	16.4
Goodwill	—	245.4	70.9	—	316.3
Other intangibles, net	—	71.2	17.3	—	88.5
Receivables from related parties	25.2	—	—	—	25.2
Investment in subsidiaries	2,214.1	52.1	63.9	(2,330.1)	—
Investment in intercompany notes	—	—	360.0	(360.0)	—
Intercompany loan receivable	215.2	18.0	—	(233.2)	—
Intercompany receivables	—	1,936.5	—	(1,936.5)	—
Other non-current assets	22.1	33.8	12.0	—	67.9
Total assets	$2,501.2	$2,706.2	$710.4	$(4,866.4)	$1,051.4
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$10.3	$0.5	$—	$—	$10.8
Accounts payable and accrued expenses	106.9	179.1	151.8	—	437.8
Payables to related parties	42.4	0.6	—	—	43.0
Intercompany interest payable	6.0	—	0.6	(6.6)	—
Deferred revenue	0.2	60.1	25.2	—	85.5
Income taxes payable	0.9	—	3.0	—	3.9
Total current liabilities	166.7	240.3	180.6	(6.6)	581.0
Long-term debt	1,691.9	0.2	353.7	—	2,045.8
Deferred income taxes	—	32.4	1.7	—	34.1
Deferred revenue	0.3	4.7	4.6	—	9.6
Intercompany notes payable	360.0	—	—	(360.0)	—
Intercompany loans payable	—	—	233.2	(233.2)	—
Intercompany payables	1,926.2	—	10.3	(1,936.5)	—
Other long-term liabilities	3.3	20.1	3.5	—	26.9
Total liabilities	4,148.4	297.7	787.6	(2,536.3)	2,697.4
Total Affinion Group, Inc. deficit	(1,647.2)	2,408.5	(78.4)	(2,330.1)	(1,647.2)
Non-controlling interest in subsidiary	—	—	1.2	—	1.2
Total deficit	(1,647.2)	2,408.5	(77.2)	(2,330.1)	(1,646.0)
Total liabilities and deficit	$2,501.2	$2,706.2	$710.4	$(4,866.4)	$1,051.4

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

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

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$216.1	$86.2	$—	$302.3
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	79.3	36.4	—	115.7
Operating costs	—	55.3	48.3	—	103.6
General and administrative	9.1	17.9	8.0	—	35.0
Facility exit costs	—	0.5	—	—	0.5
Depreciation and amortization	0.3	17.1	6.8	—	24.2
Total expenses	9.4	170.1	99.5	—	279.0
Income from operations	(9.4)	46.0	(13.3)	—	23.3
Interest income	0.2	—	—	—	0.2
Interest expense	(34.1)	—	(13.0)	—	(47.1)
Interest income (expense) - intercompany	(11.9)	—	11.9	—	—
Other income (expense), net	—	—	0.5	—	0.5
Loss before income taxes and non-controlling interest	(55.2)	46.0	(13.9)	—	(23.1)
Income tax expense	(0.3)	(0.9)	(0.8)	—	(2.0)
	(55.5)	45.1	(14.7)	—	(25.1)
Equity in income of subsidiaries	30.2	0.6	—	(30.8)	—
Net loss	(25.3)	45.7	(14.7)	(30.8)	(25.1)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net loss attributable to Affinion Group, Inc.	$(25.3)	$45.7	$(14.9)	$(30.8)	$(25.3)

Net loss	$(25.3)	$45.7	$(14.7)	$(30.8)	$(25.1)
Currency translation adjustment, net of tax	—	—	(5.0)	—	(5.0)
Comprehensive loss	(25.3)	45.7	(19.7)	(30.8)	(30.1)
Less: comprehensive income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive loss attributable to Affinion Group, Inc.	$(25.3)	$45.7	$(19.8)	$(30.8)	$(30.2)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$227.7	$93.7	$—	$321.4
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	82.4	43.0	—	125.4
Operating costs	—	60.3	47.7	—	108.0
General and administrative	10.4	19.8	19.9	—	50.1
Facility exit costs	—	(0.1)	—	—	(0.1)
Depreciation and amortization	0.3	18.9	5.8	—	25.0
Total expenses	10.7	181.3	116.4	—	308.4
Income from operations	(10.7)	46.4	(22.7)	—	13.0
Interest income	0.2	—	—	—	0.2
Interest expense	(31.8)	(0.4)	(12.9)	—	(45.1)
Interest income (expense) - intercompany	(11.7)	—	11.7	—	—
Loss before income taxes and non-controlling interest	(54.0)	46.0	(23.9)	—	(31.9)
Income tax expense	(0.4)	(3.4)	(0.4)	—	(4.2)
	(54.4)	42.6	(24.3)	—	(36.1)
Equity in income of subsidiaries	18.2	5.1	—	(23.3)	—
Net loss	(36.2)	47.7	(24.3)	(23.3)	(36.1)
Less: net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net loss attributable to Affinion Group, Inc.	$(36.2)	$47.7	$(24.4)	$(23.3)	$(36.2)

Net loss	$(36.2)	$47.7	$(24.3)	$(23.3)	$(36.1)
Currency translation adjustment, net of tax	—	—	(0.3)	—	(0.3)
Comprehensive loss	(36.2)	47.7	(24.6)	(23.3)	(36.4)
Less: comprehensive income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive loss attributable to Affinion Group, Inc.	$(36.2)	$47.7	$(24.7)	$(23.3)	$(36.5)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net loss	$(25.3)	$45.7	$(14.7)	$(30.8)	$(25.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.3	17.1	6.8	—	24.2
Amortization of debt discount and financing costs	1.9	—	0.4	—	2.3
Facility exit costs	—	0.5	—	—	0.5
Share-based compensation	(0.4)	—	—	—	(0.4)
Equity in (income) loss of subsidiaries	(30.2)	(0.6)	—	30.8	—
Deferred income taxes	0.1	0.9	(0.2)	—	0.8
Net change in assets and liabilities:
Restricted cash	1.0	2.0	(0.3)	—	2.7
Receivables	(0.2)	(21.1)	(1.7)	—	(23.0)
Receivables from related parties	(12.3)	5.7	12.3	—	5.7
Profit-sharing receivables from insurance carriers	—	(0.9)	—	—	(0.9)
Prepaid commissions	—	(2.4)	(0.1)	—	(2.5)
Other current assets	(5.3)	(14.8)	(5.2)	—	(25.3)
Contract rights and list fees	—	0.3	—	—	0.3
Other non-current assets	—	(5.4)	—	—	(5.4)
Accounts payable and accrued expenses	27.8	3.3	3.7	—	34.8
Payables to related parties	(2.3)	0.5	—	—	(1.8)
Deferred revenue	0.5	(1.9)	(0.8)	—	(2.2)
Income taxes receivable and payable	0.2	—	0.9	—	1.1
Other long-term liabilities	0.2	(4.6)	0.5	—	(3.9)
Other, net	2.1	2.2	(1.1)	—	3.2
Net cash used in operating activities	(41.9)	26.5	0.5	—	(14.9)
Investing Activities
Capital expenditures	0.3	(4.3)	(3.2)	—	(7.2)
Restricted cash	—	—	(0.1)	—	(0.1)
Proceeds from sale of investment	—	—	1.5	—	1.5
Intercompany receivables and payables	—	(20.4)	—	20.4	—
Net cash used in investing activities	0.3	(24.7)	(1.8)	20.4	(5.8)
Financing Activities
Borrowings under revolving credit facility, net	29.0	—	—	—	29.0
Principal payments on borrowings	(1.9)	(0.2)	—	—	(2.1)
Intercompany receivables and payables	26.5	—	(6.1)	(20.4)	—
Intercompany loans	(19.8)	—	19.8	—	—
Net cash provided by financing activities	33.8	(0.2)	13.7	(20.4)	26.9
Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.6)	—	(1.6)
Net increase in cash and cash equivalents	(7.8)	1.6	10.8	—	4.6
Cash and cash equivalents, beginning of period	7.8	2.5	17.7	—	28.0
Cash and cash equivalents, end of period	$—	$4.1	$28.5	$—	$32.6

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net loss	$(36.2)	$47.7	$(24.3)	$(23.3)	$(36.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0.3	18.9	5.8	—	25.0
Amortization of debt discount and financing costs	2.4	—	0.5	—	2.9
Facility exit costs	(0)	—	—	—	(0.1)
Share-based compensation	5.0	—	—	—	5.0
Equity in (income) loss of subsidiaries	(18.2)	(5.1)	—	23.3	—
Deferred income taxes	0.1	3.2	(0.3)	—	3.0
Net change in assets and liabilities:
Restricted cash	—	(0.6)	(1.3)	—	(1.9)
Receivables	0.5	5.6	(10.0)	—	(3.9)
Receivables from related parties	3.2	—	(3.2)	—	—
Profit-sharing receivables from insurance carriers	—	(3.3)	—	—	(3.3)
Prepaid commissions	—	(2.2)	0.3	—	(1.9)
Other current assets	(1.7)	13.0	(4.8)	—	6.5
Contract rights and list fees	—	0.2	—	—	0.2
Other non-current assets	—	2.2	0.2	—	2.4
Accounts payable and accrued expenses	1.1	(11.7)	32.1	—	21.5
Payables to related parties	(2.3)	—	—	—	(2.3)
Deferred revenue	—	(0.2)	(1.4)	—	(1.6)
Income taxes receivable and payable	0.3	0.4	1.5	—	2.2
Other long-term liabilities	0.3	(2.1)	0.2	—	(1.6)
Net cash provided by operating activities	(45.3)	66.0	(4.7)	—	16.0
Investing Activities
Capital expenditures	(2.6)	(8.0)	(3.5)	—	(14.1)
Intercompany receivables and payables	—	(58.1)	—	58.1	—
Net cash used in investing activities	(2.6)	(66.1)	(3.5)	58.1	(14.1)
Financing Activities
Repayments under revolving credit facility, net	12.0	—	—	—	12.0
Financing costs	(2.7)	—	—	—	(2.7)
Principal payments on borrowings	(2.8)	(0.1)	—	—	(2.9)
Intercompany receivables and payables	48.2	—	9.9	(58.1)	—
Intercompany loans	(6.4)	—	6.4	—	—
Net cash provided by financing activities	48.3	(0.1)	16.3	(58.1)	6.4
Effect of changes in exchange rates on cash and cash equivalents	—	—	0.1	—	0.1
Net increase in cash and cash equivalents	0.4	(0.2)	8.2	—	8.4
Cash and cash equivalents, beginning of period	1.7	2.9	15.0	—	19.6
Cash and cash equivalents, end of period	$2.1	$2.7	$23.2	$—	$28.0

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

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

●

Overview. This section provides a general description of our business and operating segments, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

●

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2015 and 2014. This analysis is presented on both a consolidated basis and on an operating segment basis.

●

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the three months ended March 31, 2015 and 2014 and our financial condition as of March 31, 2015, as well as a discussion of our liquidity and capital resources.

●

Critical accounting policies. This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, we refer you to our audited consolidated financial statements as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, included in the Form 10-K for a summary of our significant accounting policies.

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

●

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

●

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend was incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the three months ended March 31, 2015 and the year ended December 31, 2014, in excess of 95% of our new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

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

In addition to providing merchandise, gift cards and experiential rewards for loyalty programs, SkyMall provides services including strategy, creative, technology and fulfillment. The acquisition of SkyMall is expected to enhance the Company’s position as a leading loyalty program administrator and incentives provider, as well as solidify the Company’s position within certain current verticals and provide access to certain new verticals.

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

	Three Months Ended
	March 31,
	2015	2014

Global Average Subscribers, excluding Basic Insureds	38,191	40,196
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds (1)	$26.59	$27.49
Global Membership Subscribers
Average Global Retail Subscribers (2)	7,386	7,906
Annualized Net Revenue Per Global Average Subscriber (1)	$82.31	$85.08
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale (2)	27,153	28,472
Annualized Net Revenue Per Global Average Package and Wholesale Subscriber (1)	$6.40	$6.78
Global Insureds
Average Supplemental Insureds (2)	3,652	3,818
Annualized Net Revenue Per Supplemental Insured (1)	$64.00	$62.67
Global Average Subscribers, including Basic Insureds	57,821	60,556

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table summarizes our consolidated results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended	Three Months Ended
	March 31,	March 31,	Increase
	2015	2014	(Decrease)
	(in millions)
Net revenues	$302.3	$321.4	$(19.1)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	115.7	125.4	(9.7)
Operating costs	103.6	108.0	(4.4)
General and administrative	35.0	50.1	(15.1)
Facility exit costs	0.5	(0.1)	0.6
Depreciation and amortization	24.2	25.0	(0.8)
Total expenses	279.0	308.4	(29.4)
Income from operations	23.3	13.0	10.3
Interest income	-	0.2	(0.2)
Interest expense	(47.1)	(45.1)	(2.0)
Other income, net	0.7	-	0.7
Loss before income taxes and non-controlling interest	(23.1)	(31.9)	8.8
Income tax expense	(2.0)	(4.2)	2.2
Net loss	(25.1)	(36.1)	11.0
Less: net income attributable to non-controlling interest	(0.2)	(0.1)	(0.1)
Net loss attributable to Affinion Group, Inc.	$(25.3)	$(36.2)	$10.9

Summary of Operating Results for the Three Months Ended March 31, 2015

The following is a summary of changes affecting our operating results for the three months ended March 31, 2015.

Net revenues decreased $19.1 million, or 5.9%, for the three months ended March 31, 2015 as compared to the same period of the prior year primarily from lower retail revenues from a decline in retail member volumes in Membership Products and lower revenue in International Products primarily from an unfavorable foreign exchange impact.

         Segment EBITDA increased $9.6 million as the impact of the lower net revenues was more than offset by lower marketing and commissions, lower operating costs and lower general and administrative expense.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following section provides an overview of our consolidated results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Net Revenues. During the three months ended March 31, 2015 we reported net revenues of $302.3 million, a decrease of $19.1 million, or 5.9%, as compared to net revenues of $321.4 million in the comparable period of 2014.  Net revenues in Membership Products decreased $13.2 million primarily due to the continued attrition of legacy members, including those from our large financial institution partners, partially offset by increased revenues from new joins acquired through partners with whom we are actively marketing.  Insurance and Package Products revenues decreased $2.6 million primarily due to a higher cost of insurance from higher claims experience, lower supplemental insureds and the impact of lower average Package members. Global Loyalty Products net revenues increased $3.9 million primarily from growth with existing clients. International Products net revenues decreased $7.4 million. On a currency consistent basis, International Products net revenues increased $6.4 million due to higher retail membership revenue in both our online and offline channels associated with increased members and growth in existing clients in the wholesale sector. This increase was more than offset by an unfavorable foreign exchange impact of $13.8 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $9.7 million, or 7.7%, to $115.7 million for the three months ended March 31, 2015 from $125.4 million for the three months ended March 31, 2014. Marketing and commissions expense decreased in Membership Products by $3.7million primarily attributable to the migration of certain partner compensation arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing.  Costs decreased in International Products by $6.6 million primarily due to the impact of the stronger U.S. dollar.

Operating Costs. Operating costs decreased by $4.4 million, or 4.1%, to $103.6 million for the three months ended March 31, 2015 from $108.0 million for the three months ended March 31, 2014. Operating costs decreased $3.5 million in International Products primarily due to the impact of the stronger U.S. dollar.

General and Administrative Expense. General and administrative expense decreased by $15.1 million, or 30.1% to $35.0 million for the three months ended March 31, 2015 from $50.1 million for the three months ended March 31, 2014. Costs decreased $11.4 million in International Products primarily due to the absence in 2015 of recording charges for additional legal reserves and fees of $12.5 million in 2014 related to the FCA inquiry.  Corporate costs decreased by $5.9 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily from lower stock compensation costs, principally due to an adjustment to modify a portion of the outstanding stock options by adjusting their exercise price and extending their contractual life. Costs increased $1.9 million in Membership Products primarily due to higher restructuring costs, principally severance.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $0.8 million for the three months ended March 31, 2015 to $24.2 million from $25.0 million for the three months ended March 31, 2014, primarily from lower amortization expense recorded in 2015 as compared to 2014 in the amount of $2.7 million related to intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis. This decrease was partially offset by an increase in depreciation expense of $1.8 million primarily the result of recent capital expenditures related to various upgrades in international systems.

Interest Expense. Interest expense increased $2.0 million, or 4.4% to $47.1 million for the three months ended March 31, 2015 from $45.1 million for the three months ended March 31, 2014, as higher interest expense associated with higher interest rates and increased principal amount of term loan borrowings associated with the May 2014 amendment of our senior secured credit facility was partially offset by lower interest expense associated with lower credit facility borrowings.

Income Tax Expense. Income tax expense decreased by $2.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to a decrease in the current state and deferred state and federal tax liabilities for the three months ended March 31, 2015, partially offset by an increase in the foreign current and deferred tax liabilities for the same period.

The Company’s effective income tax rates for the three months ended March 31, 2015 and 2014 were (8.8)% and (13.2)%, respectively. The difference in the effective tax rates for the three months ended March 31, 2015 and 2014 is primarily a result of a decrease in loss before income taxes and non-controlling interest of $31.9 million for the three months ended March 31, 2014 to a $23.1 million loss before income taxes and non-controlling interests for the three months ended March 31, 2015 and a decrease in the income tax provision from $4.2 million for the three months ended March 31, 2014 to $2.0 million for the three months ended March 31, 2015. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes and related foreign tax credits, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended March 31,
	Net Revenues			Segment EBITDA (1)
			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in millions)
Membership Products	$102.9	$116.1	$(13.2)	$4.0	$14.3	$(10.3)
Insurance and Package Products	68.3	70.9	(2.6)	20.5	21.3	(0.8)
Global Loyalty Products	45.3	41.4	3.9	15.5	15.0	0.5
International Products	86.1	93.5	(7.4)	7.2	(7.0)	14.2
Eliminations	(0.3)	(0.5)	0.2	-	-	-
Total products	302.3	321.4	(19.1)	47.2	43.6	3.6
Corporate	—	-	-	0.3	(5.6)	5.9
Total	$302.3	$321.4	$(19.1)	47.5	38.0	9.5
Depreciation and amortization				(24.2)	(25.0)	0.8
Income (loss) from operations				$23.3	$13.0	$10.3

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Membership Products. Membership Products net revenues decreased by $13.2 million, or 11.4%, to $102.9 million for the three months ended March 31, 2015 as compared to $116.1 million for the three months ended March 31, 2014. Net revenues decreased primarily due to the continued attrition of legacy members, including those from our large financial institution partners, partially offset by increased revenues from new joins acquired through partners with whom we are actively marketing.

Segment EBITDA decreased by $10.3 million, or 72.0%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Segment EBITDA decreased as the impact of the lower net revenues of $13.2 million and higher general and administrative costs of $1.9 million was partially offset by lower marketing and commissions of $3.7 million and lower operating costs of $1.7 million. The lower marketing and commissions were primarily the result of the migration of certain partner compensation arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. The lower operating costs were primarily from lower product and servicing costs associated with the lower retail member volumes. The higher general and administrative costs were primarily due to higher restructuring costs, principally severance.

Insurance and Package Products. Insurance and Package Products net revenues decreased by $2.6 million, or 3.7%, to $68.3 million for the three months ended March 31, 2015 as compared to $70.9 million for the three months ended March 31, 2014. Insurance revenue decreased approximately $1.5 million primarily due to a higher cost of insurance from higher claims experience and lower supplemental insureds. Package revenue decreased approximately $1.1 million primarily due to the impact of lower average Package members.

Segment EBITDA decreased by $0.8 million, or 3.8%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as the impact of the lower net revenues of $2.6 million was partially offset by lower operating costs and lower general administrative expenses totaling $1.7 million primarily the result of lower employee related costs.

Global Loyalty Products. Revenues from Global Loyalty Products increased by $3.9 million, or 9.4%, for the three months ended March 31, 2015 to $45.3 million as compared to $41.4 million for the three months ended March 31, 2014 primarily from increased revenues related to growth with existing clients.

Segment EBITDA increased by $0.5 million, or 3.3%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, as the increased margins associated with existing clients was primarily offset by additional costs from one-time integration expenses.

International Products. International Products net revenues decreased by $7.4 million, or 7.9%, to $86.1 million for the three months ended March 31, 2015 as compared to $93.5 million for the three months ended March 31, 2014. Net revenues increased $6.4 million on a currency consistent basis primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members and growth in existing clients in the wholesale sector. These increases were more than offset by the negative impact from the stronger U.S. dollar of $13.8 million.

Segment EBITDA increased $14.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as the lower net revenue of $7.4 million was more than offset by lower general and administration costs of $11.4 million, lower marketing and commissions of $6.6 million and lower operating costs of $3.5 million. General and administrative costs decreased primarily due to the absence in 2015 of recording charges for additional legal reserves and fees of $12.5 million in 2014 related to the FCA inquiry. The lower marketing and commissions and lower operating costs were primarily attributable to the impact of the stronger U.S. dollar.

Corporate

Corporate costs increased by $5.9 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily from lower stock compensation costs. 2014 included an adjustment to modify a portion of the outstanding stock options by adjusting their exercise price and extending their contractual life.

Financial Condition, Liquidity and Capital Resources

Financial Condition—March 31, 2015 and December 31, 2014

	March 31,	December 31,	Increase
	2015	2014	(Decrease)
	(in millions)
Total assets	$1,051.4	$1,037.7	$13.7
Total liabilities	2,697.4	2,653.6	43.8
Total deficit	(1,646.0)	(1,615.9)	(30.1)

Total assets increased by $13.7 million principally due to (i) an increase in receivables of $18.6 million principally due to the impact of seasonality in Global Loyalty Products’ travel business and (ii) an increase in other current assets of $16.3 million principally due to an increase in gift card inventory of $9.5 million. These increases were partially offset by a decrease in other intangibles, net of $14.8 million, principally due to amortization expense of $12.8 million.

Total liabilities increased by $43.8 million, principally due to (i) an increase in long-term debt of $27.4 million, principally due to an increase in outstanding borrowings under the revolving credit facility of $29.0 million and (ii) an increase in account payables and accrued expenses of $26.0 million due to higher accruals for payroll and other employee-related costs and an increase in accounts payable due to the timing of payments.

Total deficit increased by $30.1 million, due to a net loss of $25.1 million and foreign currency translation effect of $5.0 million.

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

Cash Flows—Three Months Ended March 31, 2015 and 2014

At March 31, 2015, we had $32.6 million of cash and cash equivalents on hand, an increase of $4.6 million from $28.0 million at March 31, 2014. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Three Months Ended March 31,
	2015	2014	Change
	(in millions)
Cash provided by (used in):
Operating activities	$(14.9)	$16.0	$(30.9)
Investing activities	(5.8)	(14.1)	8.3
Financing activities	26.9	6.4	20.5
Effect of exchange rate changes	(1.6)	0.1	(1.7)
Net change in cash and cash equivalents	$4.6	$8.4	$(3.8)

Operating Activities

During the three months ended March 31, 2015, we generated $30.9 million less cash from operating activities than during the three months ended March 31, 2014. Segment EBITDA increased by $9.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 (see “—Results of Operations”). In addition, other current assets generated cash flows during the three months ended March 31, 2015 that were $31.8 million less favorable than the cash flows generated during the three months ended March 31, 2014 and receivables generated cash flows during the three months ended March 31, 2015 that were $19.1 million less favorable than the cash flows generated during the three months ended March 31, 2014.

Investing Activities

We used $8.3 million less cash in investing activities during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, we used $7.2 million for capital expenditures and received $1.5 million in connection with the sale of an investment. During the three months ended March 31, 2014, we used $14.1 million for capital expenditures.

Financing Activities

We provided $20.5 million more cash from financing activities during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, we had net borrowings under Affinion’s revolving credit facility of $29.0 million and made principal payments on our debt of $2.1 million. During the three months ended March 31, 2014, we had net borrowings under Affinion’s revolving credit facility of $12.0 million, incurred financing costs of $2.7 million and made principal payments on our debt of $2.9 million.

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

As of March 31, 2015, we had approximately $2.1 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years due to higher principal amounts and higher interest rates associated with the new indebtedness incurred in December 2013 and the related amendment to our senior secured credit facility that increased the applicable margins and the May 2014 amendment to our senior secured credit facility that included the issuance of second lien term debt as well as first lien term debt.

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

Our senior subordinated bridge loan facility was refinanced in part with the proceeds from the offering of 2006 senior subordinated notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our 2006 senior subordinated notes is payable semi-annually. We may redeem some or all of the 2006 senior subordinated notes at the redemption prices (generally at a premium) set forth in the agreement governing the 2006 senior subordinated notes. The 2006 senior subordinated notes are unsecured obligations. At March 31, 2015, the 2006 senior subordinated notes were guaranteed by certain, but not all, subsidiaries that guarantee our 2010 senior notes as discussed in Note 12 – Guarantor/Non-Guarantor Supplemental Financial Information. In December 2013, Affinion Investments exchanged $352.9 million face amount of our outstanding 2006 senior subordinated notes for $360.0 million face amount Investments 2013 senior subordinated notes. Affinion Investments then exchanged with the Company all of the 2006 senior subordinated notes received by it in the exchange offer for the Company’s 2013 senior subordinated notes.

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility matures in April 2018 and the Second Lien Term Loan facility matures in October 2018. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. Our senior secured credit facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%. The weighted average interest rate on the term loan for the three months ended March 31, 2014 was 6.75% per annum. The weighted average interest rate on the First Lien Term Loan and Second Lien Term Loan for the three months ended March 31, 2015 was 6.75% and 8.50%, respectively. The weighted average interest rate on revolving credit facility borrowings for the three months ended March 31, 2015 and 2014 was 7.3% and 7.1% per annum, respectively. Our obligations under our senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Our senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined in our senior secured credit facility) to EBITDA (as defined in our senior secured credit facility) of 4.25:1.00. A portion of the April 2010 proceeds of the term loan under our senior secured credit facility were utilized to repay the outstanding balance of the then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

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

At March 31, 2015, on a consolidated basis, the Company had $767.2 million outstanding under the First Lien Term Loans, $425.0 million outstanding under the Second Lien Term Loans, $475.0 million ($473.4 million net of discount) outstanding under the 2010 senior notes, $2.6 million outstanding under the 2006 senior subordinated notes and $360.0 million ($353.7 million net of discount) outstanding under the 2013 senior subordinated notes. At March 31, 2015, there was $34.0 million outstanding under the revolving credit facility and the Company had $30.5 million available under the revolving credit facility after giving effect to the issuance of $15.5 million of letters of credit.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our 2010 senior notes and our 2013 senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our senior secured credit facility requires us to maintain a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our senior secured credit facility (senior secured debt, as defined, to Adjusted EBITDA, as defined) must be equal to or less than 4.25 to 1.0 at March 31, 2015. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the 2010 senior notes and the 2013 senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of March 31, 2015, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Set forth below is a reconciliation of our consolidated net cash used in operating activities for the twelve months ended March 31, 2015 to Adjusted EBITDA.

For the Twelve
Months Ended
March 31, 2015 (a)
(in millions)
Net cash provided by (used in) operating activities	$9.9
Interest expense, net	181.1
Income tax benefit	(40.7)
Amortization of debt discount and financing costs	(9.5)
Provision for loss on accounts receivable	(0.3)
Deferred income taxes	45.6
Changes in assets and liabilities	10.7
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings (b)	53.9
Other, net (c)	19.0
Adjusted EBITDA, excluding pro forma adjustments (d)	269.7
Effect of the pro forma adjustments (e)	10.4
Adjusted EBITDA, including pro forma adjustments (f)	$280.1

(a)

Represents consolidated financial data for the year ended December 31, 2014, minus consolidated financial data for the three months ended March 31, 2014, plus consolidated financial data for the three months ended March 31, 2015.

(b)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition, legal costs for certain legal matters and costs associated with severance incurred.
(c)

Eliminates (i) net changes in certain reserves, (ii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iii) costs associated with certain strategic and corporate development activities, including business optimization, (iv) consulting fees payable to Apollo, and (v) the impact of an adjustment related to the recognition of International Products retail revenue.

(d)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to (i) the acquisition of Propp Corp. that was completed in the third quarter of 2014, (ii) the acquisition of SkyMall that was completed in the third quarter of 2014, or (iii) projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such acquisitions, restructurings and cost savings initiatives had occurred on April 1, 2014 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes.

(e)

Gives effect to the projected annualized benefits of the acquisitions of Propp Corp. and SkyMall, restructurings and other cost savings initiatives as if such acquisitions, restructurings and cost savings initiatives had occurred on April 1, 2014.

(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group, Inc. for the twelve months ended March 31, 2015 to Adjusted EBITDA as required by our credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes.

For the Twelve
Months Ended
March 31, 2015 (a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(363.5)
Interest expense, net	181.1
Income tax benefit	(40.7)
Non-controlling interest	0.6
Other income, net	(0.5)
Loss on extinguishment of debt	6.0
Depreciation and amortization	108.9
Effect of purchase accounting, reorganizations and non-recurring revenues and gains (b)	—
Certain legal costs (c)	26.5
Net cost savings (d)	27.4
Other, net (e)	323.9
Adjusted EBITDA, excluding pro forma adjustments (f)	269.7
Effect of the pro forma adjustments (g)	10.4
Adjusted EBITDA, including pro forma adjustments (h)	$280.1
Senior secured leverage ratio (i)	2.79
Fixed charge coverage ratio (j)	1.61

(a)

Represents consolidated financial data for the year ended December 31, 2014, minus consolidated financial data for the three months ended March 31, 2014, plus consolidated financial data for the three months ended March 31, 2015.

(b)	Eliminates the effect of purchase accounting related to the Apollo Transactions and Back-Up and Travel acquisition.
(c)	Represents the elimination of legal costs for certain legal matters.
(d)	Represents the elimination of costs associated with severance incurred.
(e)

Eliminates (i) net changes in certain reserves, (ii) share-based compensation expense, (iii) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (iv) costs associated with certain strategic and corporate development activities, including business optimization, (v) consulting fees payable to Apollo, (vi) facility exit costs, (vii) the impairment charge related to the goodwill of Membership Products, (viii) the impact of an adjustment related to the recognition of International Products retail revenue and (ix) debt refinancing expenses.

(f)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to (i) the acquisition of Propp Corp. that was completed in the third quarter of 2014, (ii) the acquisition of SkyMall that was completed in the third quarter of 2014, or (iii) projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such acquisitions, restructurings and cost savings initiatives had occurred on April 1, 2014 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes.
(g)

Gives effect to the projected annualized benefits of the acquisitions of Propp Corp. and SkyMall, restructurings and other cost savings initiatives as if such acquisitions, restructurings and cost savings initiatives had occurred on April 1, 2014.

(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (g) above.
(i)

The senior secured leverage ratio is defined in our amended and restated senior secured credit facility, as amended on May 20, 2014 (senior secured debt, as defined, to Adjusted EBITDA, as defined). The senior secured leverage ratio must be equal to or less than 4.25 to 1.0 at March 31, 2015.

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

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, valuation of interest rate swaps and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for profit sharing receivables from insurance carriers, accruals and income tax valuation allowances, litigation accruals, estimated fair value of stock based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments. In addition, we refer you to our audited consolidated financial statements as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, included in our Form 10-K for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative instruments for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of March 31, 2015 (dollars are in millions unless otherwise indicated):

								Fair Value At
						2020 and		March 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2015
	(in millions)
Fixed rate debt	$3.0	$0.3	$—	$835.0	$—	$—	$838.3	$550.7
Average interest rate	10.30%	10.30%	10.30%	9.73%
Variable rate debt	$5.8	$7.8	$7.7	$1,204.9	$—	$—	$1,226.2	$1,135.0
Average interest rate (a)	7.38%	7.38%	7.38%	7.78%

(a)	Average interest rate is based on rates in effect at March 31, 2015.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At March 31, 2015, the Company had in place contracts to sell EUR 26.6 million and receive $28.9 million and to sell GBP 13.9 million and receive $20.7 million.

During the three months ended March 31, 2015 and 2014, the Company recognized a realized gain on the forward contracts of $4.3 million and a realized loss of $0.3 million on the forward contracts, respectively. As of March 31, 2015, the Company had a de minimis unrealized loss on the foreign currency forward contracts.

At March 31, 2015, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

None.

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

AFFINION GROUP, INC.
Date:	April 30, 2015	By:	/S/ Gregory S. Miller
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