Form 10-Q
period 2015-09-30
Affinion Group, Inc.
filed 2015-11-12
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 6, 2015 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(In millions, except share amounts)

	September 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$55.7	$28.0
Restricted cash	32.0	35.8
Receivables (net of allowances for doubtful accounts of $1.9 and $8.5, respectively)	112.2	119.3
Profit-sharing receivables from insurance carriers	24.4	28.7
Prepaid commissions	46.6	48.0
Income taxes receivable	1.1	1.3
Other current assets	117.2	104.6
Total current assets	389.2	365.7
Property and equipment, net	124.5	139.0
Contract rights and list fees, net	17.0	16.7
Goodwill	317.0	322.2
Other intangibles, net	64.1	103.3
Receivables from related parties	27.1	25.2
Other non-current assets	73.6	65.6
Total assets	$1,012.5	$1,037.7

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$10.4	$10.8
Accounts payable and accrued expenses	397.3	411.8
Payables to related parties	45.7	45.2
Deferred revenue	81.6	89.9
Income taxes payable	2.3	3.2
Total current liabilities	537.3	560.9
Long-term debt	2,074.7	2,018.4
Deferred income taxes	36.6	33.0
Deferred revenue	9.4	10.0
Other long-term liabilities	26.0	31.3
Total liabilities	2,684.0	2,653.6
Commitments and contingencies

Deficit:
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	102.6	102.6
Accumulated deficit	(1,771.2)	(1,720.8)
Accumulated other comprehensive income	(4.2)	1.2
Total Affinion Group, Inc. deficit	(1,672.8)	(1,617.0)
Non-controlling interest in subsidiary	1.3	1.1
Total deficit	(1,671.5)	(1,615.9)
Total liabilities and deficit	$1,012.5	$1,037.7

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net revenues	$291.3	$303.0	$888.6	$928.2
Expenses:
Cost of revenues, exclusive of depreciation
and amortization shown separately below:
Marketing and commissions	104.7	114.8	331.4	360.3
Operating costs	95.1	96.7	298.1	310.7
General and administrative	29.3	50.6	93.1	141.0
Facility exit costs	0.1	1.1	1.2	1.7
Depreciation and amortization	23.7	27.2	71.7	81.3
Total expenses	252.9	290.4	795.5	895.0
Income from operations	38.4	12.6	93.1	33.2
Interest income	1.9	0.2	2.3	0.7
Interest expense	(47.8)	(41.1)	(142.3)	(132.5)
Loss on extinguishment of debt	—	—	—	(6.0)
Other income, net	0.6	—	1.2	—
Loss before income taxes and non-controlling interest	(6.9)	(28.3)	(45.7)	(104.6)
Income tax expense	(1.1)	(2.6)	(4.2)	(10.9)
Net loss	(8.0)	(30.9)	(49.9)	(115.5)
Less: net income attributable to non-controlling interest	(0.2)	(0.2)	(0.5)	(0.4)
Net loss attributable to Affinion Group, Inc.	$(8.2)	$(31.1)	$(50.4)	$(115.9)

Net loss	$(8.0)	$(30.9)	$(49.9)	$(115.5)
Currency translation adjustment, net of tax of $0 for all periods	(2.2)	(1.1)	(5.7)	(2.1)
Comprehensive loss	(10.2)	(32.0)	(55.6)	(117.6)
Less: comprehensive income attributable to non-controlling interest	—	(0.2)	(0.2)	(0.4)
Comprehensive loss attributable to Affinion Group, Inc.	$(10.2)	$(32.2)	$(55.8)	$(118.0)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2015	$102.6	$(1,720.8)	$1.2	$1.1	$(1,615.9)
Net income (loss)	—	(50.4)	—	0.5	(49.9)
Currency translation adjustment, net of tax	—	—	(5.4)	(0.3)	(5.7)
Balance, September 30, 2015	$102.6	$(1,771.2)	$(4.2)	$1.3	$(1,671.5)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2014	$102.6	$(1,346.4)	$5.7	$1.1	$(1,237.0)
Net income (loss)	—	(115.9)	—	0.4	(115.5)
Currency translation adjustment, net of tax	—	—	(2.1)	—	(2.1)
Balance, September 30, 2014	$102.6	$(1,462.3)	$3.6	$1.5	$(1,354.6)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In millions)

	For the Nine Months Ended
	September 30,	September 30,
	2015	2014
Operating Activities
Net loss	$(49.9)	$(115.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	71.7	81.3
Amortization of debt discount and financing costs	7.0	7.8
Financing costs	−−	5.5
Recovery of accounts receivable loss provided for	(5.5)	−−
Facility exit costs	1.2	1.7
Loss on extinguishment of debt	−−	6.0
Share-based compensation	1.4	6.8
Deferred income taxes	1.5	7.4
Net change in assets and liabilities:
Restricted cash	4.1	(2.9)
Receivables	8.7	0.3
Receivables from related parties	4.0	−−
Profit-sharing receivables from insurance carriers	4.3	35.3
Prepaid commissions	1.2	(7.3)
Other current assets	(18.8)	20.7
Contract rights and list fees	(0.4)	1.3
Other non-current assets	(13.3)	−−
Accounts payable and accrued expenses	(7.8)	(23.2)
Payables to related parties	(0.8)	(2.7)
Deferred revenue	(6.3)	(13.9)
Income taxes receivable and payable	(0.5)	0.2
Other long-term liabilities	(5.7)	(5.2)
Other, net	3.2	5.2
Net cash provided by (used in) operating activities	(0.7)	8.8
Investing Activities
Capital expenditures	(23.3)	(36.3)
Restricted cash	(1.1)	(0.3)
Acquisition-related payments, net of cash acquired	−−	(19.4)
Proceeds from sale of investment	1.5	−−
Net cash used in investing activities	(22.9)	(56.0)
Financing Activities
Borrowings (repayments) under revolving credit facility, net	61.0	(34.0)
Proceeds from issuance of debt	−−	425.0
Financing costs	−−	(21.9)
Principal payments on borrowings	(6.6)	(314.0)
Receivables from and payables to parent company	(1.9)	(3.0)
Net cash provided by financing activities	52.5	52.1
Effect of changes in exchange rates on cash and cash equivalents	(1.2)	(1.1)
Net increase in cash and cash equivalents	27.7	3.8
Cash and cash equivalents, beginning of period	28.0	19.6
Cash and cash equivalents, end of period	$55.7	$23.4
Supplemental Disclosure of Cash Flow Information:
Interest payments	$138.0	$125.0
Income tax payments, net of refunds	$2.6	$2.9
Non-cash investing and financing activities:
Accrued capital expenditures	$0.4	$0.3
Property and equipment acquired under capital lease	$-	$0.7
Contingent consideration for acquisitions	$-	$1.9

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

On April 7, 2015, the FASB issued an ASU that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with debt discounts and premiums, rather than as a separate asset. On August 16, 2015, the FASB issued an ASU clarifying the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The SEC staff announced that it would not object to the deferral and presentation of debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The new guidance is effective for financial statements issued for fiscal years beginning after December 31, 2015 and interim periods within those fiscal years. When adopted, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Had the new guidance been in effect, at December 31, 2014, other noncurrent assets and long-term debt would each have been reduced by $26.8 million and at September 30, 2015, other noncurrent assets and long-term debt would each have been reduced by $21.2 million.

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

The Company allocated the purchase price of $19.1 million, consisting of the upfront cash payment of $18.4 million, plus the working capital adjustment of $0.4 million, and the acquisition date fair value of the up to $3.9 million contingent consideration, based on an income approach and probability model, of $0.3 million (which was not achieved), among the assets acquired and liabilities assumed as follows (in millions):

Trade receivables	$3.8
Other current assets, including gift card inventory	37.7
Intangible assets	11.9
Goodwill	14.3
Accounts payable and accrued liabilities	(48.5)
Other current liabilities	(0.1)
Consideration transferred	$19.1

The intangible assets are comprised of affinity relationships, which are being amortized on an accelerated basis over a weighted-average useful life of eight years. The goodwill, which is expected to be deductible for income tax purposes, has been attributed to the Global Loyalty Products segment. In connection with the acquisition of SkyMall, the Company incurred $0.3 million of acquisition costs, which are included in general and administrative expense in the consolidated statement of comprehensive income for the three and nine months ended September 30, 2014. There were no acquisition costs incurred during the three and nine months ended September 30, 2015.

3. INTANGIBLE ASSETS

Intangible assets consisted of:

	September 30, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$937.6	$(933.8)	$3.8
Affinity relationships	642.0	(597.6)	44.4
Proprietary databases and systems	59.7	(57.6)	2.1
Trademarks and tradenames	32.3	(20.2)	12.1
Patents and technology	47.7	(46.2)	1.5
Covenants not to compete	2.5	(2.3)	0.2
	$1,721.8	$(1,657.7)	$64.1

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$939.8	$(932.0)	$7.8
Affinity relationships	649.1	(574.4)	74.7
Proprietary databases and systems	59.9	(57.4)	2.5
Trademarks and tradenames	33.5	(18.8)	14.7
Patents and technology	47.8	(44.6)	3.2
Covenants not to compete	2.6	(2.2)	0.4
	$1,732.7	$(1,629.4)	$103.3

Foreign currency translation resulted in a decrease in intangible assets and accumulated amortization of $10.9 million and $8.6 million, respectively, from December 31, 2014 to September 30, 2015.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(in millions)
Amortizable intangible assets:
Member relationships	$1.4	$3.5	$3.4	$10.7
Affinity relationships	9.5	10.2	29.2	30.0
Proprietary databases and systems	0.1	0.1	0.3	0.3
Trademarks and tradenames	0.5	0.7	1.8	2.0
Patents and technology	0.4	0.8	2.0	2.4
Covenants not to compete	0.1	-	0.2	0.2
	$12.0	$15.3	$36.9	$45.6

Based on the Company’s amortizable intangible assets as of September 30, 2015, the Company expects the related amortization expense for fiscal year 2015 and the four succeeding fiscal years to be approximately $42.6 million in 2015, $13.3 million in 2016, $9.0 million in 2017, $8.1 million in 2018 and $6.9 million in 2019.

At January 1, 2015 and September 30, 2015, the Company had gross goodwill of $661.6 million and $656.4 million, respectively, and accumulated impairment losses of $339.4 million at both dates. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty Products segment related to the Apollo Transactions, the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Membership Products segment and the $292.4 million impairment loss recognized in 2014 impairing a portion of the goodwill assigned to the Membership Products segment.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2014 and the nine months ended September 30, 2015 are as follows:

	Balance at				Balance at			Balance at
	January 1,			Currency	December 31,		Currency	September 30,
	2014	Acquisition	Impairment	Translation	2014	Acquisition	Translation	2015
	(in millions)

Membership products	$382.0	$-	$(292.4)	$-	$89.6	$-	$-	$89.6
Insurance and package products	58.3	—	—	—	58.3	—	—	58.3
Global loyalty products	81.7	15.8	—	—	97.5	(0.3)	—	97.2
International products	84.3	—	—	(7.5)	76.8	—	(4.9)	71.9
Total	$606.3	$15.8	$(292.4)	$(7.5)	$322.2	$(0.3)	$(4.9)	$317.0

In connection with the Company’s previously announced global reorganization and the Company’s stated intent to no longer materially invest in lines of business that it believes are not essential to its long-term growth prospects, the Company has been reviewing and refining its business strategy, including evaluating certain marketing opportunities and other initiatives. The Company is currently revising forecasts and analysis to assess the impact of the global reorganization and change in strategy, including the potential effects of no longer investing in lines of business that are not essential to the Company’s long-term growth prospects. The Company will continue to evaluate triggering events for the recoverability of its intangible assets during this process. No assurances can be given that the Company will not be required to record an impairment loss on goodwill or its other intangible assets during the quarter ended December 31, 2015 or in the future.

4. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	September 30, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)

Contract rights	$57.8	$(57.6)	$0.2	$59.1	$(58.7)	$0.4
List fees	56.0	(39.2)	16.8	51.7	(35.4)	16.3
	$113.8	$(96.8)	$17.0	$110.8	$(94.1)	$16.7

Amortization expense for the three months ended September 30, 2015 and 2014 was $1.3 million and $1.4 million, respectively, of which $1.3 million and $1.4 million, respectively, is included in marketing expense and less than $0.1 million and less than $0.1 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income. Amortization expense for the nine months ended September 30, 2015 and 2014 was $4.0 million and $4.3 million, respectively, of which $3.8 million and $4.1 million, respectively, is included in marketing expense and $0.2 million and $0.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income. Based on the Company’s contract rights and list fees as of September 30, 2015, the Company expects the related amortization expense for fiscal year 2015 and the four succeeding fiscal years to be approximately $5.3 million in 2015, $4.5 million in 2016, $3.3 million in 2017, $2.6 million in 2018 and $2.0 million in 2019.

5. LONG-TERM DEBT

Long-term debt consisted of:

	September 30,	December 31,
	2015	2014
	(in millions)
First-lien term loan due 2018	$763.4	$769.2
Second-lien term loan due 2018	425.0	425.0
Revolving credit facility, expiring in 2018	66.0	5.0
7.875% senior notes due 2018, net of unamortized discount of $1.4 million and $1.7 million, respectively, with an effective interest rate
of 8.31%	473.6	473.3
13.50% senior subordinated notes due 2018, net of unamortized discount of $5.6 million and $6.7 million, respectively, with an
effective interest rate of 14.31%	354.4	353.3
11 1/2% senior subordinated notes due 2015, with an effective
interest rate of 12.25%	2.6	2.6
Capital lease obligations	0.1	0.8
Total debt	2,085.1	2,029.2
Less: current portion of long-term debt	(10.4)	(10.8)
Long-term debt	$2,074.7	$2,018.4

On April 9, 2010, the Company, as Borrower, and Affinion Holdings entered into a $1.0 billion amended and restated senior secured credit facility with its lenders (“Affinion Credit Facility”). On November 20, 2012, the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) increased the margins on LIBOR loans from 3.50% to 5.00% and on base rate loans from 2.50% to 4.00%, (ii) replaced the financial covenant requiring the Company to maintain a maximum consolidated leverage ratio with a financial covenant requiring Affinion to maintain a maximum senior secured leverage ratio, and (iii) adjusted the ratios under the financial covenant requiring Affinion to maintain a minimum interest coverage ratio. On December 12, 2013, in connection with the refinancing of the Company’s 11 ½ % senior subordinated notes due 2015 (the “2006 senior subordinated notes”) and Affinion Holdings’ 11.625% senior notes due 2015 (the “Affinion Holdings’ 2010 senior notes”), the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) provided permission for the consummation of the exchange offers for the Company’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes; (ii) removed the springing maturity provisions applicable to the term loan facility; (iii) modified the senior secured leverage ratio financial covenant in the Affinion Credit Facility; (iv) provided additional flexibility to make dividends to Affinion Holdings to be used by Affinion Holdings to make certain payments with respect to its indebtedness and to repay, repurchase or redeem subordinated indebtedness of Affinion; and (v) increased the interest rate margins by 0.25%, to 5.25% on LIBOR loans and 4.25% on base rate loans. The amendment became effective upon the satisfaction of the conditions precedent set forth therein, including the payment by Affinion of the consent fee equal to 0.25% of the sum of (i) the aggregate principal amount of all term loans and (ii) the revolving loan commitments in effect, in each case, held by each lender that entered into the amendment on the date of effectiveness of the amendment. On May 20, 2014, the Company, as Borrower, and Affinion Holdings entered into an amendment to the Affinion Credit Facility, which (i) extended the maturity to April 30, 2018 of $775.0 million in aggregate principal amount of existing senior secured term loans and existing senior secured revolving loans, which loans were designated as first lien term loans (the “First Lien Term Loans”), (ii) extended the maturity to October 31, 2018 of $377.9 million in aggregate principal amount of existing senior secured term loans on a second lien senior secured basis, which, together with additional borrowings obtained on the same terms, total $425.0 million (the “Second Lien Term Loans”), (iii) extended the maturity to January 29, 2018 of $80.0 million of the commitments (and related obligations) under the existing senior secured revolving credit facility on a first lien senior secured basis, (iv) reduced the commitments under the existing senior secured revolving credit facility by $85.0 million and (v) removed the existing financial covenant requiring the Company to maintain a minimum interest coverage ratio.

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility matures in April 2018 and the Second Lien Term Loan facility matures in October 2018. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. The Affinion Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit

Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%. The weighted average interest rate on the term loan for the period from January 1, 2014 through May 20, 2014 was 6.75%. The weighted average interest rate on the First Lien Term Loan and Second Lien Term Loan for the three and nine months ended September 30, 2015 and for the period from May 20, 2014 through September 30, 2014 was 6.75% and 8.50%, respectively. The weighted average interest rate on revolving credit facility borrowings for the three and nine months ended September 30, 2015 was 7.2%, for both periods, and for the three and nine months ended September 30, 2014 was 7.5% and 7.1%, respectively. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The Affinion Credit Facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The Affinion Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the Affinion Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The Affinion Credit Facility also requires the Company to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined) to EBITDA (as defined) of 4.25:1.00.

As of September 30, 2015 and December 31, 2014, there were outstanding borrowings of $66.0 million and $5.0 million, respectively, under the revolving credit facility. During the nine months ended September 30, 2015, the Company had borrowings and repayments of $81.0 million and $20.0 million, respectively, under the revolving credit facility. During the nine months ended September 30, 2014, the Company had borrowings and repayments of $133.0 million and $167.0 million, respectively, under the revolving credit facility. As of September 30, 2015, the Company had $0.1 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $13.9 million of letters of credit.

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

On December 12, 2013, Affinion Investments exchanged with the Company all of the 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 13.50% senior subordinated notes due 2018 (Affinion’s “2013 senior subordinated notes”). Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2013 senior subordinated notes will mature on August 15, 2018. The 2013 senior subordinated notes are redeemable at the Company’s option prior to maturity. The indenture governing the 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). The 2013 senior subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of  Affinion’s 2013 senior subordinated notes, the trustee for the Investments senior subordinated notes, and holders of at least 25% of the principal amount of the  Investments senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing Affinion’s 2013 senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments senior subordinated notes.

On November 19, 2010, the Company completed a private offering of $475.0 million aggregate principal amount of 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”). The 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. The 2010 senior notes will mature on December 15, 2018. The 2010 senior notes are redeemable at the Company’s option prior to maturity. The indenture governing the 2010 senior notes contains negative covenants which restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. The Company’s obligations under the 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s indebtedness under the Affinion Credit Facility, other than Affinion Investments and Affinion Investments II. The 2010 senior notes and guarantees thereof are senior unsecured obligations of the Company and rank equally with all of the Company’s and the guarantors’ existing and future senior indebtedness and senior to the Company’s and the guarantors’ existing and future subordinated indebtedness. The 2010 senior notes are therefore effectively subordinated to the Company’s and the guarantors’ existing and future secured indebtedness, including the Company’s obligations under the Affinion Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of the Company’s existing and future subsidiaries that are not guarantors, including the Investments senior subordinated notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of the 2010 senior notes, the Company completed a registered exchange offer and exchanged all of the then-outstanding 2010 senior notes for a like principal amount of 2010 senior notes that have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

On April 26, 2006, the Company issued $355.5 million aggregate principal amount of 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under a then-outstanding $383.6 million senior subordinated loan facility (the “Bridge Loan”), plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The 2006 senior subordinated notes bear interest at 11 1/2% per annum, payable semi-annually on April 15 and October 15 of each year. The 2006 senior subordinated notes mature on October 15, 2015. The Company may redeem some or all of the 2006 senior subordinated notes at any time on or after October 15, 2010 at redemption prices (generally at a premium) set forth in the indenture governing the 2006 senior subordinated notes. The 2006 senior subordinated notes are unsecured obligations of the Company and rank junior in right of payment with the Company’s existing and future senior obligations and senior to the Company’s future subordinated indebtedness. At September 30, 2015, the 2006 senior subordinated notes were guaranteed by certain, but not all, subsidiaries of the Company that guarantee Affinion’s 2010 senior notes as discussed in Note 12—Guarantor/Non-Guarantor Supplemental Financial Information. On December 12, 2013, $352.9 million aggregate principal amount of 2006 senior subordinated notes were exchanged for $360.0 million of Investments senior subordinated notes.

On September 13, 2006, the Company completed a registered exchange offer and exchanged all of the then-outstanding 2006 senior subordinated notes for a like principal amount of 2006 senior subordinated notes that have been registered under the Securities Act.

The amended Affinion Credit Facility, the 2010 senior notes and the 2013 senior subordinated notes all contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Under the Affinion Credit Facility, the Company generally may pay dividends of up to approximately $13.8 million in the aggregate, provided that no default or event of default has occurred or is continuing, or would result from the dividend. Under the Affinion Credit Facility, payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow, or requires availability under specified baskets. The covenants in the Affinion Credit Facility also require compliance with a senior secured leverage ratio. During the nine months ended September 30, 2015 and 2014, the Company did not pay any cash dividends to Affinion Holdings. The Company was in compliance with the covenants referred to above as of September 30, 2015. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults

(unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

On October 5, 2010, Affinion Holdings issued $325.0 million aggregate principal amount of Affinion Holdings’ 2010 senior notes. Affinion Holdings used a portion of the proceeds of $320.3 million (net of issue discount), along with proceeds from a cash dividend from the Company in the amount of $115.3 million, to repay its senior unsecured term loan. A portion of the remaining proceeds from the offering of Affinion Holdings’ 2010 senior notes were utilized to pay related fees and expenses of approximately $6.7 million, with the balance retained for general corporate purposes. The indenture governing Affinion Holdings’ 2010 senior notes contains restrictive covenants related primarily to the Company’s and Affinion Holdings’ ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. The Company did not make any dividend distributions to Affinion Holdings during the nine months ended September 30, 2015 and 2014. The Company expects that, in the future, to the extent that it is permitted contractually and legally to pay cash dividends to Affinion Holdings, Affinion Holdings may require the Company to pay cash dividends to enable Affinion Holdings to service its net cash obligations under Affinion Holdings’ 2010 senior notes and Affinion Holdings’ 2013 senior notes (as defined below). The Company and its subsidiaries do not guarantee Affinion Holdings’ 2010 senior notes.

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

Subsequent Events - On November 9, 2015, (a) Affinion Holdings completed a private offer to exchange its outstanding 2013 senior notes for shares of new Common Stock, par value $0.01 per share (the “New Common Stock”), of Affinion Holdings, (b) Affinion Investments completed a private offer to exchange its outstanding Investments senior subordinated notes for shares of New Common Stock and (c) Affinion Holdings and Affinion International Holdings Limited (“Affinion International”), a wholly-owned subsidiary of Affinion, jointly completed a rights offering giving holders of Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes the right to purchase an aggregate principal amount of $110.0 million of 7.5% Cash/PIK Senior Notes due 2018 (the “International Notes”) of Affinion International and  2,483,333 shares of New Common Stock for an aggregate cash purchase price of $110.0 million. Under the terms of Affinion Holdings’ exchange offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes tendered during the offer period, holders received 7.15066 shares of Affinion Holdings’ New Common Stock.  Under the terms of Affinion Investments’ exchange offer, for each $1,000 principal amount of the Investments senior subordinated notes tendered during the offer period, holders received 15.52274 shares of Affinion Holdings’ New Common Stock.  Under certain circumstances, certain holders received non-participating penny warrants (the “Limited Warrants”) of Affinion Holdings that are convertible into shares of New Common Stock upon certain conditions. Pursuant to Affinion Holdings’ exchange offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of New Common Stock and pursuant to Affinion Investments’ exchange offer, approximately $337.3 million of Investments senior subordinated notes were exchanged for 5,236,517 shares of New Common Stock.

Concurrently with the exchange offers, Affinion Holdings and Affinion Investments successfully solicited consents from holders to certain amendments to (a) the indenture governing Affinion Holdings’ 2013 senior notes to remove substantially all of the restrictive covenants and certain of the default provisions and to release the collateral securing Affinion Holdings’ 2013 senior notes, (b) the indenture governing the Investments senior subordinated notes to remove substantially all of the restrictive covenants and certain of the default provisions, and (c) the note agreement governing Affinion’s 2013 senior subordinated notes to remove substantially all of the restrictive covenants and certain of the default provisions and to permit the repurchase and cancellation of Affinion’s 2013 senior subordinated notes by Affinion in the same aggregate principal amount as the aggregate principal amount of the Investments senior subordinated notes repurchased or redeemed by Affinion Investments at any time, including pursuant to Affinion Investments’ exchange offer.

In connection with the exchange offers, Affinion Holdings and Affinion International jointly conducted a rights offering for International Notes and shares of Affinion Holdings’ New Common Stock. The rights offering was for an aggregate principal amount of $110.0 million of International Notes and 2,483,333 shares of New Common Stock. Each unit sold in the rights offering consisted of (1) $1,000 principal amount of International Notes and (2) 22.57576 shares of Affinion Holdings’ New Common Stock, and was sold at a purchase price per unit of $1,000. Each holder that properly tendered for exchange, and did not validly withdraw, all of their Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes in the exchange offers received non-certificated rights to subscribe for rights offering units. In connection with the rights offering, Empyrean Capital Partners, L.P. agreed to purchase any rights offering units that were unpurchased in the rights offering (the “Backstop”). Pursuant to Affinion Holdings’ and Affinion International’s rights offering and the Backstop, Affinion International received cash of approximately $110.0 million in exchange for $110.0 million aggregate principal amount of International Notes and 2,113,033 shares of New Common Stock and Limited Warrants to purchase up to 370,275 shares of New Common Stock. The net cash proceeds from the rights offering will be used for working capital purposes of Affinion International and the Foreign Guarantors (as defined below) and to repay certain intercompany loans owed by Affinion International to Affinion and its domestic subsidiaries. The Company will use such intercompany loan repayment proceeds for general corporate purposes, including to repay borrowings under its revolving credit facility and to pay fees and expenses related to the exchange offers and rights offering. The International Notes bear interest at 7.5% per annum, of which 3.5% per annum will be payable in cash (“Cash Interest”) and 4.0% per annum will be payable by increasing the principal amount of the outstanding International Notes or by issuing International Notes (“International PIK Interest”); provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 will be payable on May 1, 2016 entirely as International PIK Interest. Interest on the International Notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes will mature on July 30, 2018. The International Notes are redeemable at Affinion International’s option prior to maturity. The indenture governing the International Notes contains negative covenants which restrict the ability of Affinion International, Affinion and their respective restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion International’s obligations under the International Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II, and additionally including (such additional guarantors, the “Foreign Guarantors”) Affinion International Limited, Affinion International Travel HoldCo Limited, Webloyalty International Limited, Loyalty Ventures Limited, Bassae Holding B.V., Webloyalty Holdings Coöperatief U.A. and Webloyalty International S.à r.l.). The International Notes and guarantees thereof are unsecured senior obligations of Affinion International’s and rank equally with all of Affinion International’s and the guarantors’ existing and future senior indebtedness and senior to Affinion International’s and the guarantors’ existing and future subordinated indebtedness.

Upon consummation of the exchange offers, consent solicitations and rights offering, Affinion Holdings effected a reclassification (the “Reclassification”) as follows.  Affinion Holdings’ existing Class A Common Stock (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants) was converted into (i) shares of Affinion Holdings’ new Class C Common Stock, that upon conversion will represent 5% of the outstanding shares of New Common Stock on a fully diluted basis, and (ii) shares of Affinion Holdings’ new Class D Common Stock, that upon conversion will represent 5% of the outstanding shares of New Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants were cancelled for no additional consideration.

Upon consummation of the exchange offers, Apollo and investment funds affiliated with General Atlantic LLC (“General Atlantic”) ceased to have beneficial ownership of any New Common Stock.

6. INCOME TAXES

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of September 30, 2015 and December 31, 2014, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of September 30, 2015 and December 31, 2014, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three and nine months ended September 30, 2015 were (16.4)% and (9.2)%, respectively. The Company’s effective income tax rates for the three and nine months ended September 30, 2014 were (9.4)% and (10.4)%, respectively. The difference in the effective tax rates for the three months ended September 30, 2015 and 2014 is primarily a result of the decrease from loss before income taxes and non-controlling interest of $28.3 million for the three months ended September 30, 2014 to $6.9 million for the three months ended September 30, 2015 and a decrease in the income tax provision from $2.6 million for the three months ended September 30, 2014 to $1.1 million for the three months ended September 30, 2015. The difference in the effective tax rates for the nine months ended September 30, 2015 and 2014 is primarily a result of the decrease from loss before income taxes and non-controlling interest of $104.6 million for the nine months ended September 30, 2014 to $45.7 million for the nine months ended September 30, 2015 and a decrease in the income tax provision from $10.9 million for the nine months ended September 30, 2014 to $4.2 million for the nine months ended September 30, 2015. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million and $0.2 million of interest related to uncertain tax positions for the three and nine months ended September 30, 2015, respectively. The Company recognized less than $0.1 million and $0.2 million of interest related to uncertain tax positions for the three and nine months ended September 30, 2014, respectively. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the nine months ended September 30, 2015 decreased by $2.6 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

The Company’s income tax returns are periodically examined by various tax authorities. In connection with these and future examinations, certain tax authorities, including the Internal Revenue Service, may raise issues and impose additional assessments. The Company regularly evaluates the likelihood of additional assessments resulting from these examinations and establishes liabilities, through the provision for income taxes, for potential amounts that may result therefrom. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. Federal, state and local jurisdictions are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. For significant foreign jurisdictions, tax years in Germany, France, Turkey, Switzerland and the United Kingdom remain open as prescribed by applicable statute. During 2015, income tax waivers were executed in certain states that extend the period subject to examination beyond the period prescribed by statute. There are no significant changes anticipated in accordance with the extension of the income tax statutes in these jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will change significantly within the next 12 months.

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

On May 12, 2014, remaining Defendants in the consolidated cases filed answers in which they denied the material allegations of the consolidated amended complaint.  On April 28, 2014, Plaintiffs filed a motion seeking interlocutory appellate review of portions of the court’s order of March 28, 2014.  Briefing on the motion was completed on June 5, 2014.  On March 26, 2015, the court denied Plaintiff’s motion for interlocutory appeal.  On May 29, 2015, the court issued a scheduling order indicating that discovery was to commence immediately and be completed by December 31, 2015.  On May 29, 2015, the court also set deadlines for dispositive motions, which are due February 29, 2016.  If no dispositive motions are filed, a joint trial memorandum would be due by April 1, 2016, and jury selection would take place on May 3, 2016.  If dispositive motions are filed, the joint trial memorandum would be due by October 3, 2016, and jury selection would take place on November 1, 2016.  On June 16, 2015, the court set a schedule for class certification, with plaintiffs’ motion for class certification due on September 15, 2015, and with briefing to be completed by November 30, 2015. Plaintiffs filed their motion for class certification on September 15, 2015, and Defendants’ opposition brief is due on November 16, 2015.

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the Electronic Fund Transfer Act, Electronic Communications Privacy Act, unjust enrichment, civil theft, negligent misrepresentation, fraud and Connecticut Unfair Trade Practices Act violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the defendants moved to dismiss the initial complaint, which plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the court heard oral argument on plaintiff’s motion to strike the Company’s request for judicial notice of the plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the court denied plaintiff’s motion to strike.  The court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The court permitted the plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery is currently stayed in the case. The July 17, 2014 order indicated that the court will set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the defendants to file their opening briefs on January 9, 2015.  The plaintiff filed his opposition brief on March 24, 2015, and on April 24, 2015, the defendants filed their reply briefs in response to that opposition. On October 15, 2015, the court entered a judgment dismissing all of the plaintiff’s claims with prejudice and without further leave to amend.

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

On February 7, 2014 a class action lawsuit was filed against the Company and one of its clients in the United States District Court for the District of Massachusetts alleging, among other things, violations of the Electronic Fund Transfer Act and Electronic Communications Privacy Act, unjust enrichment, money had and received, conversion, misrepresentation, violation of the Massachusetts Consumer Protection Act and equitable relief.  Claims are based on allegations that plaintiff was enrolled and billed for a package program without plaintiff’s proper consent and knowledge.  On April 4, 2014, the Company filed a motion to dismiss. A hearing on that motion was held on July 24, 2014.  On March 11, 2015, the magistrate judge to whom the motion was referred by the district court judge issued a report and recommendation granting in part and denying in part the motion to dismiss.  The magistrate judge granted the motion to dismiss on the fraud claim, which was dismissed as time-barred, but denied the remainder of the motion.  On March 25, 2015, the Company filed objections to the magistrate judge’s report and recommendation.  Briefing on the objections concluded on April 9, 2015.  On June 4, 2015, the court accepted and adopted the report and recommendation of the magistrate judge over the Company’s objections.  The Company filed its answer to the complaint on July 2, 2015.  A scheduling conference was held with the court on August 11, 2015. The court entered an order providing that fact discovery is to be completed by March 31, 2016. On October 2, 2015, plaintiff’s counsel filed a motion to withdraw as counsel. On October 20, 2015, the court granted the motion of plaintiff’s counsel to withdraw as counsel. On October 21, 2015, plaintiff and the Company agreed to settle plaintiff’s claims on an individual, non-class basis for a payment of less than $0.1 million. In connection with such settlement, plaintiff released the Company and its affiliates from all claims that plaintiff had against such parties related to such lawsuit.

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

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the Financial Conduct Authority in the United Kingdom (the “FCA”), Affinion International Limited (“AIL”), one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which allows eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of those affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London at a hearing held on July 9, 2015.  The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and eligible customers have until March 18, 2016 to claim compensation (and, in exceptional circumstances, until September 18, 2016). Based on the information currently available, the Company has recorded an estimated liability that represents potential consumers’ refunds to be paid by the Company as part of such arrangement.

On April 18, 2014, Bank of America, N.A. (“Bank of America”) and FIA Card Services, N.A. (“FIA Card Services”) commenced an arbitration proceeding against Trilegiant and Affinion pursuant to the terms of the parties’ servicing agreements. In the arbitration proceeding, Bank of America asserted various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses and costs, including in particular customer refunds and reasonable attorneys’ fees that Bank of America incurred related to consent orders entered into by Bank of America with the Office of the Comptroller of the Currency on April 7, 2014 and with the CFPB on April 9, 2014. On May 16, 2014, Trilegiant commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 7, 2014, the parties agreed to stay one of the arbitrations initiated by Trilegiant and to dismiss the other arbitrations without prejudice, pending mediation. On September 22, 2014, Bank of America and Trilegiant participated in a mediation to attempt to resolve their outstanding disputes. The mediation process was ultimately unsuccessful in resolving the parties’ disputes.  As such, the parties have resumed the arbitration process. The arbitration hearing commenced on October 12, 2015 and has not yet concluded.  The arbitration hearing is expected to be concluded by the end of 2015. The parties intend to submit post-hearing memoranda, such that a decision is not expected until early 2016.

In September 2014, the Company received a Notice and Opportunity to Respond and Advise ("NORA") letter indicating that the CFPB was considering taking legal action against the Company for violations of Sections 1031 and 1036 of the Consumer Financial Protection Act relating to the Company’s identity theft protection products. In July 2015, the Company entered into a Stipulated Final Judgment and Order (“Consent Order”) settling allegations regarding unfair billing practices related to certain of the Company’s protection products and deceptive retention practices related to these same products. The Consent Order was approved by the court on October 27, 2015. The Consent Order requires a payment by the Company of $1.9 million to the CFPB’s civil penalty fund and approximately $6.75 million in consumer restitution, as well as injunctive provisions against the Company related to certain of its billing and retention practices, which are not expected to have a material effect on the Company.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of September 30, 2015, the Company provided guarantees for surety bonds totaling approximately $10.7 million and issued letters of credit totaling $15.5 million.

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

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan will have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As of September 30, 2015, there were 2.6 million shares available under the 2007 Plan for future grants.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. As of September 30, 2015, after conversion of the outstanding options under the Webloyalty 2005 Plan into options to acquire shares of Affinion Holdings’ common stock, there were options to acquire 0.5 million shares of Affinion Holdings’ common stock. On March 28, 2014, the Company modified approximately 0.5 million of the outstanding options under the Webloyalty 2005 Plan, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. At September 30, 2015, the outstanding options had exercise prices ranging from $1.14 to $7.32. All of the outstanding options were vested as of September 30, 2015 and expire between December 2016 and April 2024.

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

Stock Options

During the three and nine months ended September 30, 2015 and 2014, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and nine months ended September 30, 2015, there were no stock options granted to employees from the 2007 Plan. During the nine months ended September 30, 2014, 1.4 million stock options were granted to employees from the 2007 Plan. There were no stock options granted to employees from the 2007 Plan during the three months ended September 30, 2014. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and nine months ended September 30, 2015, there were no stock options granted to members of the Board of Directors. During the nine months ended September 30, 2014, there were 0.1 million stock options granted to members of the Board of Directors. During the three months ended September 30, 2014, there were no stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024.

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

2014 Grants

Expected volatility	85%
Expected life (in years)	6.25
Risk-free interest rate	2.04%
Expected dividends	—

A summary of option activity for the nine months ended September 30, 2015 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to	2007 Plan
	Employees -	Employees -	Employees -	Board of	Grants to
	Tranche A	Tranche B	Tranche C	Directors	Employees

Outstanding options at January 1, 2015	1,109	554	554	383	4,003
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(21)	(11)	(11)	—	(430)
Outstanding options at September 30, 2015	1,088	543	543	383	3,573
Vested or expected to vest at September 30, 2015	1,088	543	543	383	3,573
Exercisable options at September 30, 2015	1,088	543	543	383	2,420
Weighted average remaining contractual term (in years)	7.3	7.3	7.3	5.6	8.5
Weighted average grant date fair value per option
granted in 2015	$-	$-	$-	$-	$-
Weighted average exercise price of exercisable options
at September 30, 2015	$1.18	$1.18	$1.18	$1.57	$2.57
Weighted average exercise price of outstanding options
at September 30, 2015	$1.18	$1.18	$1.18	$1.57	$2.14

Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2015 totaled $0.2 million and $1.1 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2014 totaled $0.8 million and $5.4 million, respectively. The stock-based compensation expense recognized during the nine months ended September 30, 2014 included $3.4 million of stock-based compensation expense recognized during the three months ended March 31, 2014 related to the modification of certain stock options held by approximately 200 employees. As of September 30, 2015, there was $1.1 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.1 years.

Restricted Stock Units

On March 30, 2012, the Board’s Compensation Committee approved the 2012 Retention Award Program (the “2012 RAP”), which provides for awards of RSUs under the 2007 Stock Award Plan. During the year ended December 31, 2012, the Company granted approximately 1.4 million RSUs to key employees. The RSUs awarded under the 2012 RAP have an aggregate cash election dollar value of approximately $11.3 million and are subject to time-based vesting conditions that generally ran through December 31, 2014. Generally, the number of RSUs awarded to each participant is equal to the quotient of (i) the dollar value of the award, divided by (ii) $8.16, the value per share of Affinion Holdings’ common stock as of the grant date. Upon vesting of the RSUs, participants are able to settle the RSUs in shares of common stock or elect to receive cash in lieu of shares of common stock upon any of the three vesting dates for such RSUs. Due to the ability of the participants to settle their awards in cash, the Company accounts for these RSUs as a liability award.

A summary of restricted stock unit activity for the nine months ended September 30, 2015 is presented below (number of restricted stock units in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value

Outstanding restricted unvested awards at January 1, 2015	522	$1.14
Granted	—
Vested	(261)	1.14
Forfeited	—
Outstanding restricted unvested awards at September 30, 2015	261	$1.14
Weighted average remaining contractual term (in years)	0.3

Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and nine months ended September 30, 2015 was $0.1 million and $0.3 million, respectively. Based on the estimated fair value of the restricted stock units granted, stock-based compensation expense for the three and nine months ended September 30, 2014 was an expense reduction of $0.3 million and expense of $0.7 million. As of September 30, 2015, there was $0.1 million of unrecognized compensation cost related to the remaining vesting period of restricted stock units granted under the 2007 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.2 years.

Incentive Awards

On April 1, 2014, the Compensation Committee of the Board approved the terms of the Affinion Group Holdings, Inc. 2014 Performance Incentive Award Program (the “2014 Performance Program”), an equity and cash incentive award program intended to foster retention of key employees of the Company. The awards to key employees consisted of performance incentive units (“PIUs”) and a cash incentive award (“CIA”) and the aggregate cash value of awarded PIUs and CIA comprise the Award Value. The number of PIUs awarded to a participant, which will be awarded from the 2007 Plan, will be equal to the quotient of (i) 50% of the Award Value divided by (ii) the fair market value per share of common stock as of the grant date, which was determined to be $1.14. The amount of the CIA granted to a participant was equal to 50% of the Award Value. Each of the two components of an award was subject to adjustment based on the achievement of performance goals. The awards were subject to certain performance and time-based vesting factors. The maximum number of PIUs and the maximum amount of the CIA into which a participant would be eligible to vest would be determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year. A participant’s maximum amount of PIUs and the maximum amount of a participant’s CIA would vest in three substantially equal installments on March 15, 2015, 2016 and 2017, subject to that participant’s continued service with the Company on each applicable vesting date. Each PIU that would have vested on a vesting date would be settled for a share of common stock and for the portion of the CIA that vested on a vesting date the Company would have paid the participant an amount equal to the vested portion of the CIA. The aggregate award value granted to participants under the 2014 Performance Program was approximately $9.6 million, subject to adjustment as described above. In March 2015, the Compensation Committee determined that the performance goals established under the 2014 Performance Program had not been achieved and therefore the PIUs and CIA were not eligible to vest and were terminated. During the nine months ended September 30, 2015, the Company recognized an expense reduction related to the 2014 Performance Program of $2.2 million, of which $1.1 million related to the common stock portion of the 2014 Performance Program awards. During the three and nine months ended September 30, 2015, there was no expense recognized related to the 2014 Performance Program. During the three and nine months ended September 30, 2014, stock-based compensation expense of $0.9 million and $1.3 million, respectively, was recognized related to the 2014 Performance Program.

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards are subject to time-based vesting conditions. An employee’s RUs and CRA will vest in two substantially equal installments on each of March 15, 2016 and March 15, 2017 (each, a “Vesting Date”), subject to that employee’s continued service with Affinion Holdings and its subsidiaries on each applicable Vesting Date. An employee’s RUs and the portion of his or her CRA that become vested as of a given Vesting Date in accordance with the above vesting criteria will be settled as follows: (i) for each RU that vests on such Vesting Date, Affinion Holdings will deliver to the employee on the Settlement Date one share of common stock and (ii) for the portion of the CRA that vests on such Vesting Date, Affinion Holdings will pay to the employee on the Settlement Date an amount in cash equal to such vested portion of the CRA, in each case, subject to applicable tax withholding. An employee’s RUs and the portion of his or her CRA that become vested on a given Vesting Date will be settled as soon as practicable following such Vesting Date but in no event later than the sixtieth (60th) day following such Vesting Date (the “Settlement Date”). Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award. The aggregate award value granted to participants under the 2015 Retention Program outstanding as of September 30, 2015 was approximately $8.0 million, net of forfeitures of $0.4 million. During the three and nine months ended September 30, 2015, the Company recognized expense related to the 2015 Retention Program of $1.0 million and $2.2 million, respectively, of which $0.5 million and $1.1 million, respectively, related to the common stock portion of the 2015 Retention Program awards.

Subsequent Events – In connection with the Reclassification, existing option awards under the Webloyalty 2005 Plan and the 2007 Plan have been cancelled with no consideration due to option holders, and existing option awards under the 2005 Plan have been adjusted in accordance with their terms. Generally, existing options for Class A Common Stock under the 2005 Plan have been converted into options for shares of Class C Common Stock and Class D Common Stock, and both the exercise price and the number of shares of Class C Common Stock and Class D Common Stock underlying such options have been adjusted. Outstanding restricted stock unit awards and Retention Awards under the 2015 Retention Plan are unchanged, other than awards that called for vesting of Class A Common Stock will now vest in an adjusted number of shares of Class C Common Stock and Class D Common Stock. On November 9, 2015, the Board of Directors adopted the 2015 Equity Incentive Plan, which authorizes the Compensation Committee to grant stock options, restricted stock, restricted stock units and other equity-based awards. Under the 2015 Equity Incentive Plan, 10% of the outstanding of shares of New Common Stock have been reserved for issuance pursuant to awards. As of November 9, 2015, no further grants may be awarded under the 2005 Plan, the 2007 Plan and the Webloyalty 2005 Plan.

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

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of Affinion Group, LLC or Affinion International Holdings Limited (“Affinion International”), and (3) constitute a breach or violation of its compliance with law representations and warranties and (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of Affinion Group LLC or Affinion International.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo and remained an affiliate of Apollo until July 2013. Therefore, for the three and nine months ended September 30, 2015 and 2014, none of the Cendant Entities is a related party.

Other Agreements

On October 17, 2005, Apollo entered into a consulting agreement with the Company for the provision of certain structuring and advisory services. The consulting agreement allows Apollo and its affiliates to provide certain advisory services for a period of twelve years or until Apollo owns less than 5% of the beneficial economic interests of the Company, whichever is earlier. The agreement could be terminated earlier by mutual consent. The Company was required to pay Apollo an annual fee of $2.0 million for these services commencing in 2006. On January 14, 2011, the Company and Apollo entered into an Amended and Restated Consulting Agreement (“Consulting Agreement”), pursuant to which Apollo and its affiliates will continue to provide Affinion with certain advisory services on substantially the same terms as the previous consulting agreement, except that the annual fee paid by Affinion increased to $2.6 million from $2.0 million, commencing January 1, 2012, with an additional one-time fee of $0.6 million which was paid in January 2011 in respect of calendar year 2011. In connection with the December 2013 refinancing of Affinion’s 2006 senior subordinated notes and Affinion Holdings’ 2010 senior notes, Apollo and the Company further amended the consulting agreement, pursuant to which Apollo will not be paid any fees due under the consulting agreement until such time as none of Affinion Holdings’ 2013 senior notes remain outstanding. The amounts expensed related to this consulting agreement were $0.7 million for each of the three month periods ended September 30, 2015 and 2014 and $2.0 million for each of the nine month periods ended September 30, 2015 and 2014, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. If a transaction is consummated involving a change of control or an initial public offering, then, in lieu of the annual consulting fee and subject to certain qualifications, Apollo may elect to receive a lump sum payment equal to the present value of all consulting fees payable through the end of the term of the consulting agreement.

In addition, the Company will be required to pay Apollo a transaction fee if it engages in any merger, acquisition or similar transaction. The Company will also indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services to be provided under the consulting agreement.

Subsequent Event - In connection with the exchange offers and rights offering consummated on November 9, 2015, each of the parties to the Consulting Agreement entered into a termination agreement for no additional consideration. As a result of the termination of the consulting agreement, the Company has no obligations to pay Apollo any previously accrued and unpaid amounts for prior services rendered under the consulting agreement.

In July 2014, Novitex Enterprise Solutions (“Novitex”), a document outsourcing provider owned by affiliates of Apollo, commenced providing administrative services to the Company. In addition, in June 2015, Novitex assumed responsibility for the performance and management of the Company’s domestic print and mailing operations. During the three and nine months ended September 30, 2015, the Company recognized expenses of $2.5 million and $3.5 million, respectively, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2015. In connection with the transfer of responsibility for performance and management of the Company’s domestic print and mailing operations, the Company also recognized a reduction of operating expense of $0.6 million and $0.8 million, respectively, for the three and nine months ended September 30, 2015 for usage of certain equipment by Novitex and for the nine months ended September 30, 2015 also sold certain assets to Novitex for $0.1 million and recognized a gain of less than $0.1 million.

SkyMall, which was acquired by the Company in September 2014, provides fulfillment services to Caesar’s Entertainment Corporation, which is owned by an affiliate of Apollo. During the three and nine months ended September 30, 2015, the Company recognized revenues, net of the cost to acquire the merchandise and gift cards, of $0.1 million and $0.9 million, respectively, which are included in net revenues in the accompanying unaudited condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2015.

During the three and nine months ended September 30, 2015, the Company sold its investment in Prospectiv Direct, LLC for cash proceeds of $0.1 million, shares of common stock of the buyer valued at $0.2 million and receivables of $0.7 million, which has been recorded at its estimated net realizable value of $0.4 million. In connection with the sale, the Company recognized a gain of $0.7 million which is included in other income, net in the accompanying unaudited condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2015 and also recognized revenue of $0.2 million related to the settlement of future royalty income due to the Company.

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors controls and partially funded Alclear and serves as its chief executive officer. In March 2015, the Company sold its ownership interest in Alclear to certain existing members of Alclear who are not related parties or otherwise affiliated with the Company for $1.5 million, and the related gain of $0.5 million is included in other income, net in the accompanying unaudited condensed consolidated statement of comprehensive income for the nine months ended September 30, 2015. The Company continues to provide support services to Alclear and recognized revenue of $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2015 and $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2014.

On May 8, 2013, in connection with his resignation as Chief Executive Officer of Global Retail Services and Co-President of Affinion, Mr. Richard J. Fernandes entered into a consulting agreement with Trilegiant Corporation, a wholly owned subsidiary of the Company, effective May 13, 2013, pursuant to which he would continue working with the Company until the one-year anniversary of such resignation. The contract was subsequently amended to extend the term on a month-to-month basis and the contract may be terminated by either party upon thirty days written notice.  Mr. Fernandes provides certain consulting services to the Company on a part-time basis and receives a fee of $7,500 per month, subject to increase depending on the level of consulting services provided. The agreement also provides for reimbursement of Mr. Fernandes’ out-of-pocket business and travel expenses and for his healthcare insurance costs during the contract period. The consulting agreement was terminated during the fourth quarter of 2015.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2015:

								Fair Value At
						2020 and		September 30,
	2015	2016	2017	2018	2019	Thereafter	Total	2015
	(in millions)
Fixed rate debt	$2.7	$0.3	$—	$835.0	$—	$—	$838.0	$541.8
Average interest rate	10.30%	10.30%	10.30%	9.73%
Variable rate debt	$1.9	$7.8	$7.7	$1,237.0	$—	$—	$1,254.4	$1,156.9
Average interest rate (a)	7.37%	7.37%	7.37%	7.84%

(a)	Average interest rate is based on rates in effect at September 30, 2015.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At September 30, 2015, the Company had in place contracts to sell EUR 10.0 million and receive $11.2 million and to sell GBP 13.9 million and receive $21.1 million.

During the three and nine months ended September 30, 2015, the Company recognized a realized gain on the forward contracts of $0.7 million and $3.4 million, respectively, and during the three and nine months ended September 30, 2014, the Company recognized a realized gain on the forward contracts of $3.5 million and $2.8 million, respectively. As of September 30, 2015, the Company had a de minimis unrealized loss on the foreign currency forward contracts.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at September 30, 2015 and December 31, 2014 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at September 30, 2015 and December 31, 2014 is based upon available information for debt having similar terms and risks. The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At September 30, 2015 and December 31, 2014, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

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

Net Revenues
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(in millions)
Membership products	$102.5	$113.0	$307.5	$342.5
Insurance and package products	64.3	59.1	199.9	187.3
Global loyalty products	38.7	40.3	126.1	124.5
International products	86.1	91.0	256.1	275.3
Eliminations	(0.3)	(0.4)	(1.0)	(1.4)
	$291.3	$303.0	$888.6	$928.2

Segment EBITDA
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(in millions)

Membership products	$20.9	$13.9	$40.6	$46.4
Insurance and package products	20.1	9.6	61.3	37.6
Global loyalty products	14.0	18.8	44.2	50.9
International products	14.3	1.5	28.3	(2.5)
Total products	69.3	43.8	174.4	132.4
Corporate	(7.2)	(4.0)	(9.6)	(17.9)
	$62.1	$39.8	$164.8	$114.5

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(in millions)
Segment EBITDA	$62.1	$39.8	$164.8	$114.5
Depreciation and amortization	(23.7)	(27.2)	(71.7)	(81.3)
Income from operations	$38.4	$12.6	$93.1	$33.2

12. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014, and the related condensed consolidating statements of operations for the three and nine month periods ended September 30, 2015 and 2014 and the related condensed consolidating statements of cash flows for the nine month periods ended September 30, 2015 and 2014 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries (the Company’s subsidiaries that guarantee the 2010 senior notes) on a combined basis, (iii) the Non-Guarantor Subsidiaries on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$28.7	$2.9	$24.1	$—	$55.7
Restricted cash	—	16.7	15.3	—	32.0
Receivables, net	2.2	66.3	43.7	—	112.2
Profit-sharing receivables from insurance carriers	—	24.4	—	—	24.4
Prepaid commissions	—	40.5	6.1	—	46.6
Income taxes receivable	—	0.5	0.6	—	1.1
Intercompany interest receivable	1.0	—	6.1	(7.1)	—
Other current assets	48.2	37.2	31.8	—	117.2
Total current assets	80.1	188.5	127.7	(7.1)	389.2
Property and equipment, net	4.6	80.6	39.3	—	124.5
Contract rights and list fees, net	—	17.0	—	—	17.0
Goodwill	—	245.1	71.9	—	317.0
Other intangibles, net	—	52.0	12.1	—	64.1
Receivables from related parties	27.1	—	—	—	27.1
Investment in subsidiaries	2,292.8	52.1	63.9	(2,408.8)	—
Investment in intercompany notes	—	—	360.0	(360.0)	—
Intercompany loan receivable	244.1	20.4	—	(264.5)	—
Intercompany receivables	—	2,110.0	—	(2,110.0)	—
Other non-current assets	18.4	43.0	12.2	—	73.6
Total assets	$2,667.1	$2,808.7	$687.1	$(5,150.4)	$1,012.5
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$10.3	$0.1	$—	$—	$10.4
Accounts payable and accrued expenses	99.2	178.6	119.5	—	397.3
Payables to related parties	44.7	1.0	—	—	45.7
Intercompany interest payable	6.1	—	1.0	(7.1)	-
Deferred revenue	0.2	55.0	26.4	—	81.6
Income taxes payable	0.4	—	1.9	—	2.3
Total current liabilities	160.9	234.7	148.8	(7.1)	537.3
Long-term debt	1,720.2	0.1	354.4	—	2,074.7
Deferred income taxes	—	35.1	1.5	—	36.6
Deferred revenue	0.3	4.5	4.6	—	9.4
Intercompany notes payable	360.0	—	—	(360.0)	—
Intercompany loans payable	—	—	264.5	(264.5)	—
Intercompany payables	2,095.3	—	14.7	(2,110.0)	—
Other long-term liabilities	3.2	19.0	3.8	—	26.0
Total liabilities	4,339.9	293.4	792.3	(2,741.6)	2,684.0
Total Affinion Group, Inc. deficit	(1,672.8)	2,515.3	(106.5)	(2,408.8)	(1,672.8)
Non-controlling interest in subsidiary	—	—	1.3	—	1.3
Total deficit	(1,672.8)	2,515.3	(105.2)	(2,408.8)	(1,671.5)
Total liabilities and deficit	$2,667.1	$2,808.7	$687.1	$(5,150.4)	$1,012.5

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

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$205.1	$86.2	$—	$291.3
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	72.5	32.2	—	104.7
Operating costs	—	49.3	45.8	—	95.1
General and administrative	10.6	10.5	8.2	—	29.3
Facility exit costs	—	0.1	—	—	0.1
Depreciation and amortization	0.1	16.7	6.9	—	23.7
Total expenses	10.7	149.1	93.1	—	252.9
Income from operations	(10.7)	56.0	(6.9)	—	38.4
Interest income	(0.3)	1.7	0.5	—	1.9
Interest expense	(35.1)	—	(12.7)	—	(47.8)
Interest income (expense) - intercompany	(11.5)	—	11.5	—	—
Other income (expense), net	—	0.7	(0.1)	—	0.6
Loss before income taxes and non-controlling interest	(57.6)	58.4	(7.7)	—	(6.9)
Income tax expense	(0.1)	(0.2)	(0.8)	—	(1.1)
	(57.7)	58.2	(8.5)	—	(8.0)
Equity in income of subsidiaries	49.5	3.0	—	(52.5)	—
Net loss	(8.2)	61.2	(8.5)	(52.5)	(8.0)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net loss attributable to Affinion Group, Inc.	$(8.2)	$61.2	$(8.7)	$(52.5)	$(8.2)

Net loss	$(8.2)	$61.2	$(8.5)	$(52.5)	$(8.0)
Currency translation adjustment, net of tax	—	—	(2.2)	—	(2.2)
Comprehensive loss	(8.2)	61.2	(10.7)	(52.5)	(10.2)
Less: comprehensive income attributable to non-controlling interest	—	—	—	—	—
Comprehensive loss attributable to Affinion Group, Inc.	$(8.2)	$61.2	$(10.7)	$(52.5)	$(10.2)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$632.1	$256.5	$—	$888.6
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	229.0	102.4	—	331.4
Operating costs	—	155.6	142.5	—	298.1
General and administrative	21.6	46.0	25.5	—	93.1
Facility exit costs	—	1.2	—	—	1.2
Depreciation and amortization	0.5	50.9	20.3	—	71.7
Total expenses	22.1	482.7	290.7	—	795.5
Income from operations	(22.1)	149.4	(34.2)	—	93.1
Interest income	—	1.7	0.6	—	2.3
Interest expense	(103.7)	(0.1)	(38.5)	—	(142.3)
Interest income (expense) - intercompany	(35.3)	—	35.3	—	—
Other income (expense), net	—	3.5	(2.3)	—	1.2
Loss before income taxes and non-controlling interest	(161.1)	154.5	(39.1)	—	(45.7)
Income tax expense	(0.8)	(2.0)	(1.4)	—	(4.2)
	(161.9)	152.5	(40.5)	—	(49.9)
Equity in income of subsidiaries	111.5	1.9	—	(113.4)	—
Net loss	(50.4)	154.4	(40.5)	(113.4)	(49.9)
Less: net income attributable to non-controlling interest	—	—	(0.5)	—	(0.5)
Net loss attributable to Affinion Group, Inc.	$(50.4)	$154.4	$(41.0)	$(113.4)	$(50.4)

Net loss	$(50.4)	$154.4	$(40.5)	$(113.4)	$(49.9)
Currency translation adjustment, net of tax	—	—	(5.7)	—	(5.7)
Comprehensive loss	(50.4)	154.4	(46.2)	(113.4)	(55.6)
Less: comprehensive income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive loss attributable to Affinion Group, Inc.	$(50.4)	$154.4	$(46.4)	$(113.4)	$(55.8)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$211.7	$91.3	$—	$303.0
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	75.4	39.4	—	114.8
Operating costs	—	52.8	43.9	—	96.7
General and administrative	19.5	16.0	15.1	—	50.6
Facility exit costs	—	1.1	—	—	1.1
Depreciation and amortization	0.3	19.0	7.9	—	27.2
Total expenses	19.8	164.3	106.3	—	290.4
Income from operations	(19.8)	47.4	(15.0)	—	12.6
Interest income	0.2	—	—	—	0.2
Interest expense	(34.3)	6.3	(13.1)	—	(41.1)
Interest income (expense) - intercompany	(11.8)	—	11.8	—	—
Loss on extinguishment of debt	—	—	—	—	—
Loss before income taxes and non-controlling interest	(65.7)	53.7	(16.3)	—	(28.3)
Income tax expense	(0.4)	(1.8)	(0.4)	—	(2.6)
	(66.1)	51.9	(16.7)	—	(30.9)
Equity in income of subsidiaries	35.0	3.8	—	(38.8)	—
Net loss	(31.1)	55.7	(16.7)	(38.8)	(30.9)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net loss attributable to Affinion Group, Inc.	$(31.1)	$55.7	$(16.9)	$(38.8)	$(31.1)

Net loss	$(31.1)	$55.7	$(16.7)	$(38.8)	$(30.9)
Currency translation adjustment, net of tax	—	—	(1.1)	—	(1.1)
Comprehensive loss	(31.1)	55.7	(17.8)	(38.8)	(32.0)
Less: comprehensive income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive loss attributable to Affinion Group, Inc.	$(31.1)	$55.7	$(18.0)	$(38.8)	$(32.2)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$652.4	$275.8	$—	$928.2
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	237.3	123.0	—	360.3
Operating costs	—	170.3	140.4	—	310.7
General and administrative	42.6	54.7	43.7	—	141.0
Facility exit costs	—	1.7	—	—	1.7
Depreciation and amortization	0.9	56.8	23.6	—	81.3
Total expenses	43.5	520.8	330.7	—	895.0
Income from operations	(43.5)	131.6	(54.9)	—	33.2
Interest income	0.5	0.1	0.1	—	0.7
Interest expense	(99.1)	5.8	(39.2)	—	(132.5)
Interest income (expense) - intercompany	(35.4)	—	35.4	—	—
Loss on extinguishment of debt	(6.0)	—	—	—	(6.0)
Loss before income taxes and non-controlling interest	(183.5)	137.5	(58.6)	—	(104.6)
Income tax expense	(1.2)	(8.4)	(1.3)	—	(10.9)
	(184.7)	129.1	(59.9)	—	(115.5)
Equity in income of subsidiaries	68.8	11.7	—	(80.5)	—
Net loss	(115.9)	140.8	(59.9)	(80.5)	(115.5)
Less: net income attributable to non-controlling interest	—	—	(0.4)	—	(0.4)
Net loss attributable to Affinion Group, Inc.	$(115.9)	$140.8	$(60.3)	$(80.5)	$(115.9)

Net loss	$(115.9)	$140.8	$(59.9)	$(80.5)	$(115.5)
Currency translation adjustment, net of tax	—	—	(2.1)	—	(2.1)
Comprehensive loss	(115.9)	140.8	(62.0)	(80.5)	(117.6)
Less: comprehensive income attributable to non-controlling interest	—	—	(0.4)	—	(0.4)
Comprehensive loss attributable to Affinion Group, Inc.	$(115.9)	$140.8	$(62.4)	$(80.5)	$(118.0)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net loss	$(50.4)	$154.4	$(40.5)	$(113.4)	$(49.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.5	50.9	20.3	—	71.7
Amortization of debt discount and financing costs	5.6	—	1.4	—	7.0
Recovery of accounts receivable loss provided for	—	(5.7)	0.2	—	(5.5)
Facility exit costs	—	1.2	—	—	1.2
Share-based compensation	1.4	—	—	—	1.4
Equity in (income) loss of subsidiaries	(111.5)	(1.9)	—	113.4	—
Deferred income taxes	0.3	1.9	(0.7)	—	1.5
Net change in assets and liabilities:
Restricted cash	1.7	0.8	1.6	—	4.1
Receivables	(0.8)	1.6	7.9	—	8.7
Receivables from related parties	(12.8)	4.0	12.8	—	4.0
Profit-sharing receivables from insurance carriers	—	4.3	—	—	4.3
Prepaid commissions	—	1.3	(0.1)	—	1.2
Other current assets	(36.4)	17.1	0.5	—	(18.8)
Contract rights and list fees	—	(0.4)	—	—	(0.4)
Other non-current assets	0.1	(13.1)	(0.3)	—	(13.3)
Accounts payable and accrued expenses	20.0	3.3	(31.1)	—	(7.8)
Payables to related parties	(1.7)	0.9	—	—	(0.8)
Deferred revenue	0.4	(7.0)	0.3	—	(6.3)
Income taxes receivable and payable	(0.4)	-	(0.1)	—	(0.5)
Other long-term liabilities	0.1	(6.5)	0.7	—	(5.7)
Other, net	1.3	(0.8)	2.7	—	3.2
Net cash used in operating activities	(182.6)	206.3	(24.4)	—	(0.7)
Investing Activities
Capital expenditures	0.5	(11.2)	(12.6)	—	(23.3)
Restricted cash	—	—	(1.1)	—	(1.1)
Proceeds from sale of investment	—	—	1.5	—	1.5
Intercompany receivables and payables	—	(193.9)	—	193.9	—
Net cash used in investing activities	0.5	(205.1)	(12.2)	193.9	(22.9)
Financing Activities
Borrowings under revolving credit facility, net	61.0	—	—	—	61.0
Principal payments on borrowings	(5.8)	(0.8)	—	—	(6.6)
Receivables from and payables to parent company	(1.9)	—	—	—	(1.9)
Intercompany receivables and payables	195.6	—	(1.7)	(193.9)	—
Capital contribution to subsidiary	(0.1)	—	0.1	—	—
Intercompany loans	(45.8)	—	45.8	—	—
Net cash provided by financing activities	203.0	(0.8)	44.2	(193.9)	52.5
Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.2)	—	(1.2)
Net increase in cash and cash equivalents	20.9	0.4	6.4	—	27.7
Cash and cash equivalents, beginning of period	7.8	2.5	17.7	—	28.0
Cash and cash equivalents, end of period	$28.7	$2.9	$24.1	$—	$55.7

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net loss	$(115.9)	$140.8	$(59.9)	$(80.5)	$(115.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.9	56.8	23.6	—	81.3
Amortization of debt discount and financing costs	6.4	—	1.4	—	7.8
Financing costs	5.5	—	—	—	5.5
Facility exit costs	—	1.7	—	—	1.7
Loss on extinguishment of debt	6.0	—	—	—	6.0
Share-based compensation	6.8	—	—	—	6.8
Equity in (income) loss of subsidiaries	(68.8)	(11.7)	—	80.5	—
Deferred income taxes	0.4	8.1	(1.1)	—	7.4
Net change in assets and liabilities:
Restricted cash	—	1.3	(4.2)	—	(2.9)
Receivables	(0.7)	4.6	(3.6)	—	0.3
Receivables from related parties	4.0	—	(4.0)	—	—
Profit-sharing receivables from insurance carriers	—	35.3	—	—	35.3
Prepaid commissions	—	(8.2)	0.9	—	(7.3)
Other current assets	(0.8)	15.4	6.1	—	20.7
Contract rights and list fees	—	1.3	—	—	1.3
Other non-current assets	0.1	0.4	(0.5)	—	-
Accounts payable and accrued expenses	(0.8)	(46.7)	24.3	—	(23.2)
Payables to related parties	(2.6)	(0)	—	—	(2.7)
Deferred revenue	—	(10.4)	(3.5)	—	(13.9)
Income taxes receivable and payable	(0.2)	0.1	0.3	—	0.2
Other long-term liabilities	(0.3)	(5.9)	1.0	—	(5.2)
Other, net	3.4	1.8	—	—	5.2
Net cash used in operating activities	(156.6)	184.6	(19.2)	—	8.8
Investing Activities
Capital expenditures	2.9	(22.7)	(16.5)	—	(36.3)
Restricted cash	—	—	(0.3)	—	(0.3)
Acquisition-related payments, net of cash acquired	—	(19.4)	—	—	(19.4)
Intercompany receivables and payables	—	(142.1)	—	142.1	—
Net cash used in investing activities	2.9	(184.2)	(16.8)	142.1	(56.0)
Financing Activities
Repayments under revolving credit facility, net	(34.0)	—	—	—	(34.0)
Proceeds from issuance of debt	425.0	—	—	—	425.0
Financing costs	(21.9)	—	—	—	(21.9)
Principal payments on borrowings	(313.6)	(0.4)	—	—	(314.0)
Intercompany loan	(27.8)	—	27.8	—	—
Intercompany dividend	0.8	—	(0.8)	—	—
Receivables from and payables to parent company	(3.0)	—	—	—	(3.0)
Intercompany receivables and payables	127.2	—	14.9	(142.1)	—
Net cash provided by financing activities	152.7	(0.4)	41.9	(142.1)	52.1
Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.1)	—	(1.1)
Net increase in cash and cash equivalents	(1.0)	0	4.8	—	3.8
Cash and cash equivalents, beginning of period	1.7	2.9	15.0	—	19.6
Cash and cash equivalents, end of period	$0.7	$2.9	$19.8	$—	$23.4

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

●

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2015 and 2014. This analysis is presented on both a consolidated basis and on an operating segment basis.

●

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2015 and 2014 and our financial condition as of September 30, 2015, as well as a discussion of our liquidity and capital resources.

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend was incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the nine months ended September 30, 2015 and the year ended December 31, 2014, in excess of 95% of our new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

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

Acquisitions

On September 8, 2014, the Company entered into a Membership Interest Purchase Agreement (the “SkyMall Agreement”) that resulted in the acquisition on September 9, 2014 of SkyMall Ventures, LLC (“SkyMall”), a provider of merchandise, gift cards and experiential rewards for loyalty programs. In accordance with the SkyMall Agreement, the Company acquired all of the outstanding membership interests in SkyMall for an upfront cash payment of approximately $18.4 million, plus a working capital adjustment of $0.4 million, and contingent consideration of up to $3.9 million payable approximately one year after the acquisition date (which was not achieved).

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

For instance, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”) which became operational on July 21, 2011, and has been given authority to regulate all consumer financial products sold by banks and non-bank companies. These regulations have imposed additional reporting, supervisory, and regulatory requirements on our financial institution marketing partners which have adversely affected our business, financial condition and results of operations. In addition, even an inadvertent failure of our financial institution marketing partners to comply with these laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could adversely affect our business or our reputation going forward. Some of our marketing partners have become involved in governmental inquiries that include our products or marketing practices. As a result, certain financial institution marketing partners have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to members or end-consumers, or require changes to our products or services to consumers that could also have a material adverse effect on our business. Partially as a result of these factors, we have experienced a decline in our domestic membership customer base and domestic membership revenues, and we anticipate this trend will continue.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Global Average Subscribers, excluding Basic Insureds	36,932	38,905	37,759	39,557
Annualized Net Revenue Per Global Average Subscriber, excluding Basic Insureds (1)	$27.25	$26.93	$26.74	$26.80
Global Membership Subscribers
Average Global Retail Subscribers (2)	6,709	7,457	7,117	7,665
Annualized Net Revenue Per Global Average Subscriber (1)	$91.91	$89.97	$85.97	$87.09
Global Package Subscribers and Wholesale
Average Global Package Subscribers and Wholesale (2)	26,733	27,712	27,075	28,116
Annualized Net Revenue Per Global Average Package and Wholesale Subscriber (1)	$6.25	$6.57	$6.22	$6.61
Global Insureds
Average Supplemental Insureds (2)	3,490	3,736	3,567	3,776
Annualized Net Revenue Per Supplemental Insured (1)	$63.78	$52.11	$64.25	$54.75
Global Average Subscribers, including Basic Insureds	55,706	59,015	56,932	59,767

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table summarizes our consolidated results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended	Three Months Ended
	September 30,	September 30,	Increase
	2015	2014	(Decrease)
	(in millions)
Net revenues	$291.3	$303.0	$(11.7)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	104.7	114.8	(10.1)
Operating costs	95.1	96.7	(1.6)
General and administrative	29.3	50.6	(21.3)
Facility exit costs	0.1	1.1	(1.0)
Depreciation and amortization	23.7	27.2	(3.5)
Total expenses	252.9	290.4	(37.5)
Income from operations	38.4	12.6	25.8
Interest income	1.9	0.2	1.7
Interest expense	(47.8)	(41.1)	(6.7)
Other income, net	0.6	—	0.6
Loss before income taxes and non-controlling interest	(6.9)	(28.3)	21.4
Income tax expense	(1.1)	(2.6)	1.5
Net loss	(8.0)	(30.9)	22.9
Less: net income attributable to non-controlling interest	(0.2)	(0.2)	—
Net loss attributable to Affinion Group, Inc.	$(8.2)	$(31.1)	$22.9

Summary of Operating Results for the Three Months Ended September 30, 2015

The following is a summary of changes affecting our operating results for the three months ended September 30, 2015.

Net revenues decreased $11.7 million, or 3.9%, for the three months ended September 30, 2015 as compared to the same period of the prior year primarily as lower retail revenues from a decline in retail member volumes in Membership Products and lower revenue in International Products primarily from an unfavorable foreign exchange impact were partially offset by higher net revenues in Insurance and Package Products principally from a lower cost of insurance.

         Segment EBITDA increased $22.3 million as the impact of the lower net revenues was more than offset by lower marketing and commissions and lower general and administrative expense.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following section provides an overview of our consolidated results of operations for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Net Revenues. During the three months ended September 30, 2015 we reported net revenues of $291.3 million, a decrease of $11.7 million, or 3.9%, as compared to net revenues of $303.0 million in the comparable period of 2014.  Net revenues in Membership Products decreased $10.5 million primarily due to the continued attrition of legacy members, including those from our large financial institution partners along with the absence of a favorable reserve adjustment of $6.0 million recorded in 2014. These decreases were partially offset by increased revenues from new joins acquired through partners with whom we are actively marketing.  Insurance and Package Products revenues increased $5.2 million primarily due to a lower cost of insurance principally from an acceleration of claims in 2014 as a result of the conversion to a new primary insurance carrier and the impact of lower average Package members. Global Loyalty Products net revenues decreased $1.6 million as growth with existing and new clients was more than offset by lower revenue from the loss of a key client. International Products net revenues decreased $4.9 million. On a currency consistent basis, International Products net revenues increased $8.3 million due to higher retail membership revenue in both our online and offline channels associated with increased members and higher price points along with growth in the wholesale sector. These increases were more than offset by an unfavorable foreign exchange impact of $13.2 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $10.1 million, or 8.8%, to $104.7 million for the three months ended September 30, 2015 from $114.8 million for the three months ended September 30, 2014. Marketing and commissions expense decreased in International Products by $7.5 million primarily due to the favorable impact of foreign exchange. Costs decreased $3.2 million in Insurance and Package Products primarily due to lower commissions.

Operating Costs. Operating costs decreased by $1.6 million, or 1.7%, to $95.1 million for the three months ended September 30, 2015 from $96.7 million for the three months ended September 30, 2014. Operating costs decreased $2.9 million in International Products primarily due to the favorable impact of foreign exchange partially offset by increased costs of $2.6 million in Global Loyalty Products primarily from the negative impact of adjustments related to redemption activity for one of our loyalty programs.

General and Administrative Expense. General and administrative expense decreased by $21.3 million, or 42.1% to $29.3 million for the three months ended September 30, 2015 from $50.6 million for the three months ended September 30, 2014.  Costs decreased $16.1 million in Membership Products primarily due to a charge of $12.0 million recorded in the third quarter of 2014 for legal reserves related to the CFPB matter. Costs decreased $7.3 million in our International Products business primarily due to a decrease in charges of $6.4 million for legal reserves and fees related to the FCA inquiry. Corporate costs increased by $3.2 million primarily from higher professional fees of $5.1 million principally from costs related to the debt exchange launched on September 29, 2015 partially offset by a favorable exchange impact of $2.0 million related to intercompany financing arrangements.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $3.5 million for the three months ended September 30, 2015 to $23.7 million from $27.2 million for the three months ended September 30, 2014, primarily from lower amortization expense recorded in 2015 as compared to 2014 in the amount of $2.7 million related to intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis.

Interest Expense. Interest expense increased $6.7 million, or 16.3% to $47.8 million for the three months ended September 30, 2015 from $41.1 million for the three months ended September 30, 2014, primarily from higher interest expense associated with higher principal amount of borrowings in 2015 associated with our revolving credit facility and the absence in 2015 of a favorable reserve adjustment recorded in the third quarter of 2014.

Income Tax Expense. Income tax expense decreased by $1.5 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to a decrease in the deferred state and federal tax provisions for the three months ended September 30, 2015, partially offset by an increase in the current state and foreign tax provisions and deferred foreign tax provision for the same period.

The Company’s effective income tax rates for the three months ended September 30, 2015 and 2014 were (16.4)% and (9.4)%, respectively. The difference in the effective tax rates for the three months ended September 30, 2015 and 2014 is primarily a result of a decrease in loss before income taxes and non-controlling interest from $28.3 million for the three months ended September 30, 2014 to $6.9 million for the three months ended September 30, 2015 and a decrease in the income tax provision from $2.6 million for the three months ended September 30, 2014 to $1.1 million for the three months ended September 30, 2015. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Three Months Ended September 30,
	Net Revenues			Segment EBITDA (1)
			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in millions)
Membership Products	$102.5	$113.0	$(10.5)	$20.9	$13.9	$7.0
Insurance and Package Products	64.3	59.1	5.2	20.1	9.6	10.5
Global Loyalty Products	38.7	40.3	(1.6)	14.0	18.8	(4.8)
International Products	86.1	91.0	(4.9)	14.3	1.5	12.8
Eliminations	(0.3)	(0.4)	0.1	-	-	-
Total products	291.3	303.0	(11.7)	69.3	43.8	25.5
Corporate	—	—	-	(7.2)	(4.0)	(3.2)
Total	$291.3	$303.0	$(11.7)	62.1	39.8	22.3
Depreciation and amortization				(23.7)	(27.2)	3.5
Income from operations				$38.4	$12.6	$25.8

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Membership Products. Membership Products net revenues decreased by $10.5 million, or 9.3%, to $102.5 million for the three months ended September 30, 2015 as compared to $113.0 million for the three months ended September 30, 2014. Net revenues decreased primarily due to the continued attrition of legacy members, including those from our large financial institution partners along with the absence of a favorable reserve adjustment of $6.0 million recorded in 2014. These decreases were partially offset by increased revenues from new joins acquired through partners with whom we are actively marketing.

Segment EBITDA increased by $7.0 million, or 50.4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Segment EBITDA increased as the impact of the lower net revenues of $10.5 million was more than offset by lower general and administrative costs of $16.1 million. The lower general and administrative costs were primarily due to a charge of $12.0 million recorded in the third quarter of 2014 for legal reserves related to the CFPB matter.

Insurance and Package Products. Insurance and Package Products net revenues increased by $5.2 million, or 8.8%, to $64.3 million for the three months ended September 30, 2015 as compared to $59.1 million for the three months ended September 30, 2014. Insurance revenue increased approximately $7.0 million primarily due to a lower cost of insurance principally from an acceleration of claims in 2014 as a result of the conversion to a new primary insurance carrier. Package revenue decreased approximately $1.8 million primarily due to the impact of lower average Package members.

Segment EBITDA increased by $10.5 million, or 109.4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily from the impact of higher net revenues of $5.2 million and a decrease in operating expenses totaling $5.3 million primarily the result of lower marketing and commissions and lower employee related costs.

Global Loyalty Products. Revenues from Global Loyalty Products decreased by $1.6 million, or 4.0%, for the three months ended September 30, 2015 to $38.7 million as compared to $40.3 million for the three months ended September 30, 2014 as increased revenues from growth with new and existing clients was more than offset by lower revenue from the loss of a key client.

Segment EBITDA decreased by $4.8 million, or 25.5%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, as the increased contribution associated with new and existing clients was more than offset by the loss of a key client and the negative impact of adjustments related to redemption activity for one of our loyalty programs.

International Products. International Products net revenues decreased by $4.9 million, or 5.4%, to $86.1 million for the three months ended September 30, 2015 as compared to $91.0 million for the three months ended September 30, 2014. Net revenues increased $8.3 million on a currency consistent basis primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members and higher price points along with growth in the wholesale sector. These increases were more than offset by the unfavorable impact from foreign exchange of $13.2 million.

Segment EBITDA increased $12.8 million, or 853.3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 as the lower net revenue of $4.9 million was more than offset by lower marketing and commissions of $7.5 million, lower operating costs of $2.9 million and lower general and administrative costs of $7.3 million. The lower marketing and commissions and lower operating costs were primarily attributable to the favorable impact of foreign exchange. The lower general and administrative costs were primarily due to a decrease in charges of $6.4 million for legal reserves and fees related to the FCA inquiry.

Corporate

Corporate costs increased by $3.2 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily from higher professional fees of $5.1 million principally from costs related to the debt exchange launched on September 29, 2015 partially offset by a favorable foreign exchange impact of $2.0 million related to intercompany financing arrangements.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	Increase
	2015	2014	(Decrease)
	(in millions)
Net revenues	$888.6	$928.2	$(39.6)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	331.4	360.3	(28.9)
Operating costs	298.1	310.7	(12.6)
General and administrative	93.1	141.0	(47.9)
Facility exit costs	1.2	1.7	(0.5)
Depreciation and amortization	71.7	81.3	(9.6)
Total expenses	795.5	895.0	(99.5)
Income from operations	93.1	33.2	59.9
Interest income	2.3	0.7	1.6
Interest expense	(142.3)	(132.5)	(9.8)
Loss on extinguishment of debt	—	(6.0)	6.0
Other income, net	1.2	—	1.2
Loss before income taxes and non-controlling interest	(45.7)	(104.6)	58.9
Income tax expense	(4.2)	(10.9)	6.7
Net loss	(49.9)	(115.5)	65.6
Less: net income attributable to non-controlling interest	(0.5)	(0.4)	(0.1)
Net loss attributable to Affinion Group, Inc.	$(50.4)	$(115.9)	$65.5

Summary of Operating Results for the Nine Months Ended September 30, 2015

The following is a summary of changes affecting our operating results for the nine months ended September 30, 2015.

Net revenues decreased $39.6 million, or 4.3%, for the nine months ended September 30, 2015 as compared to the same period of the prior year as lower retail revenues from a decline in retail member volumes in Membership Products and lower revenue in International Products primarily from an unfavorable foreign exchange impact were partially offset by an increase in Insurance and Package Products net revenue principally from a lower cost of insurance.

         Segment EBITDA increased $50.3 million as the impact of the lower net revenues was more than offset by lower marketing and commissions, lower operating costs and lower general and administrative expense.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following section provides an overview of our consolidated results of operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Net Revenues. During the nine months ended September 30, 2015 we reported net revenues of $888.6 million, a decrease of $39.6 million, or 4.3%, as compared to net revenues of $928.2 million in the comparable period of 2014.  Net revenues in Membership Products decreased $35.0 million primarily due to the continued attrition of legacy members, including those from our large financial institution partners along with the absence of a favorable reserve adjustment of $6.0 million recorded in 2014. These decreases were partially offset by increased revenues from new joins acquired through partners with whom we are actively marketing.  Insurance and Package Products revenues increased $12.6 million primarily due to a lower cost of insurance, principally from an acceleration of claims in 2014 as a result of the conversion to a new primary insurance carrier, partially offset by lower supplemental insureds and the impact of lower average Package members. Global Loyalty Products net revenues increased $1.6 million as growth with existing clients was partially offset by lower revenue from the loss of a key client. International Products net revenues decreased $19.2 million. On a currency consistent basis, International Products net revenues increased $23.3 million due to higher retail membership revenue in both our online and offline channels associated with increased members and higher price points along with growth in the wholesale sector. These increases were more than offset by an unfavorable foreign exchange impact of $42.5 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $28.9 million, or 8.0%, to $331.4 million for the nine months ended September 30, 2015 from $360.3 million for the nine months ended September 30, 2014. Marketing and commissions expense decreased in International Products by $21.0 million primarily due to the favorable impact of foreign exchange. Costs decreased in Membership Products by $3.3 million primarily attributable to the migration of certain partner compensation arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. Costs decreased $5.8 million in Insurance and Package Products primarily from lower commissions.

Operating Costs. Operating costs decreased by $12.6 million, or 4.1%, to $298.1 million for the nine months ended September 30, 2015 from $310.7 million for the nine months ended September 30, 2014. Operating costs decreased $10.9 million in International Products primarily due to the favorable impact of foreign exchange and $5.1 million in Membership Products primarily from lower product and servicing costs associated with the lower retail member volumes along with lower costs from cost savings initiatives. Costs increased $4.5 million in Global Loyalty Products primarily due to one-time integration expenses incurred in the first quarter of 2015 and the negative impact of adjustments related to redemption activity for one of our loyalty programs.

General and Administrative Expense. General and administrative expense decreased by $47.9 million, or 34.0% to $93.1 million for the nine months ended September 30, 2015 from $141.0 million for the nine months ended September 30, 2014. Costs decreased $18.1 million in International Products primarily due to a decrease in charges of $17.3 million for legal reserves and fees related to the FCA inquiry.  Costs decreased $20.3 million in Membership Products primarily due to a $12.0 million charge incurred in 2014 related to the CFPB matter. In addition, as a result of a settlement reached with the CFPB in July 2015, we recorded a $3.3 million favorable adjustment to our legal reserve in the second quarter of 2015. Corporate costs decreased by $8.3 million primarily from lower stock compensation costs of $5.4 million, principally due to an adjustment in 2014 to modify a portion of the outstanding stock options by adjusting their exercise price and extending their contractual life, along with a favorable foreign exchange impact of $2.2 million related to intercompany financing arrangements.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $9.6 million for the nine months ended September 30, 2015 to $71.7 million from $81.3 million for the nine months ended September 30, 2014, primarily from lower amortization expense recorded in 2015 as compared to 2014 in the amount of $6.8 million related to intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis.

Interest Expense. Interest expense increased $9.8 million, or 7.4% to $142.3 million for the nine months ended September 30, 2015 from $132.5 million for the nine months ended September 30, 2014, primarily from higher interest expense associated with higher interest rates and increased principal amount of term loan borrowings associated with the May 2014 amendment of our senior secured credit facility and the absence in 2015 of a favorable reserve adjustment recorded in the third quarter of 2014.

Loss on Extinguishment of Debt. Loss on extinguishment of debt in 2014 includes $6.0 million of the pro rata portion of the unamortized deferred financing costs associated with the May 2014 amendment to our senior secured credit facility completed in the second quarter of 2014.

Income Tax Expense. Income tax expense decreased by $6.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to a decrease in the current state and foreign and deferred federal and state tax provisions for the nine months ended September 30, 2015, partially offset by an increase in the deferred foreign tax provision for the same period.

The Company’s effective income tax rates for the nine months ended September 30, 2015 and 2014 were (9.2)% and (10.4)%, respectively. The difference in the effective tax rates for the nine months ended September 30, 2015 and 2014 is primarily a result of a decrease in loss before income taxes and non-controlling interest from $104.6 million for the nine months ended September 30, 2014 to $45.7 million for the nine months ended September 30, 2015 and a decrease in the income tax provision from $10.9 million for the nine months ended September 30, 2014 to $4.2 million for the nine months ended September 30, 2015. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

Net revenues and Segment EBITDA by operating segment are as follows:

	Nine Months Ended September 30,
	Net Revenues			Segment EBITDA (1)
			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
	(in millions)
Membership Products	$307.5	$342.5	$(35.0)	$40.6	$46.4	$(5.8)
Insurance and Package Products	199.9	187.3	12.6	61.3	37.6	23.7
Global Loyalty Products	126.1	124.5	1.6	44.2	50.9	(6.7)
International Products	256.1	275.3	(19.2)	28.3	(2.5)	30.8
Eliminations	(1.0)	(1.4)	0.4	-	-	-
Total products	888.6	928.2	(39.6)	174.4	132.4	42.0
Corporate	—	—	—	(9.6)	(17.9)	8.3
Total	$888.6	$928.2	$(39.6)	164.8	114.5	50.3
Depreciation and amortization				(71.7)	(81.3)	9.6
Income from operations				$93.1	$33.2	$59.9

(1)	See Segment EBITDA above and Note 11 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Membership Products. Membership Products net revenues decreased by $35.0 million, or 10.2%, to $307.5 million for the nine months ended September 30, 2015 as compared to $342.5 million for the nine months ended September 30, 2014. Net revenues decreased primarily due to the continued attrition of legacy members, including those from our large financial institution partners along with the absence of a favorable reserve adjustment of $6.0 million recorded in 2014. These decreases were partially offset by increased revenues from new joins acquired through partners with whom we are actively marketing.

Segment EBITDA decreased by $5.8 million, or 12.5%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Segment EBITDA decreased as the impact of the lower net revenues of $35.0 million was partially offset by lower marketing and commissions of $3.3 million, lower operating costs of $5.1 million and lower general and administrative expenses of $20.3 million. The lower marketing and commissions were primarily the result of the migration of certain partner compensation arrangements from traditional bounty to advance commissions whereby the partner has the potential for additional revenue sharing. The lower operating costs were primarily from lower product and servicing costs associated with the lower retail member volumes along with lower costs from cost savings initiatives. The lower general and administrative costs were primarily due to a $12.0 million charge incurred in 2014 related to the CFPB matter. In addition, as a result of a settlement reached with the CFPB in July 2015, we recorded a $3.3 million favorable adjustment to our legal reserve in the second quarter of 2015.

Insurance and Package Products. Insurance and Package Products net revenues increased by $12.6 million, or 6.7%, to $199.9 million for the nine months ended September 30, 2015 as compared to $187.3 million for the nine months ended September 30, 2014. Insurance revenue increased approximately $16.9 million primarily due to a lower cost of insurance principally from an acceleration of claims in 2014 as a result of the conversion to a new primary insurance carrier partially offset by the impact from lower average supplemental insureds. Package revenue decreased approximately $4.3 million primarily due to the impact of lower average Package members.

Segment EBITDA increased by $23.7 million, or 63.0%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily from the impact of higher net revenues of $12.6 million along with lower operating expenses of $11.1 million primarily the result of lower employee related costs and lower marketing and commissions.

Global Loyalty Products. Revenues from Global Loyalty Products increased by $1.6 million, or 1.3%, for the nine months ended September 30, 2015 to $126.1 million as compared to $124.5 million for the nine months ended September 30, 2014 primarily from increased revenues related to growth with existing clients partially offset by lower revenue from the loss of a key client.

Segment EBITDA decreased by $6.7 million, or 13.2%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, as the increased contribution associated with existing clients was more than offset by the loss of a key client, additional costs from one-time integration expenses incurred in the first quarter of 2015 and the negative impact of adjustments related to redemption activity for one of our loyalty programs.

International Products. International Products net revenues decreased by $19.2 million, or 7.0%, to $256.1 million for the nine months ended September 30, 2015 as compared to $275.3 million for the nine months ended September 30, 2014. Net revenues increased $23.3 million on a currency consistent basis primarily from higher retail membership revenue in both our online and offline acquisition channels associated with increased members and higher price points along with growth in the wholesale sector. These increases were more than offset by the unfavorable impact from foreign exchange of $42.5 million.

Segment EBITDA increased $30.8 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as the lower net revenue of $19.2 million was more than offset by lower general and administration costs of $18.1 million, lower marketing and commissions of $21.0 million and lower operating costs of $10.9 million. General and administrative costs decreased primarily due to a decrease in charges of $17.3 million for legal reserves and fees related to the FCA inquiry.  The lower marketing and commissions and lower operating costs were primarily attributable to the favorable impact of foreign exchange.

Corporate

Corporate costs decreased by $8.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily from lower stock compensation costs of $5.4 million as 2014 included an adjustment to modify a portion of the outstanding stock options by adjusting their exercise price and extending their contractual life, and a favorable foreign exchange impact of $2.2 million related to intercompany financing arrangements.

.

Financial Condition, Liquidity and Capital Resources

Financial Condition—September 30, 2015 and December 31, 2014

	September 30,	December 31,	Increase
	2015	2014	(Decrease)
	(in millions)
Total assets	$1,012.5	$1,037.7	$(25.2)
Total liabilities	2,684.0	2,653.6	30.4
Total deficit	(1,671.5)	(1,615.9)	(55.6)

Total assets decreased by $25.2 million principally due to (i) a decrease in other intangibles, net of $39.2 million, principally due to amortization expense of $36.9 million, and (ii) a decrease in property and equipment of $14.5 million, principally due to depreciation expense of $34.7 million, partially offset by additions of $24.0 million. These decreases were partially offset by an increase in cash and cash equivalents of $27.7 million.

Total liabilities increased by $30.4 million, principally due to an increase in long-term debt of $55.9 million, principally due to an increase in outstanding borrowings under the revolving credit facility of $61.0 million. This increase was partially offset by a decrease in account payables and accrued expenses of $14.5 million due to a reduction in accrued legal and professional fees principally in International Products, and lower accrued interest due to the timing of interest payments on our debt instruments.

Total deficit increased by $55.6 million, due to a net loss of $49.9 million and foreign currency translation effect of $5.7 million.

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

Cash Flows—Nine Months Ended September 30, 2015 and 2014

At September 30, 2015, we had $55.7 million of cash and cash equivalents on hand, an increase of $32.3 million from $23.4 million at September 30, 2014. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Nine Months Ended September 30,
	2015	2014	Change
	(in millions)
Cash provided by (used in):
Operating activities	$(0.7)	$8.8	$(9.5)
Investing activities	(22.9)	(56.0)	33.1
Financing activities	52.5	52.1	0.4
Effect of exchange rate changes	(1.2)	(1.1)	(0.1)
Net change in cash and cash equivalents	$27.7	$3.8	$23.9

Operating Activities

During the nine months ended September 30, 2015, we used $9.5 million more cash for operating activities than during the nine months ended September 30, 2014. Segment EBITDA increased by $50.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 (see “—Results of Operations”). In addition, other current assets generated cash flows during the nine months ended September 30, 2015 that were $39.5 million less favorable than the cash flows generated during the nine months ended September 30, 2014 primarily due to timing of prepayments for gift card purchases and profit-sharing receivables from insurance carriers generated cash flows during the nine months ended September 30, 2015 that were $31.0 million less favorable than the cash flows generated during the nine months ended September 30, 2014 as the profit-sharing arrangement with the Company’s former primary insurance carrier continues to wind down.

Investing Activities

We used $33.1 million less cash in investing activities during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we used $23.3 million for capital expenditures and received $1.5 million in connection with the sale of an investment. During the nine months ended September 30, 2014, we used $36.3 million for capital expenditures and $19.4 million for acquisition-related payments, net of cash acquired.

Financing Activities

We provided $0.4 million more cash from financing activities during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we had net borrowings under Affinion’s revolving credit facility of $61.0 million and made principal payments on our debt of $6.6 million. During the nine months ended September 30, 2014, we had net repayments under Affinion’s revolving credit facility of $34.0 million, refinanced a portion of debt resulting in new second-lien term loan borrowings of $425.0 million and repayments of term loan debt of $311.6 million, paid financing costs of $21.9 million and made other principal payments on our debt of $2.4 million.

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

As of September 30, 2015, we had approximately $2.1 billion in indebtedness. Payments required to service this indebtedness have substantially increased our liquidity requirements as compared to prior years due to higher principal amounts and higher interest rates associated with the new indebtedness incurred in December 2013 and the related amendment to our senior secured credit facility that increased the applicable margins and the May 2014 amendment to our senior secured credit facility that included the issuance of second lien term debt as well as first lien term debt.

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

Our senior subordinated bridge loan facility was refinanced in part with the proceeds from the offering of 2006 senior subordinated notes. On April 26, 2006, we issued $355.5 million aggregate principal amount of 2006 senior subordinated notes and applied the gross proceeds of $350.5 million to repay $349.5 million of outstanding borrowings under our senior subordinated loan facility, plus accrued interest, and used cash on hand to pay fees and expenses associated with such issuance. The interest on our 2006 senior subordinated notes is payable semi-annually. We may redeem some or all of the 2006 senior subordinated notes at the redemption prices (generally at a premium) set forth in the agreement governing the 2006 senior subordinated notes. The 2006 senior subordinated notes are unsecured obligations. At September 30, 2015, the 2006 senior subordinated notes were guaranteed by certain, but not all, subsidiaries that guarantee our 2010 senior notes as discussed in Note 12 – Guarantor/Non-Guarantor Supplemental Financial Information. In December 2013, Affinion Investments exchanged $352.9 million face amount of our outstanding 2006 senior subordinated notes for $360.0 million face amount Investments 2013 senior subordinated notes. Affinion Investments then exchanged with the Company all of the 2006 senior subordinated notes received by it in the exchange offer for the Company’s 2013 senior subordinated notes.

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility matures in April 2018 and the Second Lien Term Loan facility matures in October 2018. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. Our senior secured credit facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%. The weighted average interest rate on the term loan for the period from January 1, 2014 through May 20, 2014 was 6.75%. The weighted average interest rate on the First Lien Term Loan and Second Lien Term Loan for the three and nine months ended September 30, 2015 and for the period from May 20, 2014 through September 30, 2014 was 6.75% and 8.50%, respectively. The weighted average interest rate on revolving credit facility borrowings for the three and nine months ended September 30, 2015 was 7.2% for both periods and for the three and nine months ended September 30, 2014 was 7.5% and 7.1%, respectively. Our obligations under our senior secured credit facility are, and our obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of our existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Our senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all our capital stock and (ii) us and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by us or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of us and each subsidiary guarantor, subject to certain exceptions. Our senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in our senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on our (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase our capital stock; prepay, redeem or repurchase certain of our subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of our subsidiaries to pay dividends; merge or enter into acquisitions; sell our assets; and enter into transactions with our affiliates. The credit facility also requires us to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined in our senior secured credit facility) to EBITDA (as defined in our senior secured credit facility) of 4.25:1.00. A portion of the April 2010 proceeds of the term loan under our senior secured credit facility were utilized to repay the outstanding balance of the then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and for other general corporate purposes.

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

On December 12, 2013, Affinion Investments exchanged with the Company all of the 2006 senior subordinated notes received by it in the exchange offer for Affinion’s 2013 senior subordinated notes. Affinion’s 2013 senior subordinated notes bear interest at 13.50% per annum payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2013 senior subordinated notes will mature on August 15, 2018. The 2013 senior subordinated notes are redeemable at the Company’s option prior to maturity. The indenture governing the 2013 senior subordinated notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under the 2013 senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior subordinated basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II). The 2013 senior subordinated notes and guarantees thereof are unsecured senior subordinated obligations of Affinion’s and rank junior to all of Affinion’s and the guarantors’ existing and future senior indebtedness, pari passu with Affinion’s 2006 senior subordinated notes and senior to Affinion’s and the guarantors’ future subordinated indebtedness. Although Affinion Investments is the only holder of the Affinion 2013 senior subordinated notes, the trustee for the Investments 2013 senior subordinated notes, and holders of at least 25% of the principal amount of the Investments 2013 senior subordinated notes will have the right as third party beneficiaries to enforce the remedies available to Affinion Investments against Affinion, and Affinion Investments will not be able to amend the covenants in the note agreement governing Affinion’s 2013 senior subordinated notes in favor of Affinion unless it has received consent from the holders of a majority of the aggregate principal amount of the outstanding Investments 2013 senior subordinated notes.

In connection with the exchange offer and consent solicitation relating to the 2006 senior subordinated notes and the issuance of the Company’s 2013 senior subordinated notes, the Company incurred $5.9 million of financing costs.

At September 30, 2015, on a consolidated basis, the Company had $763.4 million outstanding under the First Lien Term Loans, $425.0 million outstanding under the Second Lien Term Loans, $475.0 million ($473.6 million net of discount) outstanding under the 2010 senior notes, $2.6 million outstanding under the 2006 senior subordinated notes and $360.0 million ($354.4 million net of discount) outstanding under the 2013 senior subordinated notes. At September 30, 2015, there was $66.0 million outstanding under the revolving credit facility and the Company had $0.1 million available under the revolving credit facility after giving effect to the issuance of $13.9 million of letters of credit.

On November 9, 2015, (a) Affinion Holdings completed a private offer to exchange its outstanding 2013 senior notes for shares of new Common Stock, par value $0.01 per share (the “New Common Stock”), of Affinion Holdings, (b) Affinion Investments completed a private offer to exchange its outstanding Investments senior subordinated notes for shares of New Common Stock, and (c) Affinion Holdings and Affinion International Holdings Limited (“Affinion International”), a wholly-owned subsidiary of Affinion, jointly completed a rights offering giving holders of Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes the right to purchase an aggregate principal amount of $110.0 million of 7.5% Cash/PIK Senior Notes due 2018 (the “International Notes”) of Affinion International and 2,483,333 shares of New Common Stock for an aggregate cash purchase price of $110.0 million. Under the terms of Affinion Holdings’ exchange offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes tendered during the offer period, holders received 7.15066 shares of Affinion Holdings’ New Common Stock. Under the terms of Affinion Investments’ exchange offer, for each $1,000 principal amount of the Investments senior subordinated notes tendered during the offer period, holders received 15.52274 shares of Affinion Holdings’ New Common Stock. Under certain circumstances, certain holders received non-participating penny warrants (the “Limited Warrants”) of Affinion Holdings that are convertible into shares of New Common Stock upon certain conditions. Pursuant to Affinion Holdings’ exchange offer, approximately $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of New Common Stock and pursuant to Affinion Investments’ exchange offer, approximately $337.3 million of Investments senior subordinated notes were exchanged for 5,236,517 shares of New Common Stock.

Concurrently with the exchange offers, Affinion Holdings and Affinion Investments successfully solicited consents from holders to certain amendments to (a) the indenture governing Affinion Holdings’ 2013 senior notes to remove substantially all of the restrictive covenants and certain of the default provisions and to release the collateral securing Affinion Holdings’ 2013 senior notes, (b) the indenture governing the Investments senior subordinated notes to remove substantially all of the restrictive covenants and certain of the default provisions, and (c) the note agreement governing Affinion’s 2013 senior subordinated notes to remove substantially all of the restrictive covenants and certain of the default provisions and to permit the repurchase and cancellation of Affinion’s 2013 senior subordinated notes by Affinion in the same aggregate principal amount as the aggregate principal amount of the Investments senior subordinated notes repurchased or redeemed by Affinion Investments at any time, including pursuant to Affinion Investments’ exchange offer.

In connection with the exchange offers, Affinion Holdings and Affinion International jointly conducted a rights offering for International Notes and shares of Affinion Holdings’ New Common Stock. The rights offering was for an aggregate principal amount of $110.0 million of International Notes and 2,483,333 shares of New Common Stock. Each unit sold in the rights offering consisted of (1) $1,000 principal amount of International Notes and (2) 22.57576 shares of Affinion Holdings’ New Common Stock, and was sold at a purchase price per unit of $1,000. Each holder that properly tendered for exchange, and did not validly withdraw, all of their Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes in the exchange offers received non-certificated rights to subscribe for rights offering units. In connection with the rights offering, Empyrean Capital Partners, L.P. agreed to purchase any rights offering units that were unpurchased in the rights offering (the “Backstop”). Pursuant to Affinion Holdings’ and Affinion International’s rights offering and the Backstop, Affinion International received cash of approximately $110.0 million in exchange for $110.0 million aggregate principal amount of International Notes and 2,113,033 shares of New Common Stock and Limited Warrants to purchase up to 370,275 shares of New Common Stock. The net cash proceeds from the rights offering will be used for working capital purposes of Affinion International and the Foreign Guarantors (as defined below) and to repay certain intercompany loans owed by Affinion International to Affinion. The Company will use such intercompany loan repayment proceeds for general corporate purposes, including to repay borrowings under its revolving credit facility and to pay fees and expenses related to the exchange offers and rights offering. The International Notes bear interest at 7.5% per annum, of which 3.5% per annum will be payable in cash (“Cash Interest”) and 4.0% per annum will be payable by increasing the principal amount of the outstanding International Notes or by issuing International Notes (“International PIK Interest”); provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 will be payable on May 1, 2016 entirely as International PIK Interest. Interest on the International Notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes will mature on July 30, 2018. The International Notes are redeemable at Affinion International’s option prior to maturity. The indenture governing the International Notes contains negative covenants which restrict the ability of Affinion International, Affinion and their respective restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion International’s obligations under the International Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II, and additionally including (such additional guarantors, the “Foreign Guarantors”) Affinion International Limited, Affinion International Travel HoldCo Limited, Webloyalty International Limited, Loyalty Ventures Limited, Bassae Holding B.V., Webloyalty Holdings Coöperatief U.A. and Webloyalty International S.à r.l.). The International Notes and guarantees thereof are unsecured senior obligations of Affinion International’s and rank equally with all of Affinion International’s and the guarantors’ existing and future senior indebtedness and senior to Affinion International’s and the guarantors’ existing and future subordinated indebtedness.

Upon consummation of the exchange offers, consent solicitations and rights offering, Affinion Holdings effected a reclassification (the “Reclassification”) as follows.  Affinion Holdings’ existing Class A Common Stock (including Class A Common Stock issued as a result of a mandatory cashless exercise of all of its Series A Warrants) was converted into (i) shares of Affinion Holdings’ new Class C Common Stock, that upon conversion will represent 5% of the outstanding shares of New Common Stock on a fully diluted basis, and (ii) shares of Affinion Holdings’ new Class D Common Stock, that upon conversion will represent 5% of the outstanding shares of New Common Stock on a fully diluted basis. In addition, Affinion Holdings’ Series A Warrants and Affinion Holdings’ Class B Common Stock were eliminated from Affinion Holdings’ certificate of incorporation and Affinion Holdings’ Series B Warrants were cancelled for no additional consideration.

Upon consummation of the exchange offers, Apollo and General Atlantic ceased to have beneficial ownership of any New Common Stock.

Covenant Compliance

Our senior secured credit facility and the indentures that govern our 2010 senior notes and our 2013 senior subordinated notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our senior secured credit facility requires us to maintain a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our senior secured credit facility (senior secured debt, as defined, to Adjusted EBITDA, as defined) must be equal to or less than 4.25 to 1.0 at September 30, 2015. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indentures governing the 2010 senior notes and the 2013 senior subordinated notes, among other things: (a) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limit our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. As of September 30, 2015, the Company was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Adjusted EBITDA consists of income from operations before depreciation and amortization further adjusted to exclude non-cash and unusual items and other adjustments permitted in our debt agreements to test the permissibility of certain types of transactions, including debt incurrence. We believe that the inclusion of Adjusted EBITDA is appropriate as a liquidity measure. Adjusted EBITDA is not a measurement of liquidity or financial performance under U.S. GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Adjusted EBITDA as an alternative to cash flows from operating activities determined in accordance with U.S. GAAP, as an indicator of cash flows, as a measure of liquidity, as an alternative to operating or net income determined in accordance with U.S. GAAP or as an indicator of operating performance.

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended September 30, 2015 to Adjusted EBITDA.

For the Twelve
Months Ended
September 30, 2015 (a)
(in millions)
Net cash provided by operating activities	$31.3
Interest expense, net	187.3
Income tax expense (benefit)	(45.2)
Amortization of debt discount and financing costs	(9.3)
Provision for loss on accounts receivable	5.2
Deferred income taxes	49.3
Changes in assets and liabilities	13.2
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings (b)	30.0
Other, net (c)	16.4
Adjusted EBITDA, excluding pro forma adjustments (d)	278.2
Effect of the pro forma adjustments (e)	5.0
Adjusted EBITDA, including pro forma adjustments (f)	$283.2

(a)

Represents consolidated financial data for the year ended December 31, 2014, minus consolidated financial data for the nine months ended September 30, 2014, plus consolidated financial data for the nine months ended September 30, 2015.

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

(d)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on October 1, 2014 in calculating the Adjusted EBITDA under the amended and restated senior secured credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes.

(e)	Gives effect to the projected annualized benefits of the restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on October 1, 2014.
(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group, Inc. for the twelve months ended September 30, 2015 to Adjusted EBITDA as required by our credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes.

For the Twelve
Months Ended
September 30, 2015 (a)
(in millions)
Net loss attributable to Affinion Group, Inc.	$(308.9)
Interest expense, net	187.3
Income tax expense	(45.2)
Non-controlling interest	0.6
Other income, net	(1.2)
Depreciation and amortization	100.1
Effect of purchase accounting, reorganizations and non-recurring revenues and gains (b)	0.2
Certain legal costs (c)	7.5
Net cost savings (d)	22.3
Other, net (e)	315.5
Adjusted EBITDA, excluding pro forma adjustments (f)	278.2
Effect of the pro forma adjustments (g)	5.0
Adjusted EBITDA, including pro forma adjustments (h)	$283.2
Senior secured leverage ratio (i)	2.76
Fixed charge coverage ratio (j)	1.57

(a)

Represents consolidated financial data for the year ended December 31, 2014, minus consolidated financial data for the nine months ended September 30, 2014, plus consolidated financial data for the nine months ended September 30, 2015.

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

(f)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on October 1, 2014 in calculating the Adjusted EBITDA under the  amended and restated senior secured credit facility and the indentures governing our 2010 senior notes and 2013 senior subordinated notes.

(g)	Gives effect to the projected annualized benefits of the restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on October 1, 2014.
(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (g) above.
(i)

The senior secured leverage ratio is defined in our amended and restated senior secured credit facility, as amended on May 20, 2014 (senior secured debt, as defined, to Adjusted EBITDA, as defined). The senior secured leverage ratio must be equal to or less than 4.25 to 1.0 at September 30, 2015.

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

On December 12, 2013, Affinion Holdings issued $292.8 million aggregate principal amount of Affinion Holdings’ 2013 senior notes, together with 13.5 million Series A warrants and 70.2 million Series B warrants, in exchange for $292.8 million aggregate principal amount of Affinion Holdings’ 2010 senior notes. Affinion Holdings’ 2013 senior notes bear interest at 13.75% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2014. At Affinion Holdings’ option (subject to certain exceptions), it may elect to pay interest (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of  Affinion Holdings’ outstanding 2013 senior notes or by issuing PIK notes (“PIK Interest”), or (iii) 50% as Cash Interest and 50% as PIK Interest; provided that if (i) no Default or Event of Default (each as defined in the Affinion Credit Facility) shall have occurred and be continuing or would result from such interest payment, (ii) immediately after giving effect to such interest payment, on a pro forma basis, the consolidated leverage ratio (as defined in the Affinion Credit Facility) of Affinion is less than or equal to 5.0:1.0 as of the last day of the most recently completed fiscal quarter preceding the interest payment date for which financial statements have been delivered to the agent under the Affinion Credit Facility and (iii) immediately after giving effect to such interest payment, on a pro forma basis, the Adjusted Consolidated Leverage Ratio (as defined in the note agreement governing Affinion’s 2013 senior subordinated notes) of Affinion is less than or equal to 5.0:1.0, then Affinion Holdings shall be required to pay interest on Affinion Holdings’ 2013 senior notes for such interest period in cash. PIK Interest accrues at 13.75% per annum plus 0.75%. Affinion Holdings’ 2013 senior notes will mature on September 15, 2018. Affinion Holdings’ 2013 senior notes are senior secured obligations of Affinion Holdings and rank pari passu in right of payment to all existing and future senior indebtedness of Affinion Holdings, junior in right of payment to all secured indebtedness of Affinion Holdings secured by liens having priority to the liens securing Affinion Holdings’ 2013 senior notes up to the value of the assets subject to such liens, and senior in right of payment to unsecured indebtedness of Affinion Holdings to the extent of the security of the collateral securing Affinion Holdings’ 2013 senior notes and all future subordinated indebtedness of Affinion Holdings.

On June 9, 2014, in connection with its offer to exchange Affinion Holdings’ 2013 senior notes for Series A warrants to purchase its Class B common stock, Affinion Holdings issued warrants to purchase up to approximately 30.3 million shares of Class B common stock in exchange for approximately $88.7 million aggregate principal amount of Affinion Holdings’ 2013 senior notes.

On November 9, 2015, Affinion Holdings completed a private offer to exchange its outstanding 2013 senior notes for shares of new Common Stock, par value $0.01 per share (the “New Common Stock”), of Affinion Holdings. Under the terms of Affinion Holdings’ exchange offer, for each $1,000 principal amount of Affinion Holdings’ 2013 senior notes tendered during the offer period, holders received 7.15066 shares of Affinion Holdings’ New Common Stock. Under certain circumstances, certain holders received nonparticipating penny warrants (the “Limited Warrants”) of Affinion Holdings that are convertible into shares of New Common Stock upon certain conditions. Pursuant to Affinion Holdings’ exchange offer, $247.4 million of Affinion Holdings’ 2013 senior notes were exchanged for 1,769,104 shares of New Common Stock.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2015 (dollars are in millions unless otherwise indicated):

								Fair Value At
						2020 and		September 30,
	2015	2016	2017	2018	2019	Thereafter	Total	2015
	(in millions)
Fixed rate debt	$2.7	$0.3	$—	$835.0	$—	$—	$838.0	$541.8
Average interest rate	10.30%	10.30%	10.30%	9.73%
Variable rate debt	$1.9	$7.8	$7.7	$1,237.0	$—	$—	$1,254.4	$1,156.9
Average interest rate (a)	7.37%	7.37%	7.37%	7.84%

(a)	Average interest rate is based on rates in effect at September 30, 2015.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At September 30, 2015, the Company had in place contracts to sell EUR 10.0 million and receive $11.2 million and to sell GBP 13.9 million and receive $21.1 million.

During the three and nine months ended September 30, 2015, the Company recognized a realized gain on the forward contracts of $0.7 million and $3.4 million, respectively, and during the three and nine months ended September 30, 2014, the Company recognized a realized gain on the forward contracts of $3.5 million and $2.8 million, respectively. As of September 30, 2015, the Company had a de minimis unrealized loss on the foreign currency forward contracts.

At September 30, 2015, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

We are a highly leveraged company.  As of September 30, 2015, we had approximately $2.1 billion principal amount of outstanding indebtedness.  Our annual debt service payment obligations, exclusive of capital lease obligations, require quarterly principal payments on Affinion’s first lien term loan equal to 1% per annum and annual required repayments based on excess cash flow.  As of September 30, 2015, our estimated annual 2015 principal and interest payments on our debt will be approximately $192.2 million, which includes a $2.6 million principal payment due on October 15, 2015 on Affinion’s 11.5% Senior Subordinated Notes due 2015 (Affinion’s “2006 senior subordinated notes”). The private exchange offers and related transactions completed on November 9, 2015 did not affect our estimated annual 2015 principal and interest payments. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control.  Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations.  If we are unable to meet our expenses, debt service obligations and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets and/or raise equity.  We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations.

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

The terms of our senior secured credit facility and the indentures governing Affinion’s 7.875% senior notes due 2018 (Affinion’s “2010 senior notes”) and Affinion International’s 7.5% Cash/PIK Senior Notes due 2018 (the “International Notes”) may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The terms of our senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and the International Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

any of which could result in an event of default under Affinion’s 2010 senior notes and the International Notes.

If the indebtedness under our senior secured credit facility, Affinion’s 2010 senior notes and the International Notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Despite our substantial indebtedness, we may still be able to incur significantly more debt.  This could intensify the risks described above.

The terms of the indentures governing Affinion’s 2010 senior notes and the International Notes and our senior secured credit facility contain restrictions on the applicable issuer’s ability and that of any of its subsidiaries to incur additional indebtedness.  However, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial.  Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness.  As of September 30, 2015, we had $0.1 million available for additional borrowing under the revolving loan commitments under our senior secured credit facility, after giving effect to $13.9 million of outstanding letters of credit.  In addition, the covenants under our existing debt agreements would allow us to borrow a significant amount of additional debt.

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

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay marketing spend and/or capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.  These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.  In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and the International Notes may restrict us from adopting some of these alternatives.  In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations and/or reduce or delay marketing spend and/or capital expenditures to meet our debt service and other obligations.  In the case of dispositions, we may not be able to consummate them for fair market value or at all.  Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.  Furthermore, none of Affinion Holdings’ equityholders have any continuing obligation to provide us with debt or equity financing.

We are a holding company with no direct operations and no significant assets other than the direct and indirect ownership of our subsidiaries and all of our net revenues are earned by our direct and indirect subsidiaries.  Our ability to service our indebtedness depends upon the performance of these subsidiaries and their ability to make distributions.

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

Since the consummation on October 17, 2005 of the acquisition (the “Acquisition”) by Affinion of Affinion Group, LLC (known as Cendant Marketing Group, LLC prior to the consummation of the Acquisition) and Affinion International Holdings Limited (known as Cendant International Holdings Limited prior to the consummation of the Acquisition), we have had a history of net losses and negative working capital.  For the years ended December 31, 2014, 2013 and 2012, we had net losses attributable to us of $374.4 million, $89.6 million and $99.3 million, respectively. For the nine months ended September 30, 2015, we had a net loss attributable to us of $50.4 million.  We cannot assure you that we will not continue to report net losses in future periods.  Our working capital deficit as of December 31, 2014, 2013 and 2012 was $195.2 million, $171.8 million and $163.7 million, respectively.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes will be limited.

The Affinion Group has substantial “net operating losses” for U.S. federal income taxes.  As of our taxable year ended December 31, 2014, we had $1,060,000,000 of “net operating losses.”  In general, we would expect our “net operating losses” to reduce our cash taxes in the future.  However, the consummation of the exchange offers and the rights offering will result in an “ownership change” for the Affinion Group pursuant to Section 382 of the Internal Revenue Code.  This will substantially limit our ability to use our pre-change net operating loss carryforwards (including those attributable to the Acquisition) and certain other pre-change tax attributes to offset our post-change income.  Similar rules and limitations may apply for state tax purposes as well.  Further, if we undergo an “ownership change” in the future, we could experience additional limitations on our ability to utilize our “net operating losses” and other attributes.

We provide periodic reports as a “voluntary filer” pursuant to our contractual obligations in the indentures governing Affinion’s 2010 senior notes, which contractual obligations may be amended without your consent.

Our obligation to file periodic reports pursuant to Section 15(d) of the Exchange Act was automatically terminated when Affinion’s 2010 senior notes were held by fewer than 300 persons on January 1, 2014 and our 2013 senior subordinated notes have not been, and are not required to be, registered under the Securities Act.  Notwithstanding this automatic suspension of our reporting obligations pursuant to Section 15(d) of the Exchange Act, we intend to continue filing periodic reports with the SEC and to provide holders of Affinion’s 2010 senior notes and the International Notes with copies of any filed reports as a “voluntary filer” in compliance with the indentures governing Affinion’s 2010 senior notes and the International Notes.  Affinion Investments and Affinion International do not separately file reports with the SEC, but information about Affinion Investments and Affinion International are included in the reports filed by Affinion.  We expect that such periodic reports filed by us as a voluntary filer will comply fully with all applicable rules and regulations of the SEC.  However, we could eliminate the periodic reporting covenant in the indentures governing Affinion’s 2010 senior notes and the International Notes with the consent of the holders of at least a majority of Affinion’s 2010 senior notes and the International Notes, respectively, in which case we would no longer be obligated to file periodic reports with the SEC and may cease doing so.

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

Furthermore, we utilize third-party vendors to market certain of our products and services on our behalf.  The failure of any of our third party vendors to satisfy our contractual or other requirements, including the failure to comply with applicable laws or regulations, could subject us to private lawsuits or governmental investigations or proceedings, may result in our liability for damages and fines, and/or harm our reputation.  If any third party vendor marketing our products and services on our behalf suffers interruptions, delays or quality problems, it could reduce our revenues and profitability.

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

We have traditionally marketed membership programs which have up-front annual membership fees.  However, over the last six years, we expanded our marketing of membership programs for which membership fees are payable in monthly installments.  In excess of 95% of our domestic new member and end-customer enrollments for the nine months ended September 30, 2015 were in monthly payment programs.  Our increased emphasis on monthly payment programs adversely affects our cash flow in the short term because the membership fee is collected over the course of the year rather than at the beginning of the membership term as with annual billing.

We have experienced recent declines in our Adjusted EBITDA and may be unable to achieve annual Adjusted EBITDA growth in future periods.

In 2014, we experienced a decline in our Adjusted EBITDA compared to 2013. We may not be able to achieve annual Adjusted EBITDA growth in future periods and our Adjusted EBITDA may continue to decline.  A variety of risks and uncertainties could cause us to not achieve Adjusted EBITDA growth, including, among others, business, economic and competitive risks and uncertainties.  In order to achieve Adjusted EBITDA growth in future periods, we must continue to implement our business strategy, achieve our target minimum returns on investment for our marketing expenditures, maintain or exceed the renewal rate and profitability of our customer base, retain key marketing partners and loyalty clients and expand those relationships, develop relationships with new key marketing partners and loyalty clients, grow our loyalty and international operations, and experience no material adverse developments that would impact our cost structure, or material adverse developments in the regulatory environment in which we operate, among other things.  Accordingly, we cannot assure you that we will be able to achieve Adjusted EBITDA growth for any future period.

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

Our U.S. programs and services are subject to extensive regulation and oversight by the Federal Trade Commission (“FTC”), the Federal Communications Commission (“FCC”), the Consumer Financial Protection Bureau (“CFPB”), state attorneys general and/or other state regulatory agencies, including state insurance regulators. Our programs and services involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others.  Additionally, telemarketing related to our programs and services is subject to federal and state telemarketing regulations, including the FTC’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and related regulations, as well as various state telemarketing laws and regulations.  Furthermore, our insurance products are subject to various state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance programs. Our travel products and services are subject to regulation by the U.S. Department of Transportation, as well as other U.S. laws and regulations governing the offer and sale thereof.  The gift cards that we provide to our clients, their customers and members are subject to the Credit Card Accountability Responsibility and Disclosure Act of 2009 and similar state laws, which contain specific disclosure requirements, prohibitions or limitations on the use of expiration dates and the ability to impose certain fees.  Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market and/or provide our programs and services and reduce our revenues and profitability.

Similarly our operations in the European Economic Area are also often subject to strict regulation and oversight by regulatory agencies, including the Financial Conduct Authority (“FCA”) in the U.K.  These laws include, in particular, restrictions on our insurance intermediary activities as a regulated financial service requiring prior authorization and adherence to various rules on management and controls, documentation, complaints handling, minimum financial resources and the contracting process with consumers.  In addition, our European and international business, as a whole, is subject to regulation including data protection legislation requiring notification and obtaining consent for certain marketing limitations on the transfer of personal data from and within the European Economic Area and advertising rules regarding the content of marketing.  “Distance selling” information and cancellation rules must also be followed in the European Union and other international countries when we contract with consumers at a distance including via post, phone, email, text or website.  In the latter case, electronic commerce rules also come into play.  In the European Union, these distance selling and e-commerce rules had to be implemented by each member state no later than June 13,

2014, and which include requirements regarding the purchase of goods and services on the internet or by phone.  Some of our products in the U.K. also involve the provision of services classified as consumer credit and therefore require additional licenses to be applied for and maintained.  Additionally, individuals in the U.K. and other European countries have rights to prevent direct marketing to them by telephone, fax or email.  Other rules to which we are subject in the European Economic Area include restrictions on what are considered to be unfair or misleading commercial practices and general rules on providing services involving information and basic complaint handling rules to be followed.  While many of these rules are based on European Directives, different member states have varying implementation and enforcement approaches which can be difficult to navigate.  New rules or changes in existing ones at a European or Member State level in countries where we operate could restrict our current practices resulting in a reduction in our revenues and profitability.

Our global operations are also subject to trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control.  These trade sanctions generally prohibit U.S. persons, including our controlled international subsidiaries, from engaging in certain types of transactions, such as travel bookings, with designated foreign countries, nationals, organizations, and others, which prohibitions may conflict with laws of other jurisdictions in which we operate.  We are also subject to U.S. and international anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other laws in other jurisdictions that prohibit the making, receiving or offering of improper payments or other benefits for the purpose of influencing decisions, obtaining or retaining business, or obtaining preferential treatment and require us to maintain adequate record-keeping and internal controls to ensure that our books and records accurately reflect our transactions.  We have implemented policies, training and compliance programs designed to prevent such prohibited practices and transactions, as well as detect such prohibited practices and transactions if they were to occur. However, there can be no assurance that our policies, training and compliance programs will effectively prevent violation of such laws and regulations.  Any such violation may subject us to criminal and/or civil penalties, prohibit or limit the conduct of our business in such jurisdictions, and/or disrupt our operations as we develop new compliance procedures, any of which could adversely affect our business, our reputation and our profitability.

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

Our marketing partners are subject to a wide variety of federal, state and foreign laws and regulations, including banking, insurance and privacy laws and supervisory audits and inquiries.  Changes in the laws or regulations applicable to our marketing partners or the failure of our marketing partners to comply with such laws and regulations or the outcome of supervisory audits and inquiries have resulted in some of our financial institution marketing partners terminating, and may cause others in the future to terminate, their contracts with us, to cease facilitating payment processing or to cease marketing our services to their members or end-consumers, all of which could have a material adverse impact on our business.  In addition, our marketing partners are subject to various federal and state consumer protection laws designed to ensure that consumers are protected from unfair and deceptive marketing practices.  Moreover, our financial institution marketing partners are subject to oversight by the Office of the Comptroller of the Currency (the “OCC”), Federal Deposit Insurance Corporation, the CFPB and the FCA as described below.  Pursuant to such oversight, the financial institutions are required to oversee their service providers, vendors or products sold to customers of such financial institutions.  As a result, our financial institution marketing partners may impose requirements and processes that could impede our ability to market our programs and services and reduce our revenues and profitability.

The enactment of the Dodd Frank Wall Street Reform and Consumer Protection Act and the regulations promulgated thereunder, including those implemented by the CFPB, have imposed additional reporting, supervisory and regulatory requirements on, as well as resulted in inquiries of, us and our marketing partners.  In addition, the CFPB or other bank oversight federal agencies, such as the OCC and FCA, have issued and may continue to issue rulings or findings or enter into a settlement or consent orders with one or more of our financial institution marketing partners that relate to the products or services we provide to such financial institution, which could adversely affect our marketing with those marketing partners or require changes to our products or services to consumers and could have a material adverse effect on our business, financial condition and results of operations.  Moreover, other financial institutions may view such existing or future rulings, findings, settlements or consent orders as imposing a standard they will comply with.  As a result of these regulations, supervisory audits and inquiries, settlements and consent orders, certain financial institution marketing partners have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to members or end-consumers, or require changes to our products or services to consumers that could have a material adverse effect on our business, financial condition and results of operations.  In addition, even an inadvertent failure to comply with these laws and regulations, as well as rapidly evolving expected standards, could adversely affect our business or our reputation.

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

We are, or have been, involved in claims, legal proceedings and state, federal and foreign governmental inquiries related to employment matters, contract disputes, business and marketing practices, trademark and copyright infringement claims and other commercial matters.  Additionally, certain of our marketing partners have become, and others may become, involved in legal proceedings or governmental inquiries relating to our products or marketing practices.  As a result, we may be subject to indemnification obligations under our marketing agreements.  For example, on April 7, 2014 and April 9, 2014, Bank of America, N.A. and FIA Card Services, N.A. entered into consent orders (the “OCC and CFPB Consent Orders”) with the OCC and the CFPB, respectively, relating to their credit protection products and identity theft protection products (which included certain of our identity theft protection products).  On April 18, 2014, Bank of America, N.A. and FIA Card Services, N.A. notified us that they have commenced an arbitration proceeding against us seeking, among other things, indemnification for losses, costs, and liabilities that Bank of America and FIA Card Services, N.A. incurred relating to our identity theft protection products that were the subject of the OCC and CFPB Consent Orders, which losses include customer refunds and reasonable attorneys’ fees and expenses. On May 16, 2014, we commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 7, 2014, the parties agreed to stay one of the arbitrations initiated by us and to dismiss the other arbitrations without prejudice, pending mediation. On September 22, 2014, Bank of America and the Company participated in a mediation to attempt to resolve their outstanding disputes. The mediation process was ultimately unsuccessful in resolving the parties’ disputes.  As such, the parties have resumed the arbitration process. The arbitration hearing commenced on October 12, 2015 and has not yet concluded.  The arbitration hearing is expected to be concluded by the end of 2015. The parties intend to submit post-hearing memoranda, such that a decision is not expected until early 2016.

The Company has received in the past, and may receive in the future, inquiries from numerous state attorneys general and U.S. federal agencies and U.K. regulatory agencies relating to the marketing of its membership programs and its compliance with consumer protection statutes.  The Company responded to these regulatory bodies’ requests for documents and information and is in active discussions with them regarding their investigations and, in some cases, the resolution of these matters.  For example, in September 2014, the Company received a Notice and Opportunity to Respond and Advise (“NORA”) letter indicating that the CFPB was considering taking legal action against the Company for violations of Sections 1031 and 1036 of the Consumer Financial Protection Act relating to the Company’s identity theft protection products.  In July 2015, the Company entered into a Stipulated Final Judgment and Order (“Consent Order”) settling allegations regarding unfair billing practices related to certain of the Company’s protection products and deceptive retention practices related to these same products.  The Consent Order was approved by the court on October 27, 2015. The Consent Order requires a payment by the Company of $1.9 million to the CFPB’s civil penalty fund and approximately $6.75 million in consumer restitution, as well as injunctive provisions against the Company related to certain of its billing and retention practices, which are not expected to have a material effect on the Company. By way of further example, in January 2015, following voluntary discussions with the FCA, Affinion International Limited (“AIL”), one of our U.K. subsidiaries, and 11 U.K. retail banks and credit card issuers, announced a proposed joint arrangement, which is allowing eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products.  The proposed arrangement has been approved by a majority of affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London on July 9, 2015.  The proposed arrangement, which will not result in the imposition of any fines on AIL or the

Company, became effective on August 17, 2015 and customers affected are now able to submit their claims until March 18, 2016 (and in exceptional circumstances, until September 18, 2016).  Based on the information currently available, the Company has recorded an estimated liability that represents potential consumers’ refunds to be paid by the Company as part of such arrangement.  Settlement or other final resolution of other such governmental regulatory matters may include payment by the Company of the costs of the investigation, restitution to consumers and injunctive relief.  For example, as reported in our Current Report on Form 8-K filed with the SEC on October 10, 2013, we entered into a settlement agreement with 47 state attorneys general with respect to the legacy marketing practices in our membership business known as “online data pass” and “live-check marketing.”

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

We expect to realize cancellation of indebtedness income for tax purposes and may incur U.S. federal income tax liability as a result.

As a result of consummation of the exchange offers, we expect to realize cancellation of indebtedness income for tax purposes.  Cancellation of indebtedness income may be excluded from taxable income, if, and to the extent, the relevant obligor is insolvent immediately before consummation of the exchange offers, in which case, certain tax attributes of Affinion will nonetheless be reduced. Even if the exchange offers give rise to taxable cancellation of indebtedness income, we believe that our net operating losses available to be carried forward as of the taxable year ended December 31, 2014, together with the losses we may recognize in 2015, will significantly reduce our tax liabilities resulting from the transaction, although we may incur federal alternative minimum tax liability in connection with the cancellation of indebtedness income.

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

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Backstop Agreement, dated as of September 29, 2015, among Affinion Group Holdings, Inc., Affinion International Holdings Limited and Empyrean Capital Partners, L.P.
10.2*

Amendment, dated as of October 27, 2015, to Backstop Agreement, dated as of September 29, 2015, among Affinion Group Holdings, Inc., Affinion International Holdings Limited and Empyrean Capital Partners, L.P.

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

AFFINION GROUP, INC.
Date:	November 12, 2015	By:	/S/ Gregory S. Miller
Gregory S. Miller
Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

10.1* 10.2* 31.1*

Backstop Agreement, dated as of September 29, 2015, among Affinion Group Holdings, Inc., Affinion International Holdings Limited and Empyrean Capital Partners, L.P.

Amendment, dated as of October 27, 2015, to Backstop Agreement, dated as of September 29, 2015, among Affinion Group Holdings, Inc., Affinion International Holdings Limited and Empyrean Capital Partners, L.P.

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