Form 10-Q
period 2016-06-30
Affinion Group, Inc.
filed 2016-07-27
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 27, 2016 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(In millions, except share amounts)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$44.3	$51.2
Restricted cash	27.8	29.2
Receivables (net of allowances for doubtful accounts of $3.5 and $3.1, respectively)	119.0	114.0
Profit-sharing receivables from insurance carriers	18.9	19.9
Prepaid commissions	31.4	38.4
Other current assets	63.0	85.6
Total current assets	304.4	338.3
Property and equipment, net	106.8	119.5
Contract rights and list fees, net	15.8	16.6
Goodwill	223.0	225.8
Other intangibles, net	48.9	55.0
Receivables from related parties	28.9	28.9
Other non-current assets	47.2	44.9
Total assets	$775.0	$829.0

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$7.8	$7.8
Accounts payable and accrued expenses	310.0	346.0
Payables to related parties	13.4	10.3
Deferred revenue	58.4	69.3
Income taxes payable	2.2	2.4
Total current liabilities	391.8	435.8
Long-term debt	1,854.1	1,868.4
Deferred income taxes	38.2	35.9
Deferred revenue	5.6	7.7
Other long-term liabilities	25.5	27.1
Total liabilities	2,315.2	2,374.9
Commitments and contingencies

Deficit:
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	210.4	210.4
Accumulated deficit	(1,740.7)	(1,750.8)
Accumulated other comprehensive income	(10.6)	(6.2)
Total Affinion Group, Inc. deficit	(1,540.9)	(1,546.6)
Non-controlling interest in subsidiary	0.7	0.7
Total deficit	(1,540.2)	(1,545.9)
Total liabilities and deficit	$775.0	$829.0

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In millions)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Net revenues	$244.0	$295.0	$498.9	$597.3
Expenses:
Cost of revenues, exclusive of depreciation
and amortization shown separately below:
Marketing and commissions	84.7	111.0	172.8	226.7
Operating costs	82.7	99.4	169.5	203.0
General and administrative	27.9	28.8	60.0	63.8
Facility exit costs	—	0.6	—	1.1
Depreciation and amortization	13.9	23.8	28.2	48.0
Total expenses	209.2	263.6	430.5	542.6
Income from operations	34.8	31.4	68.4	54.7
Interest income	0.3	0.2	0.6	0.4
Interest expense	(26.6)	(47.4)	(54.7)	(94.5)
Other income, net	—	0.1	—	0.6
Income (loss) before income taxes and non-controlling interest	8.5	(15.7)	14.3	(38.8)
Income tax expense	(0.9)	(1.1)	(4.0)	(3.1)
Net income (loss)	7.6	(16.8)	10.3	(41.9)
Less: net income attributable to non-controlling interest	(0.1)	(0.1)	(0.2)	(0.3)
Net income (loss) attributable to Affinion Group, Inc.	$7.5	$(16.9)	$10.1	$(42.2)

Net income (loss)	$7.6	$(16.8)	$10.3	$(41.9)
Currency translation adjustment, net of tax for all periods	(4.4)	1.5	(4.4)	(3.5)
Comprehensive income (loss)	3.2	(15.3)	5.9	(45.4)
Less: comprehensive income attributable to non-controlling interest	(0.1)	(0.1)	(0.2)	(0.2)
Comprehensive income (loss) attributable to Affinion Group, Inc.	$3.1	$(15.4)	$5.7	$(45.6)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2016	$210.4	$(1,750.8)	$(6.2)	$0.7	$(1,545.9)
Net income (loss)	—	10.1	—	0.2	10.3
Currency translation adjustment, net of tax	—	—	(4.4)	—	(4.4)
Dividend paid to non-controlling interest	—	—	—	(0.2)	(0.2)
Balance, June 30, 2016	$210.4	$(1,740.7)	$(10.6)	$0.7	$(1,540.2)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2015	$102.6	$(1,720.8)	$1.2	$1.1	$(1,615.9)
Net income (loss)	—	(42.2)	—	0.3	(41.9)
Currency translation adjustment, net of tax	—	—	(3.4)	(0.1)	(3.5)
Balance, June 30, 2015	$102.6	$(1,763.0)	$(2.2)	$1.3	$(1,661.3)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In millions)

	For the Six Months Ended
	June 30,	June 30,
	2016	2015
Operating Activities
Net income (loss)	$10.3	$(41.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28.2	48.0
Amortization of debt discount and financing costs	3.0	4.7
Recovery of accounts receivable loss provided for	0.4	−−
Facility exit costs	−−	1.1
Amortization of carrying value adjustment	(17.4)	−−
Share-based compensation	1.7	0.6
Deferred income taxes	1.5	1.5
Net change in assets and liabilities:
Restricted cash	0.5	2.2
Receivables	(6.6)	1.3
Receivables from related parties	−−	4.2
Profit-sharing receivables from insurance carriers	1.0	11.8
Prepaid commissions	6.6	(3.7)
Other current assets	21.3	(5.3)
Contract rights and list fees	0.7	(1.1)
Other non-current assets	(1.3)	(8.9)
Accounts payable and accrued expenses	(27.8)	(10.2)
Payables to related parties	1.5	(2.0)
Deferred revenue	(12.1)	(6.1)
Income taxes receivable and payable	(0.4)	−−
Other long-term liabilities	(2.3)	(4.7)
Other, net	0.8	2.5
Net cash provided by (used in) operating activities	9.6	(6.0)
Investing Activities
Capital expenditures	(11.7)	(15.2)
Restricted cash	0.3	(0.1)
Proceeds from sale of investment	−−	1.5
Net cash used in investing activities	(11.4)	(13.8)
Financing Activities
Borrowings under revolving credit facility, net	−−	54.0
Principal payments on borrowings	(4.0)	(4.1)
Dividend paid to non-controlling interest	(0.2)	−−
Receivables from and payables to parent company	−−	(1.9)
Net cash provided by (used in) financing activities	(4.2)	48.0
Effect of changes in exchange rates on cash and cash equivalents	(0.9)	(0.5)
Net increase (decrease) in cash and cash equivalents	(6.9)	27.7
Cash and cash equivalents, beginning of period	51.2	28.0
Cash and cash equivalents, end of period	$44.3	$55.7
Supplemental Disclosure of Cash Flow Information:
Interest payments	$65.7	$89.7
Income tax payments, net of refunds	$2.6	$1.3
Non-cash investing and financing activities:
Accrued capital expenditures	$0.3	$0.2
Payment of in-kind interest	$3.9	$-

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

The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of the Company. In presenting these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect reported amounts of assets and liabilities and related disclosures, and disclosure of contingent assets and liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates, by their nature, are based on judgments and available information at the time such estimate is made. As such, actual results could differ from those estimates. In management’s opinion, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted; however, the unaudited condensed consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016 (the “Form 10-K”).

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

Effective January 1, 2016, we implemented a new globalized organizational structure (the “Global Reorganization”) to better support our key strategic initiatives and enhance long-term revenue growth. This new organizational structure allows us to combine similar lines of business on common platforms and shared infrastructures on a global basis to drive best practices and efficiencies with meaningful cost savings.  In addition, we intend to no longer materially invest in lines of business that we believe are not essential to our long-term growth prospects.  We remain committed to our business strategy of pursuing initiatives that maintain and enhance our position as a global leader in loyalty and customer engagement solutions.  The implementation of the new global organizational structure marks another major step in our strategic plan and ongoing transformation. See Note 10 to our unaudited condensed consolidated financial statements for more information concerning our segment results and Note 2 to our unaudited condensed consolidated financial statements for more information concerning the allocation of goodwill among the new segments. Prior period segment amounts throughout the notes to the unaudited condensed consolidated financial statement have been reclassified to the new segment structure. The reclassification of historical business segment information had no impact on our basic financial statements.

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

•

Insurance Solutions.  This segment consists of the domestic insurance business, in which the Company is a leading third-party agent, administrator and marketer of certain Accident and Life insurance products.

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

On April 7, 2015, the FASB issued an ASU that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with debt discounts and premiums, rather than as a separate asset. On August 16, 2015, the FASB issued an ASU clarifying the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The SEC staff announced that it would not object to the deferral and presentation of debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The new guidance is effective for financial statements issued for fiscal years beginning after December 31, 2015 and interim periods within those fiscal years. As of January 1, 2016, the Company adopted the new guidance, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, and re-cast the December 31, 2015 balances, resulting in a $15.1 million reduction of other non-current assets and long-term debt.

On November 20, 2015, the FASB issued ASU 2015-17, which requires entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. It simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current or non-current in a classified balance sheet. Netting of deferred tax assets and deferred tax liabilities by tax jurisdiction is still required under the new guidance. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company adopted the new guidance as of the beginning of the second quarter of 2016 on a prospective basis. The December 31, 2015 financial statements were not retrospectively adjusted. The adoption of this standard did not have a material impact on our financial statements.

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

2. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of:

	June 30, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$935.0	$(932.4)	$2.6
Affinity relationships	638.2	(601.8)	36.4
Proprietary databases and systems	59.7	(57.9)	1.8
Trademarks and tradenames	28.5	(21.1)	7.4
Patents and technology	47.6	(47.1)	0.5
Covenants not to compete	2.6	(2.4)	0.2
	$1,711.6	$(1,662.7)	$48.9

	December 31, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$936.9	$(933.8)	$3.1
Affinity relationships	639.3	(598.6)	40.7
Proprietary databases and systems	59.7	(57.7)	2.0
Trademarks and tradenames	28.7	(20.8)	7.9
Patents and technology	47.6	(46.5)	1.1
Covenants not to compete	2.5	(2.3)	0.2
	$1,714.7	$(1,659.7)	$55.0

Foreign currency translation resulted in a decrease in intangible assets and accumulated amortization of $3.0 million and $3.2 million, respectively, from December 31, 2015 to June 30, 2016.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(in millions)
Amortizable intangible assets:
Member relationships	$0.3	$0.9	$0.5	$2.0
Affinity relationships	2.2	9.8	4.4	19.7
Proprietary databases and systems	0.1	0.1	0.2	0.2
Trademarks and tradenames	0.2	0.6	0.6	1.3
Patents and technology	0.3	0.7	0.6	1.6
Covenants not to compete	—	—	—	0.1
	$3.1	$12.1	$6.3	$24.9

Based on the Company’s amortizable intangible assets as of June 30, 2016, the Company expects the related amortization expense for fiscal year 2016 and the four succeeding fiscal years to be approximately $12.5 million in 2016, $8.3 million in 2017, $7.4 million in 2018, $6.2 million in 2019 and $5.7 million in 2020.

At January 1, 2016 and June 30, 2016, the Company had gross goodwill of $654.7 million and $652.0 million, respectively, and accumulated impairment losses of $429.0 million at both dates. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty segment (previously included in the Global Loyalty Products segment) related to the Apollo Transactions, the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Legacy Membership and Package segment (previously included in the Membership Products segment) and the $292.4 million and the $89.6 million impairment losses recognized in 2014 and 2015, respectively, impairing all of the goodwill assigned to the former Membership Products segment, which has been allocated to the Legacy Membership and Package segment.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2015 and the six months ended June 30, 2016 are as follows:

	Balance at				Balance at		Balance at
	January 1,			Currency	December 31,	Currency	June 30,
	2015	Acquisition	Impairment	Translation	2015	Translation	2016
	(in millions)

Global Loyalty	$106.2	$(0.2)	$-	$(0.9)	$105.1	$0.1	$105.2
Global Customer Engagement	68.1	—	—	(5.7)	62.4	(2.9)	59.5
Insurance Solutions	58.3	—	—	—	58.3	—	58.3
Legacy Membership and Package	89.6	—	(89.6)	—	-	—	—
Total	$322.2	$(0.2)	$(89.6)	$(6.6)	$225.8	$(2.8)	$223.0

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

3. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	June 30, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)

Contract rights	$51.6	$(51.6)	$-	$56.5	$(56.4)	$0.1
List fees	58.6	(42.8)	15.8	57.0	(40.5)	16.5
	$110.2	$(94.4)	$15.8	$113.5	$(96.9)	$16.6

Amortization expense for the three and six months ended June 30, 2016 was $1.2 million and $2.5 million, respectively, of which $1.2 million and $2.4 million, respectively, is included in marketing expense and less than $0.1 million and $0.1 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income (loss). Amortization expense for the three and six months ended June 30, 2015 was $1.4 million and $2.9 million, respectively, of which $1.3 million and $2.5 million, respectively, is included in marketing expense and $0.1 million and $0.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income (loss). Based on the Company’s contract rights and list fees as of June 30, 2016, the Company expects the related amortization expense for fiscal year 2016 and the four succeeding fiscal years to be approximately $4.6 million in 2016, $3.7 million in 2017, $3.0 million in 2018, $2.3 million in 2019 and $1.8 million in 2020.

4. LONG-TERM DEBT

Long-term debt consisted of:

	June 30,	December 31,
	2016	2015
	(in millions)
First-lien term loan due 2018	$757.6	$761.4
Second-lien term loan due 2018	425.0	425.0
Revolving credit facility, expiring in 2018	—	—
7.875% senior notes due 2018, net of unamortized discount of $0.5 million and $0.6 million, respectively, with an effective interest rate
of 8.31%	474.5	474.4
7.5% cash/PIK senior notes due 2018,
with an effective interest rate of 7.39%	113.9	110.0
13.50% senior subordinated notes due 2018, with an
effective interest rate of 14.31%	22.6	22.6
Capital lease obligations	—	0.1
Adjustment to carrying value of debt	80.5	97.8
Total debt	1,874.1	1,891.3
Less: current portion of long-term debt	(7.8)	(7.8)
Less: unamortized deferred financing costs	(12.2)	(15.1)
Long-term debt	$1,854.1	$1,868.4

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility matures in April 2018 and the Second Lien Term Loan facility matures in October 2018. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. The Affinion Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%. The weighted average interest rate on the First Lien Term Loan for each of the three and six month periods ended June 30, 2016 and 2015 was 6.75% and the weighted average interest rate on the Second Lien Term Loan for each of the three and six month periods ended June 30, 2016 and 2015 was 8.50%. The weighted average interest rate on revolving credit facility borrowings for the three months ended June 30, 2016 and 2015 was 7.8%, and 7.1%, respectively and for the six months ended June 30, 2016 and 2015 was 7.8%, and 7.2%, respectively. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The Affinion Credit Facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The Affinion Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the Affinion Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The Affinion Credit Facility also requires the Company to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined) to EBITDA (as defined) of 4.25:1.00.

As of June 30, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving credit facility. During the six months ended June 30, 2016 and 2015, the Company had borrowings of $67.0 million and $74.0 million, respectively, under the revolving credit facility. During the six months ended June 30, 2016 and 2015, the Company had repayments of $67.0 million and $20.0 million, respectively, under the revolving credit facility. As of June 30, 2016, the Company had $69.2 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $10.8 million of letters of credit.

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

In connection with the 2015 Exchange Offers, Affinion Holdings and Affinion International jointly conducted a rights offering (the “2015 Rights Offering”) for International Notes and shares of Affinion Holdings’ Common Stock. The 2015 Rights Offering was

for an aggregate principal amount of $110.0 million of International Notes and up to 2,483,333 shares of Common Stock. Each unit sold in the 2015 Rights Offering consisted of (1) $1,000 principal amount of International Notes and (2) 22.57576 shares of Affinion Holdings’ Common Stock, and was sold at a purchase price per unit of $1,000. Each holder that properly tendered for exchange, and did not validly withdraw, all of their Affinion Holdings’ 2013 senior notes and the Investments senior subordinated notes in the 2015 Exchange Offers received non-certificated rights to subscribe for rights offering units. In connection with the 2015 Rights Offering, Empyrean Capital Partners, L.P. agreed to purchase any rights offering units that were unpurchased in the 2015 Rights Offering (the “Backstop”). Pursuant to the 2015 Rights Offering and the Backstop, Affinion International received cash of approximately $110.0 million in exchange for $110.0 million aggregate principal amount of International Notes and 2,021,042 shares of Common Stock and a Limited Warrant to purchase up to 462,266 shares of Common Stock. The net cash proceeds from the 2015 Rights Offering were used for working capital purposes of Affinion International and the Foreign Guarantors (as defined below) and to repay certain intercompany loans owed by Affinion International to Affinion and its domestic subsidiaries. Affinion used such intercompany loan repayment proceeds for general corporate purposes, including to repay borrowings under its revolving credit facility and to pay fees and expenses related to the 2015 Transactions (as defined below).

The International Notes bear interest at 7.5% per annum, of which 3.5% per annum will be payable in cash (“International Cash Interest”) and 4.0% per annum will be payable by increasing the principal amount of the outstanding International Notes or by issuing International Notes (“International PIK Interest”); provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely as International PIK Interest. Interest on the International Notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes will mature on July 30, 2018. The International Notes are redeemable at Affinion International’s option prior to maturity. The indenture governing the International Notes contains negative covenants which restrict the ability of Affinion International, Affinion and their respective restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion International’s obligations under the International Notes are fully and unconditionally guaranteed on an unsecured senior basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II, LLC (“Affinion Investments II”), and additionally including (such additional guarantors, the “Foreign Guarantors”) Affinion International Limited, Affinion International Travel HoldCo Limited, Webloyalty International Limited, Loyalty Ventures Limited, Bassae Holding B.V., Webloyalty Holdings Coöperatief U.A. and Webloyalty International S.à r.l.). The International Notes and guarantees thereof are unsecured senior obligations of Affinion International’s and rank equally with all of Affinion International’s and the guarantors’ existing and future senior indebtedness and senior to Affinion International’s and the guarantors’ existing and future subordinated indebtedness.

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

The adjustment to the carrying value of the debt is the net impact of the aforementioned transaction and represents an adjustment of the carrying value of the First Lien Term Loans, the Second Lien Term Loans, Affinion’s 2010 senior notes (defined below) and the International Notes of $103.3 million. This amount represents the interest to be paid in cash on the continuing debt instruments held by those who participated in the exchange but were not subject to the exchange itself through the scheduled maturity of those instruments. This amount, net of amortization, increases the carrying value of the Company’s recorded long term debt at June 30, 2016 and December 31, 2015 by $80.5 million and $97.8 million, respectively. Such amounts have been and will continue to be reduced in future years as scheduled interest is paid on those remaining instruments.

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

The amended Affinion Credit Facility and the indenture governing the 2010 senior notes both contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Under the Affinion Credit Facility, payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow, or requires availability under specified baskets. The covenants in the Affinion Credit Facility also require compliance with a senior secured leverage ratio. During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company did not pay any cash dividends to Affinion Holdings. The Company was in compliance with the covenants referred to above as of June 30, 2016. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

5. INCOME TAXES

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of June 30, 2016 and December 31, 2015, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of June 30, 2016 and December 31, 2015, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three and six months ended June 30, 2016 were 10.0% and 27.8%, respectively, and the Company’s effective income tax rates for the three and six months ended June 30, 2015 were (6.7)% and (7.9)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2016 and 2015 is primarily a result of the change from a loss before income taxes and non-controlling interest of $15.7 million for the three months ended June 30, 2015 to income before income taxes and non-controlling interests of $8.5 million for the three months ended June 30, 2016 and a decrease in the income tax provision from $1.1 million for the three months ended June 30, 2015 to $0.9 million for the three months ended June 30, 2016. The difference in the effective tax rates for the six months ended June 30, 2016 and 2015 is primarily a result of the change from a loss before income taxes and non-controlling interest of $38.8 million for the six months ended June 30, 2015 to income before income taxes and non-controlling interests of $14.3 million for the six months ended June 30, 2016 and an increase in the income tax provision from $3.1 million for the six months ended June 30, 2015 to $4.0 million for the six months ended June 30, 2016. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million and $0.1 million, respectively, of interest related to uncertain tax positions in the three and six month periods ended June 30, 2016. The Company recognized less than $0.1 million and $0.1 million, respectively, of interest related to uncertain tax positions in the three and six month periods ended June 30, 2015. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the six months ended June 30, 2016 decreased by $0.8 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

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

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the EFT, ECPA, unjust enrichment, civil theft, negligent misrepresentation, fraud and CUTPA violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the Defendants moved to dismiss the initial complaint, which Plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the court heard oral argument on Plaintiff’s motion to strike the Company’s request for judicial notice of the Plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the court denied Plaintiff’s motion to strike.  The court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of Plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The court permitted the Plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery was stayed in the case. The July 17, 2014 order indicated that the court would set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The Plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the Defendants to file their opening briefs on January 9, 2015. The Plaintiff filed his opposition brief on March 24, 2015, and on April 24, 2015, the Defendants filed their reply briefs in response to that opposition. On October 15, 2015, the court entered a judgment dismissing all of the Plaintiff’s claims with prejudice and without further leave to amend. On November 13, 2015, the Plaintiff filed a notice of appeal of the dismissal decision, but no further dates for that appeal have been scheduled. Plaintiff’s opening appeals brief was filed on February 10, 2016. The Company’s answering brief was filed on April 15, 2016 and the Plaintiff filed a reply brief on May 11, 2016. The court has scheduled oral arguments for Plaintiff’s appeal for September 14, 2016.

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

On May 11, 2016, Kohl’s Department Stores, Inc. (“Kohl’s”) filed a third-party complaint against Trilegiant in the United States District Court for the Eastern District of Pennsylvania, alleging claims for indemnification, contribution and breach of contract. The third-party complaint arises in a case filed in the same court on February 13, 2015, in which a putative class action has been brought against Kohl’s and the issuer of Kohl’s credit cards alleging breach of the covenant of good faith and fair dealing and unjust enrichment. Kohl’s third-party complaint alleges that Trilegiant breached alleged obligations to Kohl’s under a marketing agreement between Trilegiant and Kohl’s through which a Trilegiant membership program was offered to Kohl’s credit card customers, including Trilegiant’s purported obligation under that agreement to indemnify Kohl’s and participate in its defense of the class action. Kohl’s third-party complaint seeks damages from Trilegiant, including amounts for which Kohl’s may be liable to the named plaintiffs or the putative class in the class action relating to their claims pertaining to Trilegiant’s membership program and Kohl’s costs, including attorney fees, of defending against such claims. On July 5, 2016, Trilegiant filed a motion to dismiss or, in the alternative, to stay Kohl’s third-party complaint. We intend to defend ourselves vigorously against these claims.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies which may include the FTC, the FCC, the CFPB, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the FCA, AIL, one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which allows eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of those affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London at a hearing held on July 9, 2015.  The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and eligible customers had until March 18, 2016 to claim compensation (in exceptional circumstances, they will have until September 18, 2016). As of June 30, 2016, substantially all of the compensation to consumers had been paid and, based on the information currently available, the Company has recorded an estimated liability that represents any additional potential consumers’ refunds to be paid by the Company as part of such arrangement.

On April 18, 2014, Bank of America, N.A. (“Bank of America”) and FIA Card Services, N.A. (“FIA Card Services”) commenced an arbitration proceeding against Trilegiant and Affinion pursuant to the terms of the parties’ servicing agreements. In the arbitration proceeding, Bank of America asserted various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses and costs, including in particular customer refunds and reasonable attorneys’ fees that Bank of America incurred related to consent orders entered into by Bank of America with the Office of the Comptroller of the Currency on April 7, 2014 and with the CFPB on April 9, 2014. On May 16, 2014, Trilegiant commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 7, 2014, the parties agreed to stay one of the arbitrations initiated by Trilegiant and to dismiss the other arbitrations without prejudice, pending mediation. On September 22, 2014, Bank of America and Trilegiant participated in a mediation to attempt to resolve their outstanding disputes. The mediation process was ultimately unsuccessful in resolving the parties’ disputes.  As such, the parties have resumed the arbitration process. The arbitration hearing commenced on October 12, 2015 and concluded on March 4, 2016. The parties submitted post-hearing memoranda in April 2016 and a decision is expected by the end of July 2016.

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

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, Affinion Benefits Group, LLC, Affinion, and/or Affinion Holdings. The Writ does not include a complaint or any specific factual allegations, and does not allege any claims. However, based on a December 4, 2015 letter from PNC’s counsel, the Company understands that PNC may seek indemnification for (i) certain payments made to PNC customers and (ii) a civil money penalty assessed against PNC by the Office of the Comptroller of the Currency pursuant to consent orders dated October 6, 2014. If PNC files a complaint, Affinion intends to defend itself vigorously against any claims that PNC may assert. The parties have scheduled a non-binding mediation for September 13, 2016.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of June 30, 2016, the Company provided guarantees for surety bonds totaling approximately $10.4 million and issued letters of credit totaling $12.5 million.

7. STOCK-BASED COMPENSATION

In connection with the closing of the Apollo Transactions on October 17, 2005, Affinion Holdings adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the Board of Directors (the “Board”) of Affinion Holdings to grant non-qualified, non-assignable stock options and rights to purchase shares of Affinion Holdings’ common stock to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Options granted under the 2005 Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 4.9 million shares of Affinion Holdings’ common stock under the 2005 Plan over a ten year period. As discussed below, no additional grants may be made under Affinion Holdings’ 2005 Plan on or after November 7, 2007, the effective date of the 2007 Plan, as defined below. As discussed below, on November 9, 2015, the effective date of the Reclassification (as defined below), existing option awards under the 2005 Plan were adjusted in accordance with their terms. Generally, existing options for Class A Common Stock (as defined below) under the 2005 Plan have been converted into options for shares of Affinion Holdings’ Class C Common Stock, $0.01 par value per share (the “Class C Common Stock”), and Affinion Holdings’ Class D Common Stock, $0.01 par value per share (the “Class D Common Stock” and , together with the Class C Common Stock, the “Class C/D Common Stock”), and both the exercise price and the number of shares of Class C Common Stock and Class D Common Stock underlying such options have been adjusted.

In November 2007, Affinion Holdings adopted the 2007 Stock Award Plan (the “2007 Plan”). The 2007 Plan authorizes the Board to grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, RSUs, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of these awards to directors and employees of, and consultants to, Affinion Holdings and its subsidiaries. Unless otherwise determined by the Board of Directors, options granted under the 2007 Plan have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant. Stock awards have a purchase price determined by the Board. The Board was authorized to grant up to 10.0 million shares of Affinion Holdings’ common stock under the 2007 Plan over a ten year period. As discussed below, no additional grants may be made under Affinion Holdings’ 2007 Plan on or after November 9, 2015, the effective date of the Reclassification, as defined below, and all outstanding options granted under the 2007 Plan were cancelled for no consideration, effective November 9, 2015.

In connection with the acquisition of Webloyalty in January 2011, the Company assumed the Webloyalty Holdings, Inc. 2005 Equity Award Plan (the “Webloyalty 2005 Plan”). The Webloyalty 2005 Plan, adopted by Webloyalty’s board of directors in May 2005, authorized Webloyalty’s board of directors to grant awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, RSUs, stock bonuses and performance compensation awards or any combination of these awards to directors and employees of, and consultants to, Webloyalty. Unless otherwise determined by Webloyalty’s board of directors, incentive stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the fair market value of a share of the underlying common stock on the date of grant and nonqualified stock options granted under the Webloyalty 2005 Plan were to have an exercise price no less than the par value of a share of Webloyalty’s common stock on the date of grant. The

Webloyalty board of directors was authorized to grant shares of Webloyalty’s common stock under the Webloyalty 2005 Plan over a ten year period. In connection with the Reclassification, as defined below, all outstanding options granted under the Webloyalty 2005 Plan were cancelled for no consideration, effective November 9, 2015.

On November 9, 2015, in conjunction with the 2015 Exchange Offers, the 2015 Consent Solicitations and the 2015 Rights Offering, Affinion Holdings effected the Reclassification (the “Reclassification” and, together with the 2015 Exchange Offers, the 2015 Consent Solicitations, the 2015 Rights Offering and the related transactions, the “2015 Transactions”) as follows. Immediately prior to the Reclassification, Affinion Holdings’ Series A Warrants (the “Series A Warrants”) were mandatorily cashlessly exercised for shares of Affinion Holdings’ then existing Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Affinion Holdings’ Series B Warrants (the “Series B Warrants”) were cancelled for no additional consideration. In addition, all issued and outstanding options under the Webloyalty 2005 Plan and the 2007 Plan were cancelled for no additional consideration. Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation. In accordance with the Reclassification, Affinion Holdings’ Class A Common Stock was converted into shares of Affinion Holdings’ Class C/D Common Stock. Issued and outstanding options under the 2005 Plan were converted into options to acquire shares of Affinion Holdings’ Class C Common Stock and shares of Affinion Holdings’ Class D Common Stock. The number of shares of Class C/D Common Stock subject to the issued and outstanding options were adjusted based on the conversion ratio utilized for the conversion of the Class A Common Stock, and the exercise price was correspondingly adjusted.  As of June 30, 2016, there were outstanding options to acquire approximately 1,900 shares of Affinion Holdings’ Class C Common Stock and approximately 2,000 shares of Affinion Holdings Class D Common Stock. The weighted average exercise price of the outstanding options, all of which were vested at June 30, 2016, is $154.20 and the issued and outstanding options granted to employees have a weighted average contractual life of 7.8 years and the issued and outstanding options granted to directors have a weighted average contractual life of 3.7 years.

On November 9, 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which authorizes the Compensation Committee to grant stock options, restricted stock, RSUs and other equity-based awards. Under the 2015 Plan, 10% of the outstanding shares of common stock have been reserved for issuance pursuant to awards. On March 9, 2016, the Compensation Committee awarded 859,500 options to employees under the 2015 Plan, all of which are outstanding as of June 30, 2016.

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

Stock Options

During the three and six months ended June 30, 2016 and 2015, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and six months ended June 30, 2016 and 2015, there were no stock options granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and six months ended June 30, 2016 and 2015, there were no stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. On November 9, 2015, in conjunction with the Reclassification, all issued and outstanding options granted to members of the Board of Directors under the 2007 Plan were cancelled for no additional consideration.

During the six months ended June 30, 2016, the Compensation Committee granted options to employees under the 2015 Plan to purchase approximately 0.9 million shares of Affinion Holdings’ Common Stock. During the three months ended June 30, 2016, there were no grants to employees under the 2015 Plan. The options have a contractual life of 10 years and vest ratably on each of the first four anniversaries of the grant date. The exercise price of the options is $13.97 per share, the grant date fair value of a share of Affinion Holdings’ Common Stock.

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

A summary of option activity for options to acquire shares of Class C/D Common Stock for the six months ended June 30, 2016 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to
	Employees -	Employees -	Employees -	Board of
	Tranche A	Tranche B	Tranche C	Directors

Outstanding options at January 1, 2016	7	3	3	2
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(5)	(2)	(2)	—
Outstanding options at June 30, 2016	2	1	1	2
Vested or expected to vest at June 30, 2016	2	1	1	2
Exercisable options at June 30, 2016	2	1	1	2
Weighted average remaining contractual term (in years)	0	0	0	0
Weighted average grant date fair value per option
granted in 2016	$-	$-	$-	$-
Weighted average exercise price of exercisable options
at June 30, 2016	$147.12	$147.12	$147.12	$167.44
Weighted average exercise price of outstanding options
at June 30, 2016	$147.12	$147.12	$147.12	$167.44

A summary of option activity for options to acquire shares of Common Stock granted under the 2015 Plan for the six months ended June 30, 2016 is presented below (number of options in thousands):

Outstanding options at January 1, 2016	—
Granted	860
Exercised	—
Forfeited or expired	0
Outstanding options at June 30, 2016	860
Vested or expected to vest at June 30, 2016	860
Exercisable options at June 30, 2016	—
Weighted average remaining contractual term (in years)	9.7
Weighted average grant date fair value per option
granted in 2016	$9.35
Weighted average exercise price of exercisable options
at June 30, 2016	$-
Weighted average exercise price of outstanding options
at June 30, 2016	$13.97

Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2016 totaled $0.5 million and $0.6 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and six months ended June 30, 2015 totaled $0.3 million and $0.9 million, respectively. As of June 30, 2016, there was $7.4 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 2.0 years.

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

A summary of RSU activity under the 2007 Plan for the six months ended June 30, 2016 is presented below (number of RSUs in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value

Outstanding restricted unvested awards at January 1, 2016	261	$1.14
Granted	—
Vested	(261)	1.14
Forfeited	—
Outstanding restricted unvested awards at June 30, 2016	-
Weighted average remaining contractual term (in years)	-

On March 25, 2016, each of the non-employee members of the Board of Directors was granted RSUs under the 2015 Plan as a component of their annual compensation. The RSUs vested 3/12ths as of the date of grant and an additional 1/12th vested on March 31, 2016 and 1/12th will vest on the last day of the next eight months, subject to the director’s continuing service on each vesting date. Subject to vesting, the RSUs granted to the non-employee directors will be settled in shares of Affinion Holdings’ common stock on the earlier to occur of a Change in Control (as defined in the 2015 Plan) and the third anniversary of the date of grant. As these awards will be settled in shares of Affinion Holdings’ common stock, the Company has accounted for these RSUs as an equity award.

A summary of RSU activity under the 2015 Plan for the six months ended June 30, 2016 is presented below (number of RSUs in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value

Outstanding restricted unvested awards at January 1, 2016	—
Granted	20	$13.97
Vested	—
Forfeited	—
Outstanding restricted unvested awards at June 30, 2016	20	$13.97

Based on the estimated fair value of the RSUs granted, stock-based compensation expense for the three and six months ended June 30, 2016 was $0.1 million and $0.2 million, respectively. Based on the estimated fair value of the RSUs granted, stock-based compensation expense for the three and six months ended June 30, 2015 was $0.1 million and $0.2 million, respectively. As of June 30, 2016, there was $0.1 million of unrecognized compensation cost related to the remaining vesting period of RSUs granted under the 2015 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.4 years.

Incentive Awards

On April 1, 2014, the Compensation Committee of the Board approved the terms of the Affinion Group Holdings, Inc. 2014 Performance Incentive Award Program (the “2014 Performance Program”), an equity and cash incentive award program intended to foster retention of key employees of the Company. The awards to key employees consisted of performance incentive units (“PIUs”) and a cash incentive award (“CIA”) and the aggregate cash value of awarded PIUs and CIA comprise the Award Value. The number of PIUs awarded to a participant, which will be awarded from the 2007 Plan, will be equal to the quotient of (i) 50% of the Award Value divided by (ii) the fair market value per share of common stock as of the grant date, which was determined to be $1.14. The amount of the CIA granted to a participant was equal to 50% of the Award Value. Each of the two components of an award was subject to adjustment based on the achievement of performance goals. The awards were subject to certain performance and time-based vesting factors. The maximum number of PIUs and the maximum amount of the CIA into which a participant would be eligible to vest would be determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year. A participant’s maximum amount of PIUs and the maximum amount of a participant’s CIA would vest in three substantially equal installments on March 15, 2015, 2016 and 2017, subject to that participant’s continued service with the Company on each applicable vesting date. Each PIU that would have vested on a vesting date would be settled for a share of common stock and for the portion of the CIA that vested on a vesting date the Company would have paid the participant an amount equal to the vested portion of the CIA. The aggregate award value granted to participants under the 2014 Performance Program was approximately $9.6 million, subject to adjustment as described above. In March 2015, the Compensation Committee determined that the performance goals established under the 2014 Performance Program had not been achieved and therefore the PIUs and CIA were not eligible to vest and were terminated. During the six months ended June 30, 2015, the Company recognized an expense reduction related to the 2014 Performance Program of $2.2 million, of which $1.1 million related to the common stock portion of the 2014 Performance Program awards. During the three months ended June 30, 2015, there was no expense recognized relating to the 2014 Performance Program.

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards are subject to time-based vesting conditions. An employee’s RUs and CRA will vest in two substantially equal installments on each of March 15, 2016 and March 15, 2017 (each, a “Vesting Date”), subject to that employee’s continued service with Affinion Holdings and its subsidiaries on each applicable Vesting Date. An employee’s RUs and the portion of his or her CRA that become vested as of a given Vesting Date in accordance with the above vesting criteria will be settled as follows: (i) for each RU that vests on such Vesting Date, Affinion Holdings will deliver to the employee on the Settlement Date one share of common stock and (ii) for the portion of the CRA that vests on such Vesting Date, Affinion Holdings will pay to the employee on the Settlement Date an amount in cash equal to such vested portion of the CRA, in each case, subject to applicable tax withholding. An employee’s RUs and the portion of his or her CRA that become vested on a given Vesting Date will be settled as soon as practicable following such Vesting Date but in no event later than the sixtieth (60th) day following such Vesting Date (the “Settlement Date”). Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award. The aggregate award value granted to participants under the 2015 Retention Program outstanding as of June 30, 2016 was approximately $7.2 million, net of forfeitures of $1.2 million. In conjunction with the

Reclassification, which was effective on November 9, 2015, Retention Awards under the 2015 Retention Program that called for vesting of Class A Common Stock will vest in an adjusted number of shares of Class C Common Stock and Class D Common Stock. During the six months ended June 30, 2016, 6,466 shares of Class C Common Stock and 6,809 shares of Class D Common Stock vested, in addition to CRAs of approximately $3.9 million. During the three and six months ended June 30, 2016, the Company recognized expense related to the 2015 Retention Program of $0.8 million and $1.8 million, respectively, of which $0.4 million and $0.9 million, respectively, related to the common stock portion of the Retention Awards. During the three and six months ended June 30, 2015, the Company recognized expense related to the 2015 Retention Program of $1.0 million and $1.2 million, respectively, of which $0.5 million and $0.6 million, respectively, related to the common stock portion of the Retention Awards.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo and remained an affiliate of Apollo until July 2013. Therefore, for the three and six months ended June 30, 2016 and 2015, none of the Cendant Entities is a related party.

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

In connection with the 2015 Exchange Offers and 2015 Rights Offering, each of the parties to the Consulting Agreement entered into a termination agreement for no additional consideration. As a result of the termination of the consulting agreement, the Company has no obligation to pay Apollo any previously accrued and unpaid amounts for prior services rendered under the consulting agreement. The amount expensed related to this consulting agreement was $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2015, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015. There was no expense recognized related to this consulting agreement for the three and six months ended June 30, 2016.

In July 2014, Novitex Enterprise Solutions (“Novitex”), a document outsourcing provider owned by affiliates of Apollo, commenced providing administrative services to the Company. In addition, in June 2015, Novitex assumed responsibility for the performance and management of the Company’s domestic print and mailing operations. During the three and six months ended June 30, 2015, the Company recognized expenses of $0.3 million and $0.6 million, respectively, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015. As a result of the 2015 Exchange Offers and 2015 Rights Offering consummated on November 9, 2015, Novitex was not a related party during the three and six months ended June 30, 2016.

SkyMall, which was acquired by the Company in September 2014, provides fulfillment services to Caesar’s Entertainment Corporation (“Caesar’s”), which is owned by an affiliate of Apollo. During the three and six months ended June 30, 2015, the Company recognized revenues, net of the cost to acquire the merchandise and gift cards, of $0.4 million and $0.8 million, respectively, which are included in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015. As a result of the 2015 Exchange Offers and 2015 Rights Offering consummated on November 9, 2015, Caesar’s was not a related party during the three and six months ended June 30, 2016.

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

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors, at that time, controls and partially funded Alclear and serves as its chief executive officer. In March 2015, the Company sold its ownership interest in Alclear to certain existing members of Alclear who are not related parties or otherwise affiliated with the Company for $1.5 million, and the related gain of $0.5 million is included in other income, net in the accompanying unaudited condensed consolidated statement of comprehensive income (loss) for the six months ended June 30, 2015. The Company continued to provide support services to Alclear and recognized revenue of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2015. The master services agreement was terminated on April 1, 2016. The Company will provide transition services to Alclear until August 1, 2016.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2016:

								Fair Value At
						2021 and		June 30,
	2016	2017	2018	2019	2020	Thereafter	Total	2016
	(in millions)
Fixed rate debt	$—	$—	$622.1	$—	$—	$—	$622.1	$324.3
Average interest rate	8.01%	8.01%	7.97%
Variable rate debt	$3.9	$7.8	$1,170.9	$—	$—	$—	$1,182.6	$1,001.3
Average interest rate (a)	7.38%	7.38%	7.68%

(a)	Average interest rate is based on rates in effect at June 30, 2016.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At June 30, 2016, the Company had in place contracts to sell EUR 10.0 million and receive $11.1 million and to sell GBP 13.9 million and receive $18.5 million.

During the three and six months ended June 30, 2016, the Company recognized a realized gain on the forward contracts of $1.4 million and $1.9 million, respectively. During the three and six months ended June 30, 2015, the Company recognized a realized loss on the forward contracts of $1.6 million and a realized gain on the forward contracts of $2.7 million, respectively. As of June 30, 2016, the Company had an immaterial unrealized loss on the foreign currency forward contracts.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at June 30, 2016 and December 31, 2015 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at June 30, 2016 and December 31, 2015 is based upon available information for debt having similar terms and risks (Level 2). The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At June 30, 2016 and December 31, 2015, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

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

10. SEGMENT INFORMATION

Management evaluates the operating results of each of its reportable segments based upon several factors, of which the primary factors are revenue and “Segment EBITDA,” which the Company defines as income from operations before depreciation and amortization. The presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies. The segment information discussed below reflects our new operating segments in effect as of January 1, 2016, as discussed in Note 1 to our unaudited condensed consolidated financial statements.

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

Net Revenues
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(in millions)
Global Loyalty	$40.0	$43.9	$79.9	$91.0
Global Customer Engagement	98.7	102.7	202.3	206.8
Insurance Solutions	55.3	59.0	112.7	118.7
Subtotal	194.0	205.6	394.9	416.5
Legacy Membership and Package	50.4	89.7	104.6	181.5
Eliminations	(0.4)	(0.3)	(0.6)	(0.7)
	$244.0	$295.0	$498.9	$597.3

Segment EBITDA
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(in millions)

Global Loyalty	$12.8	$14.9	$26.4	$30.5
Global Customer Engagement	18.1	12.0	37.7	24.0
Insurance Solutions	17.2	18.4	38.9	37.2
Subtotal	48.1	45.3	103.0	91.7
Legacy Membership and Package	14.4	24.4	24.5	38.9
Corporate	(13.8)	(14.5)	(30.9)	(27.9)
	$48.7	$55.2	$96.6	$102.7

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(in millions)
Segment EBITDA	$48.7	$55.2	$96.6	$102.7
Depreciation and amortization	(13.9)	(23.8)	(28.2)	(48.0)
Income from operations	$34.8	$31.4	$68.4	$54.7

11. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, and the related condensed consolidating statements of comprehensive income (loss) for the three and six month periods ended June 30, 2016 and 2015 and the related condensed consolidating statements of cash flows for the six month periods ended June 30, 2016 and 2015 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries (the Company’s subsidiaries that guarantee the 2010 senior notes) on a combined basis, (iii) the Non-Guarantor Subsidiaries (the Company’s subsidiaries that do not guarantee the 2010 senior notes) on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan.

The supplemental financial information has been presented in lieu of separate financial statements of the guarantors as such separate financial statements are not considered meaningful.

The supplemental condensed consolidating financial information presented includes Incentive Networks LLC, a recently formed subsidiary, as a Guarantor Subsidiary. Incentive Networks LLC guarantees the 2010 senior notes and the International Notes, but does not guarantee the 2013 senior subordinated notes.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2016

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$11.7	$2.6	$30.0	$—	$44.3
Restricted cash	—	16.7	11.1	—	27.8
Receivables, net	1.9	82.6	34.5	—	119.0
Profit-sharing receivables from insurance carriers	—	18.9	—	—	18.9
Prepaid commissions	—	27.4	4.0	—	31.4
Intercompany interest receivable	—	—	1.1	(1.1)	—
Other current assets	11.5	26.1	25.4	—	63.0
Total current assets	25.1	174.3	106.1	(1.1)	304.4
Property and equipment, net	4.6	71.2	31.0	—	106.8
Contract rights and list fees, net	—	15.8	—	—	15.8
Goodwill	—	155.5	67.5	—	223.0
Other intangibles, net	—	40.1	8.8	—	48.9
Receivables from related parties	28.9	—	—	—	28.9
Investment in subsidiaries	2,319.4	57.8	63.9	(2,441.1)	—
Intercompany loan receivable	163.0	20.3	22.6	(205.9)	—
Intercompany receivables	—	2,262.7	—	(2,262.7)	—
Other non-current assets	13.3	27.7	6.2	—	47.2
Total assets	$2,554.3	$2,825.4	$306.1	$(4,910.8)	$775.0
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$7.8	$—	$—	$—	$7.8
Accounts payable and accrued expenses	84.6	146.5	78.9	—	310.0
Payables to related parties	13.4	—	—	—	13.4
Intercompany interest payable	—	—	1.1	(1.1)	—
Deferred revenue	0.1	37.1	21.2	—	58.4
Income taxes payable	0.6	-	1.6	—	2.2
Total current liabilities	106.5	183.6	102.8	(1.1)	391.8
Long-term debt	1,699.1	—	155.0	—	1,854.1
Deferred income taxes	14.2	23.0	1.0	—	38.2
Deferred revenue	0.3	2.3	3.0	—	5.6
Intercompany loans payable	23.8	—	182.1	(205.9)	—
Intercompany payables	2,248.1	—	14.6	(2,262.7)	—
Other long-term liabilities	3.2	18.0	4.3	—	25.5
Total liabilities	4,095.2	226.9	462.8	(2,469.7)	2,315.2
Total Affinion Group, Inc. deficit	(1,540.9)	2,598.5	(157.4)	(2,441.1)	(1,540.9)
Non-controlling interest in subsidiary	—	—	0.7	—	0.7
Total deficit	(1,540.9)	2,598.5	(156.7)	(2,441.1)	(1,540.2)
Total liabilities and deficit	$2,554.3	$2,825.4	$306.1	$(4,910.8)	$775.0

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

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$167.8	$76.2	$—	$244.0
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	59.7	25.0	—	84.7
Operating costs	10.8	32.0	39.9	—	82.7
General and administrative	13.8	8.4	5.7	—	27.9
Depreciation and amortization	0.1	8.9	4.9	—	13.9
Total expenses	24.7	109.0	75.5	—	209.2
Income (loss) from operations	(24.7)	58.8	0.7	—	34.8
Interest income	0.2	—	0.1	—	0.3
Interest expense	(26.5)	0.9	(1.0)	—	(26.6)
Interest income (expense) - intercompany	(0.5)	—	0.5	—	—
Income (loss) before income taxes and non-controlling interest	(51.5)	59.7	0.3	—	8.5
Income tax expense	(0.3)	(0.3)	(0.3)	—	(0.9)
	(51.8)	59.4	—	—	7.6
Equity in income of subsidiaries	59.3	3.1	—	(62.4)	—
Net income (loss)	7.5	62.5	—	(62.4)	7.6
Less: net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Affinion Group, Inc.	$7.5	$62.5	$(0.1)	$(62.4)	$7.5

Net income (loss)	$7.5	$62.5	$-	$(62.4)	$7.6
Currency translation adjustment, net of tax	(4.4)	0.3	1.6	(1.9)	(4.4)
Comprehensive income (loss)	3.1	62.8	1.6	(64.3)	3.2
Less: comprehensive income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Affinion Group, Inc.	$3.1	$62.8	$1.5	$(64.3)	$3.1

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$342.4	$156.5	$—	$498.9
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	0.1	121.0	51.7	—	172.8
Operating costs	22.4	64.4	82.7	—	169.5
General and administrative	30.4	15.3	14.3	—	60.0
Depreciation and amortization	0.2	18.1	9.9	—	28.2
Total expenses	53.1	218.8	158.6	—	430.5
Income (loss) from operations	(53.1)	123.6	(2.1)	—	68.4
Interest income	0.4	—	0.2	—	0.6
Interest expense	(53.3)	0.7	(2.1)	—	(54.7)
Interest income (expense) - intercompany	(1.1)	—	1.1	—	—
Income (loss) before income taxes and non-controlling interest	(107.1)	124.3	(2.9)	—	14.3
Income tax expense	(0.5)	(1.5)	(2.0)	—	(4.0)
	(107.6)	122.8	(4.9)	—	10.3
Equity in income of subsidiaries	117.7	5.7	—	(123.4)	—
Net income (loss)	10.1	128.5	(4.9)	(123.4)	10.3
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Affinion Group, Inc.	$10.1	$128.5	$(5.1)	$(123.4)	$10.1

Net income (loss)	$10.1	$128.5	$(4.9)	$(123.4)	$10.3
Currency translation adjustment, net of tax	(4.4)	0.3	1.6	(1.9)	(4.4)
Comprehensive income (loss)	5.7	128.8	(3.3)	(125.3)	5.9
Less: comprehensive income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Affinion Group, Inc.	$5.7	$128.8	$(3.5)	$(125.3)	$5.7

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$210.9	$84.1	$—	$295.0
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	77.2	33.8	—	111.0
Operating costs	—	51.0	48.4	—	99.4
General and administrative	1.9	17.6	9.3	—	28.8
Facility exit costs	—	0.6	—	—	0.6
Depreciation and amortization	0.1	17.1	6.6	—	23.8
Total expenses	2.0	163.5	98.1	—	263.6
Income from operations	(2.0)	47.4	(14.0)	—	31.4
Interest income	0.1	—	0.1	—	0.2
Interest expense	(34.5)	(0.1)	(12.8)	—	(47.4)
Interest income (expense) - intercompany	(11.9)	—	11.9	—	—
Other income, net	—	2.8	(2.7)	—	0.1
Loss before income taxes and non-controlling interest	(48.3)	50.1	(17.5)	—	(15.7)
Income tax expense	(0.4)	(0.9)	0.2	—	(1.1)
	(48.7)	49.2	(17.3)	—	(16.8)
Equity in income of subsidiaries	31.8	(0.5)	—	(31.3)	—
Net loss	(16.9)	48.7	(17.3)	(31.3)	(16.8)
Less: net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net loss attributable to Affinion Group, Inc.	$(16.9)	$48.7	$(17.4)	$(31.3)	$(16.9)

Net loss	$(16.9)	$48.7	$(17.3)	$(31.3)	$(16.8)
Currency translation adjustment, net of tax	—	—	1.5	—	1.5
Comprehensive loss	(16.9)	48.7	(15.8)	(31.3)	(15.3)
Less: comprehensive income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive loss attributable to Affinion Group, Inc.	$(16.9)	$48.7	$(15.9)	$(31.3)	$(15.4)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$427.0	$170.3	$—	$597.3
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	156.5	70.2	—	226.7
Operating costs	—	106.3	96.7	—	203.0
General and administrative	11.0	35.5	17.3	—	63.8
Facility exit costs	—	1.1	—	—	1.1
Depreciation and amortization	0.4	34.2	13.4	—	48.0
Total expenses	11.4	333.6	197.6	—	542.6
Income from operations	(11.4)	93.4	(27.3)	—	54.7
Interest income	0.3	—	0.1	—	0.4
Interest expense	(68.6)	(0.1)	(25.8)	—	(94.5)
Interest income (expense) - intercompany	(23.8)	—	23.8	—	—
Other income, net	—	2.8	(2.2)	—	0.6
Loss before income taxes and non-controlling interest	(103.5)	96.1	(31.4)	—	(38.8)
Income tax expense	(0.7)	(1.8)	(0.6)	—	(3.1)
	(104.2)	94.3	(32.0)	—	(41.9)
Equity in income of subsidiaries	62.0	(1.1)	—	(60.9)	—
Net loss	(42.2)	93.2	(32.0)	(60.9)	(41.9)
Less: net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Net loss attributable to Affinion Group, Inc.	$(42.2)	$93.2	$(32.3)	$(60.9)	$(42.2)

Net loss	$(42.2)	$93.2	$(32.0)	$(60.9)	$(41.9)
Currency translation adjustment, net of tax	—	—	(3.5)	—	(3.5)
Comprehensive loss	(42.2)	93.2	(35.5)	(60.9)	(45.4)
Less: comprehensive income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive loss attributable to Affinion Group, Inc.	$(42.2)	$93.2	$(35.7)	$(60.9)	$(45.6)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$10.1	$128.5	$(4.9)	$(123.4)	$10.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	0.2	18.1	9.9	—	28.2
Amortization of debt discount and financing costs	3.0	—	—	—	3.0
Recovery of accounts receivable loss provided for	—	0.3	0.1	—	0.4
Amortization of carrying value adjustment	(13.2)	—	(4.2)	—	(17.4)
Share-based compensation	1.7	—	—	—	1.7
Equity in (income) loss of subsidiaries	(117.7)	(5.7)	—	123.4	—
Deferred income taxes	0.2	1.4	(0.1)	—	1.5
Net change in assets and liabilities:
Restricted cash	—	(0.6)	1.1	—	0.5
Receivables	—	(14.2)	7.6	—	(6.6)
Receivables from related parties	1.2	—	(1.2)	—	—
Profit-sharing receivables from insurance carriers	—	1.0	—	—	1.0
Prepaid commissions	—	5.5	1.1	—	6.6
Other current assets	8.9	11.5	0.9	—	21.3
Contract rights and list fees	—	0.7	—	—	0.7
Other non-current assets	(1.2)	0.8	(0.9)	—	(1.3)
Accounts payable and accrued expenses	(3.0)	(17.2)	(7.6)	—	(27.8)
Payables to related parties	1.5	—	—	—	1.5
Deferred revenue	(0.1)	(9.1)	(2.9)	—	(12.1)
Income taxes receivable and payable	(0.4)	(0.1)	0.1	—	(0.4)
Other long-term liabilities	—	(1.0)	(1.3)	—	(2.3)
Other, net	1.2	—	(0.4)	—	0.8
Net cash provided by (used in) operating activities	(107.6)	119.9	(2.7)	—	9.6
Investing Activities
Capital expenditures	(1.2)	(6.5)	(4.0)	—	(11.7)
Restricted cash	—	—	0.3	—	0.3
Capital contribution to subsidiary	(0.3)	—	—	0.3	—
Intercompany receivables and payables	—	(112.4)	—	112.4	—
Net cash provided by (used in) investing activities	(1.5)	(118.9)	(3.7)	112.7	(11.4)
Financing Activities
Principal payments on borrowings	(4.0)	—	—	—	(4.0)
Intercompany receivables and payables	119.3	—	(6.9)	(112.4)	—
Capital contribution to subsidiary		—	0.3	(0.3)	—
Dividend paid to non-controlling interest	—	—	(0.2)	—	(0.2)
Intercompany loans	(25.5)	—	25.5	—	—
Net cash provided by (used in) financing activities	89.8	—	18.7	(112.7)	(4.2)
Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.9)	—	(0.9)
Net increase (decrease) in cash and cash equivalents	(19.3)	1.0	11.4	—	(6.9)
Cash and cash equivalents, beginning of period	31.0	1.6	18.6	—	51.2
Cash and cash equivalents, end of period	$11.7	$2.6	$30.0	$—	$44.3

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net loss	$(42.2)	$93.2	$(32.0)	$(60.9)	$(41.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.4	34.2	13.4	—	48.0
Amortization of debt discount and financing costs	3.8	—	0.9	—	4.7
Facility exit costs	—	1.1	—	—	1.1
Share-based compensation	0.6	—	—	—	0.6
Equity in (income) loss of subsidiaries	(62.0)	1.1	—	60.9	—
Deferred income taxes	0.2	1.8	(0.5)	—	1.5
Net change in assets and liabilities:
Restricted cash	1.6	0.7	(0.1)	—	2.2
Receivables	(0.6)	(7.9)	9.8	—	1.3
Receivables from related parties	(0.4)	4.2	0.4	—	4.2
Profit-sharing receivables from insurance carriers	—	11.8	—	—	11.8
Prepaid commissions	—	(3.5)	(0.2)	—	(3.7)
Other current assets	(9.6)	4.6	(0.3)	—	(5.3)
Contract rights and list fees	—	(1.1)	—	—	(1.1)
Other non-current assets	—	(8.6)	(0.3)	—	(8.9)
Accounts payable and accrued expenses	6.0	(9.9)	(6.3)	—	(10.2)
Payables to related parties	(1.9)	(0.1)	—	—	(2.0)
Deferred revenue	0.5	(7.1)	0.5	—	(6.1)
Income taxes receivable and payable	(0.3)	(0.1)	0.4	—	—
Other long-term liabilities	0.1	(5.4)	0.6	—	(4.7)
Other, net	0.9	(0.7)	2.3	—	2.5
Net cash used in operating activities	(102.9)	108.3	(11.4)	—	(6.0)
Investing Activities
Capital expenditures	0.7	(7.9)	(8.0)	—	(15.2)
Restricted cash	—	—	(0.1)	—	(0.1)
Proceeds from sale of an investment	—	—	1.5	—	1.5
Intercompany receivables and payables	—	(99.7)	—	99.7	—
Net cash used in investing activities	0.7	(107.6)	(6.6)	99.7	(13.8)
Financing Activities
Borrowings under revolving credit facility, net	54.0	—	—	—	54.0
Principal payments on borrowings	(3.8)	(0.3)	—	—	(4.1)
Receivables from and payables to parent company	(1.9)	—	—	—	(1.9)
Intercompany receivables and payables	102.7	—	(3.0)	(99.7)	—
Intercompany loan	(32.6)	—	32.6	-	—
Net cash provided by financing activities	118.4	(0.3)	29.6	(99.7)	48.0
Effect of changes in exchange rates on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Net increase in cash and cash equivalents	16.2	0.4	11.1	—	27.7
Cash and cash equivalents, beginning of period	7.8	2.5	17.7	—	28.0
Cash and cash equivalents, end of period	$24.0	$2.9	$28.8	$-	$55.7

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

●

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2016 and 2015. This analysis is presented on both a consolidated basis and on an operating segment basis.

●

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the six months ended June 30, 2016 and 2015 and our financial condition as of June 30, 2016, as well as a discussion of our liquidity and capital resources.

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

•	Insurance Solutions. This segment consists of the domestic insurance business, in which we are a leading third-party agent, administrator and marketer of certain Accident and Life insurance products.
•

Legacy Membership and Package.  This segment combines all global membership programs in which we no longer expect to actively market (which were previously reported predominantly in our Membership Products segment and to a lesser extent in our International Products segment) and also includes the domestic Package business (which, through December 31, 2015, was reported in our Insurance and Package segment).  This segment includes membership programs that were marketed with many of our large domestic financial institution partners.  Although we will continue to service these members, we expect that cash flows and revenues will decrease over time due to the anticipated attrition of the member base in this operating segment. The expected reduction in revenues is expected to be partially offset by ongoing cost savings initiatives to mitigate the impact of reduced revenues in operating cash flows. The Legacy Membership and Package segment would have constituted approximately 30% of our total net revenues in 2015 and, as of January 1, 2016, is expected to continue to be 15% to 25% of our total net revenues over the next 12 months and run off over the next 3 to 5 years until it is no longer a material contributor to the overall enterprise.

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend was incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the six months ended June 30, 2016 and the year ended December 31, 2015, in excess of 95% of our new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

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

We serve as an agent and third-party administrator on behalf of a variety of underwriters for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with certain of the carriers that underwrite the insurance policies that we market, where profit is measured by the excess amount of premium remitted to the carrier less the cost for claim activities and any related expenses. In 2014, we transitioned a significant portion of our AD&D business from our former primary insurance carrier to new carriers that receive a fixed distribution of collected premiums rather than participating in the profit-sharing arrangement. As a result of the substantial completion of this transition, a significant portion of the business is no longer subject to profit-sharing arrangements. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying unaudited consolidated balance sheets and any changes in estimated profit sharing in connection with the actual claims activities are periodically recorded as an adjustment to net revenue. Insurance revenues are recognized ratably over the insurance period for which a policy is in effect and there are no significant differences between cash flows and related revenue recognition. Revenue from insurance programs is reported net of insurance costs in the accompanying unaudited consolidated statements of comprehensive income (loss).

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

We incur significant costs to ensure compliance with these regulations; however, we are party to lawsuits, including class action lawsuits, and regulatory investigations involving our business practices which also increase our costs of doing business. See Note 6 to our unaudited condensed consolidated financial statements in “Item 1. Financial Statements.”

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Global Loyalty
Gross Transactional Sales Volume (1)	$493,450	$463,523	$974,530	$951,767
Gross Transactional Sales Volume per Transaction (1)	$151.66	$146.47	$150.98	$154.24
Total Transactions	3,254	3,165	6,455	6,171
Global Customer Engagement
Average Subscribers (2)	2,637	2,734	2,681	2,749
Annualized Net Revenue per Average Subscriber (3)	$104.31	$102.25	$104.30	$101.25
Engagement Solutions Platform Revenue	$29,925	$32,886	$62,445	$67,624
Insurance Solutions
Average Supplemental Insureds (2)	3,350	3,560	3,385	3,606
Annualized Net Revenue per Supplemental Insured (3)	$64.71	$64.95	$65.30	$64.47
Legacy Membership and Package
Average Legacy Members (2)	1,679	3,760	1,821	3,792
Annualized Net Revenue per Legacy Member	$98.81	$83.45	$96.89	$82.69

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table summarizes our consolidated results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended	Three Months Ended
	June 30,	June 30,	Increase
	2016	2015	(Decrease)
	(in millions)
Net revenues	$244.0	$295.0	$(51.0)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	84.7	111.0	(26.3)
Operating costs	82.7	99.4	(16.7)
General and administrative	27.9	28.8	(0.9)
Facility exit costs	—	0.6	(0.6)
Depreciation and amortization	13.9	23.8	(9.9)
Total expenses	209.2	263.6	(54.4)
Income from operations	34.8	31.4	3.4
Interest income	0.3	0.2	0.1
Interest expense	(26.6)	(47.4)	20.8
Other income, net	—	0.1	(0.1)
Income (loss) before income taxes and non-controlling interest	8.5	(15.7)	24.2
Income tax expense	(0.9)	(1.1)	0.2
Net income (loss)	7.6	(16.8)	24.4
Less: net income attributable to non-controlling interest	(0.1)	(0.1)	—
Net income (loss) attributable to Affinion Group, Inc.	$7.5	$(16.9)	$24.4

Summary of Operating Results for the Three Months Ended June 30, 2016

The following is a summary of changes affecting our operating results for the three months ended June 30, 2016.

Net revenues decreased $51.0 million, or 17.3%, for the three months ended June 30, 2016 as compared to the same period of the prior year primarily the result of lower retail revenues from a decline in retail member volumes in Legacy Membership and Package, lower revenue in Global Loyalty primarily from the loss of a key client in 2015, lower revenue in Global Customer Engagement primarily from a change in deal structure with a client and the unfavorable impact of foreign exchange and lower revenue in Insurance Solutions primarily from lower supplemental insureds.

         Segment EBITDA decreased $6.5 million for the three months ended June 30, 2016 as compared to the same period of the prior year as the impact of the lower net revenues was partially offset by lower marketing and commissions, lower operating costs and lower general and administrative expense.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following section provides an overview of our consolidated results of operations for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Net Revenues. During the three months ended June 30, 2016 we reported net revenues of $244.0 million, a decrease of $51.0 million, or 17.3%, as compared to net revenues of $295.0 million in the comparable period of 2015.  Global Loyalty net revenues decreased $3.9 million as growth with existing clients was more than offset by lower revenue from the loss of a key client in 2015. Excluding the impact from the loss of a key client, net revenues would have increased during the same time frame. Global Customer

Engagement net revenues decreased $4.0 million. On a currency consistent basis, net revenues decreased $2.3 million as a change in deal structure with a client (which impacted our net revenue but had a limited impact on Segment EBITDA) more than offset higher revenue from growth with our online partnerships in our revenue enhancement business.  Net revenues declined $1.7 million from the unfavorable impact of foreign exchange.  Insurance Solutions net revenues decreased $3.7 million primarily due to the impact from lower average supplemental insureds.  Net revenues in Legacy Membership and Package decreased $39.3 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $0.2 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $26.3 million, or 23.7%, to $84.7 million for the three months ended June 30, 2016 from $111.0 million for the three months ended June 30, 2015. Marketing and commissions expense decreased in Legacy Membership and Package by $18.6 million primarily due to our decision in the latter part of 2015 to terminate certain marketing channels resulting in lower marketing spend. Costs decreased $2.9 million in Insurance Solutions primarily due to lower marketing spend. Costs decreased $4.2 million in Global Customer Engagement primarily due to the timing of campaign launches.

Operating Costs. Operating costs decreased by $16.7 million, or 16.8%, to $82.7 million for the three months ended June 30, 2016 from $99.4 million for the three months ended June 30, 2015. Operating costs decreased $11.8 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes along with lower costs of $1.6 million in Global Loyalty primarily from lower product and servicing costs related to the lower revenue. Costs decreased $3.6 million in Global Customer Engagement primarily due to lower product and servicing costs.

General and Administrative Expense. General and administrative expense decreased by $0.9 million, or 3.1% to $27.9 million for the three months ended June 30, 2016 from $28.8 million for the three months ended June 30, 2015.  Costs decreased $2.3 million in Global Customer Engagement primarily due to the favorable impact of foreign exchange.  Corporate costs decreased by $0.7 million primarily from lower professional fees from debt refinancing transactions. Costs increased $1.8 million in Legacy Membership and Package primarily due to higher professional fees related to ongoing legal matters.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $9.9 million for the three months ended June 30, 2016 to $13.9 million from $23.8 million for the three months ended June 30, 2015, primarily from a decrease of $7.9 million related to lower amortization of intangible assets acquired in connection with Affinion’s 2005 acquisition of the Cendant Marketing Services Division. The majority of these intangible assets are amortized on an accelerated basis. In addition, amortization expense recorded in 2016 decreased $1.2 million for intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis.

Interest Expense. Interest expense decreased $20.8 million, or 43.9% to $26.6 million for the three months ended June 30, 2016 from $47.4 million for the three months ended June 30, 2015, primarily from lower interest expense accrued as a result of the 2015 Exchange Offers and 2015 Rights Offering.

Income Tax Expense. Income tax expense decreased by $0.2 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to a decrease in the current state tax provision and deferred federal and state tax provisions for the three months ended June 30, 2016, partially offset by an increase in the current and deferred foreign tax provisions for the same period.

The Company’s effective income tax rates for the three months ended June 30, 2016 and 2015 were 10.0% and (6.7)%, respectively. The difference in the effective tax rates for the three months ended June 30, 2016 and 2015 is primarily a result of a change from a loss before income taxes and non-controlling interest of $15.7 million for the three months ended June 30, 2015 to income before income taxes and non-controlling interest of $8.5 million for the three months ended June 30, 2016 and a decrease in the income tax provision from $1.1 million for the three months ended June 30, 2015 to $0.9 million for the three months ended June 30, 2016. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

          Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Three Months Ended June 30,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in millions)
Global Loyalty	$40.0	$43.9	$(3.9)	$12.8	$14.9	$(2.1)	$13.4	$15.0	$(1.6)
Global Customer Engagement	98.7	102.7	(4.0)	18.1	12.0	6.1	19.4	14.4	5.0
Insurance Solutions	55.3	59.0	(3.7)	17.2	18.4	(1.2)	17.1	18.4	(1.3)
Subtotal	194.0	205.6	(11.6)	48.1	45.3	2.8	49.9	47.8	2.1
Legacy Membership and Package	50.4	89.7	(39.3)	14.4	24.4	(10.0)	17.5	26.7	(9.2)
Eliminations	(0.4)	(0.3)	(0.1)	—	—	—	—	—	—
Corporate	—	—	—	(13.8)	(14.5)	0.7	(10.4)	(12.3)	1.9
Total	$244.0	$295.0	$(51.0)	48.7	55.2	(6.5)	57.0	62.2	(5.2)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains							—	—	—
Certain legal costs							(1.5)	(0.9)	(0.6)
Net cost savings							(2.7)	(1.6)	(1.1)
Other, net							(4.1)	(4.5)	0.4
Depreciation and amortization				(13.9)	(23.8)	9.9	(13.9)	(23.8)	9.9
Income from operations				$34.8	$31.4	$3.4	$34.8	$31.4	$3.4

	Three Months Ended June 30, 2016
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$—	$—	$—	$—	$—
Certain legal costs	—	—	—	1.5	—	1.5
Net cost savings	—	0.6	—	1.4	0.7	2.7
Other, net	0.6	0.7	(0.1)	0.2	2.7	4.1
Total	$0.6	$1.3	$(0.1)	$3.1	$3.4	$8.3

	Three Months Ended June 30, 2015
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$—	$—	$—	$—	$—
Certain legal costs	—	—	—	0.9	—	0.9
Net cost savings	—	1.6	—	—	—	1.6
Other, net	0.1	0.8	—	1.4	2.2	4.5
Total	$0.1	$2.4	$—	$2.3	$2.2	$7.0

(1)

See Segment EBITDA and Adjusted EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Global Loyalty. Net revenues from Global Loyalty decreased by $3.9 million, or 8.9%, for the three months ended June 30, 2016 to $40.0 million as compared to $43.9 million for the three months ended June 30, 2015 as increased revenues from growth with existing clients were more than offset by lower revenue from the loss of a key client in 2015. Excluding the impact from the loss of a key client, net revenues would have increased during the same time frame.

Segment EBITDA decreased by $2.1 million, or 14.1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, as the increased contribution associated with new and existing clients was more than offset by the loss of a key client in 2015.

Global Customer Engagement. Global Customer Engagement net revenues decreased by $4.0 million, or 3.9%, to $98.7 million for the three months ended June 30, 2016 as compared to $102.7 million for the three months ended June 30, 2015. On a currency consistent basis, net revenues decreased $2.3 million as a change in deal structure with a client (which impacted our net revenue but had a limited impact on Segment EBITDA) more than offset higher revenue from growth with our online partnerships in our revenue enhancement business. Net revenues declined $1.7 million from the unfavorable impact of foreign exchange.

Segment EBITDA increased $6.1 million, or 50.8%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily from lower marketing and commissions of $4.2 million, lower operating costs of $3.6 million and lower general and administrative costs of $2.3 million. The lower marketing and commissions were primarily attributable to the timing of campaign launches. The lower operating costs were primarily related to lower product and servicing costs. The lower general and administrative costs were primarily due to the favorable impact of foreign exchange.

Insurance Solutions. Insurance Solutions net revenues decreased by $3.7 million, or 6.3%, to $55.3 million for the three months ended June 30, 2016 as compared to $59.0 million for the three months ended June 30, 2015. Net revenues decreased primarily due to the impact of lower average supplemental insureds.

Segment EBITDA decreased by $1.2 million, or 6.5%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 as the impact of lower net revenues of $3.7 million was partially offset by lower operating expenses of $2.5 million, primarily from reduced marketing and commissions and lower employee related costs.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $39.3 million, or 43.8%, to $50.4 million for the three months ended June 30, 2016 as compared to $89.7 million for the three months ended June 30, 2015.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $0.2 million.

Segment EBITDA decreased by $10.0 million, or 41.0%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Segment EBITDA decreased as the impact of the lower net revenues of $39.3 million and increased general and administrative costs of $1.8 million was partially offset by lower marketing and commissions expense of $18.6 million and lower operating costs of $11.8 million. The lower marketing and commissions expense was primarily the result of our decision in the latter part of 2015 to terminate certain marketing channels resulting in lower marketing spend. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The higher general and administrative costs were primarily due to higher professional fees related to ongoing legal matters.

Corporate

Corporate costs now also include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs decreased by $0.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily from lower professional fees from debt refinancing transactions.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table summarizes our consolidated results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended	Six Months Ended
	June 30,	June 30,	Increase
	2016	2015	(Decrease)
	(in millions)
Net revenues	$498.9	$597.3	$(98.4)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	172.8	226.7	(53.9)
Operating costs	169.5	203.0	(33.5)
General and administrative	60.0	63.8	(3.8)
Facility exit costs	—	1.1	(1.1)
Depreciation and amortization	28.2	48.0	(19.8)
Total expenses	430.5	542.6	(112.1)
Income from operations	68.4	54.7	13.7
Interest income	0.6	0.4	0.2
Interest expense	(54.7)	(94.5)	39.8
Other income, net	—	0.6	(0.6)
Income (loss) before income taxes and non-controlling interest	14.3	(38.8)	53.1
Income tax expense	(4.0)	(3.1)	(0.9)
Net income (loss)	10.3	(41.9)	52.2
Less: net income attributable to non-controlling interest	(0.2)	(0.3)	0.1
Net income (loss) attributable to Affinion Group, Inc.	$10.1	$(42.2)	$52.3

Summary of Operating Results for the Six Months Ended June 30, 2016

The following is a summary of changes affecting our operating results for the six months ended June 30, 2016.

Net revenues decreased $98.4 million, or 16.5%, for the six months ended June 30, 2016 as compared to the same period of the prior year primarily the result of lower retail revenues from a decline in retail member volumes in Legacy Membership and Package, lower revenue in Global Loyalty primarily from the loss of a key client in 2015, lower revenue in Global Customer Engagement primarily due to the unfavorable impact of foreign exchange and lower revenue in Insurance Solutions primarily from lower supplemental insureds.

         Segment EBITDA decreased $6.1 million for the six months ended June 30, 2016 as compared to the same period of the prior year as the impact of the lower net revenues was partially offset by lower marketing and commissions, lower operating costs and lower general and administrative expense.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following section provides an overview of our consolidated results of operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Net Revenues. During the six months ended June 30, 2016 we reported net revenues of $498.9 million, a decrease of $98.4 million, or 16.5%, as compared to net revenues of $597.3 million in the comparable period of 2015.  Global Loyalty net revenues decreased $11.1 million as growth with existing clients was more than offset by lower revenue from the loss of a key client in 2015. Excluding the impact from the loss of a key client, net revenues would have increased during the same time frame. Global Customer Engagement net revenues decreased $4.5 million. On a currency consistent basis, net revenues increased $1.0 million as higher revenue from growth with our online partnerships in our revenue enhancement business was partially offset by lower net revenue from a change in deal structure with a client (which impacted our net revenue but had a limited impact on Segment EBITDA). Net revenues declined $5.5 million from the unfavorable impact of foreign exchange.  Insurance Solutions net revenues decreased $6.0 million as the impact from lower average supplemental insureds was partially offset by an increase in the average revenue per supplemental insured.  Net revenues in Legacy Membership and Package decreased $76.9 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $0.6 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $53.9 million, or 23.8%, to $172.8 million for the six months ended June 30, 2016 from $226.7 million for the six months ended June 30, 2015. Marketing and commissions expense decreased in Legacy Membership and Package by $38.4 million primarily due to our decision in the latter part of 2015 to terminate certain marketing channels resulting in lower marketing spend. Costs decreased $8.0 million in Insurance Solutions primarily due to lower marketing spend. Costs decreased $6.8 million in Global Customer Engagement primarily due to the timing of campaign launches and the favorable impact of foreign exchange.

Operating Costs. Operating costs decreased by $33.5 million, or 16.5%, to $169.5 million for the six months ended June 30, 2016 from $203.0 million for the six months ended June 30, 2015. Operating costs decreased $23.0 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes along with lower costs of $5.2 million in Global Loyalty primarily from lower product and servicing costs related to the lower revenue. Costs decreased $6.0 million in Global Customer Engagement primarily related to lower product and servicing costs and the favorable impact of foreign exchange.

General and Administrative Expense. General and administrative expense decreased by $3.8 million, or 6.0% to $60.0 million for the six months ended June 30, 2016 from $63.8 million for the six months ended June 30, 2015.  Costs decreased $5.4 million in Global Customer Engagement primarily due to lower employee related costs and the favorable impact of foreign exchange and $1.6 million in Global Loyalty primarily due to lower employee related costs.  Corporate costs increased by $2.8 million primarily from higher stock compensation costs and expenses for employee incentive awards principally due to favorable adjustments recorded in the first quarter of 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $19.8 million for the six months ended June 30, 2016 to $28.2 million from $48.0 million for the six months ended June 30, 2015,  primarily from a decrease of $15.6 million related to lower amortization of intangible assets acquired in connection with Affinion’s 2005 acquisition of the Cendant Marketing Services Division. The majority of these intangible assets are amortized on an accelerated basis. In addition, amortization expense recorded in 2016 decreased $3.1 million for intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis.

Interest Expense. Interest expense decreased $39.8 million, or 42.1% to $54.7 million for the six months ended June 30, 2016 from $94.5 million for the six months ended June 30, 2015, primarily from lower interest expense accrued as a result of the 2015 Exchange Offers and 2015 Rights Offering.

Income Tax Expense. Income tax expense increased by $0.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to an increase in the current and deferred foreign tax provision for the six months ended June 30, 2016, partially offset by a decrease in the current state tax provision and deferred federal and state tax provisions for the same period.

The Company’s effective income tax rates for the six months ended June 30, 2016 and 2015 were 27.8% and (7.9)%, respectively. The difference in the effective tax rates for the six months ended June 30, 2016 and 2015 is primarily a result of a change from a loss before income taxes and non-controlling interest of $38.8 million for the six months ended June 30, 2015 to income before income taxes and non-controlling interest of $14.3 million for the six months ended June 30, 2016 and an increase in the income tax provision from $3.1 million for the six months ended June 30, 2015 to $4.0 million for the six months ended June 30, 2016. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

          Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Six Months Ended June 30,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in millions)
Global Loyalty	$79.9	$91.0	$(11.1)	$26.4	$30.5	$(4.1)	$26.9	$31.5	$(4.6)
Global Customer Engagement	202.3	206.8	(4.5)	37.7	24.0	13.7	40.7	27.5	13.2
Insurance Solutions	112.7	118.7	(6.0)	38.9	37.2	1.7	38.6	37.2	1.4
Subtotal	394.9	416.5	(21.6)	103.0	91.7	11.3	106.2	96.2	10.0
Legacy Membership and Package	104.6	181.5	(76.9)	24.5	38.9	(14.4)	35.7	48.6	(12.9)
Eliminations	(0.6)	(0.7)	0.1	—	—	—	—	—	—
Corporate	—	—	—	(30.9)	(28.1)	(2.8)	(25.4)	(24.4)	(1.0)
Total	$498.9	$597.3	$(98.4)	96.6	102.5	(5.9)	116.5	120.4	(3.9)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains							-	0.1	(0.1)
Certain legal costs							(7.8)	(2.3)	(5.5)
Net cost savings							(6.9)	(8.4)	1.5
Other, net							(5.2)	(7.3)	2.1
Depreciation and amortization				(28.2)	(48.0)	19.8	(28.2)	(48.0)	19.8
Income from operations				$68.4	$54.5	$13.9	$68.4	$54.5	$13.9

	Six Months Ended June 30, 2016
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Impairment of goodwill and other long-lived assets	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$—	$—	$—	$—	$—	$—
Certain legal costs	—	—	—	7.2	0.6	—	7.8
Net cost savings	—	2.3	—	3.2	1.4	—	6.9
Other, net	0.5	0.7	(0.3)	0.8	3.5	—	5.2
Total	$0.5	$3.0	$(0.3)	$11.2	$5.5	$—	$19.9

	Six Months Ended June 30, 2015
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Impairment of goodwill and other long-lived assets	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$(0.1)	$—	$—	$—	$—	$(0.1)
Certain legal costs	—	—	—	2.3	—	—	2.3
Net cost savings	—	2.3	—	4.1	2.0	—	8.4
Other, net	1.0	1.3	—	3.3	1.7	—	7.3
Total	$1.0	$3.5	$—	$9.7	$3.7	$—	$17.9

(2)

See Segment EBITDA and Adjusted EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Global Loyalty. Net revenues from Global Loyalty decreased by $11.1 million, or 12.2%, for the six months ended June 30, 2016 to $79.9 million as compared to $91.0 million for the six months ended June 30, 2015 as increased revenues from growth with existing clients were more than offset by lower revenue from the loss of a key client in 2015. Excluding the impact from the loss of a key client, net revenues would have increased during the same time frame.

Segment EBITDA decreased by $4.1 million, or 13.4%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, as the increased contribution associated with new and existing clients was more than offset by the loss of a key client in 2015.

Global Customer Engagement. Global Customer Engagement net revenues decreased by $4.5 million, or 2.2%, to $202.3 million for the six months ended June 30, 2016 as compared to $206.8 million for the six months ended June 30, 2015. On a currency consistent basis, net revenues increased $1.0 million as higher revenue from growth with our online partnerships in our revenue enhancement business was partially offset by lower net revenue from a change in deal structure with a client (which impacted our net revenue but had a limited impact on Segment EBITDA). Net revenues declined $5.5 million from the unfavorable impact of foreign exchange.

Segment EBITDA increased $13.7 million, or 57.1%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 as the lower net revenues of $4.5 million were more than offset by lower marketing and commissions of $6.8 million, lower operating costs of $6.0 million and lower general and administrative costs of $5.4 million. The lower marketing and commissions were primarily attributable to the timing of campaign launches and the favorable impact of foreign exchange. The lower operating costs were primarily related to lower product and servicing costs and the favorable impact of foreign exchange. The lower general and administrative costs were primarily due to lower employee related costs and the favorable impact of foreign exchange.

Insurance Solutions. Insurance Solutions net revenues decreased by $6.0 million, or 5.1%, to $112.7 million for the six months ended June 30, 2016 as compared to $118.7 million for the six months ended June 30, 2015. Net revenues decreased as the impact from lower average supplemental insureds was partially offset by an increase in the average revenue per supplemental insured.

Segment EBITDA increased by $1.7 million, or 4.6%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 as the impact of lower net revenues of $6.0 million was more than offset by lower operating expenses of $7.7 million, primarily from reduced marketing and commissions and lower employee related costs.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $76.9 million, or 42.4%, to $104.6 million for the six months ended June 30, 2016 as compared to $181.5 million for the six months ended June 30, 2015.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $0.6 million.

Segment EBITDA decreased by $14.4 million, or 37.0%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Segment EBITDA decreased as the impact of the lower net revenues of $76.9 million was partially offset by lower marketing and commissions expense of $38.4 million and lower operating costs of $23.0 million. The lower marketing and commissions expense was primarily the result of our decision in the latter part of 2015 to terminate certain marketing channels resulting in lower marketing spend. The lower operating costs are the result of lower product and servicing costs related to the lower revenue.

Corporate

Corporate costs now also include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs increased by $2.8 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily from higher stock compensation costs and expenses for employee incentive awards principally due to favorable adjustments recorded in the first quarter of 2015.

Financial Condition, Liquidity and Capital Resources

Financial Condition—June 30, 2016 and December 31, 2015

	June 30,	December 31,	Increase
	2016	2015	(Decrease)
	(in millions)
Total assets	$775.0	$829.0	$(54.0)
Total liabilities	2,315.2	2,374.9	(59.7)
Total deficit	(1,540.2)	(1,545.9)	5.7

Total assets decreased by $54.0 million principally due to (i) a decrease in other current assets of $22.6 million, principally due to a reduction in gift card inventory levels and a reduction in gift card prepayments to vendors and (ii) a decrease in property and equipment, net of $12.7 million, primarily due to depreciation expense of $21.8 million partially offset by additions of $11.8 million.

Total liabilities decreased by $59.7 million, principally due to (i) a decrease in accounts payable and accrued expenses of $36.0 million due to lower gift card prepayments by marketing partners and lower payroll-related accruals, and (ii) a decrease in long-term debt of $14.3 million, principally due to payments of $4.0 million and amortization of the carrying value adjustment related to the continuing debt held by participants in the 2015 Exchange Offers and 2015 Rights Offering of $17.4 million, partially offset by additional debt of $3.9 million related to PIK interest and amortization of deferred financing costs of $2.9 million.

Total deficit decreased by $5.7 million, due to net income of $10.3 million, partially offset by currency translation adjustment of $4.4 million.

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

On each of May 14, 2015 and November 13, 2015, the Company loaned $1.9 million to Affinion Holdings to be utilized by Affinion Holdings to make interest payments on its 11.625% senior notes due 2015.

Cash Flows—Six Months Ended June 30, 2016 and 2015

At June 30, 2016, we had $44.3 million of cash and cash equivalents on hand, a decrease of $11.4 million from $55.7 million at June 30, 2015. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Six Months Ended June 30,
	2016	2015	Change
	(in millions)
Cash provided by (used in):
Operating activities	$9.6	$(6.0)	$15.6
Investing activities	(11.4)	(13.8)	2.4
Financing activities	(4.2)	48.0	(52.2)
Effect of exchange rate changes	(0.9)	(0.5)	(0.4)
Net change in cash and cash equivalents	$(6.9)	$27.7	$(34.6)

Operating Activities

During the six months ended June 30, 2016, we generated $15.6 million more cash from operating activities than during the six months ended June 30, 2015. Segment EBITDA decreased $5.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Several working capital changes contributed to the increased cash from operating activities as lower interest payments of $24.0 million, primarily from the 2015 Exchange Offers and 2015 Rights Offering, were partially offset by payments totaling $5.8 million incurred in 2016 for customer refunds under the FCA settlement arrangement.

Investing Activities

We used $2.4 million less cash in investing activities during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. During the six months ended June 30, 2016, we used $11.7 million for capital expenditures. During the six months ended June 30, 2015, we used $15.2 million for capital expenditures and received $1.5 million in connection with the sale of an investment.

Financing Activities

We used $52.2 million more cash in financing activities during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. During the six months ended June 30, 2016, we made principal payments on our debt of $4.0 million. During the six months ended June 30, 2015, we had net borrowings under Affinion’s revolving credit facility of $54.0 million and made principal payments on our debt of $4.1 million.

Credit Facilities and Long-Term Debt

General

As a result of the Apollo Transactions, we became a highly leveraged company, and we continue to be a highly leveraged company. As of June 30, 2016, we had approximately $1.8 billion in indebtedness.

At June 30, 2016, on a consolidated basis, Affinion had $757.6 million outstanding under Affinion’s first lien term loan ($772.2 million, including carrying value adjustment), $425.0 million outstanding under Affinion’s second lien term loan ($427.6 million including carrying value adjustment), $475.0 million outstanding under Affinion’s 2010 senior notes ($519.7 million including discount and carrying value adjustment), $22.6 million outstanding under Affinion’s 2013 senior subordinated notes and $113.9 million outstanding under the International Notes ($131.9 million including carrying value adjustment). At June 30, 2016, there were no borrowings outstanding under Affinion’s revolving credit facility and Affinion had $69.2 million available under the revolving credit facility after giving effect to the issuance of $10.8 million of letters of credit.

As of June 30, 2016, Affinion’s senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and the International Notes contained various restrictive covenants that apply to Affinion. As of June 30, 2016, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements. In connection with the 2015 Exchange Offers, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions from the indenture governing the Investments senior subordinated notes and the note agreement governing Affinion’s 2013 senior subordinated notes.

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

Affinion’s revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. Affinion’s first lien term loan facility matures in April 2018 and Affinion’s second lien term loan facility matures in October 2018. Affinion’s first lien term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. Affinion’s second lien term loan facility does not provide for quarterly amortization payments. Affinion’s senior secured credit facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to Affinion’s first lien term loan and revolving loans under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Affinion’s second lien term loan under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 6.00%. The weighted average interest rate on the first lien term loan for the six months ended June 30, 2016 and 2015 was 6.75%. The weighted average interest rate on the second lien term loan for the six months ended June 30, 2016 and 2015 was 8.50%. The weighted average interest rate on revolving credit facility borrowings for the six months ended June 30, 2016 and 2015 was 7.8% and 7.2%, respectively. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all of Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates.  Affinion’s senior secured credit facility also requires Affinion to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined in Affinion’s senior secured credit facility) to EBITDA (as defined in Affinion’s senior secured credit facility) of 4.25:1.00. A portion of the April 2010 proceeds of the term loan under Affinion’s senior secured credit facility were utilized to repay the outstanding balance of its then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

Affinion’s 2010 Senior Notes

On November 19, 2010, Affinion completed a private offering of $475.0 million aggregate principal amount of Affinion’s 2010 senior notes providing net proceeds of $471.5 million. Affinion’s 2010 senior notes bear interest at 7.875% per annum payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2011. Affinion’s 2010 senior notes will mature on December 15, 2018. Affinion’s 2010 senior notes are redeemable at Affinion’s option prior to maturity. The indenture governing Affinion’s 2010 senior notes contains negative covenants which restrict the ability of Affinion and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion’s obligations under Affinion’s 2010 senior notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under Affinion’s senior secured credit facility (other than Affinion Investments and Affinion Investments II). Affinion’s 2010 senior notes and guarantees thereof are senior unsecured obligations of Affinion and rank equally with all of Affinion’s and the guarantors’ existing and future senior indebtedness and senior to Affinion’s and the guarantors’ existing and future subordinated indebtedness. Affinion’s 2010 senior notes are therefore effectively subordinated to Affinion’s and the guarantors’ existing and future secured indebtedness, including Affinion’s obligations under Affinion’s senior secured credit facility, to the extent of the value of the collateral securing such indebtedness. Affinion’s 2010 senior notes are structurally subordinated to all indebtedness and other obligations of each of Affinion’s existing and future subsidiaries that are not guarantors, including the Investments senior subordinated notes. On August 24, 2011, pursuant to the registration rights agreement entered into in connection with the issuance of Affinion’s 2010 senior notes, Affinion completed a registered exchange offer and exchanged all of Affinion’s then-outstanding 2010 senior notes for a like principal amount of Affinion’s 2010 senior notes that have been registered under the Securities Act.

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

International Notes

The International Notes bear interest at 7.5% per annum, of which 3.5% per annum will be payable in cash (“International Cash Interest”) and 4.0% per annum will be payable by increasing the principal amount of the outstanding International Notes or by issuing International Notes (“International PIK Interest”); provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely as International PIK Interest. Interest on the International Notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes will mature on July 30, 2018. The International Notes are redeemable at Affinion International’s option prior to maturity. The indenture governing the International Notes contains negative covenants which restrict the ability of Affinion International, Affinion and their respective restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion International’s obligations under the International Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II, and additionally including (such additional guarantors, the “Foreign Guarantors”) Affinion International Limited, Affinion International Travel HoldCo Limited, Webloyalty International Limited, Loyalty Ventures Limited, Bassae Holding B.V., Webloyalty Holdings Coöperatief U.A. and Webloyalty International S.à r.l.). The International Notes and guarantees thereof are unsecured senior obligations of Affinion International’s and rank equally with all of Affinion International’s and the guarantors’ existing and future senior indebtedness and senior to Affinion International’s and the guarantors’ existing and future subordinated indebtedness.

Covenant Compliance

Our senior secured credit facility and the indentures that govern Affinion’s 2010 senior notes and the International Notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our senior secured credit facility requires us to maintain a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our senior secured credit facility (senior secured debt, as defined, to Adjusted EBITDA, as defined) must be equal to or less than 4.25 to 1.0 at June 30, 2016. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indenture governing Affinion’s 2010 senior notes, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. The indenture governing the International Notes contains covenants that, among other things, limit Affinion’s ability and the ability of its restricted subsidiaries to make certain asset sales or create liens. As of June 30, 2016, Affinion was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Affinion International and its subsidiaries and the Foreign Guarantors and their subsidiaries had combined net revenues and EBITDA of $73.5 million and $17.8 million, respectively for the three months ended June 30, 2016, which represented 30.1% and 36.5% of Affinion Group’s total net revenues and EBITDA, respectively, for the three months ended June 30, 2016, compared to combined net revenues and EBITDA of $82.9 million and $8.2 million, respectively for the three months ended June 30, 2015. Net revenues decreased $7.5 million on a currency consistent basis primarily due to a change in deal structure with a client (which impacted our net revenue but had a limited impact on Segment EBITDA) and the lower revenue due to attrition in our International credit card protection business, which more than offset higher revenue from growth with our online partnerships. In addition, revenue decreased by the unfavorable impact from foreign exchange of $1.9 million. EBITDA increased for the three months ended June 30, 2016 as the lower net revenue of $9.4 million was more than offset by lower marketing and commissions, lower operating costs and lower general and administrative expenses. The lower marketing and commissions were primarily attributable to the timing of campaign launches. The lower operating costs were primarily related to lower product and servicing costs. The lower general and administrative expenses were primarily related to lower employee-related costs. The only reconciliation item between EBITDA of Affinion International and its subsidiaries and of the Foreign Guarantors and their subsidiaries of $17.8 million and the income from operations of Affinion International and its subsidiaries and of the Foreign Guarantors and their subsidiaries of $13.0 million is depreciation and amortization of $4.8 million.

At June 30, 2016, the Foreign Subsidiaries of Affinion (as defined in the indenture governing Affinion’s 2010 senior notes) had Indebtedness (as defined in the indenture governing the International Notes) of $307.0 million, of which $172.9 million was owed to Affinion and its Restricted Subsidiaries (other than Foreign Subsidiaries), $132.4 million was owed to unrelated third parties and $1.7 million represented letters of credit. At March 31, 2016, the Foreign Subsidiaries of Affinion had Indebtedness of $299.6 million, of which $167.3 million was owed to Affinion and its Restricted Subsidiaries (other than Foreign Subsidiaries), $130.6 million was owed to unrelated third parties and $1.7 million represented letters of credit. The previously reported amount for Indebtedness of Foreign Subsidiaries of Affinion at March 31, 2016 of $433.7 million incorrectly included $134.1 million of intercompany and third-party liabilities that did not represent Indebtedness.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended June 30, 2016 to Adjusted EBITDA.

For the Twelve
Months Ended
June 30, 2016 (a)
(in millions)
Net cash provided by operating activities	$29.7
Interest expense, net	136.1
Income tax expense	6.8
Amortization of debt discount, financing costs and carrying value adjustment	15.7
Provision for loss on accounts receivable	4.3
Deferred income taxes	(1.2)
Changes in assets and liabilities	26.4
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings (b)	26.2
Other, net (c)	20.5
Adjusted EBITDA, excluding pro forma adjustments (d)	264.5
Effect of the pro forma adjustments (e)	8.9
Adjusted EBITDA, including pro forma adjustments (f)	$273.4

(a)

Represents consolidated financial data for the year ended December 31, 2015, minus consolidated financial data for the six months ended June 30, 2015, plus consolidated financial data for the six months ended June 30, 2016.

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

(d)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on July 1, 2015 in calculating the Adjusted EBITDA under Affinion’s senior secured credit facility and the indenture governing Affinion’s 2010 senior notes.

(e)	Gives effect to the projected annualized benefits of the restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on July 1, 2015.
(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group, Inc. for the twelve months ended June 30, 2016 to Adjusted EBITDA as required by our senior secured credit facility and the indenture governing our 2010 senior notes.

For the Twelve
Months Ended
June 30, 2016 (a)
(in millions)
Net income attributable to Affinion Group, Inc.	$22.3
Interest expense, net	136.1
Income tax expense	6.8
Non-controlling interest	0.5
Other income, net	(0.6)
Gain on extinguishment of debt	(115.8)
Depreciation and amortization	70.0
Effect of purchase accounting, reorganizations and non-recurring revenues and gains (b)	0.2
Certain legal costs (c)	12.6
Net cost savings (d)	13.4
Other, net (e)	119.0
Adjusted EBITDA, excluding pro forma adjustments (f)	264.5
Effect of the pro forma adjustments (g)	8.9
Adjusted EBITDA, including pro forma adjustments (h)	$273.4
Senior secured leverage ratio (i)	2.66
Fixed charge coverage ratio (j)	2.10

(a)

Represents consolidated financial data for the year ended December 31, 2015, minus consolidated financial data for the six months ended June 30, 2015, plus consolidated financial data for the six months ended June 30, 2016.

(b)	Eliminates the effect of purchase accounting related to the Apollo Transactions.
(c)	Represents the elimination of legal costs for certain legal matters.
(d)	Represents the elimination of costs associated with severance incurred.
(e)

Eliminates (i) the impairment charge related to the goodwill and intangible assets of the former Membership Products segment of $93.2 million, (ii) net changes in certain reserves, (iii) share-based compensation expense, (iv) foreign currency gains and losses related to unusual, non-recurring intercompany transactions, (v) costs associated with certain strategic and corporate development activities, including business optimization, (vi) reversal of accrued consulting fees payable to Apollo, (vii) facility exit costs, and (viii) debt refinancing expenses.

(f)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on July 1, 2015 in calculating the Adjusted EBITDA under Affinion’s senior secured credit facility and the indenture governing Affinion’s 2010 senior notes.

(g)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on July 1, 2015.
(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (g) above.
(i)

The senior secured leverage ratio is defined in our amended and restated senior secured credit facility, as amended on May 20, 2014 (senior secured debt, as defined, to Adjusted EBITDA, as defined). The senior secured leverage ratio must be equal to or less than 4.25 to 1.0 at June 30, 2016.

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

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. We believe that the estimates, assumptions and judgments involved in the accounting policies related to revenue recognition, accounting for marketing costs, stock-based compensation, valuation of goodwill and intangible assets, and valuation of tax assets and liabilities could potentially affect our reported results and as such, we consider these to be our critical accounting policies. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. However, certain events outside our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. We believe that the estimates and assumptions used when preparing our unaudited condensed consolidated financial statements were the most appropriate at the time. Significant estimates include accounting for profit sharing receivables from insurance carriers, accruals and income tax valuation allowances, litigation accruals, estimated fair value of stock based compensation, estimated fair values of assets and liabilities acquired in business combinations and estimated fair values of financial instruments. In addition, we refer you to our audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2015, for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative instruments for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of June 30, 2016 (dollars are in millions unless otherwise indicated):

								Fair Value At
						2021 and		June 30,
	2016	2017	2018	2019	2020	Thereafter	Total	2016
	(in millions)
Fixed rate debt	$—	$—	$622.1	$—	$—	$—	$622.1	$324.3
Average interest rate	8.01%	8.01%	7.97%
Variable rate debt	$3.9	$7.8	$1,170.9	$—	$—	$—	$1,182.6	$1,001.3
Average interest rate (a)	7.38%	7.38%	7.68%

(a)	Average interest rate is based on rates in effect at June 30, 2016.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At June 30, 2016, the Company had in place contracts to sell EUR 10.0 million and receive $11.1 million and to sell GBP 13.9 million and receive $18.5 million.

During the three and six months ended June 30, 2016, the Company recognized a realized gain on the forward contracts of $1.4 million and $1.9 million, respectively. During the three and six months ended June 30, 2015, the Company recognized a realized loss on the forward contracts of $1.6 million and a realized gain on the forward contracts of $2.7 million, respectively. As of June 30, 2016, the Company had a de minimis unrealized loss on the foreign currency forward contracts.

At June 30, 2016, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

None.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1*	Supplemental Indenture No.7, dated as of July 14, 2016, by and among Incentive Networks LLC, Affinion Group, Inc. and Wells Fargo, National Association, as Trustee.

4.2*	Supplemental Indenture No.1, dated as of July 14, 2016, by and among Incentive Networks LLC, Affinion International Holdings Limited and Wilmington Trust, National Association, as Trustee.

10.1*	Agreement and General Release, dated as of July 5, 2016, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Sloane Levy.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINION GROUP, INC.
Date:	July 27, 2016	By:	/S/ Gregory S. Miller
Gregory S. Miller
Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

4.1*	Supplemental Indenture No.7, dated as of July 14, 2016, by and among Incentive Networks LLC, Affinion Group, Inc. and Wells Fargo, National Association, as Trustee.

4.2*	Supplemental Indenture No.1, dated as of July 14, 2016, by and among Incentive Networks LLC, Affinion International Holdings Limited and Wilmington Trust, National Association, as Trustee.

10.1*	Agreement and General Release, dated as of July 5, 2016, by and among Affinion Group Holdings, Inc., Affinion Group, Inc. and Sloane Levy.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Taxonomy Extension Label Linkbase

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.