Form 10-Q
period 2016-09-30
Affinion Group, Inc.
filed 2016-10-27
CIK 1361394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 26, 2016 was 100.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(In millions, except share amounts)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$61.6	$51.2
Restricted cash	26.9	29.2
Receivables (net of allowances for doubtful accounts of $3.1 and $3.1, respectively)	116.6	114.0
Profit-sharing receivables from insurance carriers	24.9	19.9
Prepaid commissions	30.1	38.4
Other current assets	73.8	85.6
Total current assets	333.9	338.3
Property and equipment, net	108.3	119.5
Contract rights and list fees, net	15.9	16.6
Goodwill	222.2	225.8
Other intangibles, net	45.6	55.0
Receivables from related parties	28.9	28.9
Other non-current assets	46.4	44.9
Total assets	$801.2	$829.0

Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$7.8	$7.8
Accounts payable and accrued expenses	332.8	346.0
Payables to related parties	14.7	10.3
Deferred revenue	61.0	69.3
Income taxes payable	3.0	2.4
Total current liabilities	419.3	435.8
Long-term debt	1,844.8	1,868.4
Deferred income taxes	39.2	35.9
Deferred revenue	5.5	7.7
Other long-term liabilities	26.3	27.1
Total liabilities	2,335.1	2,374.9
Commitments and contingencies

Deficit:
Common stock and additional paid-in capital, $0.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding	210.4	210.4
Accumulated deficit	(1,733.2)	(1,750.8)
Accumulated other comprehensive income	(12.0)	(6.2)
Total Affinion Group, Inc. deficit	(1,534.8)	(1,546.6)
Non-controlling interest in subsidiary	0.9	0.7
Total deficit	(1,533.9)	(1,545.9)
Total liabilities and deficit	$801.2	$829.0

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Net revenues	$238.1	$291.3	$737.0	$888.6
Expenses:
Cost of revenues, exclusive of depreciation
and amortization shown separately below:
Marketing and commissions	81.6	104.7	254.4	331.4
Operating costs	78.5	95.1	248.0	298.1
General and administrative	27.1	29.3	87.1	93.1
Facility exit costs	0.1	0.1	0.1	1.2
Depreciation and amortization	13.7	23.7	41.9	71.7
Total expenses	201.0	252.9	631.5	795.5
Income from operations	37.1	38.4	105.5	93.1
Interest income	0.2	1.9	0.8	2.3
Interest expense	(27.8)	(47.8)	(82.5)	(142.3)
Other income, net	—	0.6	—	1.2
Income (loss) before income taxes and non-controlling interest	9.5	(6.9)	23.8	(45.7)
Income tax expense	(1.7)	(1.1)	(5.7)	(4.2)
Net income (loss)	7.8	(8.0)	18.1	(49.9)
Less: net income attributable to non-controlling interest	(0.3)	(0.2)	(0.5)	(0.5)
Net income (loss) attributable to Affinion Group, Inc.	$7.5	$(8.2)	$17.6	$(50.4)

Net income (loss)	$7.8	$(8.0)	$18.1	$(49.9)
Currency translation adjustment, net of tax for all periods	(1.4)	(2.2)	(5.8)	(5.7)
Comprehensive income (loss)	6.4	(10.2)	12.3	(55.6)
Less: comprehensive income attributable to non-controlling interest	(0.3)	—	(0.5)	(0.2)
Comprehensive income (loss) attributable to Affinion Group, Inc.	$6.1	$(10.2)	$11.8	$(55.8)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In millions)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2016	$210.4	$(1,750.8)	$(6.2)	$0.7	$(1,545.9)
Net income (loss)	—	17.6	—	0.5	18.1
Currency translation adjustment	—	—	(5.8)	—	(5.8)
Dividend paid to non-controlling interest	—	—	—	(0.3)	(0.3)
Balance, September 30, 2016	$210.4	$(1,733.2)	$(12.0)	$0.9	$(1,533.9)

	Affinion Group, Inc. Deficit
	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Deficit
Balance, January 1, 2015	$102.6	$(1,720.8)	$1.2	$1.1	$(1,615.9)
Net income (loss)	—	(50.4)	—	0.5	(49.9)
Currency translation adjustment	—	—	(5.4)	(0.3)	(5.7)
Balance, September 30, 2015	$102.6	$(1,771.2)	$(4.2)	$1.3	$(1,671.5)

See accompanying notes to the unaudited condensed consolidated financial statements.

AFFINION GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In millions)

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
Operating Activities
Net income (loss)	$18.1	$(49.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41.9	71.7
Amortization of debt discount and financing costs	4.5	7.0
Provision for (recovery of) accounts receivable loss provided for	0.2	(5.5)
Facility exit costs	0.1	1.2
Amortization of carrying value adjustment	(26.2)	−−
Share-based compensation	2.8	1.4
Deferred income taxes	1.8	1.5
Net change in assets and liabilities:
Restricted cash	(0.1)	4.1
Receivables	(4.4)	8.7
Receivables from related parties	−−	4.0
Profit-sharing receivables from insurance carriers	(5.0)	4.3
Prepaid commissions	7.8	1.2
Other current assets	10.3	(18.8)
Contract rights and list fees	0.6	(0.4)
Other non-current assets	0.2	(13.3)
Accounts payable and accrued expenses	(4.0)	(7.8)
Payables to related parties	1.7	(0.8)
Deferred revenue	(9.2)	(6.3)
Income taxes receivable and payable	0.3	(0.5)
Other long-term liabilities	(1.6)	(5.7)
Other, net	0.6	3.2
Net cash provided by (used in) operating activities	40.4	(0.7)
Investing Activities
Capital expenditures	(24.3)	(23.3)
Restricted cash	1.5	(1.1)
Proceeds from sale of investment	−−	1.5
Net cash used in investing activities	(22.8)	(22.9)
Financing Activities
Borrowings under revolving credit facility, net	−−	61.0
Principal payments on borrowings	(5.8)	(6.6)
Dividend paid to non-controlling interest	(0.3)	−−
Receivables from and payables to parent company	−−	(1.9)
Net cash provided by (used in) financing activities	(6.1)	52.5
Effect of changes in exchange rates on cash and cash equivalents	(1.1)	(1.2)
Net increase in cash and cash equivalents	10.4	27.7
Cash and cash equivalents, beginning of period	51.2	28.0
Cash and cash equivalents, end of period	$61.6	$55.7
Supplemental Disclosure of Cash Flow Information:
Interest payments	$90.3	$138.0
Income tax payments, net of refunds	$3.6	$2.6
Non-cash investing and financing activities:
Accrued capital expenditures	$0.9	$0.4
Payment of in-kind interest	$3.9	$ −−

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The fundamental principles of the guidance are that companies should recognize revenue in a manner that reflects the timing of transfer of goods and services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The guidance establishes a five-step approach for the recognition of revenue. In addition, the guidance will also require significantly expanded disclosures about revenue recognition. In July 2015, the FASB issued a new standard that, for public entities, defers the effective date of the standard on revenue from contracts with customers by one year, to annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Entities have the option of using either a full retrospective or modified retrospective approach and early application is not permitted, other than entities may earlier adopt the new guidance as of the originally proposed effective date, which was for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The Company is in the process of performing an evaluation of the impact of the new guidance.

On August 27, 2014, the FASB issued an Accounting Standards Update (“ASU”) that provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the financial statements (or within one year after the date on which the financial statements were available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.”  The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is in the process of performing an evaluation of the impact of the new guidance.

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

On August 26, 2016, the FASB issued ASU 2016-15, which addresses eight specific cash flow issues, including presentation of debt prepayments or debt extinguishment costs, with the objective of reducing the existing diversity in practice. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. When adopted, the new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of:

	September 30, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$934.4	$(932.0)	$2.4
Affinity relationships	638.3	(604.0)	34.3
Proprietary databases and systems	59.7	(58.0)	1.7
Trademarks and tradenames	28.4	(21.5)	6.9
Patents and technology	47.6	(47.4)	0.2
Covenants not to compete	2.5	(2.4)	0.1
	$1,710.9	$(1,665.3)	$45.6

	December 31, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(in millions)
Amortizable intangible assets:
Member relationships	$936.9	$(933.8)	$3.1
Affinity relationships	639.3	(598.6)	40.7
Proprietary databases and systems	59.7	(57.7)	2.0
Trademarks and tradenames	28.7	(20.8)	7.9
Patents and technology	47.6	(46.5)	1.1
Covenants not to compete	2.5	(2.3)	0.2
	$1,714.7	$(1,659.7)	$55.0

Foreign currency translation resulted in a decrease in intangible assets and accumulated amortization of $3.7 million and $3.7 million, respectively, from December 31, 2015 to September 30, 2016.

Amortization expense relating to intangible assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(in millions)
Amortizable intangible assets:
Member relationships	$0.2	$1.4	$0.7	$3.4
Affinity relationships	2.2	9.5	6.6	29.2
Proprietary databases and systems	0.1	0.1	0.3	0.3
Trademarks and tradenames	0.3	0.5	0.9	1.8
Patents and technology	0.3	0.4	0.9	2.0
Covenants not to compete	0.1	0.1	0.1	0.2
	$3.2	$12.0	$9.5	$36.9

Based on the Company’s amortizable intangible assets as of September 30, 2016, the Company expects the related amortization expense for fiscal year 2016 and the four succeeding fiscal years to be approximately $12.5 million in 2016, $8.3 million in 2017, $7.4 million in 2018, $6.2 million in 2019 and $5.7 million in 2020.

At January 1, 2016 and September 30, 2016, the Company had gross goodwill of $654.7 million and $651.2 million, respectively, and accumulated impairment losses of $429.0 million at both dates. The accumulated impairment losses represent the $15.5 million impairment loss recognized in 2006 impairing all of the goodwill assigned to the Global Loyalty segment (previously included in the Global Loyalty Products segment) related to the Apollo Transactions, the $31.5 million impairment loss recognized in 2012 impairing all of the goodwill assigned in connection with the acquisition of Prospectiv Direct, Inc. included in the Legacy Membership and Package segment (previously included in the Membership Products segment) and the $292.4 million and the $89.6 million impairment losses recognized in 2014 and 2015, respectively, impairing all of the goodwill assigned to the former Membership Products segment, which has been allocated to the Legacy Membership and Package segment.

The changes in the Company’s carrying amount of goodwill for the year ended December 31, 2015 and the nine months ended September 30, 2016 are as follows:

	Balance at				Balance at		Balance at
	January 1,			Currency	December 31,	Currency	September 30,
	2015	Acquisition	Impairment	Translation	2015	Translation	2016
	(in millions)

Global Loyalty	$106.2	$(0.2)	$-	$(0.9)	$105.1	$0.2	$105.3
Global Customer Engagement	68.1	—	—	(5.7)	62.4	(3.8)	58.6
Insurance Solutions	58.3	—	—	—	58.3	—	58.3
Legacy Membership and Package	89.6	—	(89.6)	—	-	—	—
Total	$322.2	$(0.2)	$(89.6)	$(6.6)	$225.8	$(3.6)	$222.2

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

During the fourth quarter of 2015, the Company reflected these assumptions for the former Membership Products segment in its annual test for goodwill impairment as of December 1. Based on the impairment test, which utilized a combination of the income and market approaches and incorporated assumptions that the Company believes marketplace participants would utilize to determine the fair value of the former Membership Products segment, the Company recorded an impairment loss during the fourth quarter of 2015 of $89.6 million, representing all of the remaining goodwill ascribed to the former Membership Products segment.

3. CONTRACT RIGHTS AND LIST FEES, NET

Contract rights and list fees consisted of:

	September 30, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)

Contract rights	$50.1	$(50.1)	$-	$56.5	$(56.4)	$0.1
List fees	60.0	(44.1)	15.9	57.0	(40.5)	16.5
	$110.1	$(94.2)	$15.9	$113.5	$(96.9)	$16.6

Amortization expense for the three and nine months ended September 30, 2016 was $1.3 million and $3.8 million, respectively, of which $1.2 million and $3.6 million, respectively, is included in marketing expense and $0.1 million and $0.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income (loss). Amortization expense for the three and nine months ended September 30, 2015 was $1.3 million and $4.0 million, respectively, of which $1.3 million and $3.8 million, respectively, is included in marketing expense and less than $0.1 million and $0.2 million, respectively, is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive income (loss). Based on the Company’s contract rights and list fees as of September 30, 2016, the Company expects the related amortization expense for fiscal year 2016 and the four succeeding fiscal years to be approximately $4.9 million in 2016, $3.9 million in 2017, $3.2 million in 2018, $2.5 million in 2019 and $2.0 million in 2020.

4. LONG-TERM DEBT

Long-term debt consisted of:

	September 30,	December 31,
	2016	2015
	(in millions)
First-lien term loan due 2018	$755.6	$761.4
Second-lien term loan due 2018	425.0	425.0
Revolving credit facility, expiring in 2018	—	—
7.875% senior notes due 2018, net of unamortized discount of $0.5 million and $0.6 million, respectively, with an effective interest rate
of 8.31%	474.5	474.4
7.5% cash/PIK senior notes due 2018,
with an effective interest rate of 7.39%	113.9	110.0
13.50% senior subordinated notes due 2018, with an
effective interest rate of 14.31%	22.6	22.6
Capital lease obligations	—	0.1
Adjustment to carrying value of debt	71.6	97.8
Total debt	1,863.2	1,891.3
Less: current portion of long-term debt	(7.8)	(7.8)
Less: unamortized deferred financing costs	(10.6)	(15.1)
Long-term debt	$1,844.8	$1,868.4

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

The revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. The First Lien Term Loan facility matures in April 2018 and the Second Lien Term Loan facility matures in October 2018. The First Lien Term Loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. The Second Lien Term Loan facility does not provide for quarterly amortization payments. The Affinion Credit Facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to First Lien Term Loans and revolving loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%

(“ABR”), in each case plus 4.25%. The interest rates with respect to Second Lien Term Loans under the amended Affinion Credit Facility are based on, at the Company’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 6.00%. The weighted average interest rate on the First Lien Term Loan for each of the three and nine month periods ended September 30, 2016 and 2015 was 6.75% and the weighted average interest rate on the Second Lien Term Loan for each of the three and nine month periods ended September 30, 2016 and 2015 was 8.50%. The weighted average interest rate on revolving credit facility borrowings for the three months ended September 30, 2016 and 2015 was 7.8%, and 7.2%, respectively and for the nine months ended September 30, 2016 and 2015 was 7.8%, and 7.2%, respectively. The Company’s obligations under the credit facility are, and the Company’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of the Company’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. The Affinion Credit Facility is secured to the extent legally permissible by substantially all of the assets of (i) Affinion Holdings, which consists of a pledge of all the Company’s capital stock and (ii) the Company and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by the Company or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of the Company and each subsidiary guarantor, subject to certain exceptions. The Affinion Credit Facility also contains financial, affirmative and negative covenants. The negative covenants in the Affinion Credit Facility include, among other things, limitations (all of which are subject to certain exceptions) on the Company’s (and in certain cases, Affinion Holdings’) ability to: declare dividends and make other distributions, redeem or repurchase the Company’s capital stock; prepay, redeem or repurchase certain of the Company’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends; merge or enter into acquisitions; sell assets; and enter into transactions with affiliates. The Affinion Credit Facility also requires the Company to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined) to EBITDA (as defined) of 4.25:1.00.

As of September 30, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving credit facility. During the nine months ended September 30, 2016 and 2015, the Company had borrowings of $107.0 million and $81.0 million, respectively, under the revolving credit facility. During the nine months ended September 30, 2016 and 2015, the Company had repayments of $107.0 million and $20.0 million, respectively, under the revolving credit facility. As of September 30, 2016, the Company had $69.2 million available for borrowing under the Affinion Credit Facility after giving effect to the issuance of $10.8 million of letters of credit.

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

The adjustment to the carrying value of the debt is the net impact of the aforementioned transaction and represents an adjustment of the carrying value of the First Lien Term Loans, the Second Lien Term Loans, Affinion’s 2010 senior notes (defined below) and the International Notes of $103.3 million. This amount represents the interest to be paid in cash on the continuing debt instruments held by those who participated in the exchange but were not subject to the exchange itself through the scheduled maturity of those instruments. This amount, net of amortization, increases the carrying value of the Company’s recorded long term debt at September 30, 2016 and December 31, 2015 by $71.6 million and $97.8 million, respectively. Such amounts have been and will continue to be reduced in future years as scheduled interest is paid on those remaining instruments.

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

The amended Affinion Credit Facility and the indenture governing the 2010 senior notes both contain restrictive covenants related primarily to the Company’s ability to distribute dividends, redeem or repurchase capital stock, sell assets, issue additional debt or merge with or acquire other companies. Under the Affinion Credit Facility, payment of additional dividends requires the satisfaction of various conditions, including meeting defined leverage ratios and a defined fixed charge coverage ratio, and the total dividend paid cannot exceed a calculated amount of defined available free cash flow, or requires availability under specified baskets. The covenants in the Affinion Credit Facility also require compliance with a senior secured leverage ratio. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company did not pay any cash dividends to Affinion Holdings. The Company was in compliance with the covenants referred to above as of September 30, 2016. Payment under each of the debt agreements may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, covenant defaults (unless cured within applicable grace periods, if any), events of bankruptcy and, for the amended Affinion Credit Facility, a material breach of representation or warranty and a change of control.

5. INCOME TAXES

The Company is included as a member of Affinion Holdings’ consolidated federal income tax return and as a member of certain of Affinion Holdings’ unitary or combined state income tax returns. Income taxes are presented in the Company’s consolidated financial statements using the asset and liability approach based on the separate return method for the consolidated group. Under this method, current and deferred tax expense or benefit for the period is determined for the Company and its subsidiaries as a separate group on a standalone basis. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statements and income tax bases of assets and liabilities using currently enacted tax rates. Deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion, or all, of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the income tax provision, while increases to the valuation allowance result in additional income tax provision. The realization of deferred tax assets is primarily dependent on estimated future taxable income. As of September 30, 2016 and December 31, 2015, the Company has recorded a full valuation allowance for its U.S. federal net deferred tax assets. As of September 30, 2016 and December 31, 2015, the Company has also recorded valuation allowances against the deferred tax assets related to certain state and foreign tax jurisdictions.

The Company’s effective income tax rates for the three and nine months ended September 30, 2016 were 18.6% and 24.1%, respectively, and the Company’s effective income tax rates for the three and nine months ended September 30, 2015 were (16.4)% and (9.2)%, respectively. The difference in the effective tax rates for the three months ended September 30, 2016 and 2015 is primarily a result of the change from a loss before income taxes and non-controlling interest of $6.9 million for the three months ended September 30, 2015 to income before income taxes and non-controlling interests of $9.5 million for the three months ended September 30, 2016 and an increase in the income tax provision from $1.1 million for the three months ended September 30, 2015 to $1.7 million for the three months ended September 30, 2016. The difference in the effective tax rates for the nine months ended September 30, 2016 and 2015 is primarily a result of the change from a loss before income taxes and non-controlling interest of $45.7 million for the nine months ended September 30, 2015 to income before income taxes and non-controlling interests of $23.8 million for the nine months ended September 30, 2016 and an increase in the income tax provision from $4.2 million for the nine months ended September 30, 2015 to $5.7 million for the nine months ended September 30, 2016. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized less than $0.1 million and $0.2 million, respectively, of interest related to uncertain tax positions in the three and nine month periods ended September 30, 2016. The Company recognized less than $0.1 million and $0.2 million, respectively, of interest related to uncertain tax positions in the three and nine month periods ended September 30, 2015. The interest has been included in income tax expense for the current period. The Company’s gross unrecognized tax benefits for the nine months ended September 30, 2016 decreased by $1.5 million as a result of tax positions taken during the current period, which was offset by a valuation allowance.

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

On May 12, 2014, remaining Defendants in the consolidated cases filed answers in which they denied the material allegations of the consolidated amended complaint. On April 28, 2014, Plaintiffs filed a motion seeking interlocutory appellate review of portions of the court’s order of March 28, 2014. Briefing on the motion was completed on June 5, 2014. On March 26, 2015, the court denied Plaintiff’s motion for interlocutory appeal. On May 29, 2015, the court issued a scheduling order indicating that discovery was to commence immediately and be completed by December 31, 2015. On May 29, 2015, the court also set deadlines for dispositive motions, which were due February 29, 2016. If no dispositive motions were filed, a joint trial memorandum would be due by April 1, 2016, and jury selection would take place on May 3, 2016. If dispositive motions were filed, the joint trial memorandum would be due by October 3, 2016, and jury selection would take place on November 1, 2016. On June 16, 2015, the court set a schedule for class certification, with Plaintiffs’ motion for class certification due on September 15, 2015, and with briefing to be completed by November 30, 2015. Plaintiffs filed their motion for class certification on September 15, 2015, and Defendants filed an opposition brief on December 15, 2015. Plaintiffs filed a reply brief on December 22, 2015, and Defendants filed a sur-reply on December 29, 2015. On February 29, 2016, the Company filed a Motion for Summary Judgment on the individual claims of the remaining named Plaintiffs. Plaintiffs filed a response on March 21, 2016, and the Company filed its response on April 4, 2016. On August 23, 2016 the court granted Defendant’s motion for Summary Judgment as to all remaining claims against the Defendants.  Plaintiffs filed a notice of appeal on September 21, 2016.  No schedule has been set yet for the appeal.

On August 27, 2010, a class action lawsuit was filed against Webloyalty, one of its former clients and one of the credit card associations in the United States District Court for the District of Connecticut alleging, among other things, violations of the EFT, ECPA, unjust enrichment, civil theft, negligent misrepresentation, fraud and CUTPA violation (the “Connecticut Action”). This lawsuit relates to Webloyalty’s alleged conduct occurring on and after October 1, 2008. On November 1, 2010, the Defendants moved to dismiss the initial complaint, which Plaintiff then amended on November 19, 2010. On December 23, 2010, Webloyalty filed a second motion to dismiss this lawsuit. On May 15, 2014, the court heard oral argument on Plaintiff’s motion to strike the Company’s request for judicial notice of the Plaintiff’s membership enrollment documents filed in support of the Company’s second motion to dismiss. On July 17, 2014, the court denied Plaintiff’s motion to strike.  The court, at the same time, dismissed those claims grounded in fraud, but reserved until further proceedings the determination as to whether all of Plaintiff’s claims are grounded in fraud and whether those claims not grounded in fraud are dismissible.  The court permitted the Plaintiff until August 15, 2014 to amend his complaint and allowed the parties the opportunity to conduct limited discovery, to be completed by September 26, 2014, concerning the issues addressed in its dismissal order. All other discovery was stayed in the case. The July 17, 2014 order indicated that the court would set a further motion to dismiss briefing schedule following the conclusion of this limited discovery. The Plaintiff amended his complaint as scheduled, and the parties conducted limited discovery as ordered. After this limited discovery, the parties proposed a motion to dismiss briefing schedule calling for the Defendants to file their opening briefs on January 9, 2015. The Plaintiff filed his opposition brief on March 24, 2015, and on April 24, 2015, the Defendants filed their reply briefs in response to that opposition. On October 15, 2015, the court entered a judgment dismissing all of the Plaintiff’s claims with prejudice and without further leave to amend. On November 13, 2015, the Plaintiff filed a notice of appeal of the dismissal decision. Plaintiff’s opening appeals brief was filed on February 10, 2016. The Company’s answering brief was filed on April 15, 2016 and the Plaintiff filed a reply brief on May 11, 2016. The court held oral argument on September 14, 2016, but it has not yet issued a decision regarding Plaintiffs’ appeal.

On June 7, 2012, another class action lawsuit was filed in the U.S. District Court for the Southern District of California against Webloyalty that was factually similar to the Connecticut Action. The action claims that Webloyalty engaged in unlawful business practices in violation of California Business and Professional Code § 17200, et seq. and in violation of CUTPA. Both claims are based on allegations that in connection with enrollment and billing of the Plaintiff, Webloyalty charged Plaintiff’s credit or debit card using information obtained through a data pass process and without obtaining directly from Plaintiff his full account number, name, address, and contact information, as purportedly required under ROSCA. On September 25, 2012, Webloyalty filed a motion to dismiss the complaint in its entirety and the court scheduled a hearing on the motion for January 14, 2013. Webloyalty also sought judicial notice of the enrollment page and related enrollment and account documents. Plaintiff filed his opposition on December 12, 2012, and Webloyalty filed its reply submission on January 7, 2013. Thereafter, on January 10, 2013, the court cancelled the previously scheduled January 14, 2013 hearing and indicated that it would rule based on the parties’ written submissions without the need for a hearing. On August 28, 2013, the court sua sponte dismissed Plaintiff’s complaint without prejudice with leave to amend by September 30, 2013. The Plaintiff filed his amended complaint on September 30, 2013, adding purported claims under the ECPA and for unjust enrichment, money had and received, conversion, civil theft, and invasion of privacy. On December 2, 2013, the Company moved to dismiss Plaintiff’s amended complaint. Plaintiff responded to the motion on January 27, 2014. On February 6, 2014, the court indicated that it would review the submissions and issue a decision on Plaintiff’s motion without oral argument. On September 29, 2014, the court dismissed the Plaintiff’s claims on substantive grounds and/or statute of limitations grounds. The court allowed the

Plaintiff 28 days to file a motion demonstrating why a further amendment of the complaint was not futile. On October 27, 2014, the Plaintiff filed a motion for leave to amend the complaint and attached a proposed amended complaint. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying Plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice.  On July 10, 2015, Plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The Company responded to the motion on November 10, 2014. On June 22, 2015, the court entered a final order and judgment denying Plaintiff’s motion to amend, dismissing all federal claims with prejudice, and dismissing all state claims without prejudice. On July 10, 2015, Plaintiff filed a notice appealing the dismissal decision and denial of his request to further amend his complaint to the U.S. Court of Appeals for the Ninth Circuit. The Plaintiff filed his opening appeal brief on November 19, 2015, and the Company’s answering brief was filed on January 19, 2016. Plaintiff filed a reply brief on February 2, 2016. The court has not yet scheduled a hearing for this appeal.

On May 11, 2016, Kohl’s Department Stores, Inc. (“Kohl’s”) filed a third-party complaint against Trilegiant in the United States District Court for the Eastern District of Pennsylvania, alleging claims for indemnification, contribution and breach of contract. The third-party complaint arises in a case filed in the same court on February 13, 2015, in which a putative class action has been brought against Kohl’s and the issuer of Kohl’s credit cards alleging breach of the covenant of good faith and fair dealing and unjust enrichment. Kohl’s third-party complaint alleges that Trilegiant breached alleged obligations to Kohl’s under a marketing agreement between Trilegiant and Kohl’s through which a Trilegiant membership program was offered to Kohl’s credit card customers, including Trilegiant’s purported obligation under that agreement to indemnify Kohl’s and participate in its defense of the class action. Kohl’s third-party complaint seeks damages from Trilegiant, including amounts for which Kohl’s may be liable to the named plaintiffs or the putative class in the class action relating to their claims pertaining to Trilegiant’s membership program and Kohl’s costs, including attorney fees, of defending against such claims. On July 5, 2016, Trilegiant filed a motion to dismiss or, in the alternative, to stay Kohl’s third-party complaint. On September 2, 2016, Kohl’s filed an opposition to Trilegiant’s motion to dismiss. The parties have agreed to extend Trilegiant’s time to respond to Kohl’s to November 4, 2016 to discuss a possible settlement in this matter.  Nevertheless, we continue to defend ourselves vigorously against these claims.

Other Contingencies

From time to time, the Company receives inquiries from federal and state agencies which may include the FTC, the FCC, the CFPB, state attorneys general and other state regulatory agencies, including state insurance regulators. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings.

From time to time, our international operations also receive inquiries from consumer protection, insurance or data protection agencies. The Company responds to these matters and requests for documents, some of which may lead to further investigations and proceedings. On January 27, 2015, following voluntary discussions with the FCA, AIL, one of our UK subsidiaries, and 11 UK retail banks and credit card issuers, announced a proposed joint arrangement, which allows eligible consumers to make claims for compensation in relation to a discontinued benefit in one of AIL’s products. The proposed arrangement has been approved by a majority of those affected consumers who voted at a creditors’ meeting held on June 30, 2015, and has also been approved by the High Court in London at a hearing held on July 9, 2015.  The proposed arrangement, which will not result in the imposition of any fines on AIL or the Company, became effective on August 17, 2015 and eligible customers had until March 18, 2016 to claim compensation (in exceptional circumstances, they had until September 18, 2016). As of June 30, 2016, substantially all of the compensation to consumers had been paid and, based on the information currently available, the Company has recorded an estimated liability that represents any additional potential consumers’ refunds to be paid by the Company as part of such arrangement.

On April 18, 2014, Bank of America, N.A. (“Bank of America”) and FIA Card Services, N.A. (“FIA Card Services”) commenced an arbitration proceeding against Trilegiant and Affinion pursuant to the terms of the parties’ servicing agreements. In the arbitration proceeding, Bank of America asserted various causes of action and requests for monetary and other relief, including a demand for contractual indemnification of the losses and costs, including in particular customer refunds and reasonable attorneys’ fees that Bank of America incurred related to consent orders entered into by Bank of America with the Office of the Comptroller of the Currency on April 7, 2014 and with the CFPB on April 9, 2014. On May 16, 2014, Trilegiant commenced two separate arbitration proceedings against Bank of America, asserting that Bank of America breached the parties’ servicing agreements. On July 7, 2014, the parties agreed to stay one of the arbitrations initiated by Trilegiant and to dismiss the other arbitrations without prejudice, pending mediation. On September 22, 2014, Bank of America and Trilegiant participated in a mediation to attempt to resolve their outstanding disputes. The mediation process was ultimately unsuccessful in resolving the parties’ disputes.  As such, the parties resumed the arbitration process. The arbitration hearing commenced on October 12, 2015 and concluded on March 4, 2016. The parties submitted post-hearing memoranda in April 2016.

The arbitrator overseeing the foregoing arbitration proceeding denied Trilegiant’s claims, and denied Bank of America’s claims for indemnification related to the consent orders entered into with the OCC and CFPB, but awarded monetary damages to Bank of America and FIA Card Services in the amount of $ 4.3 million on other claims (unrelated to their indemnification claims) asserted by Bank of America in the arbitration proceeding.  Both parties filed motions for reconsideration by the arbitrator of portions of the award.  On October 24, 2016, the arbitrator denied both parties’ motions for reconsideration, but reduced the award of monetary damages from $4.3 million to $4.0 million due to a calculation error in the original award.  The arbitration is now closed.

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

On November 30, 2015, PNC Bank, N.A. (“PNC”) filed a pleading called a Praecipe for Writ of Summons (the “Writ”) in the Court of Common Pleas of Allegheny County, Pennsylvania, naming as defendants Trilegiant Corporation, Affinion Benefits Group, LLC, Affinion, and/or Affinion Holdings. The Writ does not include a complaint or any specific factual allegations, and does not allege any claims. However, based on a December 4, 2015 letter from PNC’s counsel, the Company understands that PNC may seek indemnification for (i) certain payments made to PNC customers and (ii) a civil money penalty assessed against PNC by the Office of the Comptroller of the Currency pursuant to consent orders dated October 6, 2014. If PNC files a complaint, Affinion intends to defend itself vigorously against any claims that PNC may assert. The parties participated in a non-binding mediation on September 13, 2016. The parties were unable to resolve their dispute in the mediation. However, they have agreed to continue discussions through the mediator regarding possible settlement.

On August 5, 2016, Citizens Bank, N.A. (“Citizens”) filed a complaint against Affinion Holdings, Affinion, Trilegiant, and Affinion Group, LLC (collectively, the “Defendants”)  in the United States District Court for the District of Rhode Island.  In the complaint, Citizens asserts various causes of action and requests for monetary relief, including a demand for contractual indemnification for customer refunds and attorneys’ fees that Citizens incurred related to a consent order entered into by Citizens with the Office of the Comptroller of the Currency on November 10, 2015 with respect to certain identity theft protection products offered to Citizens’ customers.  Defendants’ response to the complaint is due on November 18, 2016.

On August 18, 2016, Lion Receivables 2004 Trust (“Lion”) served Long Term Preferred Care, Inc. (“LTPC”), a subsidiary of Affinion Benefits Group, LLC, with a complaint (the “Lion Litigation”). LTPC’s filed its response to the complaint on October 24, 2016. In the complaint, Lion alleges that LTPC made certain inaccurate representations and warranties in the Commission Purchase Agreement, dated as of December 30, 2004, between LTPC and Lion. Lion seeks compensatory damages, pre-judgment and post-judgment interest, and attorneys’ fees. Pursuant to our purchase agreement with Cendant, the Cendant Entities (as defined in Note 8 to our unaudited condensed consolidated financial statements) have agreed to indemnify us for any liability relating to this matter.

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

Surety Bonds and Letters of Credit

In the ordinary course of business, the Company is required to provide surety bonds to various state authorities in order to operate its membership, insurance and travel agency programs. As of September 30, 2016, the Company provided guarantees for surety bonds totaling approximately $10.8 million and issued letters of credit totaling $12.1 million.

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

Generally, existing options for Class A Common Stock (as defined below) under the 2005 Plan have been converted into options for shares of Affinion Holdings’ Class C Common Stock, $0.01 par value per share (the “Class C Common Stock”), and Affinion Holdings’ Class D Common Stock, $0.01 par value per share (the “Class D Common Stock” and, together with the Class C Common Stock, the “Class C/D Common Stock”), and both the exercise price and the number of shares of Class C Common Stock and Class D Common Stock underlying such options have been adjusted.

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

On November 9, 2015, in conjunction with the 2015 Exchange Offers, the 2015 Consent Solicitations and the 2015 Rights Offering, Affinion Holdings effected the Reclassification (the “Reclassification” and, together with the 2015 Exchange Offers, the 2015 Consent Solicitations, the 2015 Rights Offering and the related transactions, the “2015 Transactions”) as follows. Immediately prior to the Reclassification, Affinion Holdings’ Series A Warrants (the “Series A Warrants”) were mandatorily cashlessly exercised for shares of Affinion Holdings’ then existing Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Affinion Holdings’ Series B Warrants (the “Series B Warrants”) were cancelled for no additional consideration. In addition, all issued and outstanding options under the Webloyalty 2005 Plan and the 2007 Plan were cancelled for no additional consideration. Stock options issued and outstanding under the 2005 Plan were not affected by the cancellation. In accordance with the Reclassification, Affinion Holdings’ Class A Common Stock was converted into shares of Affinion Holdings’ Class C/D Common Stock. Issued and outstanding options under the 2005 Plan were converted into options to acquire shares of Affinion Holdings’ Class C Common Stock and shares of Affinion Holdings’ Class D Common Stock. The number of shares of Class C/D Common Stock subject to the issued and outstanding options were adjusted based on the conversion ratio utilized for the conversion of the Class A Common Stock, and the exercise price was correspondingly adjusted.  As of September 30, 2016, there were outstanding options to acquire approximately 2,700 shares of Affinion Holdings’ Class C Common Stock and approximately 2,900 shares of Affinion Holdings’ Class D Common Stock. The weighted average exercise price of the outstanding options, all of which were vested at September 30, 2016, is $151.57 and the issued and outstanding options granted to employees have a weighted average contractual life of 7.5 years and the issued and outstanding options granted to directors have a weighted average contractual life of 4.5 years.

On November 9, 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which authorizes the Compensation Committee to grant stock options, restricted stock, RSUs and other equity-based awards. Under the 2015 Plan, 10% of the outstanding shares of common stock have been reserved for issuance pursuant to awards. On March 9, 2016, the Compensation Committee awarded 859,500 options to employees under the 2015 Plan, all of which are outstanding as of September 30, 2016, and the Compensation Committee awarded an additional 18,000 options during the third quarter of 2016.

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

Stock Options

During the three and nine months ended September 30, 2016 and 2015, there were no stock options granted to employees from the 2005 Plan. All options previously granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and nine months ended September 30, 2016 and 2015, there were no stock options granted to employees from the 2007 Plan. All options granted were granted with an exercise price equal to the estimated fair market value of a share of the underlying common stock on the date of grant.

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

During the three and nine months ended September 30, 2016 and 2015, there were no stock options granted to members of the Board of Directors. Generally, options granted to members of the Board of Directors fully vest on the date of grant and have an initial option term of 10 years. On March 28, 2014, the Company modified approximately 0.2 million of the outstanding options granted to members of the Board of Directors, adjusting the exercise price to $1.14 per common share and extending the contractual life of the modified options until April 1, 2024. On November 9, 2015, in conjunction with the Reclassification, all issued and outstanding options granted to members of the Board of Directors under the 2007 Plan were cancelled for no additional consideration.

During the three and nine months ended September 30, 2016, the Compensation Committee granted options to employees under the 2015 Plan to purchase 18,000 shares and approximately 860,000 shares, respectively, of Affinion Holdings’ Common Stock. The options have a contractual life of 10 years and vest ratably on each of the first four anniversaries of the grant date. The exercise price of the options is $13.97 per share, the grant date fair value of a share of Affinion Holdings’ Common Stock.

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

A summary of option activity for options to acquire shares of Class C/D Common Stock under the 2005 Plan for the nine months ended September 30, 2016 is presented below (number of options in thousands):

	2005 Plan	2005 Plan	2005 Plan
	Grants to	Grants to	Grants to	Grants to
	Employees -	Employees -	Employees -	Board of
	Tranche A	Tranche B	Tranche C	Directors

Outstanding options at January 1, 2016	7	3	3	2
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(5)	(2)	(2)	—
Outstanding options at September 30, 2016	2	1	1	2
Vested or expected to vest at September 30, 2016	2	1	1	2
Exercisable options at September 30, 2016	2	1	1	2
Weighted average remaining contractual term (in years)	—	—	—	—
Weighted average grant date fair value per option
granted in 2016	$-	$-	$-	$-
Weighted average exercise price of exercisable options
at September 30, 2016	$-	$-	$-	$-
Weighted average exercise price of outstanding options
at September 30, 2016	$-	$-	$-	$-

A summary of option activity for options to acquire shares of Common Stock granted under the 2015 Plan for the nine months ended September 30, 2016 is presented below (number of options in thousands):

Outstanding options at January 1, 2016	—
Granted	878
Exercised	—
Forfeited or expired	—
Outstanding options at September 30, 2016	878
Vested or expected to vest at September 30, 2016	878
Exercisable options at September 30, 2016	—
Weighted average remaining contractual term (in years)	9.4
Weighted average grant date fair value per option
granted in 2016	$9.35
Weighted average exercise price of exercisable options
at September 30, 2016	$-
Weighted average exercise price of outstanding options
at September 30, 2016	$13.97

Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2016 totaled $0.5 million and $1.1 million, respectively. Based on the estimated fair values of options granted, stock-based compensation expense for the three and nine months ended September 30, 2015 totaled $0.2 million and $1.1 million, respectively. As of September 30, 2016, there was $6.9 million of unrecognized compensation cost related to unvested stock options, which will be recognized over a weighted average period of approximately 1.9 years.

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

A summary of RSU activity under the 2007 Plan for the nine months ended September 30, 2016 is presented below (number of RSUs in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value

Outstanding restricted unvested awards at January 1, 2016	261	$1.14
Granted	—
Vested	(261)	1.14
Forfeited	—
Outstanding restricted unvested awards at September 30, 2016	—
Weighted average remaining contractual term (in years)	—

On March 25, 2016, each of the non-employee members of the Board of Directors was granted RSUs under the 2015 Plan as a component of their annual compensation. The RSUs vested 3/12ths as of the date of grant and an additional 1/12th vested on March 31, 2016 and 1/12th will vest on the last day of the next eight months, subject to the director’s continuing service on each vesting date. Subject to vesting, the RSUs granted to the non-employee directors will be settled in shares of Affinion Holdings’ common stock on the earlier to occur of a Change in Control (as defined in the 2015 Plan) and the third anniversary of the date of grant. In connection with the resignation of one of the directors, the RSUs awarded to the resigning director immediately vested. As these awards will be settled in shares of Affinion Holdings’ common stock, the Company has accounted for these RSUs as an equity award.

A summary of RSU activity under the 2015 Plan for the nine months ended September 30, 2016 is presented below (number of RSUs in thousands):

	Number of	Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value

Outstanding restricted unvested awards at January 1, 2016	—
Granted	20	$13.97
Vested	—
Forfeited	—
Outstanding restricted unvested awards at September 30, 2016	20	$13.97

Based on the estimated fair value of the RSUs granted, stock-based compensation expense for the three and nine months ended September 30, 2016 was $0.1 million and $0.3 million, respectively. Based on the estimated fair value of the RSUs granted, stock-based compensation expense for the three and nine months ended September 30, 2015 was $0.1 million and $0.3 million, respectively. As of September 30, 2016, there was $0.1 million of unrecognized compensation cost related to the remaining vesting period of RSUs granted under the 2015 Plan. This cost will be recorded in future periods as stock-based compensation expense over a weighted average period of approximately 0.3 years.

Incentive Awards

On April 1, 2014, the Compensation Committee of the Board approved the terms of the Affinion Group Holdings, Inc. 2014 Performance Incentive Award Program (the “2014 Performance Program”), an equity and cash incentive award program intended to foster retention of key employees of the Company. The awards to key employees consisted of performance incentive units (“PIUs”) and a cash incentive award (“CIA”) and the aggregate cash value of awarded PIUs and CIA comprise the Award Value. The number of PIUs awarded to a participant, which will be awarded from the 2007 Plan, will be equal to the quotient of (i) 50% of the Award Value divided by (ii) the fair market value per share of common stock as of the grant date, which was determined to be $1.14. The amount of the CIA granted to a participant was equal to 50% of the Award Value. Each of the two components of an award was subject to adjustment based on the achievement of performance goals. The awards were subject to certain performance and time-based vesting factors. The maximum number of PIUs and the maximum amount of the CIA into which a participant would be eligible to vest would be determined based on the achievement of certain overall corporate and business unit performance goals, as applicable, during the 2014 calendar year. A participant’s maximum amount of PIUs and the maximum amount of a participant’s CIA would vest in three substantially equal installments on March 15, 2015, 2016 and 2017, subject to that participant’s continued service with the Company on each applicable vesting date. Each PIU that would have vested on a vesting date would be settled for a share of common stock and for the portion of the CIA that vested on a vesting date the Company would have paid the participant an amount equal to the vested portion of the CIA. The aggregate award value granted to participants under the 2014 Performance Program was approximately $9.6 million, subject to adjustment as described above. In March 2015, the Compensation Committee determined that the performance goals established under the 2014 Performance Program had not been achieved and therefore the PIUs and CIA were not eligible to vest and were terminated. During the nine months ended September 30, 2015, the Company recognized an expense reduction related to the 2014 Performance Program of $2.2 million, of which $1.1 million related to the common stock portion of the 2014 Performance Program awards. During the three months ended September 30, 2015, there was no expense recognized relating to the 2014 Performance Program.

On March 16, 2015, the Compensation Committee of the Board approved the terms of (i) the Affinion Group Holdings, Inc. 2015 Retention Award Program (the “2015 Retention Program”), an equity and cash incentive award program intended to foster retention of key employees of Affinion Holdings and its subsidiaries, and (ii) the awards (the “Retention Awards”) to each such key employee consisting of retention units (“RUs”) and a cash retention award (“CRA”) to be made by Affinion Holdings under the 2015 Retention Program. Each Retention Award will entitle the employee to one share of Affinion Holdings’ common stock for each RU and a cash payment in respect of the CRA, in each case, subject to applicable withholding taxes, when the applicable vesting conditions for the Retention Awards are met. The Retention Awards are subject to time-based vesting conditions. An employee’s RUs and CRA will vest in two substantially equal installments on each of March 15, 2016 and March 15, 2017 (each, a “Vesting Date”), subject to that employee’s continued service with Affinion Holdings and its subsidiaries on each applicable Vesting Date. An employee’s RUs and the portion of his or her CRA that become vested as of a given Vesting Date in accordance with the above vesting criteria will be settled as follows: (i) for each RU that vests on such Vesting Date, Affinion Holdings will deliver to the employee on the Settlement Date one share of common stock and (ii) for the portion of the CRA that vests on such Vesting Date, Affinion Holdings will pay to the employee on the Settlement Date an amount in cash equal to such vested portion of the CRA, in each case, subject to applicable tax withholding. An employee’s RUs and the portion of his or her CRA that become vested on a given Vesting Date will be settled as soon as practicable following such Vesting Date but in no event later than the sixtieth (60th) day following such Vesting Date (the “Settlement Date”). Upon termination of employment for any reason, an employee will forfeit the entire unvested portion of his or her Retention Award. The aggregate award value granted to participants under the 2015 Retention Program outstanding as of September 30, 2016 was approximately $7.1 million, net of forfeitures of $1.3 million. In conjunction with the Reclassification, which was effective on November 9, 2015, Retention Awards under the 2015 Retention Program that called for vesting of Class A Common Stock will vest in an adjusted number of shares of Class C Common Stock and Class D Common Stock. During the nine months ended September 30, 2016, 6,466 shares of Class C Common Stock and 6,809 shares of Class D Common Stock vested, in addition to CRAs of approximately $2.0 million. During the three and nine months ended September 30, 2016, the Company recognized expense related to the 2015 Retention Program of $0.9 million and $2.7 million, respectively, of which $0.5 million and $1.4 million, respectively, related to the common stock portion of the Retention Awards. During the three and nine months ended September 30, 2015, the Company recognized expense related to the 2015 Retention Program of $1.0 million and $2.2 million, respectively, of which $0.5 million and $1.1 million, respectively, related to the common stock portion of the Retention Awards.

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

Certain Litigation and Compliance with Law Matters. Cendant has agreed to indemnify the indemnified parties up to specified amounts for: (a) breaches of its representations and warranties with respect to legal proceedings that (1) occur after the date of the purchase agreement, (2) relate to facts and circumstances related to the business of Affinion Group, LLC or Affinion International Holdings Limited (“Affinion International”), and (3) constitute a breach or violation of its compliance with law representations and warranties and (b) breaches of its representations and warranties with respect to compliance with laws to the extent related to the business of Affinion Group, LLC or Affinion International. Of the legal proceedings disclosed in Note 6 to our unaudited condensed consolidated financial statements, the Lion Litigation is a matter that involves the Cendant Entities (as defined below) agreeing to indemnify us for any related liabilities.

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

Prior to 2009, Cendant (i) distributed the equity interests it previously held in its hospitality services business (“Wyndham”) and its real estate services business (“Realogy”) to Cendant stockholders and (ii) sold its travel services business (“Travelport”) to a third party. Cendant continues as a re-named publicly traded company which owns the vehicle rental business (“Avis Budget,” together with Wyndham and Realogy, the “Cendant Entities”). Subject to certain exceptions, Wyndham and Realogy have agreed to share Cendant’s contingent and other liabilities (including its indemnity obligations to the Company described above and other liabilities to the Company in connection with the Apollo Transactions) in specified percentages. If any Cendant Entity defaults in its payment, when due, of any such liabilities, the remaining Cendant Entities are required to pay an equal portion of the amounts in default. Wyndham held a portion of the preferred stock issued in connection with the Apollo Transactions until the preferred stock was redeemed in 2011, and a portion of the warrants issued in connection with the Apollo Transactions until the warrants expired in 2011, while Realogy was subsequently acquired by an affiliate of Apollo and remained an affiliate of Apollo until July 2013. Therefore, for the three and nine months ended September 30, 2016 and 2015, none of the Cendant Entities is a related party.

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

In connection with the 2015 Exchange Offers and 2015 Rights Offering, each of the parties to the Consulting Agreement entered into a termination agreement for no additional consideration. As a result of the termination of the consulting agreement, the Company has no obligation to pay Apollo any previously accrued and unpaid amounts for prior services rendered under the consulting agreement. The amount expensed related to this consulting agreement was $0.7 million and $2.0 million, respectively, for the three and nine months ended September 30, 2015, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015. There was no expense recognized related to this consulting agreement for the three and nine months ended September 30, 2016.

In July 2014, Novitex Enterprise Solutions (“Novitex”), a document outsourcing provider owned by affiliates of Apollo, commenced providing administrative services to the Company. In addition, in June 2015, Novitex assumed responsibility for the performance and management of the Company’s domestic print and mailing operations. During the three and nine months ended September 30, 2015, the Company recognized expenses of $2.5 million and $3.5 million, respectively, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015. As a result of the 2015 Exchange Offers and 2015 Rights Offering consummated on November 9, 2015, Novitex was not a related party during the three and nine months ended September 30, 2016.

SkyMall Ventures LLC (now known as Connexions SM Ventures, LLC), which was acquired by the Company in September 2014, provides fulfillment services to Caesar’s Entertainment Corporation (“Caesar’s”), which is owned by an affiliate of Apollo. During the three and nine months ended September 30, 2015, the Company recognized revenues, net of the cost to acquire the merchandise and gift cards, of $0.1 million and $0.9 million, respectively, which are included in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015. As a result of the 2015 Exchange Offers and 2015 Rights Offering consummated on November 9, 2015, Caesar’s was not a related party during the three and nine months ended September 30, 2016.

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

On January 28, 2010, the Company acquired an ownership interest of approximately 5%, subsequently reduced to approximately 2.9%, in Alclear Holdings, LLC (“Alclear”) for $1.0 million. A family member of one of the Company’s directors, at that time, controls and partially funded Alclear and serves as its chief executive officer. In March 2015, the Company sold its ownership interest in Alclear to certain existing members of Alclear who are not related parties or otherwise affiliated with the Company for $1.5 million, and the related gain of $0.5 million is included in other income, net in the accompanying unaudited condensed consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2015. The Company continued to provide support services to Alclear and recognized revenue of $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2015. The master services agreement was terminated on April 1, 2016. The Company provided transition services to Alclear until August 1, 2016. As a result of the 2015 Exchange Offers and 2015 Rights Offering consummated on November 9, 2015, Alclear was not a related party during the three and nine months ended September 30, 2016.

On May 8, 2013, in connection with his resignation as Chief Executive Officer of Global Retail Services and Co-President of Affinion, Mr. Richard J. Fernandes entered into a consulting agreement with Trilegiant Corporation, a wholly-owned subsidiary of the Company, effective May 13, 2013, pursuant to which he would continue working with the Company until the one-year anniversary of such resignation. The contract was subsequently amended to extend the term on a month-to-month basis and the contract could be terminated by either party upon thirty days written notice.  Mr. Fernandes provided certain consulting services to the Company on a part-time basis and received a fee of $7,500 per month, subject to increase depending on the level of consulting services provided. The agreement also provided for reimbursement of Mr. Fernandes’ out-of-pocket business and travel expenses and for his healthcare insurance costs during the contract period. The consulting agreement was terminated during the fourth quarter of 2015.

On each of May 14, 2015 and November 13, 2015, the Company loaned $1.9 million to Affinion Holdings to be utilized to make interest payments on its 2010 senior notes.

9. FINANCIAL INSTRUMENTS, DERIVATIVES AND FAIR VALUE MEASURES

As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2016:

								Fair Value At
						2021 and		September 30,
	2016	2017	2018	2019	2020	Thereafter	Total	2016
	(in millions)
Fixed rate debt	$—	$—	$622.1	$—	$—	$—	$622.1	$441.4
Average interest rate	8.01%	8.01%	7.97%
Variable rate debt	$1.9	$7.8	$1,170.9	$—	$—	$—	$1,180.6	$1,052.8
Average interest rate (a)	7.38%	7.38%	7.68%

(a)	Average interest rate is based on rates in effect at September 30, 2016.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At September 30, 2016, the Company had in place contracts to sell EUR 10.0 million and receive $11.2 million and to sell GBP 13.9 million and receive $18.0 million.

During the three and nine months ended September 30, 2016, the Company recognized a realized gain on the forward contracts of $0.3 million and $2.2 million, respectively. During the three and nine months ended September 30, 2015, the Company recognized a realized gain on the forward contracts of $0.7 million and $3.4 million, respectively. As of September 30, 2016, the Company had an immaterial unrealized loss on the foreign currency forward contracts.

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

Fair Value

The Company determines the fair value of financial instruments as follows:

a.

Cash and Cash Equivalents, Restricted Cash, Receivables, Profit-Sharing Receivables from Insurance Carriers and Accounts Payable—Carrying amounts approximate fair value at September 30, 2016 and December 31, 2015 due to the short-term maturities of these assets and liabilities.

b.

Long-Term Debt—The Company’s estimated fair value of its long-term fixed-rate debt at September 30, 2016 and December 31, 2015 is based upon available information for debt having similar terms and risks (Level 2). The fair value of the publicly-traded debt is the published market price per unit multiplied by the number of units held or issued without consideration of transaction costs. The fair value of the non-publicly-traded debt, substantially all of which is variable-rate debt, is based on third party indicative valuations and estimates prepared by the Company after consideration of the creditworthiness of the counterparties.

c.

Foreign Currency Forward Contracts—At September 30, 2016 and December 31, 2015, the Company’s estimated fair value of its foreign currency forward contracts is based upon available market information. The fair value of the foreign currency forward contracts is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair value has been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

There were no financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, other than foreign currency forward contracts. Such contracts have historically had a term of approximately thirty days and have been held to maturity. The fair value of the foreign currency forward contracts is measured based on significant observable inputs (Level 2).

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

Net Revenues
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(in millions)
Global Loyalty	$42.9	$40.8	$122.8	$131.8
Global Customer Engagement	92.5	106.1	294.8	312.9
Insurance Solutions	59.3	56.8	172.0	175.5
Subtotal	194.7	203.7	589.6	620.2
Legacy Membership and Package	43.6	87.9	148.2	269.4
Eliminations	(0.2)	(0.3)	(0.8)	(1.0)
	$238.1	$291.3	$737.0	$888.6

Segment EBITDA
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(in millions)

Global Loyalty	$14.8	$14.5	$41.2	$45.0
Global Customer Engagement	17.2	16.8	54.9	40.8
Insurance Solutions	22.4	18.1	61.3	55.3
Subtotal	54.4	49.4	157.4	141.1
Legacy Membership and Package	8.2	32.3	32.7	71.2
Corporate	(11.8)	(19.6)	(42.7)	(47.5)
	$50.8	$62.1	$147.4	$164.8

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(in millions)
Segment EBITDA	$50.8	$62.1	$147.4	$164.8
Depreciation and amortization	(13.7)	(23.7)	(41.9)	(71.7)
Income from operations	$37.1	$38.4	$105.5	$93.1

11. GUARANTOR/NON-GUARANTOR SUPPLEMENTAL FINANCIAL INFORMATION

The following supplemental condensed consolidating financial information presents, in separate columns, the condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, and the related condensed consolidating statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2016 and 2015 and the related condensed consolidating statements of cash flows for the nine month periods ended September 30, 2016 and 2015 for (i) the Company (Affinion Group, Inc.) on a parent-only basis, with its investment in subsidiaries recorded under the equity method, (ii) the Guarantor Subsidiaries (the Company’s subsidiaries that guarantee the 2010 senior notes) on a combined basis, (iii) the Non-Guarantor Subsidiaries (the Company’s subsidiaries that do not guarantee the 2010 senior notes) on a combined basis and (iv) the Company on a consolidated basis. The guarantees are full and unconditional and joint and several obligations of each of the guarantor subsidiaries, all of which are 100% owned by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of its guarantor subsidiaries by dividends or loan.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2016

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$30.2	$2.8	$28.6	$—	$61.6
Restricted cash	—	17.0	9.9	—	26.9
Receivables, net	1.9	81.4	33.3	—	116.6
Profit-sharing receivables from insurance carriers	—	24.9	—	—	24.9
Prepaid commissions	—	26.3	3.8	—	30.1
Intercompany interest receivable	—	—	0.4	(0.4)	—
Other current assets	21.5	27.3	25.0	—	73.8
Total current assets	53.6	179.7	101.0	(0.4)	333.9
Property and equipment, net	7.1	72.9	28.3	—	108.3
Contract rights and list fees, net	—	15.9	—	—	15.9
Goodwill	—	155.5	66.7	—	222.2
Other intangibles, net	—	37.9	7.7	—	45.6
Receivables from related parties	28.9	—	—	—	28.9
Investment in subsidiaries	2,381.0	81.2	63.9	(2,526.1)	—
Intercompany loan receivable	163.4	20.5	22.6	(206.5)	—
Intercompany receivables	—	2,355.9	—	(2,355.9)	—
Other non-current assets	12.6	27.6	6.2	—	46.4
Total assets	$2,646.6	$2,947.1	$296.4	$(5,088.9)	$801.2
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$7.8	$—	$—	$—	$7.8
Accounts payable and accrued expenses	81.1	172.4	79.3	—	332.8
Payables to related parties	14.7	—	—	—	14.7
Intercompany interest payable	0.4	—	—	(0.4)	—
Deferred revenue	0.1	40.5	20.4	—	61.0
Income taxes payable	0.7	-	2.3	—	3.0
Total current liabilities	104.8	212.9	102.0	(0.4)	419.3
Long-term debt	1,691.9	—	152.9	—	1,844.8
Deferred income taxes	14.7	23.6	0.9	—	39.2
Deferred revenue	0.3	2.4	2.8	—	5.5
Intercompany loans payable	22.6	—	183.9	(206.5)	—
Intercompany payables	2,343.6	—	12.3	(2,355.9)	—
Other long-term liabilities	3.5	18.5	4.3	—	26.3
Total liabilities	4,181.4	257.4	459.1	(2,562.8)	2,335.1
Total Affinion Group, Inc. deficit	(1,534.8)	2,689.7	(163.6)	(2,526.1)	(1,534.8)
Non-controlling interest in subsidiary	—	—	0.9	—	0.9
Total deficit	(1,534.8)	2,689.7	(162.7)	(2,526.1)	(1,533.9)
Total liabilities and deficit	$2,646.6	$2,947.1	$296.4	$(5,088.9)	$801.2

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

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$167.0	$71.1	$—	$238.1
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	0.1	56.7	24.8	—	81.6
Operating costs	10.6	26.3	41.6	—	78.5
General and administrative	15.5	6.8	4.8	—	27.1
Facility exit costs	—	0.1	—	—	0.1
Depreciation and amortization	0.1	8.7	4.9	—	13.7
Total expenses	26.3	98.6	76.1	—	201.0
Income (loss) from operations	(26.3)	68.4	(5.0)	—	37.1
Interest income	0.1	—	0.1	—	0.2
Interest expense	(26.7)	(0.1)	(1.0)	—	(27.8)
Interest income (expense) - intercompany	(0.6)	—	0.6	—	—
Income (loss) before income taxes and non-controlling interest	(53.5)	68.3	(5.3)	—	9.5
Income tax expense	(0.2)	(0.7)	(0.8)	—	(1.7)
	(53.7)	67.6	(6.1)	—	7.8
Equity in income of subsidiaries	61.2	0.2	—	(61.4)	—
Net income (loss)	7.5	67.8	(6.1)	(61.4)	7.8
Less: net income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to Affinion Group, Inc.	$7.5	$67.8	$(6.4)	$(61.4)	$7.5

Net income (loss)	$7.5	$67.8	$(6.1)	$(61.4)	$7.8
Currency translation adjustment, net of tax	(1.4)	0.2	0.1	(0.3)	(1.4)
Comprehensive income (loss)	6.1	68.0	(6.0)	(61.7)	6.4
Less: comprehensive income attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Affinion Group, Inc.	$6.1	$68.0	$(6.3)	$(61.7)	$6.1

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$509.4	$227.6	$—	$737.0
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	0.2	177.7	76.5	—	254.4
Operating costs	33.0	90.7	124.3	—	248.0
General and administrative	45.9	22.1	19.1	—	87.1
Facility exit costs	—	0.1	—	—	0.1
Depreciation and amortization	0.3	26.8	14.8	—	41.9
Total expenses	79.4	317.4	234.7	—	631.5
Income (loss) from operations	(79.4)	192.0	(7.1)	—	105.5
Interest income	0.5	—	0.3	—	0.8
Interest expense	(80.0)	0.6	(3.1)	—	(82.5)
Interest income (expense) - intercompany	(1.7)	—	1.7	—	—
Income (loss) before income taxes and non-controlling interest	(160.6)	192.6	(8.2)	—	23.8
Income tax expense	(0.7)	(2.2)	(2.8)	—	(5.7)
	(161.3)	190.4	(11.0)	—	18.1
Equity in income of subsidiaries	178.9	5.9	—	(184.8)	—
Net income (loss)	17.6	196.3	(11.0)	(184.8)	18.1
Less: net income attributable to non-controlling interest	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to Affinion Group, Inc.	$17.6	$196.3	$(11.5)	$(184.8)	$17.6

Net income (loss)	$17.6	$196.3	$(11.0)	$(184.8)	$18.1
Currency translation adjustment, net of tax	(5.8)	0.5	1.7	(2.2)	(5.8)
Comprehensive income (loss)	11.8	196.8	(9.3)	(187.0)	12.3
Less: comprehensive income attributable to non-controlling interest	—	—	(0.5)	—	(0.5)
Comprehensive income (loss) attributable to Affinion Group, Inc.	$11.8	$196.8	$(9.8)	$(187.0)	$11.8

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$205.1	$86.2	$—	$291.3
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	72.5	32.2	—	104.7
Operating costs	—	49.3	45.8	—	95.1
General and administrative	10.6	10.5	8.2	—	29.3
Facility exit costs	—	0.1	—	—	0.1
Depreciation and amortization	0.1	16.7	6.9	—	23.7
Total expenses	10.7	149.1	93.1	—	252.9
Income from operations	(10.7)	56.0	(6.9)	—	38.4
Interest income	(0.3)	1.7	0.5	—	1.9
Interest expense	(35.1)	—	(12.7)	—	(47.8)
Interest income (expense) - intercompany	(11.5)	—	11.5	—	—
Other income, net	—	0.7	(0.1)	—	0.6
Loss before income taxes and non-controlling interest	(57.6)	58.4	(7.7)	—	(6.9)
Income tax expense	(0.1)	(0.2)	(0.8)	—	(1.1)
	(57.7)	58.2	(8.5)	—	(8.0)
Equity in income of subsidiaries	49.5	3.0	—	(52.5)	—
Net loss	(8.2)	61.2	(8.5)	(52.5)	(8.0)
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net loss attributable to Affinion Group, Inc.	$(8.2)	$61.2	$(8.7)	$(52.5)	$(8.2)

Net loss	$(8.2)	$61.2	$(8.5)	$(52.5)	$(8.0)
Currency translation adjustment, net of tax	—	—	(2.2)	—	(2.2)
Comprehensive loss	(8.2)	61.2	(10.7)	(52.5)	(10.2)
Less: comprehensive income attributable to non-controlling interest	—	—	—	—	—
Comprehensive loss attributable to Affinion Group, Inc.	$(8.2)	$61.2	$(10.7)	$(52.5)	$(10.2)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$632.1	$256.5	$—	$888.6
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	—	229.0	102.4	—	331.4
Operating costs	—	155.6	142.5	—	298.1
General and administrative	21.6	46.0	25.5	—	93.1
Facility exit costs	—	1.2	—	—	1.2
Depreciation and amortization	0.5	50.9	20.3	—	71.7
Total expenses	22.1	482.7	290.7	—	795.5
Income from operations	(22.1)	149.4	(34.2)	—	93.1
Interest income	—	1.7	0.6	—	2.3
Interest expense	(103.7)	(0.1)	(38.5)	—	(142.3)
Interest income (expense) - intercompany	(35.3)	—	35.3	—	—
Other income, net	—	3.5	(2.3)	—	1.2
Loss before income taxes and non-controlling interest	(161.1)	154.5	(39.1)	—	(45.7)
Income tax expense	(0.8)	(2.0)	(1.4)	—	(4.2)
	(161.9)	152.5	(40.5)	—	(49.9)
Equity in income of subsidiaries	111.5	1.9	—	(113.4)	—
Net loss	(50.4)	154.4	(40.5)	(113.4)	(49.9)
Less: net income attributable to non-controlling interest	—	—	(0.5)	—	(0.5)
Net loss attributable to Affinion Group, Inc.	$(50.4)	$154.4	$(41.0)	$(113.4)	$(50.4)

Net loss	$(50.4)	$154.4	$(40.5)	$(113.4)	$(49.9)
Currency translation adjustment, net of tax	—	—	(5.7)	—	(5.7)
Comprehensive loss	(50.4)	154.4	(46.2)	(113.4)	(55.6)
Less: comprehensive income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive loss attributable to Affinion Group, Inc.	$(50.4)	$154.4	$(46.4)	$(113.4)	$(55.8)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$17.6	$196.3	$(11.0)	$(184.8)	$18.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	0.3	26.8	14.8	—	41.9
Amortization of debt discount and financing costs	4.5	—	—	—	4.5
Recovery of accounts receivable loss provided for	—	0.1	0.1	—	0.2
Facility exit costs	—	0.1	—	—	0.1
Amortization of carrying value adjustment	(20.0)	—	(6.2)	—	(26.2)
Share-based compensation	2.8	—	—	—	2.8
Equity in (income) loss of subsidiaries	(178.9)	(5.9)	—	184.8	—
Deferred income taxes	0.3	2.1	(0.6)	—	1.8
Net change in assets and liabilities:
Restricted cash	—	(0.9)	0.8	—	(0.1)
Receivables	—	(12.8)	8.4	—	(4.4)
Receivables from related parties	0.4	—	(0.4)	—	—
Profit-sharing receivables from insurance carriers	—	(5.0)	—	—	(5.0)
Prepaid commissions	—	6.6	1.2	—	7.8
Other current assets	(1.1)	10.4	1.0	—	10.3
Contract rights and list fees	—	0.6	—	—	0.6
Other non-current assets	0.1	0.7	(0.6)	—	0.2
Accounts payable and accrued expenses	(6.4)	8.3	(5.9)	—	(4.0)
Payables to related parties	1.7	—	—	—	1.7
Deferred revenue	(0.1)	(5.6)	(3.5)	—	(9.2)
Income taxes receivable and payable	(0.3)	(0.1)	0.7	—	0.3
Other long-term liabilities	0.2	(0.6)	(1.2)	—	(1.6)
Other, net	1.4	—	(0.8)	—	0.6
Net cash provided by (used in) operating activities	(177.5)	221.1	(3.2)	—	40.4
Investing Activities
Capital expenditures	(3.9)	(14.4)	(6.0)	—	(24.3)
Restricted cash	—	—	1.5	—	1.5
Capital contribution to subsidiary	(0.2)	—	—	0.2	—
Intercompany receivables and payables	—	(205.5)	(9.2)	214.7	—
Net cash provided by (used in) investing activities	(4.1)	(219.9)	(13.7)	214.9	(22.8)
Financing Activities
Principal payments on borrowings	(5.8)	—	—	—	(5.8)
Intercompany receivables and payables	214.7	—	—	(214.7)	—
Capital contribution to subsidiary	—	—	0.2	(0.2)	—
Dividend paid to non-controlling interest	—	—	(0.3)	—	(0.3)
Intercompany loans	(28.1)	—	28.1	—	—
Net cash provided by (used in) financing activities	180.8	—	28.0	(214.9)	(6.1)
Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.1)	—	(1.1)
Net increase (decrease) in cash and cash equivalents	(0.8)	1.2	10.0	—	10.4
Cash and cash equivalents, beginning of period	31.0	1.6	18.6	—	51.2
Cash and cash equivalents, end of period	$30.2	$2.8	$28.6	$—	$61.6

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In millions)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated

Operating Activities
Net loss	$(50.4)	$154.4	$(40.5)		$(113.4)	$(49.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.5	50.9	20.3		—	71.7
Amortization of debt discount and financing costs	5.6	—	1.4		—	7.0
Recovery of accounts receivable loss provided for	—	(5.7)	0.2		—	(5.5)
Facility exit costs	—	1.2	—		—	1.2
Share-based compensation	1.4	—	—		—	1.4
Equity in (income) loss of subsidiaries	(111.5)	(1.9)	—		113.4	—
Deferred income taxes	0.3	1.9	(0.7)		—	1.5
Net change in assets and liabilities:
Restricted cash	1.7	0.8	1.6		—	4.1
Receivables	(0.8)	1.6	7.9		—	8.7
Receivables from related parties	(12.8)	4.0	12.8		—	4.0
Profit-sharing receivables from insurance carriers	—	4.3	—		—	4.3
Prepaid commissions	—	1.3	(0.1)		—	1.2
Other current assets	(36.4)	17.1	0.5		—	(18.8)
Contract rights and list fees	—	(0.4)	—		—	(0.4)
Other non-current assets	0.1	(13.1)	(0.3)		—	(13.3)
Accounts payable and accrued expenses	20.0	3.3	(31.1)		—	(7.8)
Payables to related parties	(1.7)	0.9	—		—	(0.8)
Deferred revenue	0.4	(7.0)	0.3		—	(6.3)
Income taxes receivable and payable	(0.4)	—	(0.1)		—	(0.5)
Other long-term liabilities	0.1	(6.5)	0.7		—	(5.7)
Other, net	1.3	(0.8)	2.7		—	3.2
Net cash used in operating activities	(182.6)	206.3	(24.4)		—	(0.7)
Investing Activities
Capital expenditures	0.5	(11.2)	(12.6)		—	(23.3)
Restricted cash	—	—	(1.1)		—	(1.1)
Proceeds from sale of an investment	—	—	1.5		—	1.5
Intercompany receivables and payables	—	(193.9)	—		193.9	—
Net cash used in investing activities	0.5	(205.1)	(12.2)		193.9	(22.9)
Financing Activities
Borrowings under revolving credit facility, net	61.0	—	—		—	61.0
Principal payments on borrowings	(5.8)	(0.8)	—		—	(6.6)
Receivables from and payables to parent company	(1.9)	—	—		—	(1.9)
Intercompany receivables and payables	195.6	—	(1.7)		(193.9)	—
Capital contribution to subsidiary	(0.1)	—	0.1		—	—
Intercompany loan	(45.8)	—	45.8		—	—
Net cash provided by financing activities	203.0	(0.8)	44.2		(193.9)	52.5
Effect of changes in exchange rates on cash and cash equivalents	—	—	(1.2)		—	(1.2)
Net increase in cash and cash equivalents	20.9	0.4	6.4		—	27.7
Cash and cash equivalents, beginning of period	7.8	2.5	17.7		—	28.0
Cash and cash equivalents, end of period	$28.7	$2.9	$24.1	$	−−	$55.7

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2016 and 2015. This analysis is presented on both a consolidated basis and on an operating segment basis.

•

Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows for the nine months ended September 30, 2016 and 2015 and our financial condition as of September 30, 2016, as well as a discussion of our liquidity and capital resources.

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
•

Legacy Membership and Package.  This segment combines all global membership programs in which we no longer expect to actively market (which were previously reported predominantly in our Membership Products segment and to a lesser extent in our International Products segment) and also includes the domestic Package business (which, through December 31, 2015, was reported in our Insurance and Package segment).  This segment includes membership programs that were marketed with many of our large domestic financial institution partners.  Although we will continue to service these members, we expect that cash flows and revenues will decrease over time due to the anticipated attrition of the member base in this operating segment. The expected reduction in revenues is expected to be partially offset by ongoing cost savings initiatives to mitigate the impact of reduced revenues on operating cash flows. The Legacy Membership and Package segment would have constituted approximately 30% of our total net revenues in 2015 and, as of January 1, 2016, is expected to continue to be 15% to 25% of our total net revenues over the next 12 months and run off over the next 3 to 5 years until it is no longer a material contributor to the overall enterprise.

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

Customers of our membership programs typically pay their subscription fees either annually or monthly. Our membership products may have significant timing differences between the receipt of membership fees for annual members and revenue recognition. Historically, memberships were offered primarily under full money back terms whereby a member could receive a full refund upon cancellation at any time during the current membership term. These revenues were recognized upon completion of the membership term when they were no longer refundable. Depending on the length of the trial period, this revenue may not have been recognized for up to 16 months after the related marketing spend was incurred and expensed. Currently, annual memberships are primarily renewed under pro-rata arrangements in which the member is entitled to a prorated refund for the unused portion of their membership term. This allows us to recognize revenue ratably over the annual membership term. Upon completion of the subscription term, the membership renews under generally the same billing terms in which it originated. Given that we had historically offered a significant amount of subscriptions offering annual terms, our existing base continues to reflect a blend of both monthly and annual terms, and will continue doing so for as long as a substantial percentage of the annual subscribers renew. However, the majority of our recent solicitation activity has been for subscriptions offering monthly terms, and during the nine months ended September 30, 2016 and the year ended December 31, 2015, in excess of 95% of our new member and end-customer enrollments were in monthly payment programs. Revenue is recognized monthly under both annual pro rata and monthly memberships, allowing for a better matching of revenues and related servicing and benefit costs when compared to annual full money back memberships.

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

We serve as an agent and third-party administrator on behalf of a variety of underwriters for the marketing of AD&D and our other insurance products. Free trial periods and incentives are generally not offered with our insurance programs. Insurance program participants typically pay their insurance premiums either monthly or quarterly. We earn revenue in the form of commissions collected on behalf of the insurance carriers and participate in profit-sharing relationships with certain of the carriers that underwrite the insurance policies that we market, where profit is measured by the excess amount of premium remitted to the carrier less the cost for claim activities and any related expenses. In 2014, we transitioned a significant portion of our AD&D business from our former primary insurance carrier to new carriers that receive a fixed distribution of collected premiums rather than participating in the profit-sharing arrangement. As a result of the completion of this transition, a significant portion of the business is no longer subject to profit-sharing arrangements. Our estimated share of profits from these arrangements is reflected as profit-sharing receivables from insurance carriers on the accompanying unaudited consolidated balance sheets and any changes in estimated profit sharing in connection with the actual claims activities are periodically recorded as an adjustment to net revenue. Insurance revenues are recognized ratably over the insurance period for which a policy is in effect and there are no significant differences between cash flows and related revenue recognition. Revenue from insurance programs is reported net of insurance costs in the accompanying unaudited consolidated statements of comprehensive income (loss).

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

Results of Operations

Supplemental Data

We manage our business using a portfolio approach, meaning that we allocate and reallocate our investments in the ongoing pursuit of the highest and best available returns, allocating our resources to whichever products, services, geographies and programs offer the best opportunities. With the globalization of our clients, products and services and the ongoing refinement and execution of our capital allocation strategy, we have developed the following table that we believe captures the way we look at the businesses (amounts in thousands, except dollars per unit).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Global Loyalty
Gross Transactional Sales Volume (1)	$506,907	$440,680	$1,481,437	$1,392,447
Gross Transactional Sales Volume per Transaction (1)	$137.93	$131.44	$146.25	$146.21
Total Transactions	3,675	3,353	10,130	9,524
Global Customer Engagement
Average Subscribers (2)	2,593	2,717	2,652	2,738
Annualized Net Revenue per Average Subscriber (3)	$104.10	$106.48	$104.23	$102.98
Engagement Solutions Platform Revenue	$27,853	$33,829	$90,298	$101,453
Insurance Solutions
Average Supplemental Insureds (2)	3,300	3,490	3,357	3,567
Annualized Net Revenue per Supplemental Insured (3)	$70.47	$63.78	$66.99	$64.25
Legacy Membership and Package
Average Legacy Members (2)	1,460	3,415	1,701	3,666
Annualized Net Revenue per Legacy Member (3)	$102.55	$91.58	$98.51	$85.45

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

(3)

Annualized Net Revenue per Average Subscriber and Supplemental Insured are all calculated by taking the revenues from subscribers or insureds, as applicable, for the period and dividing it by the average subscribers or insureds, as applicable, for the period. Quarterly periods are then multiplied by four to annualize this amount for comparative purposes. Upon cancellation of a subscriber or an insured, as applicable, the subscriber’s or insured’s, as applicable, revenues are no longer recognized in the calculation.

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

Adjusted EBITDA consists of Segment EBITDA adjusted to exclude the financial impact of certain transactions as specified in the Company’s senior secured credit facility. Adjusted EBITDA is a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. GAAP. The Company believes that Adjusted EBITDA on a consolidated basis and for each segment provides supplemental information useful to investors as it is frequently used by the financial community to analyze performance period to period, to analyze a company’s ability to service its debt and to facilitate comparisons among companies. The Company believes Adjusted EBITDA also provides additional supplemental information to compare results among our segments. However, Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider Adjusted EBITDA as an alternative to operating or net income determined in accordance with U.S. GAAP, as an indicator of operating performance or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, or as an indicator of cash flows, or as a measure of liquidity.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table summarizes our consolidated results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended	Three Months Ended
	September 30,	September 30,	Increase
	2016	2015	(Decrease)
	(in millions)
Net revenues	$238.1	$291.3	$(53.2)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	81.6	104.7	(23.1)
Operating costs	78.5	95.1	(16.6)
General and administrative	27.1	29.3	(2.2)
Facility exit costs	0.1	0.1	—
Depreciation and amortization	13.7	23.7	(10.0)
Total expenses	201.0	252.9	(51.9)
Income from operations	37.1	38.4	(1.3)
Interest income	0.2	1.9	(1.7)
Interest expense	(27.8)	(47.8)	20.0
Other income, net	—	0.6	(0.6)
Income (loss) before income taxes and non-controlling interest	9.5	(6.9)	16.4
Income tax expense	(1.7)	(1.1)	(0.6)
Net income (loss)	7.8	(8.0)	15.8
Less: net income attributable to non-controlling interest	(0.3)	(0.2)	(0.1)
Net income (loss) attributable to Affinion Group, Inc.	$7.5	$(8.2)	$15.7

Summary of Operating Results for the Three Months Ended September 30, 2016

The following is a summary of changes affecting our operating results for the three months ended September 30, 2016.

Net revenues decreased $53.2 million, or 18.3%, for the three months ended September 30, 2016 as compared to the same period of the prior year primarily the result of lower retail revenues from a decline in retail member volumes in Legacy Membership and Package and lower revenue in Global Customer Engagement primarily from the unfavorable impact of foreign exchange, as well as the timing of marketing campaign launches and product launches with new clients.

         Segment EBITDA decreased $11.3 million for the three months ended September 30, 2016 as compared to the same period of the prior year as the impact of the lower net revenues was partially offset by lower marketing and commissions, lower operating costs and lower general and administrative expense.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following section provides an overview of our consolidated results of operations for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Net Revenues. During the three months ended September 30, 2016 we reported net revenues of $238.1 million, a decrease of $53.2 million, or 18.3%, as compared to net revenues of $291.3 million in the comparable period of 2015.  Global Loyalty net revenues increased $2.1 million as growth with existing clients was partially offset by lower revenue from the loss of a key client in 2015. Global Customer Engagement net revenues decreased $13.6 million. On a currency consistent basis, net revenues decreased $8.9 million primarily from lower revenue in our revenue enhancement business principally caused by the timing of marketing campaign launches and the recording of a one-time non-cash adjustment as well as lower net revenues in our engagement solutions business primarily due to the timing of product launches with new clients. Net revenues declined $4.7 million from the unfavorable impact of foreign exchange.  Insurance Solutions net revenues increased $2.5 million primarily due to a lower cost of insurance principally due to lower claims experience which was partially offset by the impact of lower average supplemental insureds.  Net revenues in Legacy Membership and Package decreased $44.3 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $0.5 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $23.1 million, or 22.1%, to $81.6 million for the three months ended September 30, 2016 from $104.7 million for the three months ended September 30, 2015. Marketing and commissions expense decreased in Legacy Membership and Package by $15.5 million primarily due to our decision in the latter part of 2015 to terminate certain marketing channels. Costs decreased $7.5 million in Global Customer Engagement primarily due to the timing of campaign launches.

Operating Costs. Operating costs decreased by $16.6 million, or 17.5%, to $78.5 million for the three months ended September 30, 2016 from $95.1 million for the three months ended September 30, 2015. Operating costs decreased $12.4 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes along with lower costs of $5.0 million in Global Customer Engagement primarily due to lower product and servicing costs.

General and Administrative Expense. General and administrative expense decreased by $2.2 million, or 7.5% to $27.1 million for the three months ended September 30, 2016 from $29.3 million for the three months ended September 30, 2015.  Costs decreased $2.1 million in Global Customer Engagement primarily due to the favorable impact of foreign exchange and lower employee related costs.  Corporate costs decreased by $7.8 million primarily from lower professional fees related to our debt refinancing transactions incurred in 2015. Costs increased $6.8 million in Legacy Membership and Package primarily due to higher professional fees related to ongoing legal matters.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $10.0 million for the three months ended September 30, 2016 to $13.7 million from $23.7 million for the three months ended September 30, 2015, primarily from a decrease of $7.7 million related to lower amortization of intangible assets acquired in connection with Affinion’s 2005 acquisition of the Cendant Marketing Services Division. The majority of these intangible assets are amortized on an accelerated basis. In addition, amortization expense recorded in 2016 decreased $1.0 million for intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis.

Interest Expense. Interest expense decreased $20.0 million, or 41.8% to $27.8 million for the three months ended September 30, 2016 from $47.8 million for the three months ended September 30, 2015, primarily from lower interest expense accrued as a result of the 2015 Exchange Offers and 2015 Rights Offering.

Income Tax Expense. Income tax expense increased by $0.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to an increase in the current foreign and deferred federal and state tax provisions for the three months ended September 30, 2016, partially offset by a decrease in the current state and deferred foreign tax provisions for the same period.

The Company’s effective income tax rates for the three months ended September 30, 2016 and 2015 were 18.6% and (16.4)%, respectively. The difference in the effective tax rates for the three months ended September 30, 2016 and 2015 is primarily a result of a change from a loss before income taxes and non-controlling interest of $6.9 million for the three months ended September 30, 2015 to income before income taxes and non-controlling interest of $9.5 million for the three months ended September 30, 2016 and an increase in the income tax provision from $1.1 million for the three months ended September 30, 2015 to $1.7 million for the three months ended September 30, 2016. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

          Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Three Months Ended September 30,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in millions)
Global Loyalty	$42.9	$40.8	$2.1	$14.8	$14.5	$0.3	$14.9	$14.5	$0.4
Global Customer Engagement	92.5	106.1	(13.6)	17.2	16.8	0.4	21.3	19.0	2.3
Insurance Solutions	59.3	56.8	2.5	22.4	18.1	4.3	22.0	18.1	3.9
Subtotal	194.7	203.7	(9.0)	54.4	49.4	5.0	58.2	51.6	6.6
Legacy Membership and Package	43.6	87.9	(44.3)	8.2	32.3	(24.1)	15.2	36.1	(20.9)
Eliminations	(0.2)	(0.3)	0.1	—	—	—	—	—	—
Corporate	—	—	—	(11.8)	(19.6)	7.8	(10.5)	(12.2)	1.7
Total	$238.1	$291.3	$(53.2)	50.8	62.1	(11.3)	62.9	75.5	(12.6)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains							—	(0.2)	0.2
Certain legal costs							(5.5)	(2.4)	(3.1)
Net cost savings							(0.9)	(3.5)	2.6
Other, net							(5.7)	(7.3)	1.6
Depreciation and amortization				(13.7)	(23.7)	10.0	(13.7)	(23.7)	10.0
Income from operations				$37.1	$38.4	$(1.3)	$37.1	$38.4	$(1.3)

	Three Months Ended September 30, 2016
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$—	$—	$—	$—	$—
Certain legal costs	—	—	—	5.5	—	5.5
Net cost savings	—	0.4	—	0.3	0.2	0.9
Other, net	0.1	3.7	(0.4)	1.2	1.1	5.7
Total	$0.1	$4.1	$(0.4)	$7.0	$1.3	$12.1

	Three Months Ended September 30, 2015
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$0.1	$—	$0.1	$—	$0.2
Certain legal costs	—	—	—	2.3	0.1	2.4
Net cost savings	—	0.9	—	1.8	0.8	3.5
Other, net	—	1.2	—	(0.4)	6.5	7.3
Total	$—	$2.2	$—	$3.8	$7.4	$13.4

(1)

See Segment EBITDA and Adjusted EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Global Loyalty. Net revenues from Global Loyalty increased by $2.1 million, or 5.1%, for the three months ended September 30, 2016 to $42.9 million as compared to $40.8 million for the three months ended September 30, 2015 as increased revenues from growth with existing clients were partially offset by lower revenue from the loss of a key client in 2015.

Segment EBITDA increased by $0.3 million, or 2.1%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, as the increased contribution associated with existing clients was partially offset by the loss of a key client in 2015.

Global Customer Engagement. Global Customer Engagement net revenues decreased by $13.6 million, or 12.8%, to $92.5 million for the three months ended September 30, 2016 as compared to $106.1 million for the three months ended September 30, 2015. On a currency consistent basis, net revenues decreased $8.9 million primarily from lower revenue in our revenue enhancement business principally caused by the timing of marketing campaign launches and the recording of a one-time non-cash adjustment as well as lower net revenues in our engagement solutions business primarily due to the timing of product launches with new clients. Net revenues declined $4.7 million from the unfavorable impact of foreign exchange.

Segment EBITDA increased $0.4 million, or 2.4%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily from lower marketing and commissions of $7.5 million, lower operating costs of $5.0 million and lower general and administrative costs of $2.1 million. The lower marketing and commissions were primarily attributable to the timing of campaign launches. The lower operating costs were primarily related to lower product and servicing costs. The lower general and administrative costs were primarily due to the favorable impact of foreign exchange and lower employee related costs.

Insurance Solutions. Insurance Solutions net revenues increased by $2.5 million, or 4.4%, to $59.3 million for the three months ended September 30, 2016 as compared to $56.8 million for the three months ended September 30, 2015. Net revenues increased primarily due to a lower cost of insurance principally due to lower claims experience which was partially offset by the impact of lower average supplemental insureds.

Segment EBITDA increased by $4.3 million, or 23.8%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily from the higher net revenues of $2.5 million and lower operating expenses of $1.8 million, primarily from reduced marketing and commissions and lower employee related costs.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $44.3 million, or 50.4%, to $43.6 million for the three months ended September 30, 2016 as compared to $87.9 million for the three months ended September 30, 2015.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $0.5 million.

Segment EBITDA decreased by $24.1 million, or 74.6%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Segment EBITDA decreased as the impact of the lower net revenues of $44.3 million and increased general and administrative costs of $6.8 million was partially offset by lower marketing and commissions expense of $15.5 million and lower operating costs of $12.4 million. The lower marketing and commissions expense was primarily the result of our decision in the latter part of 2015 to terminate certain marketing channels. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The higher general and administrative costs were primarily due to higher professional fees related to ongoing legal matters.

Corporate

Corporate costs now also include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs decreased by $7.8 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily from lower professional fees related to our debt refinancing transactions in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	Increase
	2016	2015	(Decrease)
	(in millions)
Net revenues	$737.0	$888.6	$(151.6)
Expenses:
Cost of revenues, exclusive of depreciation and amortization shown separately below:
Marketing and commissions	254.4	331.4	(77.0)
Operating costs	248.0	298.1	(50.1)
General and administrative	87.1	93.1	(6.0)
Facility exit costs	0.1	1.2	(1.1)
Depreciation and amortization	41.9	71.7	(29.8)
Total expenses	631.5	795.5	(164.0)
Income from operations	105.5	93.1	12.4
Interest income	0.8	2.3	(1.5)
Interest expense	(82.5)	(142.3)	59.8
Other income, net	—	1.2	(1.2)
Income (loss) before income taxes and non-controlling interest	23.8	(45.7)	69.5
Income tax expense	(5.7)	(4.2)	(1.5)
Net income (loss)	18.1	(49.9)	68.0
Less: net income attributable to non-controlling interest	(0.5)	(0.5)	—
Net income (loss) attributable to Affinion Group, Inc.	$17.6	$(50.4)	$68.0

Summary of Operating Results for the Nine Months Ended September 30, 2016

The following is a summary of changes affecting our operating results for the nine months ended September 30, 2016.

Net revenues decreased $151.6 million, or 17.1%, for the nine months ended September 30, 2016 as compared to the same period of the prior year primarily the result of lower retail revenues from a decline in retail member volumes in Legacy Membership and Package, lower revenue in Global Loyalty primarily from the loss of a key client in 2015, lower revenue in Global Customer Engagement primarily due to the unfavorable impact of foreign exchange, as well as the timing of marketing campaign launches and product launches with new clients, and lower revenue in Insurance Solutions primarily from lower supplemental insureds.

         Segment EBITDA decreased $17.4 million for the nine months ended September 30, 2016 as compared to the same period of the prior year as the impact of the lower net revenues was partially offset by lower marketing and commissions, lower operating costs and lower general and administrative expense.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following section provides an overview of our consolidated results of operations for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Net Revenues. During the nine months ended September 30, 2016 we reported net revenues of $737.0 million, a decrease of $151.6 million, or 17.1%, as compared to net revenues of $888.6 million in the comparable period of 2015.  Global Loyalty net revenues decreased $9.0 million as growth with existing clients was more than offset by lower revenue from the loss of a key client in 2015. Excluding the impact from the loss of a key client, net revenues would have increased during the same time frame. Global Customer Engagement net revenues decreased $18.1 million. On a currency consistent basis, net revenues decreased $7.9 million primarily from lower revenue in our revenue enhancement business principally caused by the timing of marketing campaign launches and the recording of a one-time non-cash adjustment. Net revenues in our engagement solutions business decreased primarily due to the timing of product launches with new clients and a change in deal structure with a client (which impacted our net revenue but had a limited impact on Segment EBITDA). Net revenues declined $10.2 million from the unfavorable impact of foreign exchange.  Insurance Solutions net revenues decreased $3.5 million as the impact from lower average supplemental insureds was partially offset by a lower cost of insurance principally from lower claims experience.  Net revenues in Legacy Membership and Package decreased $121.2 million primarily due to the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $1.1 million.

Marketing and Commissions Expense. Marketing and commissions expense decreased by $77.0 million, or 23.2%, to $254.4 million for the nine months ended September 30, 2016 from $331.4 million for the nine months ended September 30, 2015. Marketing and commissions expense decreased in Legacy Membership and Package by $53.9 million primarily due to our decision in the latter part of 2015 to terminate certain marketing channels. Costs decreased $8.6 million in Insurance Solutions primarily due to lower marketing spend. Costs decreased $14.3 million in Global Customer Engagement primarily due to the timing of campaign launches and the favorable impact of foreign exchange.

Operating Costs. Operating costs decreased by $50.1 million, or 16.8%, to $248.0 million for the nine months ended September 30, 2016 from $298.1 million for the nine months ended September 30, 2015. Operating costs decreased $35.4 million in Legacy Membership and Package primarily from lower product and servicing costs associated with the lower retail member volumes along with lower costs of $3.8 million in Global Loyalty primarily from lower product and servicing costs related to the lower revenue. Costs decreased $11.0 million in Global Customer Engagement primarily related to lower product and servicing costs and the favorable impact of foreign exchange.

General and Administrative Expense. General and administrative expense decreased by $6.0 million, or 6.4% to $87.1 million for the nine months ended September 30, 2016 from $93.1 million for the nine months ended September 30, 2015.  Costs decreased $7.5 million in Global Customer Engagement primarily due to lower employee related costs and the favorable impact of foreign exchange.  Corporate costs decreased by $4.8 million primarily from lower professional fees related to our debt refinancing transactions incurred in 2015 which were partially offset by higher stock compensation costs and expenses for employee incentive awards principally due to favorable adjustments recorded in the first quarter of 2015. Costs increased $6.8 million in Legacy Membership and Package primarily due to higher professional fees related to ongoing legal matters.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $29.8 million for the nine months ended September 30, 2016 to $41.9 million from $71.7 million for the nine months ended September 30, 2015,  primarily from a decrease of $23.3 million related to lower amortization of intangible assets acquired in connection with Affinion’s 2005 acquisition of the Cendant Marketing Services Division. The majority of these intangible assets are amortized on an accelerated basis. In addition, amortization expense recorded in 2016 decreased $4.1 million for intangible assets acquired in various acquisitions, principally member relationships which are amortized on an accelerated basis.

Interest Expense. Interest expense decreased $59.8 million, or 42.0% to $82.5 million for the nine months ended September 30, 2016 from $142.3 million for the nine months ended September 30, 2015 primarily from lower interest expense accrued as a result of the 2015 Exchange Offers and 2015 Rights Offering.

Income Tax Expense. Income tax expense increased by $1.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to an increase in the current and deferred foreign tax provisions and deferred state tax provision for the nine months ended September 30, 2016, partially offset by a decrease in the current state and deferred federal tax provisions for the same period.

The Company’s effective income tax rates for the nine months ended September 30, 2016 and 2015 were 24.1% and (9.2)%, respectively. The difference in the effective tax rates for the nine months ended September 30, 2016 and 2015 is primarily a result of a change from a loss before income taxes and non-controlling interest of $45.7 million for the nine months ended September 30, 2015 to income before income taxes and non-controlling interest of $23.8 million for the nine months ended September 30, 2016 and an increase in the income tax provision from $4.2 million for the nine months ended September 30, 2015 to $5.7 million for the nine months ended September 30, 2016. The Company’s tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state and foreign income taxes, the requirement to maintain valuation allowances had the most significant impact on the difference between the Company’s effective tax rate and the statutory U.S. federal income tax rate of 35%.

Operating Segment Results

          Net revenues, Segment EBITDA and Adjusted EBITDA by operating segment are as follows:

	Nine Months Ended September 30,
	Net Revenues			Segment EBITDA (1)			Adjusted EBITDA (1)
			Increase			Increase			Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in millions)
Global Loyalty	$122.8	$131.8	$(9.0)	$41.2	$45.0	$(3.8)	$41.8	$46.0	$(4.2)
Global Customer Engagement	294.8	312.9	(18.1)	54.9	40.8	14.1	62.0	46.5	15.5
Insurance Solutions	172.0	175.5	(3.5)	61.3	55.3	6.0	60.6	55.3	5.3
Subtotal	589.6	620.2	(30.6)	157.4	141.1	16.3	164.4	147.8	16.6
Legacy Membership and Package	148.2	269.4	(121.2)	32.7	71.2	(38.5)	50.9	84.7	(33.8)
Eliminations	(0.8)	(1.0)	0.2	—	—	—	—	—	—
Corporate	—	—	—	(42.7)	(47.5)	4.8	(35.9)	(36.4)	0.5
Total	$737.0	$888.6	$(151.6)	147.4	164.8	(17.4)	179.4	196.1	(16.7)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains							—	(0.1)	0.1
Certain legal costs							(13.3)	(4.7)	(8.6)
Net cost savings							(7.8)	(11.9)	4.1
Other, net							(10.9)	(14.6)	3.7
Depreciation and amortization				(41.9)	(71.7)	29.8	(41.9)	(71.7)	29.8
Income from operations				$105.5	$93.1	$12.4	$105.5	$93.1	$12.4

	Nine Months Ended September 30, 2016
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$—	$—	$—	$—	$—
Certain legal costs	—	—	—	12.7	0.6	13.3
Net cost savings	—	2.7	—	3.5	1.6	7.8
Other, net	0.6	4.4	(0.7)	2.0	4.6	10.9
Total	$0.6	$7.1	$(0.7)	$18.2	$6.8	$32.0

	Nine Months Ended September 30, 2015
	Global Loyalty	Global Customer Engagement	Insurance Solutions	Legacy Membership and Package	Corporate	Total
	(in millions)
Effect of purchase accounting, reorganizations and non-recurring revenues and gains	$—	$—	$—	$0.1	$—	$0.1
Certain legal costs	—	—	—	4.6	0.1	4.7
Net cost savings	—	3.2	—	5.9	2.8	11.9
Other, net	1.0	2.5	—	2.9	8.2	14.6
Total	$1.0	$5.7	$—	$13.5	$11.1	$31.3

(1)

See Segment EBITDA and Adjusted EBITDA above and Note 10 to the unaudited condensed consolidated financial statements for a discussion of Segment EBITDA and a reconciliation of Segment EBITDA to income from operations.

Global Loyalty. Net revenues from Global Loyalty decreased by $9.0 million, or 6.8%, for the nine months ended September 30, 2016 to $122.8 million as compared to $131.8 million for the nine months ended September 30, 2015 as increased revenues from growth with existing clients were more than offset by lower revenue from the loss of a key client in 2015. Excluding the impact from the loss of a key client, net revenues would have increased during the same time frame.

Segment EBITDA decreased by $3.8 million, or 8.4%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, as the increased contribution associated with existing clients was more than offset by the loss of a key client in 2015.

Global Customer Engagement. Global Customer Engagement net revenues decreased by $18.1 million, or 5.8%, to $294.8 million for the nine months ended September 30, 2016 as compared to $312.9 million for the nine months ended September 30, 2015. On a currency consistent basis, net revenues decreased $7.9 million primarily from lower revenue in our revenue enhancement business principally caused by the timing of marketing campaign launches and the recording of a one-time non-cash adjustment. Net revenues in our engagement solutions business decreased primarily due to the timing of product launches with new clients and a change in deal structure with a client (which impacted our net revenue but had a limited impact on Segment EBITDA). Net revenues declined $10.2 million from the unfavorable impact of foreign exchange.

Segment EBITDA increased $14.1 million, or 34.6%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as the lower net revenues of $18.1 million were more than offset by lower marketing and commissions of $14.3 million, lower operating costs of $11.0 million and lower general and administrative costs of $7.5 million. The lower marketing and commissions were primarily attributable to the timing of campaign launches and the favorable impact of foreign exchange. The lower operating costs were primarily related to lower product and servicing costs and the favorable impact of foreign exchange. The lower general and administrative costs were primarily due to lower employee related costs and the favorable impact of foreign exchange.

Insurance Solutions. Insurance Solutions net revenues decreased by $3.5 million, or 2.0%, to $172.0 million for the nine months ended September 30, 2016 as compared to $175.5 million for the nine months ended September 30, 2015. Net revenues decreased as the impact from lower average supplemental insureds was partially offset by a lower cost of insurance principally from lower claims experience.

Segment EBITDA increased by $6.0 million, or 10.8%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as the impact of lower net revenues of $3.5 million was more than offset by lower operating expenses of $9.5 million, primarily from reduced marketing and commissions and lower employee related costs.

Legacy Membership and Package. Legacy Membership and Package net revenues decreased by $121.2 million, or 45.0%, to $148.2 million for the nine months ended September 30, 2016 as compared to $269.4 million for the nine months ended September 30, 2015.  Net revenues decreased primarily from the expected attrition of legacy members, including those from our large financial institution partners, principally due to the cessation of new marketing campaigns and terminated programs with those partners as a result of the regulatory issues that have negatively impacted these partners. We expect this downward trend in net revenues related to our financial institution partners to continue for the foreseeable future. Net revenues further decreased from lower Package revenue primarily the result of lower average Package members and an unfavorable foreign exchange impact of $1.1 million.

Segment EBITDA decreased by $38.5 million, or 54.1%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Segment EBITDA decreased as the impact from the lower net revenues of $121.2 million and higher general and administrative expense of $6.8 million was partially offset by lower marketing and commissions expense of $53.9 million and lower operating costs of $35.4 million. The lower marketing and commissions expense was primarily the result of our decision in the latter part of 2015 to terminate certain marketing channels. The lower operating costs are the result of lower product and servicing costs related to the lower revenue. The higher general and administrative costs were primarily due to higher professional fees related to ongoing legal matters.

Corporate

Corporate costs now also include certain departmental service costs such as human resources, legal, corporate finance and accounting functions and unallocated portions of information technology. Expenses such as professional fees related to debt financing activities and stock compensation costs are also recorded in corporate. Corporate costs decreased by $4.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as lower professional fees related to our debt refinancing transactions incurred in 2015 were partially offset by higher stock compensation costs and expenses for employee incentive awards principally due to favorable adjustments recorded in the first quarter of 2015.

Financial Condition, Liquidity and Capital Resources

Financial Condition—September 30, 2016 and December 31, 2015

	September 30,	December 31,	Increase
	2016	2015	(Decrease)
	(in millions)
Total assets	$801.2	$829.0	$(27.8)
Total liabilities	2,335.1	2,374.9	(39.8)
Total deficit	(1,533.9)	(1,545.9)	12.0

Total assets decreased by $27.8 million principally due to (i) a decrease in other current assets of $11.8 million, principally due to a reduction in gift card inventory levels and (ii) a decrease in property and equipment, net of $11.2 million, primarily due to depreciation expense of $32.3 million partially offset by additions of $24.3 million.

Total liabilities decreased by $39.8 million, principally due to (i) a decrease in long-term debt of $23.6 million, principally due to payments of $5.8 million and amortization of the carrying value adjustment related to the continuing debt held by participants in the 2015 Exchange Offers and 2015 Rights Offering of $26.2 million, partially offset by additional debt of $3.9 million related to PIK interest and amortization of deferred financing costs of $4.5 million and (ii) a decrease in accounts payable and accrued expenses of $13.2 million due to timing of payments, partially offset by higher interest accruals and higher gift card prepayments by marketing partners.

Total deficit decreased by $12.0 million, due to net income attributable to the Company of $17.6 million, partially offset by currency translation adjustment of $5.8 million.

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

On October 21, 2016, the Company engaged a financial adviser to assist the Company in evaluating its capital structure.  There is no assurance that this engagement will result in any transaction being announced or consummated.  The Company does not intend to discuss or disclose further developments during this process unless and until the Company’s Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate.

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

Cash Flows—Nine Months Ended September 30, 2016 and 2015

At September 30, 2016, we had $61.6 million of cash and cash equivalents on hand, an increase of $5.9 million from $55.7 million at September 30, 2015. The following table summarizes our cash flows and compares changes in our cash and cash equivalents on hand to the same period in the prior year.

	Nine Months Ended September 30,
	2016	2015	Change
	(in millions)
Cash provided by (used in):
Operating activities	$40.4	$(0.7)	$41.1
Investing activities	(22.8)	(22.9)	0.1
Financing activities	(6.1)	52.5	(58.6)
Effect of exchange rate changes	(1.1)	(1.2)	0.1
Net change in cash and cash equivalents	$10.4	$27.7	$(17.3)

Operating Activities

During the nine months ended September 30, 2016, we generated $41.1 million more cash from operating activities than during the nine months ended September 30, 2015. Segment EBITDA decreased $17.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increased cash from operating activities was primarily due to lower interest payments of $47.7 million, primarily from the 2015 Exchange Offers and 2015 Rights Offering.

Investing Activities

We used $0.1 million less cash in investing activities during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we used $24.3 million for capital expenditures. During the nine months ended September 30, 2015, we used $23.3 million for capital expenditures and received $1.5 million in connection with the sale of an investment.

Financing Activities

We used $58.6 million more cash in financing activities during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we made principal payments on our debt of $5.8 million. During the nine months ended September 30, 2015, we had net borrowings under Affinion’s revolving credit facility of $61.0 million and made principal payments on our debt of $6.6 million.

Credit Facilities and Long-Term Debt

General

As a result of the Apollo Transactions, we became a highly leveraged company, and we continue to be a highly leveraged company. As of September 30, 2016, we had approximately $1.8 billion in indebtedness.

At September 30, 2016, on a consolidated basis, Affinion had $755.6 million outstanding under Affinion’s first lien term loan ($768.3 million, including carrying value adjustment), $425.0 million outstanding under Affinion’s second lien term loan ($427.3 million including carrying value adjustment), $475.0 million outstanding under Affinion’s 2010 senior notes ($515.2 million including discount and carrying value adjustment), $22.6 million outstanding under Affinion’s 2013 senior subordinated notes and $113.9 million outstanding under the International Notes ($129.9 million including carrying value adjustment). At September 30, 2016, there were no borrowings outstanding under Affinion’s revolving credit facility and Affinion had $69.2 million available under the revolving credit facility after giving effect to the issuance of $10.8 million of letters of credit.

As of September 30, 2016, Affinion’s senior secured credit facility and the indentures governing Affinion’s 2010 senior notes and the International Notes contained various restrictive covenants that apply to Affinion. As of September 30, 2016, Affinion was in compliance with the restrictive covenants under Affinion’s debt agreements. In connection with the 2015 Exchange Offers, the holders consented to the removal of all of the restrictive covenants and certain of the default provisions from the indenture governing the Investments senior subordinated notes and the note agreement governing Affinion’s 2013 senior subordinated notes.

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

Affinion’s revolving credit facility includes a letter of credit subfacility and a swingline loan subfacility. Affinion’s first lien term loan facility matures in April 2018 and Affinion’s second lien term loan facility matures in October 2018. Affinion’s first lien term loan facility provides for quarterly amortization payments totaling 1% per annum, with the balance payable upon the final maturity date. Affinion’s second lien term loan facility does not provide for quarterly amortization payments. Affinion’s senior secured credit facility also requires mandatory prepayments of the outstanding term loans based on excess cash flow (as defined), if any, and the proceeds from certain specified transactions. The interest rates with respect to Affinion’s first lien term loan and revolving loans under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 5.25%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50% (“ABR”), in each case plus 4.25%. The interest rates with respect to Affinion’s second lien term loan under Affinion’s senior secured credit facility are based on, at Affinion’s option, (a) the higher of (i) adjusted LIBOR and (ii) 1.50%, in each case plus 7.00%, or (b) the highest of (i) Deutsche Bank Trust Company Americas’ prime rate, (ii) the Federal Funds Effective Rate plus 0.5% and (iii) 2.50%, in each case plus 6.00%. The weighted average interest rate on the first lien term loan for the nine months ended September 30, 2016 and 2015 was 6.75%. The weighted average interest rate on the second lien term loan for the nine months ended September 30, 2016 and 2015 was 8.50%. The weighted average interest rate on revolving credit facility borrowings for the nine months ended September 30, 2016 and 2015 was 7.8% and 7.2%, respectively. Affinion’s obligations under its senior secured credit facility are, and Affinion’s obligations under any interest rate protection or other hedging arrangements entered into with a lender or any of its affiliates will be, guaranteed by Affinion Holdings and by each of Affinion’s existing and subsequently acquired or organized domestic subsidiaries, subject to certain exceptions. Affinion’s senior secured credit facility is secured to the extent legally permissible by substantially all the assets of (i) Affinion Holdings, which consists of a pledge of all of Affinion’s capital stock and (ii) Affinion and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by Affinion or any subsidiary guarantor and (b) security interests in substantially all tangible and intangible assets of Affinion and each subsidiary guarantor, subject to certain exceptions. Affinion’s senior secured credit facility also contains financial, affirmative and negative covenants. The negative covenants in Affinion’s senior secured credit facility include, among other things, limitations (all of which are subject to certain exceptions) on Affinion’s (and in certain cases, Affinion Holdings’) ability to declare dividends and make other distributions, redeem or repurchase its capital stock; prepay, redeem or repurchase certain of Affinion’s subordinated indebtedness; make loans or investments (including acquisitions); incur additional indebtedness (subject to certain exceptions); enter into agreements that would restrict the ability of Affinion’s subsidiaries to pay dividends; merge or enter into acquisitions; sell Affinion’s assets; and enter into transactions with its affiliates.  Affinion’s senior secured credit facility also requires Affinion to comply with a financial maintenance covenant with a maximum ratio of senior secured debt (as defined in Affinion’s senior secured credit facility) to EBITDA (as defined in Affinion’s senior secured credit facility) of 4.25:1.00. A portion of the April 2010 proceeds of the term loan under Affinion’s senior secured credit facility were utilized to repay the outstanding balance of its then existing senior secured term loan, including accrued interest, of $629.7 million and pay fees and expenses of approximately $27.0 million. Any borrowings under the revolving credit facility are available to fund Affinion’s working capital requirements, capital expenditures and for other general corporate purposes.

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

Upon consummation of the 2015 Exchange Offers, the Apollo Funds and General Atlantic ceased to have beneficial ownership of any Common Stock. On September 27, 2016, in a privately negotiated transaction, the Company purchased 65,945 shares of Class C Common Stock held by General Atlantic and 69,415 shares of Class D Common Stock held by General Atlantic for an aggregate purchase price of $5, and cancelled such re-purchased shares. The Company did not make any repurchases pursuant to publicly announced plans or programs.

International Notes

The International Notes bear interest at 7.5% per annum, of which 3.5% per annum will be payable in cash (“International Cash Interest”) and 4.0% per annum will be payable by increasing the principal amount of the outstanding International Notes or by issuing International Notes (“International PIK Interest”); provided, that all of the accrued interest on the International Notes from the issue date to, but not including, May 1, 2016 was payable on May 1, 2016 entirely as International PIK Interest. Interest on the International Notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2016. The International Notes will mature on July 30, 2018. The International Notes are redeemable at Affinion International’s option prior to maturity. The indenture governing the International Notes contains negative covenants which restrict the ability of Affinion International, Affinion and their respective restricted subsidiaries to engage in certain transactions and also contains customary events of default. Affinion International’s obligations under the International Notes are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by each of Affinion’s existing and future domestic subsidiaries that guarantee Affinion’s indebtedness under its senior secured credit facility (other than Affinion Investments and Affinion Investments II, and additionally including (such additional guarantors, the “Foreign Guarantors”) Affinion International Limited, Affinion International Travel HoldCo Limited, Webloyalty International Limited, Loyalty Ventures Limited, Bassae Holding B.V., Webloyalty Holdings Coöperatief U.A. and Webloyalty International S.à r.l.). The International Notes and guarantees thereof are unsecured senior obligations of Affinion International’s and rank equally with all of Affinion International’s and the guarantors’ existing and future senior indebtedness and senior to Affinion International’s and the guarantors’ existing and future subordinated indebtedness. On October 17, 2016, the International Notes were admitted to the Official List of the Irish Stock Exchange and to trading on the Global Exchange Market, which is the exchange regulated market of the Irish Stock Exchange.

Covenant Compliance

Our senior secured credit facility and the indentures that govern Affinion’s 2010 senior notes and the International Notes contain various restrictive covenants. They prohibit us from prepaying indebtedness that is junior to such debt (subject to certain exceptions). Our senior secured credit facility requires us to maintain a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in our senior secured credit facility (senior secured debt, as defined, to Adjusted EBITDA, as defined) must be equal to or less than 4.25 to 1.0 at September 30, 2016. In addition, our senior secured credit facility, among other things, restricts our ability to incur indebtedness or liens, make investments or declare or pay any dividends to our parent. The indenture governing Affinion’s 2010 senior notes, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. The indenture governing the International Notes contains covenants that, among other things, limit Affinion’s ability and the ability of its restricted subsidiaries to make certain asset sales or create liens. As of September 30, 2016, Affinion was in compliance with the restrictive covenants under its debt agreements and expects to be in compliance over the next twelve months.

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

Affinion International and its subsidiaries and the Foreign Guarantors and their subsidiaries had combined net revenues and EBITDA of $68.1 million and $14.2 million, respectively for the three months ended September 30, 2016, which represented 28.6% and 28.0% of Affinion Group’s total net revenues and EBITDA, respectively, for the three months ended September 30, 2016, compared to combined net revenues and EBITDA of $85.0 million and $14.7 million, respectively for the three months ended September 30, 2015. Net revenues decreased $11.6 million on a currency consistent basis primarily from lower revenue in our revenue enhancement business principally due to the timing of marketing campaign launches and the recording of a one-time non-cash adjustment, as well as lower net revenues in our engagement solutions business primarily due to the timing of product launches with new clients. In addition, revenue decreased due to attrition in the International portion of the Legacy Membership and Package segment, and by $5.3 million due to the unfavorable impact of foreign exchange. EBITDA decreased for the three months ended September 30, 2016 as the lower net revenue of $16.9 million was partially offset by lower marketing and commissions, lower operating costs and lower general and administrative expenses. The lower marketing and commissions were primarily attributable to the timing of campaign launches. The lower operating costs were primarily related to lower product and servicing costs. The lower general and administrative expenses were primarily related to the favorable impact of foreign exchange and lower employee-related costs. The only reconciliation item between EBITDA of Affinion International and its subsidiaries and of the Foreign Guarantors and their subsidiaries of $14.2 million and the income from operations of Affinion International and its subsidiaries and of the Foreign Guarantors and their subsidiaries of $9.4 million is depreciation and amortization of $4.8 million.

For the three months ended September 30, 2016, the Guarantors of the International Notes accounted for $52.2 million, or 102.9.%, of the consolidated EBITDA of Affinion Group and the Non-Guarantors accounted for negative EBITDA of $1.5 million, or (2.9)%, of Affinion Group’s consolidated EBITDA. The U.S. Guarantors accounted for $36.5 million or 71.9% of the consolidated EBITDA of Affinion Group and the Foreign Guarantors accounted for $15.7 million, or 31.0% of the consolidated EBITDA of Affinion Group.

For the nine months ended September 30, 2016, the Guarantors of the International Notes accounted for $149.9 million, or 101.8%, of the consolidated EBITDA of Affinion Group and the Non-Guarantors accounted for negative EBITDA of $2.6 million, or (1.8)%, of Affinion Group’s consolidated EBITDA. The U.S. Guarantors accounted for $101.1 million or 68.7% of the consolidated EBITDA of Affinion Group and the Foreign Guarantors accounted for $48.8 million, or 33.1% of the consolidated EBITDA of Affinion Group.

At September 30, 2016, the Foreign Subsidiaries of Affinion (as defined in the indenture governing Affinion’s 2010 senior notes) had Indebtedness (as defined in the indenture governing the International Notes) of $305.1 million, of which $173.6 million was owed to Affinion and its Restricted Subsidiaries (other than Foreign Subsidiaries), $130.3 million was owed to unrelated third parties and $1.2 million represented letters of credit.

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

Set forth below is a reconciliation of our consolidated net cash provided by operating activities for the twelve months ended September 30, 2016 to Adjusted EBITDA.

For the Twelve
Months Ended
September 30, 2016 (a)
(in millions)
Net cash provided by operating activities	$55.2
Interest expense, net	117.8
Income tax expense	7.4
Amortization of debt discount, financing costs and carrying value adjustment	25.3
Provision for loss on accounts receivable	(1.4)
Deferred income taxes	(1.5)
Changes in assets and liabilities	3.5
Effect of purchase accounting, reorganizations, certain legal costs and net cost savings (b)	26.5
Other, net (c)	19.0
Adjusted EBITDA, excluding pro forma adjustments (d)	251.8
Effect of the pro forma adjustments (e)	5.1
Adjusted EBITDA, including pro forma adjustments (f)	$256.9

(a)

Represents consolidated financial data for the year ended December 31, 2015, minus consolidated financial data for the nine months ended September 30, 2015, plus consolidated financial data for the nine months ended September 30, 2016.

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

(d)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on October 1, 2015 in calculating the Adjusted EBITDA under Affinion’s senior secured credit facility and the indenture governing Affinion’s 2010 senior notes.

(e)	Gives effect to the projected annualized benefits of the restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on October 1, 2015.
(f)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (e) above.

Set forth below is a reconciliation of our consolidated net loss attributable to Affinion Group, Inc. for the twelve months ended September 30, 2016 to Adjusted EBITDA as required by our senior secured credit facility and the indenture governing our 2010 senior notes.

For the Twelve
Months Ended
September 30, 2016 (a)
(in millions)
Net income attributable to Affinion Group, Inc.	$38.0
Interest expense, net	117.8
Income tax expense	7.4
Non-controlling interest	0.6
Other income, net	-
Gain on extinguishment of debt	(115.8)
Depreciation and amortization	60.0
Effect of purchase accounting, reorganizations and non-recurring revenues and gains (b)	-
Certain legal costs (c)	15.7
Net cost savings (d)	10.8
Other, net (e)	117.3
Adjusted EBITDA, excluding pro forma adjustments (f)	251.8
Effect of the pro forma adjustments (g)	5.1
Adjusted EBITDA, including pro forma adjustments (h)	$256.9
Senior secured leverage ratio (i)	2.75
Fixed charge coverage ratio (j)	2.30

(a)

Represents consolidated financial data for the year ended December 31, 2015, minus consolidated financial data for the nine months ended September 30, 2015, plus consolidated financial data for the nine months ended September 30, 2016.

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

(f)

Adjusted EBITDA, excluding pro forma adjustments, does not give pro forma effect to the projected annualized benefits of restructurings and other cost savings initiatives. However, we do make such accretive pro forma adjustments as if such restructurings and cost savings initiatives had occurred on October 1, 2015 in calculating the Adjusted EBITDA under Affinion’s senior secured credit facility and the indenture governing Affinion’s 2010 senior notes.

(g)	Gives effect to the projected annualized benefits of restructurings and other cost savings initiatives as if such restructurings and cost savings initiatives had occurred on October 1, 2015.
(h)	Adjusted EBITDA, including pro forma adjustments, gives pro forma effect to the adjustments discussed in (g) above.
(i)

The senior secured leverage ratio is defined in our amended and restated senior secured credit facility, as amended on May 20, 2014 (senior secured debt, as defined, to Adjusted EBITDA, as defined). The senior secured leverage ratio must be equal to or less than 4.25 to 1.0 at September 30, 2016.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity for the Company’s long-term debt as of September 30, 2016 (dollars are in millions unless otherwise indicated):

								Fair Value At
						2021 and		September 30,
	2016	2017	2018	2019	2020	Thereafter	Total	2016
	(in millions)
Fixed rate debt	$—	$—	$622.1	$—	$—	$—	$622.1	$441.4
Average interest rate	8.01%	8.01%	7.97%
Variable rate debt	$1.9	$7.8	$1,170.9	$—	$—	$—	$1,180.6	$1,052.8
Average interest rate (a)	7.38%	7.38%	7.68%

(a)	Average interest rate is based on rates in effect at September 30, 2016.

Foreign Currency Forward Contracts

On a limited basis the Company has entered into 30 day foreign currency forward contracts, and upon expiration of the contracts, entered into successive 30 day foreign currency forward contracts. The contracts have been entered into to mitigate the Company’s foreign currency exposures related to intercompany loans which are not expected to be repaid within the next twelve months and that are denominated in Euros and British pounds. At September 30, 2016, the Company had in place contracts to sell EUR 10.0 million and receive $11.2 million and to sell GBP 13.9 million and receive $18.0 million.

During the three and nine months ended September 30, 2016, the Company recognized a realized gain on the forward contracts of $0.3 million and $2.2 million, respectively. During the three and nine months ended September 30, 2015, the Company recognized a realized gain on the forward contracts of $0.7 million and $3.4 million, respectively. As of September 30, 2016, the Company had an immaterial unrealized loss on the foreign currency forward contracts.

At September 30, 2016, the Company’s estimated fair values of its foreign currency forward contracts are based upon available market information. The fair value of a foreign currency forward contract is based on significant other observable inputs, adjusted for contract restrictions and other terms specific to the foreign currency forward contracts. The fair values have been determined after consideration of foreign currency exchange rates and the creditworthiness of the parties to the foreign currency forward contracts. The counterparty to the foreign currency forward contracts is a major financial institution. The Company does not expect any losses from non-performance by the counterparty.

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

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

AFFINION GROUP, INC.
Date:	October 27, 2016	By:	/S/ Gregory S. Miller
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